Form 10-Q
period 2001-06-30
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2001-08-08
CIK 890394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-32929

Monolithic System Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0291941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1020 Stewart Drive
Sunnyvale, California 94085
(Address of principal executive office and zip code)

(408) 731-1800
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes / /  No /x/

    As of July 31, 2001, 29,231,064 shares of the Registrant's common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
June 30, 2001

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,898	$23,397
Short-term investments	2,994	—
Accounts receivable, net	2,064	1,546
Inventories	3,444	2,145
Prepaid expenses and other current assets	2,836	1,704

Total current assets	31,236	28,792
Property and equipment, net	1,392	950
Other assets	79	56

Total assets	$32,707	$29,798

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,051	$915
Accrued expenses and other liabilities	1,444	1,171
Deferred revenue	4,304	5,973

Total current liabilities	6,799	8,059

Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $0.01 par value; 20,000 shares authorized; 6,582 shares issued and outstanding at June 30, 2001 and December 31, 2000 (*)	35,591	35,591

Stockholders' equity:
Common stock, $0.01 par value; 120,000 shares authorized; 10,744 shares and 10,374 shares issued and outstanding at June 30, 2001 and December 31, 2000	107	103
Additional paid-in capital	8,571	6,342
Notes receivable from stockholders	(664)	(408)
Deferred stock-based compensation	(1,992)	(2,078)
Accumulated deficit	(15,705)	(17,811)

Total stockholders' deficit	(9,683)	(13,852)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' deficit	$32,707	$29,798

(*)  All preferred shares were automatically converted to common shares upon the closing of the Company's initial public offering, which occurred after June 30, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenue:
Product	$3,151	$2,311	$7,059	$4,028
Contract and royalty	2,250	400	2,902	460

	5,401	2,711	9,961	4,488

Cost of net revenue:
Product	1,256	1,191	2,965	1,952
Contract and royalty	91	225	239	267

	1,347	1,416	3,204	2,219

Gross profit	4,054	1,295	6,757	2,269

Operating expenses:
Research and development	1,160	864	2,000	1,630
Selling, general and administrative	1,188	666	2,317	1,338
Stock compensation based compensation expense (*)	493	235	850	342

Total operating expenses	2,841	1,765	5,167	3,310

Net income (loss) from operations	1,213	(470)	1,590	(1,041)
Interest and other income	259	297	626	459

Income (loss) before income taxes	1,472	(173)	2,216	(582)
Provision for income taxes	(73)	—	(110)	—

Net income (loss)	$1,399	$(173)	$2,106	$(582)

Net income (loss) per share:
Basic	$0.13	$(0.02)	$0.20	$(0.06)

Diluted	$0.05	$(0.02)	$0.08	$(0.06)

Shares used in computing net income (loss) per share (**):
Basic	10,600	9,896	10,484	9,856

Diluted	25,630	9,896	25,799	9,856

Pro forma net income (loss) per share:
Basic	$0.06		$0.09

Diluted	$0.05		$0.08

Shares used in computing pro forma net income (loss) per share (**):
Basic	23,331		23,215

Diluted	25,630		25,799

(*) Stock-based compensation in operating expenses:
Research and development	$271	$83	$442	$152
Selling, general and administrative	222	152	408	190

	$493	$235	$850	$342

(**)
These computations do not take into account 5,750,000 shares of common stock sold in the Company's initial public offering, which closed after June 30, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2001*	2000
Cash flows from operating activities:
Net income (loss)	$2,106	$(582)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	351	268
Amortization of deferred stock-based compensation	850	364
Interest income on notes receivable from stockholders	(17)	—
Changes in current assets and liabilities:
Accounts receivable	(518)	469
Inventories	(1,299)	(189)
Prepaid expenses and other assets	(1,155)	(24)
Deferred revenue	(1,669)	1,833
Accounts payable	136	(251)
Accrued expenses and other liabilities	273	53

Net cash provided by (used in) operating activities	(942)	1,941

Cash flows from investing activities:
Purchase of property and equipment	(793)	(37)
Purchase of short-term investments	(2,994)	—

Net cash used in investing activities	(3,787)	(37)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	5,200
Proceeds from issuance of common stock	1,230	123

Net cash provided by financing activities	1,230	5,323

Net increase (decrease) in cash and cash equivalents	(3,499)	7,227
Cash and cash equivalents at beginning of period	23,397	12,720

Cash and cash equivalents at end of period	$19,898	$19,947

Supplemental disclosure:
Taxes paid	$110	$—

*
The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2001 does not take into account approximately $51 million of net proceeds received from the sale of 5,750,000 shares of common stock sold in the Company's initial public offering, which closed after June 30, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Background and Basis of Presentation

The Company

    Monolithic System Technology, Inc. (the "Company" or "MoSys") was incorporated in California on September 16, 1991 to design, develop and market high performance semiconductor memory products and technologies used by the semiconductor industry and electronic product manufacturers. On September 12, 2000, the shareholders approved the Company's reincorporation in Delaware.

    The Company has developed an innovative embedded-memory technology, called 1T-SRAM, which the Company licenses on a non-exclusive and worldwide basis to semiconductor companies and electronic products manufacturers. Through 1998, the Company focused primarily on the sale of stand-alone memory products. In the fourth quarter of 1998, the Company changed the emphasis of its business model to focus primarily on the licensing of its 1T-SRAM technology.

    The Company closed the sale of a total of 5,750,000 shares of common stock in July 2001 in an initial public offering ("IPO") at a price of $10.00 per share. The Company received total net proceeds of approximately $51.5 million upon the close of the IPO. The accompanying condensed consolidated financial statements do not include the effect of the initial public offering because the IPO was completed after June 30, 2001. See Note 5 "Subsequent Events" for additional information.

    The accompanying condensed consolidated financial statements of Monolithic System Technology, Inc. have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company's financial statements and notes thereto included in its Prospectus filed with the SEC pursuant to Rule 424(b)(1) on June 28, 2001.

    In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other future period.

Revenue recognition

    Revenue from product sales is recognized upon shipment to customers. The Company's sales agreements do not provide for any customer acceptance provisions. The Company has no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer support or add additional products or enhancement. The terms of all product sales are FOB shipping point. Upon shipment, the Company records reserves for estimated returns. There are no rights of return unless the product does not perform according to specifications. Provisions for potential warranty liability and estimated returns are recorded when revenue is recognized.

    Contract revenues from licensing activities consist of fees paid for engineering development and engineering support services. All contracts entered into to date require that the Company meet performance specifications. For contracts involving performance specifications that the Company has not met, the Company defers the recognition of revenue until the licensee manufactures products that meet the contract performance specifications. However, if the contracts involve performance specifications that the Company has significant experience in meeting and the cost of contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed using the percentage of completion method. Labor costs incurred is used as a measure of progress towards completion. Fees collected prior to revenue recognition are recorded as deferred contract revenue.

    Licensing contracts provide for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company's technology after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee's report.

Net income (loss) per share and pro forma net income per share

    Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common equivalent shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants and common stock issuable upon conversion of redeemable convertible preferred stock.

    Pro forma basic net income per share for the three and six month periods ended June 30, 2001 is computed using the weighted average number of common shares outstanding, including the conversion of the Company's redeemable convertible preferred stock into the Company's common stock effective upon the closing of the Company's initial public offering, as if such conversion occurred at January 1, 2001. The pro forma calculations do not include the sale of common shares in the Company's initial public offering, which closed after June 30, 2001. Pro forma diluted net income per share for the three and six month periods ended June 30, 2001 is computed by dividing the net income available to common stockholders by the weighted average number of common and potential common equivalent shares outstanding. Potential common equivalent shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants and common stock issuable upon conversion of redeemable convertible preferred stock.

    The following table presents the calculation of basic and diluted and pro forma basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$1,399	$(173)	$2,106	$(582)

Denominator:
Shares used in computing net income (loss) per share:
Basic	10,600	9,896	10,484	9,856

Diluted	25,630	9,896	25,799	9,856

Net income (loss) per share:
Basic	$0.13	$(0.02)	$0.20	$(0.06)

Diluted	$0.05	$(0.02)	$0.08	$(0.06)

Anti-dilutive securities including options, warrants redeemable preferred stock not included in net loss per share calculation	—	18,530	—	18,110

Pro forma:
Shares used above	10,600		10,484
Pro forma adjustment to reflect weighted average effect of the assumed conversion of redeemable convertible preferred stock	12,731		12,731

Shares used in computing pro forma net income per share attributable to common stockholders:
Basic	23,331		23,215

Diluted	25,630		25,799

Pro forma net income per share attributable to common stockholders:
Basic	$0.06		$0.09

Diluted	$0.05		$0.08

    The computation of earnings per share does not take into account 5,750,000 shares of common stock sold in the Company's initial public offering, which closed after June 30, 2001.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of this pronouncement did not have an impact on the Company's financial statements.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted the provisions of SAB 101 in these financial statements for all periods presented.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25." FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1999 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The Company has adopted FIN 44 in these financial statements for all periods presented.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. To date, the Company has not had any business combination transactions.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company currently does not have goodwill or other intangible assets.

Note 2. Inventories

    Inventories consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Work-in-process	$2,241	$1,698
Finished goods	1,203	447

	$3,444	$2,145

Note 3. Segment Information

    The Company operates in a single industry segment. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
United States	$3,222	$1,965	$5,939	$3,011
Japan	1,619	439	1,807	510
Taiwan	541	268	1,875	847
Europe	19	39	340	120

Total	$5,401	$2,711	$9,961	$4,488

Note 4. Contingencies

    In the normal course of business, the Company from time to time may receive and make inquiries with regard to possible patent infringement. Management believes that it is unlikely that the outcome of any such patent infringement inquiries to date would have a material adverse effect on the Company's financial position, cash flows or results of operations.

Note 5. Subsequent Events

    On July 3, 2001, the Company closed the sale of 5,000,000 shares of common stock in an initial public offering at a price of $10.00 per share. On July 9, 2001, the underwriters of the initial public offering exercised their option to purchase an additional 750,000 shares to cover over-allotments. A total of $57.5 million in gross proceeds was raised from these transactions. After deducting the underwriting discount of $4.0 million and approximately $2.0 million of offering expenses, net proceeds were $51.5 million. The effect of the initial public offering, which closed after June 30, 2001, is not reflected in the accompanying condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and other risks identified in our final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1) on June 28, 2001, as well as other reports that we will file from time to time with the Securities and Exchange Commission. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

    We design, develop, license and market memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, that offers a combination of high density, low power consumption, high speed and low cost that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits. We also sell memory chips based on our 1T-SRAM technology. The sale of our 1T-SRAM memory chips supports the future development and marketing of our 1T-SRAM technology to licensees.

    To date, almost all of our revenue has been generated by sales of memory chips from four product lines:

  •
  multibank dynamic random access memory, or MDRAM, a proprietary memory chip for use primarily with graphics applications in personal computers, which we first shipped in 1996;

  •
  MCACHE, our brand name for another proprietary line of personal computer memory chips, which we first shipped in 1996;

  •
  synchronous graphics random access memory, or SGRAM, an industry standard memory chip design for use primarily with graphics applications in personal computers, which we first shipped in 1997; and

  •
  1T-SRAM memory chips for use primarily in communications equipment, which we first shipped in the fourth quarter of 1998.

    Sales of our memory chips peaked at $36.3 million in 1998. We achieved profitability in the fourth quarter of 1997 and the first quarter of 1998. In the second quarter of 1998, unit prices and shipments into the personal computer market declined dramatically. At that time we decided that the combination of strong competition for personal computer memory chips, volatile pricing and low margins would limit the profitability of chip sales in the long run. Consequently, using elements of our existing memory technology as a foundation, we completed the development of our 1T-SRAM technology in the fourth quarter of 1998 and changed our primary focus to licensing this memory technology.

    Also in 1998, we completed development of our first memory chips incorporating our 1T-SRAM technology and changed our marketing strategy for memory chips to focus on selling 1T-SRAM memory chips to customers in the communications equipment business. At the same time, we began to phase out our three other product lines. We ceased shipping MCACHE in early 1999. By the end of the second quarter of 2000, we had ceased production of MDRAM chips, which we presently sell in limited amounts from remaining inventory. We presently ship SGRAM chips in low volumes from remaining inventory only to support small orders from existing customers. Consequently, we anticipate that virtually all of our future product revenue will derive from sales of 1T-SRAM memory chips.

    After changing our business model, we signed our first license agreement related to 1T-SRAM technology at the end of the fourth quarter of 1998 and recognized licensing contract revenue from our 1T-SRAM technology for the first time in the first quarter of 2000. As of June 30, 2001, we had signed agreements related to our 1T-SRAM technology with 23 companies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee's use of our 1T-SRAM technology, to run from 18 to 24 months.

    We have had a limited operating history and incurred net losses in every year of operation until 1999.

    Revenue.  We expect to generate three types of revenue: contract revenue, royalty revenue and memory chip revenue. To date, we have generated almost all of our revenue from the sale of memory chips. During the next 12 months, memory chip revenue may continue to be a substantial portion of our total revenue, while contract and royalty revenue may provide an increasing portion of our revenue. We expect that contract and royalty revenue will represent the majority of our total revenue in the following years.

    Contract revenue consists of fees for providing circuit design, layout and testing services to a licensee that is embedding our memory technology into its product. For some licensees, we also provide engineering support services to assist in the commencement of production of their products. Contract fees range from several hundred thousand dollars to several million dollars, depending on the scope and complexity of the development project, the licensee's rights and the royalty to be paid under the contract. The licensee generally pays contract fees in installments at the beginning of the contract and upon achieving certain milestones. For contracts involving performance specifications that we have not yet met, we defer the recognition of revenue until the licensee manufactures products that meet the contract performance specifications. Fees collected for these contracts prior to revenue recognition are recorded as deferred contract revenue. For contracts involving specifications we have previously met and for which we can reasonably estimate the project costs, based on our experience from previous similar projects, we recognize revenue using the percentage of completion method. Labor costs incurred is generally used as the measure to assess progress toward completion. We recognized contract revenue for the first time in the first quarter of 2000. For the six months ended June 30, 2001 and 2000, we recorded contract revenue of $2.5 million and $460,000, respectively. Most of our contract and royalty revenue in 2001 was derived from the completion of our development for Nintendo's new "GAMECUBE" video game console. One customer, NEC, the developer of chips for the GAMECUBE, accounted for 65.0% of contract revenue and 16.1% of total revenue in the first half of 2001. Deferred contract revenue at June 30, 2001 was $4.3 million.

    Each licensing contract provides for royalty payments at a stated rate. We negotiate royalty rates taking into account such factors as the amount of contract fees to be paid, the anticipated volume of the licensee's sales of products that utilize our technology and the cost savings to be achieved by the licensee when using our technology. Our agreements require licensees to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee's report. We recorded our first royalty revenue in the quarter ended December 31, 2000.

    We anticipate that revenue from our licensing activities will fluctuate from period to period and that it will be difficult to predict the timing and magnitude of such revenue. Our license contracts involve long sales cycles, which make it difficult to predict the timing of signing agreements. These contracts are also associated with lengthy and complicated engineering development projects, and so the completion of development and commencement of production may be difficult for us to predict.

We believe that the amount of licensing contract revenues for any period is not necessarily indicative of results for any future period.

    The timing and level of royalties will likewise be difficult to predict because they are totally dependent on the licensees' ability to market, produce and ship product that incorporates our technology. Under our licensing business model, our future revenue will be tied to royalties on the production and sale of our licensees' products. Many of these products are consumer products, such as electronic games, for which demand is seasonal and generally highest in the fourth quarter. For a discussion of factors that could contribute to the fluctuation of our revenues, please see "Risk Factors—Our lengthy licensing cycle and our licensees' lengthy development cycles will make the operating results of our licensing business difficult to predict."

    Product sales are typically on a purchase-order basis, with shipment of product from one to six months later. Provisions for potential warranty liability and estimated returns are recorded at the time revenue is recognized.

    Currently, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, manufactures all of the memory chips that we sell. Our products are assembled and tested prior to shipment by independent, third-party contractors. We contract for all of these manufacturing services on a purchase-order basis and have no long-term commitments for the supply of any of our memory chip products. If we are unable to obtain manufacturing, assembly or testing services required to fill our customer orders for these products, our revenues from these products will decline substantially.

    Our memory chips are subject to competitive pricing pressure that might result in fluctuating gross profits, which we have experienced in the past. Prior to 1999, we sold most of our memory chips to the personal computer market, which is seasonal, and experienced the strongest demand for these products in the fourth quarter each year. From late 1998 to date, our memory chip sales have consisted primarily of 1T-SRAM chips sold to customers in the communications equipment business and we have not seen the effect of seasonal demand in the market.

    The semiconductor industry is currently experiencing a difficult economic environment and downturn. Specifically, most of our memory chip sales are made to communications equipment manufacturers, whose industry is also experiencing a sharp economic downturn this year. Our sales of memory chips have been affected and product sales declined 19.4% from the first to the second quarter of this year. We anticipate there may be additional declines in the future and our visibility for product sales is poor beyond the end of this year.

    A few customers account for a significant percentage of our total revenue. In the first half of 2001, our two largest customers, Cisco Systems, Inc. and NEC, represented 18.7% and 16.1% of total revenue, respectively. In the first six months of 2000, our two largest customers were Arrowpoint Communications, Inc. and Maxtek Technology Company, Ltd., who represented 32.9% and 13.2% of our total revenue for that period, respectively. All of our sales are denominated in U.S. dollars. For information regarding revenues received by us for the three and six month periods ended June 30, 2001 and 2000 from customers residing in the United States or residing in a foreign country, please refer to note 3, "Segment Information," of Notes to Condensed Consolidated Financial Statements.

    Cost of Revenue.  Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

    Cost of contract and royalty revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technology. To the extent that the amount of engineering costs does not exceed the amount of the related contract revenues, these costs are deferred on a contract-by-contract basis from the time we have established technological feasibility of the product to be developed under the contract.

Technological feasibility is established when we have completed all of the activities necessary to demonstrate that the licensee's product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of contract revenue when the related revenue is recognized.

    Research and Development.  Research and development expenses consist primarily of salaries and related employee expenses, material costs for prototype and test units and expenses associated with engineering development software and equipment. Prior to 1998, our research and development expenses were incurred primarily in support of the design, development and production of memory chips.

    Since changing our business model in 1998, we have devoted our research and development efforts primarily to developing the 1T-SRAM technology and related licensing activities. Most of these efforts have been directly related to projects specified in various license agreements we have with the early adopters of our memory technology. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee's integrated circuit and may include engineering support to assist in the commencement of production of a licensee's products. Projects can also include development and design of variations of the 1T-SRAM technology for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technical feasibility of embedding our memory designs in the licensees' products.

    We generally record engineering cost as research and development expense in the period incurred, except when the engineering cost is being deferred under a licensing contract for which technological feasibility has been established.

    We intend to focus an increasing percentage of our research and development efforts on the development of new intellectual property for licensing to semiconductor companies, electronic product manufacturers and their customers. The success of our business will depend on our ability to develop these new technologies.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of employee-related expenses, occupancy costs, sales commissions to independent sales representatives and professional fees. We pay commissions to our independent sales representatives on most of our sales of memory chips. We leverage our licensing and co-marketing relationships to promote our technology. We have recently engaged one sales representative in Japan, who will receive a commission on licensing revenue generated from licensees identified to us by the representative.

    In July 2001, we closed the sale of 5,750,000 shares of common stock in an initial public offering. We anticipate an increase in our administrative expenses after the offering as we hire additional staff and incur additional professional fees to address reporting and similar requirements applicable to a public company. We also anticipate an increase in our sales and marketing expenses as we increase the number of personnel devoted to the licensing of our technology.

Results of Operations

Three Months Ended June 30, 2001 and 2000

    Revenue.  Total revenue increased from $2.7 million in the three months ended June 30, 2000 to $5.4 million in the three months ended June 30, 2001. Product revenue increased from $2.3 million in the second quarter of 2000 to $3.2 million in the second quarter of 2001. Compared to the first quarter of 2001, however, product revenue declined 19.4% from $3.9 million. The decrease from the first to the second quarter of 2001 was due to the economic downturn the communications equipment industry is currently experiencing. We anticipate there may be additional declines of our product sales in the future and our visibility for product sales is poor beyond the end of this year. Contract and royalty revenue increased from $400,000 in the second quarter of 2000 to $2.3 million in the same period of

2001 because we are now beginning to complete development activities for our earliest licensees and royalty revenue is beginning to increase as our licensees ramp-up production of products incorporating our 1T-SRAM technology. Most of our licensing and contract revenue in the second quarter of 2001 was derived from the completion of our development for Nintendo's new "GAMECUBE" video game console.

    Gross Profit.  Gross profit increased from $1.3 million in the three months ended June 30, 2000 to $4.1 million in the three months ended June 30, 2001. The increase in gross profit was due to our revenue nearly doubling in the second quarter of 2001 compared to the same period of 2000. Gross margin as a percentage of total revenue increased to 75.1% in 2001 from 47.8% in 2000 due to the much higher proportion of contract and royalty revenue, which has higher margins than product revenue, in 2001. Contract and royalty revenue was 41.7% of total revenue in the three months ended June 30, 2001, compared to 14.8% in the quarter ended June 30, 2000. A substantial portion of contract revenue recognized in the quarter ended June 30, 2001 represented one contract that was accounted for under the completed contract method of accounting. The corresponding cost of revenue for the contract was relatively small, as much of the engineering costs were expensed as incurred prior to the establishment of technological feasibility. We expect that in the future, such contracts will represent a smaller portion of total contract revenue, and therefore, the gross margin percentage on contract revenue will be lower than currently reported. The increase in gross profit was also due to increased sales of 1T-SRAM memory chips in 2001, which have higher margins than other chips. Sales of 1T-SRAM memory chips represented 50.8% and 57.6% of total revenue in the three months ended June 30, 2001 and 2000, respectively.

    Research and Development.  Research and development expenses increased from $864,000 in the three months ended June 30, 2000 to $1.2 million in the three months ended June 30, 2001, as we added more resources to support continued development of the 1T-SRAM technology and our expanding licensing activities.

    Selling, General and Administrative.  Selling, general and administrative expenses increased from $666,000 in the second quarter of 2000 to $1.2 million in same period of 2001. This increase reflected primarily costs related to the expansion of our administrative function and increased sales and marketing activities in licensing our technology.

    Interest Income.  Interest income was relatively constant at $259,000 and $297,000 in the quarters ended June 30, 2001 and 2000, respectively.

    Provision for Income Taxes.  We incurred a loss in the second quarter of 2000 and recorded no provision for income taxes for that period. In the three months ended June 30, 2001, the provision for income taxes was only $73,000 because of the carryforward benefit of net operating losses incurred in prior years.

Six Months Ended June 30, 2001 and 2000

    Revenue.  Total revenue increased from $4.5 million in the six months ended June 30, 2000 to $10.0 million in the six months ended June 30, 2001. Product revenue increased from $4.0 in the first six months of 2000 to $7.1 million in the first half of 2001, although product sales declined 19.4% from the first to second quarter of 2001. The decrease from the first to the second quarter of 2001 was due to the economic downturn the communications equipment industry is currently experiencing. We anticipate there may be additional declines of our product sales in the future and our visibility for product sales is poor beyond the end of this year. Contract and royalty revenue increased from $460,000 in the first half of 2000 to $2.9 million in the same period of 2001 because we are now beginning to complete development activities for our earliest licensees and royalty revenue is beginning to increase as our licensees ramp-up production of products incorporating our 1T-SRAM technology.

Most of our licensing and contract revenue was derived from the completion of our development for Nintendo's new "GAMECUBE" video game console.

    Gross Profit.  Gross profit increased from $2.3 million in the six months ended June 30, 2000 to $6.8 million in the six months ended June 30, 2001. The increase in gross profit was due to our revenue more than doubling in the first half of 2001 compared to the same period of 2000. Gross margin as a percentage of total revenue increased to 67.8% in 2001 from 50.6% in 2000 due to the higher proportion of contract and royalty revenue, which has higher margins than product revenue, in 2001. Contract and royalty revenue was 29.1% of total revenue in the first half of 2001, compared to 10.2% in the first six months of 2000. A substantial portion of contract revenue recognized in the six months ended June 30, 2001 represented one contract that was accounted for under the completed contract method of accounting. The corresponding cost of revenue for the contract was relatively small, as much of the engineering costs were expensed as incurred prior to the establishment of technological feasibility. We expect that in the future, such contracts will represent a smaller portion of total contract revenue, and therefore, the gross margin percentage on contract revenue will be lower than currently reported. The increase in gross profit was also due to increased sales of 1T-SRAM memory chips, which have higher margins than other chips. Sales of 1T-SRAM memory chips represented 60.3% and 56.5% of total revenue in the six months ended June 30, 2001 and 2000, respectively.

    Research and Development.  Research and development expenses increased from $1.6 million in the six months ended June 30, 2000 to $2.0 million in the six months ended June 30, 2001, as we added more resources to support continued development of the 1T-SRAM technology and our expanding licensing activities.

    Selling, General and Administrative.  Selling, general and administrative expenses increased from $1.3 million in the first half of 2000 to $2.3 million in same period of 2001. This increase reflected primarily costs related to the expansion of our administrative function and increased sales and marketing activities in licensing our technology.

    Interest Income.  Interest income was $626,000 and $459,000 in the six months ended June 30, 2001 and 2000, respectively. This increase resulted from higher average cash balances during 2001.

    Provision for Income Taxes.  We incurred a loss in the first half of 2000 and recorded no provision for income taxes for that period. In the six months ended June 30, 2001, the provision for income taxes was only $110,000 because of the carryforward benefit of net operating losses incurred in prior years.

Liquidity and Capital Resources

    Since our inception, we have financed our operations through a combination of equity and debt financing. In our most recent equity financing prior to our initial public offering, we issued 650,000 shares of Series H preferred stock in May 2000 to two of our licensees, Galileo Technology, Ltd. and LSI Logic, Inc. with aggregate proceeds to us of $5.2 million. Through June 30, 2001, we have raised a total of $35.6 million through the issuance of preferred stock, including $6.7 million of indebtedness converted to preferred stock in 1997. We borrowed an aggregate of $13.1 million through various debt financings between 1996 and 1998. As of December 31, 1998, we had repaid in full all amounts due under these loans. Funds raised from debt and the sale of preferred stock have allowed us to continue developing and marketing new products and our 1T-SRAM technology, notwithstanding significant volatility in our memory chip revenues and operations.

    As of June 30, 2001, we had cash and cash equivalents of $19.9 million, a decrease of $3.5 million from cash and cash equivalents held as of December 31, 2000. The decrease was due primarily to the purchase of short-term investments of $3.0 million, a reduction of deferred revenue of $1.7 million, inventory purchases of $1.3 million, an increase in prepaid expenses and other current assets of $1.2 million and purchases of property and equipment of $0.8 million. These reductions of cash and cash equivalents were partially offset by net income of $2.1 million and proceeds from the issuance of common stock of $1.2 million. Our primary capital requirements are to fund working capital needs. We believe that our current focus on contract and royalty revenues and reduced levels of memory chip sales have lessened the volatility of our business and generally have enabled us to steadily improve our cash position.

    On July 3, 2001, we closed the sale of 5,000,000 shares of common stock in an initial public offering at a price of $10.00 per share. On July 9, 2001, the underwriters of the initial public offering exercised their option to purchase an additional 750,000 shares to cover over-allotments. A total of $57.5 million in gross proceeds was raised from these transactions. After deducting the underwriting discount of $4.0 million and approximately $2.0 million of offering expenses, net proceeds were $51.5 million. The effect of the initial public offering, which closed after June 30, 2001, is not reflected in accompanying financial statements.

    Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including—

  •
  level and timing of licensing and memory chip sales revenues;

  •
  cost, timing and success of technology development efforts;

  •
  market acceptance of our existing and future technologies and products;

  •
  competing technological and market developments;

  •
  cost of maintaining and enforcing patent claims and intellectual property rights; and

  •
  variations in manufacturing yields, materials costs and other manufacturing risks.

    We expect that the net proceeds of our initial public offering, together with our existing capital and cash generated from operations, if any, will be sufficient to meet our capital requirements for at least the next 12 months. We expect that a licensing business such as ours generally will require less cash to support operations after multiple licensees begin to ship products and pay royalties. If the level and consistency of royalties increases beyond the next 12 months, we expect that the amount of additional financing necessary to support the growth of our business is likely to decline. However, we cannot be certain that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we might need to raise additional funding through public or private financing. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition.

RISK FACTORS

    If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends upon the semiconductor market's acceptance of our 1T-SRAM technology.

    The future prospects of our business depend on the acceptance by our target markets of our 1T-SRAM technology for embedded memory applications and any future technology we might develop. Our technology is intended to allow our licensees to develop embedded memory integrated circuits to replace other embedded memory applications with different cost and performance parameters. Our core technology solution utilizes a fundamentally different internal circuitry with which the industry is not familiar. Therefore, it might prove difficult to convince product designers of the viability of our embedded memory solution and to adopt our technology instead of other memory solutions which have proven effective in their products. In addition, we cannot assure you that our existing and proposed technology will perform the desired functions, will operate reliably on a long-term basis or otherwise will be technically successful, or that it will offer sufficient cost and performance benefits to achieve widespread market acceptance.

    An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders as licensees of our technology. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our technology. Should a high-profile industry participant adopt our technology for one or more of its products but fail to achieve success with those products, other industry participants' perception of our technology could be harmed. Any such event could reduce the number of future licenses of our technology. Likewise, were a market leader to adopt and achieve success with a competing technology, our reputation and licensing program could be harmed. Failure of our technology to be adopted as an industry standard would inhibit our growth and prevent us from achieving anticipated revenues.

Our embedded memory technology is new and has not yet been proven in high-volume production of our licensees' integrated circuits, and the discovery of defects in this technology could prevent us from achieving market acceptance.

    We entered into our first license of a significant portion of our 1T-SRAM technology for embedded memory applications in March 1999. Our technology was fabricated and verified to be operational in the most widely used standard logic manufacturing process generation in September 1999. While we and our licensees have evaluated and tested this technology, only two licensees have begun volume manufacture of products incorporating our technology. Complex technology like ours often contains errors or defects when first incorporated into customer products. The discovery of defects or problems regarding the reliability, quality or compatibility of our technology could require significant expenditures of capital and resources to fix, significantly delay or hinder market acceptance of our technology and damage our reputation.

Our embedded memory technology might not integrate as well as anticipated with other semiconductor functions, which would slow or prevent adoption of our technology and reduce our revenue.

    Our 1T-SRAM technology is new and incorporates a fundamentally different internal circuitry. We and our licensees have conducted computer modeling and testing of integrated circuits utilizing our technology, and we have verified our technology to be operational in standard manufacturing processes by production and sale of proprietary integrated circuits that incorporate our 1T-SRAM technology, or 1T-SRAM memory chips. Nevertheless, detailed aspects of our technology could cause unforeseen problems in the efficient integration of our technology with other functions of particular integrated circuits. Any significant compatibility problems with our technology could reduce the attractiveness of our solution, impede its acceptance in the industry and result in a decrease in demand for our technology.

Market acceptance of our 1T-SRAM technology could be slowed or prevented if this technology presents manufacturing difficulties or contributes to a failure to achieve acceptable yields.

    Semiconductor manufacturing yield could be adversely affected by difficulties in adapting our 1T-SRAM technology to our licensees' product design or to the manufacturing process technology of a particular foundry or semiconductor manufacturer. Yield problems might not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the parameters for designing integrated circuit layouts applicable to the targeted semiconductor fabrication process. We cannot assure you that products utilizing our technology will achieve or maintain acceptable manufacturing yields. Any weakness in manufacturing yields of integrated circuits utilizing our technology could impede the acceptance of our technology in the industry.

Our failure to continue to enhance our technology or develop new technology on a timely basis could diminish our ability to attract and retain licensees and product customers.

    The existing and potential markets for memory products and technology are characterized by ever increasing performance requirements, evolving industry standards, rapid technological change and product obsolescence. These characteristics lead to frequent new product and technology introductions and enhancements, shorter product life cycles and changes in consumer demands. In order to attain and maintain a significant position in the market, we will need to continue to enhance our technology in anticipation of these market trends.

    In addition, the semiconductor industry might adopt or develop a completely different approach to utilizing memory for many applications, which could render our existing technology unmarketable or obsolete. We might not be able to successfully develop new technology, or adapt our existing technology, to comply with these innovative standards.

    Our future performance depends on a number of factors, including our ability to—

  •
  identify target markets and relevant emerging technological trends, including new standards and protocols;

  •
  develop and maintain competitive technology by improving performance and adding innovative features that differentiate our technology from alternative technologies;

  •
  enable the incorporation of enhanced technology in our licensees' and customers' products on a timely basis and at competitive prices; and

  •
  respond effectively to new technological developments or new product introductions by others.

    We cannot assure you that the design and introduction schedules of any additions and enhancements to our existing and future technology will be met, that this technology will achieve market acceptance or that we will be able to license this technology on terms that are favorable to us. Our failure to develop future technology that achieves market acceptance could harm our competitive position and impede our future growth.

We depend substantially on our co-marketers to assist us in attracting potential licensees, and a loss or failure to increase the number of these relationships could inhibit our growth and reduce our revenue.

    A significant part of our marketing strategy is dependent upon our co-marketing agreements with foundries and design companies. These co-marketers have existing relationships, and continually seek new relationships, with companies in the markets we target, and have agreed to utilize these relationships to introduce our technology to potential licensees. If we fail to maintain our current relationships with these co-marketers, we might fail to achieve anticipated growth.

We have a history of operating losses, and any future profitability is uncertain.

    We recorded operating losses in each year from our inception through 1999. We had an accumulated deficit of $15.7 million as of June 30, 2001. From our inception through 1994, we were engaged primarily in research and product development. From 1995 through the third quarter of 1998, we focused on the sale of memory chips. We were profitable in the fourth quarter of 1997 and the first quarter of 1998 under our product sales business model, but, beginning in the fourth quarter of 1998, we altered our business plan to concentrate on developing and licensing our 1T-SRAM technology. Prior to the quarter ended September 30, 2000, we had recorded operating losses in each quarter since our adoption of this new business plan. We cannot assure you that we will be profitable on a quarterly or annual basis in the future.

Prior to fiscal 2000, our historical financial information does not reflect the recent changes to our business and strategy.

    The historical financial information included in this prospectus does not reflect the many significant changes in our revenue structure that have occurred as a result of changes in our business model. Such historical financial information also does not reflect changes in our operations and expense structure that have resulted from this transition. While we expect to continue to generate revenue from memory chip sales, most of our memory chip sales efforts are now directed at the strategic and limited sale of our 1T-SRAM memory chip, and we do not anticipate that product revenue will ever reach the levels attained in the past. The absence of meaningful historical financial information could make it more difficult for potential investors to evaluate us and our prospects, and could complicate our efforts to undertake meaningful financial planning.

Our lengthy licensing cycle and our licensees' lengthy product development cycles will make the operating results of our licensing business difficult to predict.

    We anticipate difficulty in accurately predicting the timing and amounts of revenue generated from licensing our 1T-SRAM technology. The establishment of a business relationship with a potential licensee is a lengthy process, frequently spanning a year or more. Following the establishment of the relationship, the negotiation of licensing terms can be time consuming, and a potential licensee could require an extended evaluation and testing period.

    Once a license agreement is executed, the timing and amount of contract and royalty revenue from our licensing business will remain difficult to predict. The completion of the licensees' development projects and the commencement of production will be subject to the licensees' efforts, development risks and other factors outside our control. Our royalty revenue may depend on such factors as the licensees' production and shipment volumes, the timing of product shipments and when the licensees report to us the manufacture or sale of products that include our 1T-SRAM technology. All of these factors will prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in operating results.

    In addition, none of our licensees is under any obligation to incorporate our technology in any present or future product or to pursue the manufacture or sale of any product incorporating our technology. A licensee's decision to complete a project or manufacture a product is subject to changing economic, marketing or strategic factors. The long development cycle of our licensees' products increases the risk that these factors will cause the licensee to change its plans. In the past, a few licensees have discontinued development of products incorporating our technology. These customers'

decisions were based on factors unrelated to our technology, but, as a result, it is unlikely that we will receive royalties in connection with those products. We expect that, from time to time, our licensees will discontinue a product line or cancel a product introduction, which could adversely affect our future operating results and business.

Royalty amounts owed to us might be difficult to verify, and we might find it difficult, expensive and time consuming to enforce our license agreements.

    The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us after the end of each quarter. We must rely to a large extent upon the accuracy of these reports, as we do not have the capacity to independently verify this information. Though our standard license terms give us the right to audit the books and records of any licensee to attempt to verify the information provided to us in these reports, an audit of a licensee's records can be expensive and time consuming, and potentially detrimental to the business relationship. A failure to fully enforce the royalty provisions of our license agreements could cause our revenue to decrease and impede our ability to maintain profitability.

We expect our revenue to be highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose and fail to replace this revenue.

    We expect that royalty revenue will be highly concentrated among a few licensees for the foreseeable future. In particular, we expect that revenue from the licenses for integrated circuits to be used by Nintendo will represent a substantial portion of contract and royalty revenue in 2001 and 2002. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. We cannot assure you that the Nintendo product incorporating our technology will succeed in the marketplace or that we will receive substantial royalty revenue from Nintendo.

    Our product sales also are highly concentrated. Revenue derived from our three largest customers represented 29.1%, 10.8% and 10.3%, respectively, of our total revenue in 1998. In 1999, our two largest customers represented 16.4% and 10.9% of our total revenue, respectively. Revenue from our largest customer represented 26% of our total revenue in 2000, while our two largest customers represented 19% and 16%, respectively, of our total revenue for the six months ended June 30, 2001. We expect that a relatively small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future.

    As a result of this revenue concentration, our results of operations could be impaired by the decision of a single key licensee or customer to cease using our technology or products or by a decline in the number of products that incorporate our technology that are sold by a single licensee or customer or by a small group of licensees or customers.

Our revenue concentration might pose credit risks which could negatively affect our cash flow and financial condition.

    We might face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of June 30, 2001, three customers accounted for 87% of total receivables, each of whom accounted for at least 12% of the total. As of December 31, 2000, two customers accounted for 57% of total receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our existing patents might not provide us with sufficient protection of our intellectual property, and our patent applications might not result in the issuance of patents, either of which could reduce the value of our core technology and harm our business.

    We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of June 30, 2001, we held 36 patents in the United States, which expire at various times from 2013 to 2019, and 11 corresponding foreign patents. In addition, as of June 30, 2001, we had 19 patent applications pending in the United States and 23 pending foreign applications, and had received notice of allowance of two of these pending patent applications in the United States. We cannot assure you that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issue in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

We might not be able to protect and enforce our intellectual property rights, which could impair our ability to compete and reduce the value of our technology.

    Our technology is complex and is intended for use in complicated integrated circuits. A very large number of new and existing products utilize embedded memory, and a large number of companies manufacture and market these products. Because of these factors, policing the unauthorized use of our intellectual property is difficult and expensive. We cannot be certain that we will be able to detect unauthorized use of our technology or prevent other parties from designing and marketing unauthorized products based on our technology. Although we are not aware of any past or present infringement of our patents, copyrights or trademarks, or any violation of our trade secrets, confidentiality procedures or licensing agreements, we cannot assure you that the steps taken by us to protect our proprietary information will be adequate to prevent misappropriation of our technology. Our inability to protect adequately our intellectual property would reduce significantly the barriers of entry for directly competing technologies and could reduce the value of our technology. Furthermore, we might initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us.

Any claim that our products or technology infringe third-party intellectual property rights could increase our costs of operation and distract management and could result in expensive settlement costs or the discontinuance of our technology licensing or product offerings.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in often protracted and expensive litigation. We are not aware of any currently pending intellectual property litigation or threatened claim against us. However, we or our licensees might from time to time receive notice of claims that we have infringed patents or other intellectual property rights owned by others. Litigation against us could result in significant expense and divert the efforts of our technical and management personnel, whether or not the litigation results in a determination adverse to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the licensing of certain technology or the sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses for the infringing technology. We cannot assure you that we would be successful in such development or that such licenses would be available on reasonable terms, or at all.

The discovery of defects in our technology could expose us to liability for damages.

    The discovery of a defect in our 1T-SRAM technology could lead our licensees to seek damages from us. Our standard license terms include provisions waiving implied warranties regarding our technology and limiting our liability to our licensees. We also maintain insurance coverage that is intended to protect us against potential liability for defects in our technology. We cannot be certain, however, that the waivers or limitations of liability contained in our license contracts will be enforceable, that insurance coverage will continue to be available on reasonable terms or in amounts sufficient to cover one or more large claims or that our insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could cause our expenses to exceed our expectations and consequently harm our profitability.

Our failure to compete effectively in the market for embedded memory technology and products could reduce our revenue.

    Competition in the market for embedded memory technology and products is intense. Our licensees and prospective licensees can meet their need for embedded memory by using traditional memory solutions with different cost and performance parameters. If alternative technologies are developed that provide comparable system performance at lower cost than our 1T-SRAM technology or do not require the payment of comparable royalties, or if the industry generally demonstrates a preference for applications for which our 1T-SRAM technology does not offer significant advantages, our ability to realize revenue from our 1T-SRAM technology could be impaired.

    We might be challenged by competitive developers of alternative technologies who are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than we have. These advantages might permit these developers to respond more quickly to new or emerging technologies and changes in licensee requirements. We cannot assure you that future competition will not have a material adverse effect on the adoption of our technology and our market penetration.

We might be unable to deliver our customized memory technology in the time frame demanded by our licensees, which could damage our reputation and harm our ability to attract future licensees.

    The majority of our licenses require us to customize our 1T-SRAM technology within a certain delivery timetable. Not all of the factors relating to this customization are within our control. We cannot assure you that we will be able to meet the time requirements under these licenses. Any failure to meet significant license milestones could damage our reputation in the industry and harm our ability to attract new licensees and could preclude our receipt of licensing fees.

Anything that negatively affects the businesses of our licensees could negatively impact our revenue.

    The timing and level of our royalties depend on our licensees' ability to market, produce and ship products incorporating our technology. Because we expect contract and royalty revenue to be the largest source of our future revenue, anything that negatively affects a significant licensee or group of licensees could negatively affect our results of operations and financial condition. Many issues beyond our control influence the success of our licensees, including, for example, the highly competitive environment in which they operate, the strength of the markets for their products, their engineering capabilities and their financial and other resources.

    Likewise, we have no control over the product development, pricing and marketing strategies of our licensees, which directly affect sales of their products and the corresponding royalties payable to us. A decline in sales of our licensees' royalty-generating products for any reason would reduce our royalty revenue. In addition, seasonal and other fluctuations in demand for our licensees' products could cause our operating results to fluctuate, which could cause our stock price to fall.

We intend to grow rapidly, and our failure to manage this growth could reduce our potential revenue and threaten our future profitability.

    The efficient management of our planned expansion of the development, licensing and marketing of our technology will require us to continue to—

  •
  implement and manage new marketing channels to penetrate different and broader markets for our 1T-SRAM technology;

  •
  manage an increasing number of complex relationships with licensees and co-marketers and their customers and other third parties;

  •
  improve our operating systems, procedures and financial controls on a timely basis;

  •
  hire additional key management and technical personnel; and

  •
  expand, train and manage our workforce and, in particular, our development, sales, marketing and support organizations.

    We cannot assure you that we will adequately manage our growth or meet the foregoing objectives. A failure to do so could jeopardize our future revenues and cause our stock price to fall.

If we fail to retain key personnel, our business and growth could be negatively affected.

    Our business has been dependent to a significant degree upon the services of a small number of executive officers and technical employees, including Dr. Fu-Chieh Hsu, our Chairman of the Board, President and Chief Executive Officer, and Dr. Wing-Yu Leung, our Vice President and Chief Technical Officer. We generally have not entered into employment or noncompetition agreements with any of our employees. We do not maintain key-man life insurance on the lives of any of our key personnel. The loss of any of these individuals could negatively impact our technology development efforts and our ability to perform our existing agreements and obtain new customers.

We derive a majority of our revenue from sales of our proprietary integrated circuits, and a decline in demand for these products could reduce our revenue substantially.

    Product revenues since 1998, when we changed our business strategy, have represented 100%, 90% and 71% of our total revenues for 1999, 2000 and the six months ended June 30, 2001, respectively. Our product revenues fell from $4.7 million in the quarter ended December 31, 2000 to $3.2 million in the quarter ended June 30, 2001, and are anticipated to decline further in the quarter ended September 30, 2001. The decline reflects a general weakness in demand for our customers' products and a corresponding inventory correction that resulted in reduced purchases of our memory chips. We cannot assure you that our customers will increase their orders in future periods. We cannot assure you that our memory chips will perform the desired functions, will operate reliably on a long-term basis or otherwise will be technically successful, or that we will be able to obtain adequate quantities of these products at commercially acceptable costs or on a timely basis.

A decline in the average selling prices of our memory chips could reduce our product revenue and gross profit.

    As has been typical in the semiconductor industry, we expect that the average unit selling prices of our memory chips will decline over the course of their commercial lives, principally due to the supply of competing products, falling demand from customers and product cycle changes. We experienced a significant decline in average selling prices for our primary memory chip from 1997 to 1998, with a corresponding decline in gross margin for that product. Declining average selling prices will adversely affect gross margins from the sale of our memory chips. We might not be able to adjust our costs rapidly or deeply enough to offset the pricing declines and, as a consequence, our product revenue and profit margins could fall.

We obtain the manufacture, assembly and testing of our products from third parties that we do not control, and a loss of these services could harm our licensing business and decrease our product revenue.

    We are a fabless semiconductor company, and currently rely on Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, for the manufacture of all of our memory chips. We presently do not have a firm, written agreement with TSMC or any other semiconductor foundry that guarantees the fabrication of our memory chips. As a result, we cannot assure you that we will always be able to obtain these products in sufficient numbers and on a timely basis to meet our sales objectives. A failure to ensure the timely fabrication of our products could cause us to lose customers and could have a material adverse effect on our profits. If TSMC ceases to provide us with required production capacity with respect to our memory chips, we cannot assure you that we will be able to enter into manufacturing arrangements with other foundries on commercially reasonable terms, or that these arrangements, if established, will result in the successful manufacturing of our products. These arrangements might require us to share control over our manufacturing process technologies or to relinquish rights to our technology and might be subject to unilateral termination by the foundries. Even if such capacity is available from another manufacturer, we would need to qualify the manufacturer, which process could take six months or longer. We cannot assure you that we would be able to identify or qualify manufacturing sources that would be able to produce wafers with acceptable manufacturing yields.

    All of our semiconductor memory chip products are assembled and tested by third-party vendors, primarily in Hong Kong and Taiwan. Our reliance on independent assembly and testing vendors involves a number of risks, including reduced control over delivery schedules, quality assurance and costs. The inability of these third-party contractors to deliver products of acceptable quality and in a timely manner could result in the loss of customers and a reduction in our product revenue.

    Our marketing efforts with respect to licensing our 1T-SRAM technology include the use of our 1T-SRAM memory chips to demonstrate the performance and manufacturability of the underlying technology and to facilitate acceptance of our technology by potential licensees. A loss of foundry capacity, assembly services or testing services for our memory chips, or any other failure to produce our 1T-SRAM memory chips, could materially impair our ability to market our technology to potential licensees and reduce our revenue.

The volatility of and uncertainties inherent in the semiconductor industry may make it difficult to plan our memory chip business and could cause our results of operations to fluctuate substantially.

    In the past, we have generally experienced significant fluctuations in our operating results due to significant economic downturns in the semiconductor industry. Specifically, in 1998 and again in late 2000, product demand fell, prices eroded and inventory levels fluctuated. Our ability to sell memory chips has also been hampered by alternating periods of manufacturing over-capacity and capacity constraints. Any recurrence of these conditions could cause us to experience substantial period-to-period fluctuations in revenues and costs associated with our memory chip business.

Our failure to successfully address the potential difficulties associated with our international operations could increase our costs of operation and negatively impact our revenue.

    We are subject to many difficulties posed by doing business internationally, including—

  •
  foreign currency exchange fluctuations;

  •
  unanticipated changes in local regulation;

  •
  potentially adverse tax consequences, such as withholding taxes;

  •
  difficulties regarding timing and availability of export and import licenses;

  •
  political and economic instability; and

  •
  reduced or limited protection of our intellectual property.

    Because we anticipate that licenses to companies that operate primarily outside the United States will account for a substantial portion of our licensing revenue in future periods, the occurrence of any of these circumstances could significantly increase our costs of operation, delay the timing of our revenue and harm our profitability.

Power outages which currently impact companies with facilities in California may adversely effect our California facilities.

    Our facilities are located in the State of California, and we rely on a continuous power supply to conduct operations. California's current energy crisis could substantially disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. Blackouts could intermittently and temporarily affect our ability to continue operations at our facilities. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, which will have a negative effect on our operating results.

Provisions of our certificate of incorporation and bylaws or Delaware law might delay or prevent a change of control transaction and depress the market price of our stock.

    Various provisions of our certificate of incorporation and bylaws might have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions eliminate cumulative voting in the election of directors, limit the right of stockholders to call special meetings and establish specific procedures for director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings.

    We are also subject to provisions of Delaware law which could delay or make more difficult a merger, tender offer or proxy contest involving our company. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless specific conditions are met. Any of these provisions could have the effect of delaying, deferring or preventing a change in control, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.

    Our board of directors might issue up to 20,000,000 shares of preferred stock without stockholder approval on such terms as the board might determine. The rights of the holders of common stock will be subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future.

Our stockholder rights plan could prevent stockholders from receiving a premium over the market price for their shares from a potential acquiror.

    Our board of directors has approved the adoption of a stockholder rights plan, which will become effective prior to the effectiveness of this offering. This plan entitles our stockholders to rights to acquire additional shares of our common stock generally when a third party acquires 15% of our common stock or commences or announces its intent to commence a tender offer for at least 15% of our common stock. This plan could delay, deter or prevent an investor from acquiring us in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

    Our executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own approximately 49% of our common stock following our initial public offering. These stockholders acting together will have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise involve the payment of a premium for your shares of our common stock.

We might spend a substantial portion of the net proceeds from our initial public offering in ways with which you might not agree.

    The principal purposes of our initial public offering were to obtain additional capital, create a public market for our common stock and facilitate future access to public equity markets. We expect to use the net proceeds from our offering for research and development, working capital, marketing and sales and other corporate purposes. A portion of the proceeds might also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. There are currently no negotiations, commitments or agreements with respect to any transactions of this type, however. Pending the use of the net proceeds for the above purposes, we have invested the proceeds in short-term, interest-bearing, investment grade securities. Accordingly, our management will retain broad discretion as to the allocation of the net proceeds from this offering and, subject to certain exceptions, will be able to use and allocate the net proceeds without first obtaining stockholder approval.

Any acquisitions we make could disrupt our business and harm our financial condition.

    As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have not made any acquisitions, and we are currently not subject to any agreement or letter of intent with respect to potential acquisitions. Acquisitions present a number of potential challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company, including—

  •
  integration of the acquired employees, operations, technologies and products with our existing business and products;

  •
  focusing management's time and attention on our core business;

  •
  retention of business relationships with suppliers and customers of the acquired company;

  •
  entering markets in which we lack prior experience; and

  •
  retention of key employees of the acquired company.

There has been no prior trading market for our common stock, and the potential volatility of the price of our common stock could negatively affect your investment.

    Prior to our initial public offering, there was no public market for our common stock, and we cannot assure you that an active trading market will develop or be sustained. The initial public offering price was determined through negotiations between us and the representatives of the underwriters, and might not be indicative of the market price of our common stock after the offering.

    Recently, the stock market has experienced significant price and volume fluctuations. Market prices of securities of technology companies, particularly following an initial public offering, have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. It is likely that our stock price will experience similar volatility. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline.

    In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could be the target of similar litigation in the future. Securities litigation could cause us to incur substantial costs, divert management's attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

The price of our stock could decrease as a result of shares being sold in the market after our initial public offering.

    Sales of a substantial number of shares of common stock in the public market following our initial public offering could adversely affect the market price of the common stock prevailing from time to time. The number of shares of common stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended, or the Securities Act, and lock-up agreements executed by many of our larger security holders under which they have agreed not to sell or otherwise dispose of any of their shares until 180 days after the date of our prospectus without the prior written consent of the underwriters. In addition to the 5,750,000 shares of common stock sold in our initial public offering, there were 23,463,322 shares of common stock outstanding as of the date of our prospectus, all of which are "restricted" shares under the Securities Act. As a result of the provisions of Rules 144(k), 144 and 701, and taking into account that 19,181,688 shares are subject to the lock-up agreements described above, the restricted shares will be available for sale in the public market as follows—

  •
  3,592,748 shares were eligible for immediate sale on the date of our prospectus;

  •
  4,132,221 shares will be eligible for sale 90 days after the date of our prospectus; and

  •
  23,203,909 shares will be eligible for sale 181 days after the date of our prospectus.

    After our initial public offering, the holders of approximately 12,990,859 shares of common stock and rights to acquire 1,200,000 shares of common stock were entitled to demand and piggyback rights with respect to registration of such shares under the Securities Act. If these holders, by exercising their demand registration rights, cause a large number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price for our common stock. If we were to initiate a registration and include shares held by such holders pursuant to the exercise of their piggyback registration rights, sales of these shares might have an adverse effect on our ability to raise capital.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

    We invest primarily in short-term bank money market rate accounts. These securities are highly liquid and generally mature within three months or less of purchase date. We do not use our investments for trading or other speculative purposes. We do not believe that we have any significant exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 2. Changes In Securities and use of Proceeds

    The Securities and Exchange Commission declared the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-43122) relating to the Company's initial public offering of its common stock, effective on June 27, 2001. The Company sold a total of 5,750,000 shares of its common stock to an underwriting syndicate; 750,000 of these shares were sold pursuant to the managing underwriters' exercise of an over-allotment option on July 9, 2001. The managing underwriters were A.G. Edwards & Sons, Inc. and Needham & Company, Inc. The Company commenced the initial offering for 5,000,000 shares of its common stock on June 28, 2001, at an initial public offering price of $10.00 per share. The offering was completed on July 3, 2001. The Company commenced and completed the offering for 750,000 shares of the its common stock, pursuant to the managing underwriters' exercise of the over-allotment option, on July 9, 2001, at $10.00 per share, at which time the offering terminated. The initial public offering resulted in aggregate gross proceeds of $57,500,000, $4,025,000 of which was applied to the underwriting discount and approximately $1,939,000 of which was applied to related expenses. As a result, the Company received approximately $51,536,000 after offering expenses.

    The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $0.01 par value per share, in July 2001:

Gross proceeds from the Company's IPO	$57,500,000

Offering expenses:
Underwriting fees	4,025,000
Other offering expenses	1,939,000

Total offering expenses:	5,964,000

Net proceeds from the Company's IPO	$51,536,000

    To date, the Company has not used any of the net proceeds of the IPO. Following the completion of the Company's IPO, all series of the Company's issued and outstanding preferred stock, par value $0.01, converted automatically into 12,731,446 shares of our common stock, par value $0.01 per share.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    None.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2001

/s/ F. JUDSON MITCHELL F. Judson Mitchell Vice President, Finance and Administration, Chief Financial Officer and Secretary (Duly Authorized and Principal Accounting Officer)

QuickLinks

MONOLITHIC SYSTEM TECHNOLOGY, INC. FORM 10-Q June 30, 2001 INDEX
MONOLITHIC SYSTEM TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
MONOLITHIC SYSTEM TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)
MONOLITHIC SYSTEM TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
MONOLITHIC SYSTEM TECHNOLOGY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RISK FACTORS
Signatures