Form 10-Q
period 2001-09-30
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2001-11-02
CIK 890394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-32929

Monolithic System Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	77-0291941 (I.R.S. Employer Identification Number)

1020 Stewart Drive
Sunnyvale, California, 94085
(Address of principal executive office and zip code)

(408) 731-1800
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  /x/    No  / /

    As of October 25, 2001, 29,302,397 shares of the Registrant's common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
September 30, 2001

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Sep. 30, 2001	Dec. 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,592	$23,397
Short-term investments	15,534	—
Accounts receivable, net	1,410	1,546
Inventories	2,951	2,145
Prepaid expenses and other current assets	1,257	1,704

Total current assets	81,744	28,792
Long-term investments	2,965	—
Property and equipment, net	1,511	950
Other assets	93	56

Total assets	$86,313	$29,798

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$196	$915
Accrued expenses and other liabilities	1,800	1,171
Deferred revenue	4,303	5,973

Total current liabilities	6,299	8,059

Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at September 30, 2001 and 6,582 issued and outstanding at December 31, 2000	—	35,591

Stockholders' equity (deficit):
Common stock, $0.01 par value; 120,000 shares authorized; 29,278 shares and 10,374 shares issued and outstanding at September 30, 2001 and December 31, 2000	293	103
Additional paid-in capital	95,627	6,342
Notes receivable from stockholders	(676)	(408)
Deferred stock-based compensation	(1,669)	(2,078)
Unrealized holding gain for marketable securities	32	—
Accumulated deficit	(13,593)	(17,811)

Total stockholders' equity (deficit)	80,014	(13,852)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)	$86,313	$29,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenue:
Product	$2,746	$4,200	$9,805	$8,228
Licensing	1,919	342	4,387	802
Royalty	1,117	—	1,551	—

	5,782	4,542	15,743	9,030

Cost of net revenue:
Product	1,273	1,645	4,239	3,597
Licensing	208	118	447	385

	1,481	1,763	4,686	3,982

Gross profit	4,301	2,779	11,057	5,048

Operating expenses:
Research and development	1,217	808	3,218	2,438
Selling, general and administrative	1,236	1,002	3,553	2,340
Stock-based compensation expense	324	248	1,173	590

Total operating expenses	2,777	2,058	7,944	5,368

Net income (loss) from operations	1,524	721	3,113	(320)
Interest and other income	700	309	1,326	768

Income before income taxes	2,224	1,030	4,439	448
Provision for income taxes	(111)	(89)	(221)	(89)

Net income	$2,113	$941	$4,218	$359

Net income per share:
Basic	$0.07	$0.09	$0.26	$0.04

Diluted	$0.07	$0.04	$0.15	$0.01

Shares used in computing net income per share:
Basic	28,590	10,031	16,486	9,996

Diluted	30,554	25,640	27,337	25,594

Stock-based compensation in operating expenses:
Research and development	$162	$115	$603	$267
Selling, general and administrative	162	133	570	323

	$324	$248	$1,173	$590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$4,218	$359
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	591	360
Amortization of deferred stock-based compensation	1173	613
Interest income on notes receivable from stockholders	(28)	—
Changes in current assets and liabilities:
Accounts receivable	135	(928)
Inventories	(807)	(448)
Prepaid expenses and other assets	410	(540)
Deferred revenue	(1,671)	3,613
Accounts payable	(719)	157
Accrued expenses and other liabilities	630	92

Net cash provided by operating activities	3,932	3,278

Cash flows from investing activities:
Purchase of property and equipment	(1,151)	(217)
Purchase of short-term investments	(15,498)	—
Purchase of long-term investments	(2,969)	—

Net cash used in investing activities	(19,618)	(217)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	5,200
Proceeds from issuance of common stock under stock options and warrants	1,307	1,393
Net proceeds from initial public offering of common stock	51,573	—

Net cash provided by financing activities	52,880	6,593

Net increase in cash and cash equivalents	37,194	9,654
Cash and cash equivalents at beginning of period	23,398	12,720

Cash and cash equivalents at end of period	$60,592	$22,374

Supplemental disclosure:
Taxes paid	$110	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLOITHIC SYSTEM TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Background and Basis of Presentation

The Company

    Monolithic System Technology, Inc. (the "Company" or "MoSys") was incorporated in California on September 16, 1991 to design, develop and market high performance semiconductor memory products and technologies used by the semiconductor industry and electronic product manufacturers. On September 12, 2000, the shareholders approved the Company's re-incorporation in Delaware.

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

    The Company closed the sale of a total of 5,750,000 shares of common stock in July 2001 in an initial public offering ("IPO") at a price of $10.00 per share. The Company realized total net proceeds of approximately $51.6 million upon the close of the IPO. See Note 5 "Initial Public Offering" for additional information.

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

    In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other future period.

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

    Licensing revenue consists of fees paid for engineering development and engineering support services. All licenses entered into to date require that the Company meet performance specifications. For licenses involving performance specifications that the Company has not met, the Company defers the recognition of revenue until the licensee manufactures products that meet the performance specifications. However, if the licenses involve performance specifications that the Company has significant experience in meeting and the cost of licensing revenue can be reasonably estimated, the

Company recognizes revenue over the period in which the license services are performed using the percentage of completion method. Labor costs incurred are used as a measure of progress towards completion. License fees collected prior to revenue recognition are recorded as deferred revenue.

    Licensing agreements provide for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company's technology after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee's report.

Net income per share

    Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common equivalent shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants and common stock issuable upon conversion of redeemable convertible preferred stock. In July 2001, all redeemable convertible preferred stock was automatically converted to common stock upon closing of the initial public offering.

    The following table presents the calculation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net income	$2,113	$941	$4,218	$359

Denominator:
Shares used in computing net income per share:
Basic	28,590	10,031	16,486	9,996

Diluted	30,554	25,640	27,337	25,594

Net income per share:
Basic	$0.07	$0.09	$0.26	$0.04

Diluted	$0.07	$0.04	$0.15	$0.01

Recent Accounting Pronouncements

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

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144("SFAS No.144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

Note 2. Inventories

    Inventories consist of the following (in thousands):

	Sep. 30, 2001	Dec. 31, 2000
Work-in-process	$2,676	$1,698
Finished goods	275	447

	$2,951	$2,145

Note 3. Segment Information

    The Company operates in a single industry segment. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
United States	$2,819	$3,436	$8,758	$6,317
Japan	2,188	471	3,995	982
Taiwan	753	534	2,629	1,510
Europe	22	101	361	221

Total	$5,782	$4,542	$15,743	$9,030

Note 4. Contingencies

    In the normal course of business, the Company from time to time may receive and make inquiries with regard to possible patent infringement. Management believes that it is unlikely that the outcome of any such patent infringement inquiries to date would have a material adverse effect on the Company's financial position, cash flows or results of operations.

Note 5. Initial Public Offering

    On July 3, 2001, the Company closed the sale of 5,000,000 shares of common stock in an initial public offering at a price of $10.00 per share. On July 9, 2001, the underwriters of the initial public offering exercised their option to purchase an additional 750,000 shares to cover over-allotments. A total of $57.5 million in gross proceeds was raised from these transactions. After deducting the underwriting discount of $4.0 million and approximately $1.9 million of offering expenses, net proceeds were $51.6 million. Upon closing of the IPO, all preferred shares were automatically converted to common shares.

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

    Until the second quarter of 2001, almost all of our revenue was generated by sales of memory chips from four product lines:

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

    After changing our business model, we signed our first license agreement related to 1T-SRAM technology at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technology for the first time in the first quarter of 2000. As of September 30, 2001, we had signed agreements related to our 1T-SRAM technology with 25 companies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee's use of our 1T-SRAM technology, to run from 18 to 24 months.

    We have had a limited operating history and incurred net losses in every year of operation until 1999.

    Revenue.  We expect to generate three types of revenue: licensing, royalty and product revenue. Prior to 2001, almost all of our revenue was product revenue from the sale of memory chips. Since the beginning of 2001, product revenue has declined each quarter while our license and royalty revenue have grown each quarter. In the third quarter of this year, for the first time, combined license and royalty revenue exceeded product revenue. We believe that fourth quarter 2001 product revenue will be approximately the same as it was in the third quarter of 2001. However, product revenue visibility for next year is limited and we anticipate further decline in product revenue after the end of this year. On the other hand, in 2002 we anticipate quarterly increases in licensing and royalty revenues, which will represent an increasing proportion of our total revenue next year. At present, we cannot address next year's revenue results with certainty, however, as they are subject to a number of factors, particularly those described in the following paragraphs under this sub-heading, as well as "Risk Factors", below.

    Our licensing revenue consists of fees for providing circuit design, layout and testing services to a licensee that is embedding our memory technology into its product. For some licensees, we also provide engineering support services to assist in the commencement of production of their products. Licensing fees range from several hundred thousand dollars to several million dollars, depending on the scope and complexity of the development project, the licensee's rights and the royalty to be paid under the agreement. The licensee generally pays licensing fees in installments at the beginning of the license and upon achieving certain milestones. With respect to licenses involving performance specifications that we have not yet met, we defer the recognition of revenue until the licensee manufactures products that meet the performance specifications. Fees collected for these licenses prior to revenue recognition are recorded as deferred revenue. For licenses involving specifications we have previously met and for which we can reasonably estimate the project costs, based on our experience from previous similar projects, we recognize revenue using the percentage of completion method. Labor costs incurred are generally used as the measure to assess progress toward completion. We recognized licensing revenue for the first time in the first quarter of 2000.

    Each licensing agreement provides for royalty payments at a stated rate. We negotiate royalty rates taking into account such factors as the amount of licensing fees to be paid, the anticipated volume of the licensee's sales of products that utilize our technology and the cost savings to be achieved by the licensee when using our technology. Our agreements require licensees to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee's report. We recorded our first royalty revenue in the quarter ended December 31, 2000.

    We anticipate that revenue from our licensing activities will fluctuate from period to period and that it will be difficult to predict the timing and magnitude of such revenue. Our license agreements involve long sales cycles, which make it difficult to predict the timing of signing agreements. These agreements are also associated with lengthy and complicated engineering development projects, and so the completion of development and commencement of production may be difficult for us to predict.

We believe that the amount of licensing revenues for any period is not necessarily indicative of results for any future period.

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

    The semiconductor industry is currently experiencing a difficult economic environment and downturn. Most of our memory chip sales are made to communications equipment manufacturers, which are experiencing a sharp economic downturn this year. Our sales of memory chips have been affected and product sales declined 12.9% from the second to the third quarter of this year.

    A few customers account for a significant percentage of our total revenue. For the nine months ended 2001, our three largest customers, NEC, Cisco Systems, Inc. and Celestica, Inc., represented 22.4%, 20.7% and 10.6% of total revenue, respectively. In the first nine months of 2000, our largest customer was Cisco Systems, which represented 31.3% of our total revenue for that period. For information regarding revenues received by us for the three and nine month periods ended September 30, 2001 and 2000 from customers residing in the United States or residing in a foreign country, please refer to note 3, "Segment Information," of Notes to Condensed Consolidated Financial Statements. All of our sales are denominated in U.S. dollars.

    Cost of Revenue.  Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

    Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technology. To the extent that the amount of engineering costs does not exceed the amount of the related licensing revenues, these costs are deferred on a contract-by-contract basis from the time we have established technological feasibility of the product to be developed under the license. Technological feasibility is established when we have completed all of the activities necessary to demonstrate that the licensee's product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized.

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

    We generally record engineering cost as research and development expense in the period incurred, except when the engineering cost is being deferred under a licensing agreement for which technological feasibility has been established.

    We intend to focus an increasing percentage of our research and development efforts on the development of new intellectual property for licensing to semiconductor companies, electronic product manufacturers and their customers. The success of our business will depend on our ability to develop these new technologies.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of employee-related expenses, occupancy costs, sales commissions to independent sales representatives and professional fees. We pay commissions to our independent sales representatives on most of our sales of memory chips. We leverage our licensing and co-marketing relationships to promote our technology. We have engaged one sales representative in Japan, who receives a commission on licensing revenue generated from licensees identified to us by the representative.

    In July 2001, we closed the sale of 5,750,000 shares of common stock in an initial public offering. Our administrative expenses have increased since the offering as we have hired additional staff and incurred additional professional fees to address reporting and similar requirements applicable to a public company. Also, we anticipate increases in our sales and marketing expenses as we hire more personnel devoted to the licensing of our technology.

Results of Operations

Three Months Ended September 30, 2001 and 2000

    Revenue.  Total revenue increased from $4.5 million in the three months ended September 30, 2000 to $5.8 million in the three months ended September 30, 2001. Product revenue, however, decreased from $4.2 million in the third quarter of 2000 to $2.7 million in the third quarter of 2001. Compared to the second quarter of 2001, product revenue declined 12.9% from $3.2 million. We attribute these revenue decreases primarily to the economic downturn in the communications equipment industry. Licensing revenue increased from $342,000 in the third quarter of 2000 to $1.9 million in the same period of 2001. In the three months ended September 30, 2001, licensing revenue was 33.2% of total revenue, compared to 7.5% in the same quarter ended in 2000. A significant portion of our licensing revenue in the third quarter of 2001 was derived from the completion of our engineering activities associated with NEC's development of chips for the Nintendo

GAMECUBE video game console. Royalty revenue of $1.1 million for the three months ended September 30, 2001 was derived from the sales of these chips by NEC for Nintendo GAMECUBE video game console and communications chips sold by Broadcom Corporation and Galileo Technology, Ltd. In the three months ended September 30, 2001, royalty revenue was 19.3% of total revenue, compared to no royalty revenue recorded in the same period in 2000.

    Gross Profit.  Gross profit increased from $2.8 million in the three months ended September 30, 2000 to $4.3 million in the three months ended September 30, 2001. Total gross profit as a percentage of total revenue increased to 74.4% in 2001 from 61.2% in 2000. The increases in gross profit and gross profit percentage resulted from our much higher proportion licensing and royalty revenues. Product gross margin as a percent of product revenue declined to 53.6% in the third quarter of 2001 compared to 60.8% in the third quarter of 2000. This decline was due primarily to fixed manufacturing overhead costs spread over reduced units of product shipped in the third quarter of 2001.

    Research and Development.  Research and development expenses increased from $808,000 to $1.2 million in the three months ended September 30, 2000 and 2001, respectively, as we added engineering staff to support the continued development of 1T-SRAM technology and our expanded licensing activities.

    Selling, General and Administrative.  Selling, general and administrative expenses increased from $1.0 million in the third quarter of 2000 to $1.2 million for the same period of 2001. This increase reflected the addition of administrative, sales and marketing staff, as well as more intellectual property marketing activities.

    Interest and Other Income.  Interest and other income was $309,000 and $700,000 in the three months ended September 30, 2000 and 2001, respectively. Interest and other income as a percent of total revenue was 6.8% and 12.1%, respectively, for the quarters ended September 30, 2000 and 2001. This increase was due to higher average cash balances in 2001, including proceeds from our initial public offering, which closed in July 2001. Please refer to note 5, "Initial Public Offering," of Notes to Condensed Consolidated Financial Statements.

    Provision for Income Taxes.  The provision for income taxes were only $89,000 and $111,000 in the three months ended September 30, 2000 and 2001, respectively, because of the carryforward benefit of net operating losses incurred in prior years. The annual income tax rate used for 2001 was 5%. We expect the income tax rate to be used for determining our provision for income taxes in 2002 to be approximately 20%.

Nine Months Ended September 30, 2001 and 2000

    Revenue.  Total revenue increased from $9.0 million for the nine months ended September 30, 2000 to $15.7 million for the nine months ended September 30, 2001. Product revenue increased from $8.2 million in the first nine months of 2000 to $9.8 million for the same period in 2001. Licensing revenue increased from $802,000 in the first nine months of 2000 to $4.4 million in the same period of 2001. Most of our licensing revenue in the nine months ended September 30, 2001 was derived from the completion of engineering services provided NEC, which has developed chips for the Nintendo GAMECUBE videogame console. In the nine months ended September 30, 2001, royalty revenue was 9.9% of total revenue, compared to no royalty revenue recorded in the same period in 2000.

    Gross Profit.  Gross profit was $5.0 million and $11.1 million for the nine months ended September 30, 2000 and 2001, respectively. Gross profit as a percentage of total revenue increased from 55.9% in 2000 to 70.2% in 2001 due to the higher proportion of licensing and royalty revenues. The increases in gross profit and gross profit percentage resulted from the significant increase in licensing and royalty revenues in the nine months ended September 30, 2001 compared to the same period of

2000. Product gross margins of both nine months ended September 30, 2000 and 2001 were approximately 56%.

    Research and Development.  Research and development expenses increased from $2.4 million to $3.2 million in the nine months ended September 30, 2000 and 2001. The increases resulted from added engineering staff, and expanded licensing activities. In addition, we established an engineering design center in Seoul, Korea in June 2001.

    Selling, General and Administrative.  Selling, general and administrative expenses increased from $2.3 million in the first nine months of 2000 to $3.6 million in same period of 2001. This increase reflected the addition of administrative, sales and marketing staff and expansion of intellectual property marketing activities.

    Interest and Other Income.  Interest and other income increased from $768,000 to $1.3 million in the nine months ended September 30, 2000 and 2001, respectively. Interest and other income as a percentage of total revenue was 8.4% and 8.5% respectively, in each nine months period. This increase was due to higher average cash balances in 2001, which included proceeds from our initial public offering, which closed in July 2001. Please refer to note 5, "Initial Public Offering," of Notes to Condensed Consolidated Financial Statements.

    Provision for Income Taxes.  The provision for income taxes was only $89,000 and $221,000 in the nine months ended September 30, 2000 and 2001, respectively, because of the carryforward benefit of net operating losses incurred in prior years.

Liquidity and Capital Resources

    Since our inception, we have financed our operations through a combination of equity and debt financing. In our most recent equity financing prior to our initial public offering, we issued 650,000 shares of Series H preferred stock in May 2000 to two of our licensees, Galileo Technology, Ltd. and LSI Logic, Inc. with aggregate proceeds to us of $5.2 million. Prior to our initial public offering, we have raised a total of $35.6 million through the issuance of preferred stock, including $6.7 million of indebtedness converted to preferred stock in 1997. We borrowed an aggregate of $13.1 million through various debt financings between 1996 and 1998. As of December 31, 1998, we had repaid in full all amounts due under these loans. Funds raised from debt and the sale of preferred stock have allowed us to continue developing and marketing new products and our 1T-SRAM technology, notwithstanding significant volatility in our memory chip revenues and operations.

    In July 2001, the Company completed the sale of a total of 5,750,000 shares of common stock in its initial public offering. The Company realized total net proceeds of approximately $51.6 million upon the close of the IPO. Please refer to note 5, "Initial Public Offering," of Notes to Condensed Consolidated Financial Statements.

    As of September 30, 2001, we had cash and cash equivalents of $60.6 million, an increase of $37.2 million from cash and cash equivalents held as of December 31, 2000. In addition, we held interest bearing short and long term investments of $15.5 million and $3.0 million, respectively. The cash increases were due primarily to net proceeds from our initial public offering of $51.6 million and net income of $4.2 million. These increases of cash and cash equivalents were partially offset by a reduction of deferred revenue of $1.7 million and a purchase of property and equipment of $1.2 million. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales have lessened the volatility of our business and generally have enabled us to steadily improve our cash position.

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

    We expect that the net proceeds of our initial public offering, together with our existing capital and cash generated from operations, if any, will be sufficient to meet our capital requirements for the foreseeable future. We expect that a licensing business such as ours generally will require less cash to support operations after multiple licensees begin to ship products and pay royalties. However, we cannot be certain that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we might need to raise additional funding through public or private financing. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition.

Recent Accounting Pronouncements

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

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No.144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

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

    An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders as licensees of our technology. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our technology. Should a high-profile industry participant adopt our technology for one or more of its products but fail to achieve success with those products, other industry participants' perception of our technology could be harmed. Any such event could reduce the number of future licenses of our technology. Likewise, we are a market leader to adopt and achieve success with a competing technology, our reputation and licensing program could be harmed. Failure of our technology to be adopted as an industry standard would inhibit our growth and prevent us from achieving anticipated revenues.

Our embedded memory technology is new and has not yet been proven in high-volume production of our licensees' integrated circuits, and the discovery of defects in this technology could prevent us from achieving market acceptance.

    We entered into our first license of a significant portion of our 1T-SRAM technology for embedded memory applications in March 1999. Our technology was fabricated and verified to be operational in the most widely used standard logic manufacturing process generation in September 1999. While our licensees and we have evaluated and tested this technology, only three licensees have begun volume manufacture of products incorporating our technology. Complex technology like ours often contains errors or defects when first incorporated into customer products. The discovery of defects or problems regarding the reliability, quality or compatibility of our technology could require significant expenditures of capital and resources to fix, significantly delay or hinder market acceptance of our technology and damage our reputation.

Our embedded memory technology might not integrate as well as anticipated with other semiconductor functions, which would slow or prevent adoption of our technology and reduce our revenue.

    Our 1T-SRAM technology is new and incorporates a fundamentally different internal circuitry. Our licensees and we have conducted computer modeling and testing of integrated circuits utilizing our technology, and we have verified our technology to be operational in standard manufacturing processes by production and sale of proprietary integrated circuits that incorporate our 1T-SRAM technology, or 1T-SRAM memory chips. Nevertheless, detailed aspects of our technology could cause unforeseen problems in the efficient integration of our technology with other functions of particular integrated circuits. Any significant compatibility problems with our technology could reduce the attractiveness of our solution, impede its acceptance in the industry and result in a decrease in demand for our technology.

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

    We recorded operating losses in each year from our inception through 1999. We had an accumulated deficit of $13.6 million as of September 30, 2001. From our inception through 1994, we were engaged primarily in research and product development. From 1995 through the third quarter of 1998, we focused on the sale of memory chips. We were profitable in the fourth quarter of 1997 and the first quarter of 1998 under our product sales business model, but, beginning in the fourth quarter of 1998, we altered our business plan to concentrate on developing and licensing our 1T-SRAM technology. Prior to the quarter ended September 30, 2000, we had recorded operating losses in each quarter since our adoption of this new business plan. We cannot assure you that we will be profitable on a quarterly or annual basis in the future.

Prior to fiscal 2000, our historical financial information does not reflect the recent changes to our business and strategy.

    The historical financial information included in this prospectus does not reflect the many significant changes in our revenue structure that have occurred as a result of changes in our business model. Such historical financial information also does not reflect changes in our operations and expense structure that have resulted from this transition. While we expect to continue to generate revenue from memory chip sales, most of our memory chip sales efforts are now directed at the strategic and limited sale of our 1T-SRAM memory chip, and we do not anticipate that product revenue will ever reach the levels attained in the past. The absence of meaningful historical financial information could make it more difficult for potential investors to evaluate the Company and our prospects, and could complicate our efforts to undertake meaningful financial planning.

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

    Once a license agreement is executed, the timing and amount of licensing and royalty revenue from our licensing business will remain difficult to predict. The completion of the licensees' development projects and the commencement of production will be subject to the licensees' efforts, development risks and other factors outside our control. Our royalty revenue may depend on such factors as the licensees' production and shipment volumes, the timing of product shipments and when the licensees report to us the manufacture or sale of products that include our 1T-SRAM technology. All of these factors will prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in operating results.

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

    We expect that royalty revenue will be highly concentrated among a few licensees for the foreseeable future. In particular, a substantial portion of our licensing revenue in 2001 has come from the licenses for integrated circuits to be used by Nintendo and we expect the same source to represent a substantial portion of royalty revenue in 2002. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. We cannot assure you that the Nintendo product incorporating our technology will succeed in the marketplace or that we will receive substantial royalty revenue from Nintendo.

    Our product sales also are highly concentrated. Revenue derived from our three largest customers represented 29.1%, 10.8% and 10.3%, respectively, of our total revenue in 1998. In 1999, our two largest customers represented 16.4% and 10.9% of our total revenue, respectively. Revenue from our largest customer represented 26.2% of our total revenue in 2000, while our three largest customers represented 22.4%, 20.7% and 10.6% respectively, of our total revenue for the nine months ended September 30, 2001. We expect that a relatively small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future.

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

    We might face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of September 30, 2001, one customer accounted for 82% of total receivables. As of December 31, 2000, two customers accounted for 57% of total receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our existing patents might not provide us with sufficient protection of our intellectual property, and our patent applications might not result in the issuance of patents, either of which could reduce the value of our core technology and harm our business.

    We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of September 30, 2001, we held 38 patents in the United States, which expire at various times from 2013 to 2019, and 13 corresponding foreign patents. In addition, as of September 30, 2001, we had 17 patent applications pending in the United States and 20 pending foreign applications, and had received notice of allowance of three of these pending patent applications in the United States. We cannot assure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issue in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in often protracted and expensive litigation. We are not aware of any currently pending intellectual property litigation or threatened claim against us. However, our licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights owned by others. Litigation against us could result in significant expense and divert the efforts of our technical and management personnel, whether or not the litigation results in a determination adverse to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the licensing of certain technology or the sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses for the infringing technology. We cannot assure you that we would be successful in such development or that such licenses would be available on reasonable terms, or at all.

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

    The timing and level of our royalties depend on our licensees' ability to market, produce and ship products incorporating our technology. Because we expect licensing and royalty revenue to be the largest source of our future revenue, anything that negatively affects a significant licensee or group of licensees could negatively affect our results of operations and financial condition. Many issues beyond our control influence the success of our licensees, including, for example, the highly competitive environment in which they operate, the strength of the markets for their products, their engineering capabilities and their financial and other resources.

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

    Product revenues since 1998, when we changed our business strategy, have represented 100%, 90% and 62% of our total revenues for 1999, 2000 and the nine months ended September 30, 2001, respectively. Our product revenues fell from $4.7 million in the quarter ended December 31, 2000 to $2.7 million in the quarter ended September 30, 2001. The decline reflects a general weakness in demand for our customers' products and a corresponding inventory correction that resulted in reduced purchases of our memory chips. We cannot assure you that our customers will increase their orders in future periods. We cannot assure you that our memory chips will perform the desired functions, will operate reliably on a long-term basis or otherwise will be technically successful, or that we will be able to obtain adequate quantities of these products at commercially acceptable costs or on a timely basis.

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

    All of our semiconductor memory chip products are assembled and tested by third-party vendors, primarily in Taiwan. Our reliance on independent assembly and testing vendors involves a number of risks, including reduced control over delivery schedules, quality assurance and costs. The inability of these third-party contractors to deliver products of acceptable quality and in a timely manner could result in the loss of customers and a reduction in our product revenue.

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

Power outages which currently impact companies with facilities in California may adversely affect our California facilities.

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

    Sales of a substantial number of shares of common stock in the public market following our initial public offering could adversely affect the market price of the common stock prevailing from time to time. The number of shares of common stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended, or the Securities Act, and lock-up agreements executed by many of our larger security holders under which they have agreed not to sell or otherwise dispose of any of their shares until 180 days after the date of our prospectus without the prior written consent of the underwriters. In addition to the 5,750,000 shares of common stock sold in our initial public offering, there were 23,463,322 shares of common stock outstanding as of the date of our prospectus, all of which are "restricted" shares under the Securities Act. As a result of the provisions of Rules 144(k), 144 and 701, and taking into account that 19,181,688 shares are subject to the lock-up agreements described above, the total number of restricted shares becoming available for sale in the public market is as follows—

  •
  3,592,748 shares were eligible for immediate sale on June 28, 2001;

  •
  4,132,221 shares were eligible for sale on September 30, 2001; and

  •
  23,203,909 shares will be eligible for sale on December 26, 2001.

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

    MoSys, MultiBank, MDRAM and 1T-SRAM are our trademarks. Product names, trade names and trademarks of other companies are also referred to in this report.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

    We invest primarily in short-term bank money market rate accounts. These securities are highly liquid and generally mature within twelve months or less of purchase date. We do not use our investments for trading or other speculative purposes. We do not believe that we have any significant exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    None.

Item 2.  Changes In Securities and use of Proceeds

    The Securities and Exchange Commission declared the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-43122) relating to the Company's initial public offering of its common stock, effective on June 27, 2001. The Company sold a total of 5,750,000 shares of its common stock to an underwriting syndicate; 750,000 of these shares were sold pursuant to the managing underwriters' exercise of an over-allotment option on July 9, 2001. The managing underwriters were A.G. Edwards & Sons, Inc. and Needham & Company, Inc. The Company commenced the initial offering for 5,000,000 shares of its common stock on June 28, 2001, at an initial public offering price of $10.00 per share. The offering was completed on July 3, 2001. The Company commenced and completed the offering for 750,000 shares of its common stock, pursuant to the managing underwriters' exercise of the over-allotment option, on July 9, 2001, at $10.00 per share, at which time the offering terminated. The initial public offering resulted in aggregate gross proceeds of $57,500,000, $4,025,000 of which was applied to the underwriting discount and approximately $1,902,000 of which was applied to related expenses. As a result, the Company realized approximately $51,573,000 after offering expenses.

    The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $0.01 par value per share, in July 2001:

Gross proceeds from the Company's IPO:	$57,500,000

Offering expenses:
Underwriting fees	4,025,000
Other offering expenses	1,902,000

Total offering expenses:	5,927,000

Net proceeds from the Company's IPO:	$51,573,000

    To date, the Company has not used any of the net proceeds of the IPO. Following the completion of the Company's IPO, all series of the Company's issued and outstanding preferred stock, par value $0.01, converted automatically into 12,731,446 shares of our common stock, par value $0.01 per share.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    None.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2001
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
  ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes In Securities and use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
Signatures