Form 10-K
period 2001-12-31
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2002-03-20
CIK 890394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2001, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32929

MONOLITHIC SYSTEM TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0291941 (IRS Employer Identification Number)

1020 Stewart Drive
Sunnyvale, California 94085
(Address of principal executive offices)

(408) 731-1800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Series AA Preferred Stock, par value $0.01 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the common stock held by non-affiliates of the Registrant, as of January 31, 2002 was approximately $244,159,000 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        As of January 31, 2002, 29,569,213 shares of the registrant's common stock, $0.01 per value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2002, and to be filed pursuant to regulation 14A are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

i

Part I

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "projects," or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item1, "Business—Risk Factors," and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

MoSys®, MultiBank®, MDRAM®, MCACHE® and 1T-SRAM® are our trademarks. Product names, trade names and trademarks of other companies are also referred to in this report

Item 1. Business

Company Overview

        We design, develop, license and market memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available embedded memory technologies do not match. We license our 1T-SRAM technology on a non-exclusive and worldwide basis to companies that incorporate, or embed, memory on complex integrated circuits.

        From our inception in 1991 until 1998, we focused primarily on the development of innovative memory technologies and the sale of memory chips. Our memory chip development efforts in the early years of our existence yielded critical elements of the 1T-SRAM technology. By the fourth quarter of 1998, we completed the development of our 1T-SRAM technology and changed our primary strategic focus from selling memory chips to licensing our 1T-SRAM technology.

        Until the second quarter of 2001, we earned almost all of our revenue from the sale of memory chips from four product lines. Prior to 1999, most of our memory chips were designed and sold for use in the highly competitive personal computer market. In late 1998, we introduced our first 1T-SRAM memory chip and since then have discontinued or substantially reduced our sales from our other three product lines. The same high density, low power consumption and high speed features that characterize our 1T-SRAM technology make our 1T-SRAM memory chips attractive to customers that need these features in a single memory chip. Our 1T-SRAM memory chips compete with high performance SRAM chips offered by many other companies. Despite a large potential market for these chips, we intentionally limit this portion of our business by offering a narrow range of product configurations, maintaining a small sales organization and focusing our research and engineering resources on our licensing business instead of new chip development. Our limited development and sales of 1T-SRAM chips provide us with opportunities to earn revenue, validate high volume production of chips using our 1T-SRAM technology and build relationships with customers that may be future licensees.

        We generate revenue from intellectual property licensing, which consists of licensing revenue and royalty revenue. Our licensing revenue consists of fees paid for engineering development and engineering support services. We are entitled to receive royalties under each of our licensing agreements when our licensees manufacture or sell products that incorporate our technology. We anticipate that licensing and royalty revenues will represent the majority of our future revenues.

Industry Background

Trends in the Semiconductor Industry

        Electronic products play an increasingly important role in our lives, as evidenced by the growth of the personal computer, wireless communications, networking equipment and consumer electronics markets. These markets are characterized by intensifying competition, rapid innovation, increasing performance requirements and continuing cost pressures. To manufacture electronic products that achieve optimal performance and cost levels, semiconductor companies must produce integrated circuits that offer higher performance, greater functionality and lower cost.

        Two important measures of performance are speed and power consumption. Higher-speed integrated circuits can allow electronic products to operate faster, enabling the performance of more functions. Reducing the power consumption of integrated circuits contributes to increased battery life and reduced heat generation in electronic products. Reduced power consumption also enables integrated circuit designers to overcome costly design hurdles, such as meeting the thermal limitations of low-cost packaging materials.

        In addition to offering high-performance products, semiconductor companies must produce integrated circuits that are cost effective. High-density integrated circuits require less silicon, thus reducing their size and cost. Cost reduction can also be achieved by simplifying the integrated circuit's manufacturing process and improving manufacturing yield. Additionally, to avoid the high cost of substantial redesigns, semiconductor companies can use technology, which is scalable, which means it can be readily incorporated into multiple generations of manufacturing process technologies. Process technology generations are distinguished in terms of the dimension of the integrated circuit's smallest topographical features, as measured in microns (one millionth of a meter). The semiconductor industry has continuously developed advanced process technologies that enable the reduction of silicon area on integrated circuits and consequently lower costs. The industry is predominantly using 0.25-micron and 0.18-micron manufacturing process technology today. However, current designs are also being implemented in 0.15-micron and 0.13-micron manufacturing process technology, and are expected to migrate to 0.10-micron manufacturing process technologies in the future.

Importance of Integration

        For decades, the semiconductor industry has continuously increased the value of integrated circuits by improving their density, power consumption, speed and cost. The main driver for these improvements has been the success of shrinking the size of the basic semiconductor building block, or transistor. Transistors have become small enough to make it economical to combine multiple functions, such as microprocessors, memory, analog components and digital signal processors, on a single integrated circuit, in what is commonly referred to as System-on-a-Chip, or SOC. Highly integrated circuits such as SOCs often offer advantages in density, power consumption, speed and cost that cannot be matched using separate, discrete integrated circuits. SOCs are essential for most electronic products, such as cellular phones, video game consoles, networking equipment and internet appliances, to achieve desired performance at a reasonable cost.

Importance of Embedded Memory

        Historically, semiconductor companies implemented memory in separate integrated circuits. Rather than using separate memory chips, semiconductor companies today are embedding memory on highly integrated circuits in order to optimize performance and size. At the same time, the increasing sophistication of electronic products is driving a rapid increase in the amount of memory required.

        The high cost of incorporating the memory component represents a major challenge to achieving high levels of integration. Embedded memory accounts for an increasing percentage of the size of a highly integrated circuit and is often the slowest or rate-limiting function in the circuit. Not only must integrated circuits contain a larger amount of embedded memory, this memory must be dense enough to be economically attractive and must offer sufficiently high speed and low power consumption. Embedded memory has become a crucial design consideration for determining the overall cost and performance of highly integrated circuits and the growing number of electronic products in which they are incorporated.

Traditional SRAM

        The most common form of embedded memory today utilizes traditional static random access memory, or SRAM technology, that we refer to as traditional SRAM. This technology is in the public domain and can be used by any semiconductor company. Traditional SRAM has the following characteristics—

  •
  it operates at the same high speeds as other functions of the integrated circuit;

  •
  it provides a simple and familiar interface that allows for quick design into an integrated circuit with less risk that the design will not function according to specification; and

  •
  it utilizes the standard logic manufacturing process that is both economical and the most widely available.

        As memory requirements increase, however, traditional SRAM becomes relatively more expensive compared to the total cost of the integrated circuit. Specifically, traditional SRAM has the following drawbacks that can lead to higher cost—

  •
  it requires a substantial amount of silicon area because of its low density; and

  •
  it consumes a significant amount of power when operating at high speeds.

        To overcome the density limitations of traditional SRAM, some manufacturers have utilized embedded dynamic random access memory, or embedded DRAM. While embedded DRAM is denser than traditional SRAM, it is typically ten times slower. Manufacturing embedded DRAM also requires additional process steps and results in low yields, which translate into increased manufacturing time and cost. Additionally, because of its complex interface requirements, embedded DRAM is more difficult to incorporate on integrated circuits, leading to a higher risk of failure. As integrated circuit designers have experimented with embedded DRAM, they have discovered that these limitations of embedded DRAM preclude its use in almost all applications. Therefore, traditional SRAM continues to be the most widely used technology for embedded memory. One of the major challenges for the semiconductor industry today is to find an embedded memory solution that combines high density, low power consumption, high speed and low cost.

Solution

        We have developed an innovative memory technology, 1T-SRAM memory, which provides major advantages over traditional SRAM in density, power consumption and cost, thus making it more economical for designers to incorporate large amounts of embedded memory in their designs. In addition, 1T-SRAM technology offers all of the benefits of traditional SRAM, such as high speed, simple interface and ease of manufacturability. Its core circuitry is already production proven in millions of our memory chips and offers integrated circuit designers the following characteristics compared to traditional SRAM—

Parameters	Typical Characteristics of 1T-SRAM technology vs. traditional SRAM
Density	Two to three times denser, using 50-70% less silicon for the same amount of memory
Power Consumption	Consumes less than one-quarter the power when operating at the same speed
Speed	Provides speeds equal to or greater than those offered by traditional SRAM, especially for larger memory sizes

        Our 1T-SRAM technology can achieve these advantages while utilizing standard logic manufacturing processes and providing the simple, standard SRAM interface that designers are accustomed to today.

High Density

        Embedded memory utilizing our 1T-SRAM technology is typically two to three times denser than traditional SRAM. Increased density enables manufacturers of electronic products, such as cellular phones and video game consoles, to incorporate additional functionality into a single integrated circuit, resulting in overall cost savings. Semiconductor designers can take advantage of the high density of 1T-SRAM technology and embed large quantities of high-performance memory and other components that in the past might not have been feasible.

Low Power Consumption

        Embedded memory utilizing our 1T-SRAM technology typically consumes less than one-quarter the power and generates less heat than traditional SRAM when operating at the same speed. This feature facilitates longer battery life and reliable operation using lower-cost packaging.

High Speed

        Embedded memory utilizing our 1T-SRAM technology typically provides speeds equal to or greater than the speeds of traditional SRAM, especially for larger memory sizes. Our 1T-SRAM memory can sustain random access cycle times of less than three nanoseconds. In today's 0.13-micron manufacturing process technology, our 1T-SRAM technology can operate with a random access frequency in excess of 350 megahertz for multi-megabit memory.

Manufacturing Process Independence

        We have been able to implement our technology without requiring the manufacturer to make any significant changes to either standard logic or alternative manufacturing processes. 1T-SRAM's portability, or the ease with which it can be implemented in different semiconductor manufacturing facilities, has been proven operational in the fabrication of chips at Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, United Microelectronics Corporation, or UMC, and Chartered Semiconductor Manufacturing Ltd., the world's three largest independent foundries. 1T-SRAM's scalability, or the ease with which it can be implemented in different generations of manufacturing processes, has already been demonstrated in the fabrication of chips in 0.25-micron, 0.18-micron, 0.15-micron and 0.13-micron process generations. We expect our technology to continue to scale readily to future process generations. This portability and scalability provides for wide availability, inexpensive implementation and quick product time to market for our licensees.

Simplicity of Interface

        Our 1T-SRAM technology's internal circuitry connects to the simple, standard SRAM interface that designers are accustomed to today. Our use of this standard high-performance interface minimizes design time, thus optimizing time to market for our licensees. This simple interface also helps minimize the risk that integrated circuit designs will not operate according to specifications.

Strategy and Business Model

        Our goal is to establish our 1T-SRAM technology as the standard for the embedded memory market. We intend to achieve this goal by licensing our technology on a non-exclusive and worldwide basis to semiconductor companies and electronic product manufacturers.

        The following are integral aspects of our strategy and business model.

Proliferate Technology through a Diverse Distribution Strategy

        Our solution offers performance features and cost benefits that existing embedded memory solutions do not provide. We have strategic relationships with many companies, including Applied Micro Circuits Corporation, Broadcom, Chartered, Conexant, eSilicon, Galileo Technology, LSI Logic, Matsushita Communication Industrial, NEC, Nintendo, Pixelworks, Power X, SONY, TSMC, UMC, Via Technologies, and Globespan Virata. We license our technology to semiconductor companies who incorporate our technology into integrated circuits that they then sell to customers. We also license our technology to electronic product manufacturers, who then require their suppliers to adopt our technology. In addition, we engage in co-marketing activities with foundries, intellectual property companies and design companies to promote our technology to a wide base of customers. We believe that these distribution channels will broaden the acceptance and availability of our technology in the industry. As our technology becomes available through an increasing number of channels, we believe it will be less likely that customers will have to alter their procurement practices in order to acquire our technology. We intend to continue to expand significantly this base of strategic relationships to further proliferate our technology.

Target Large and Growing Markets

        Although our 1T-SRAM technology is applicable to many markets, we presently focus on the rapidly growing communications and consumer electronics sectors. These sectors increasingly require embedded memory solutions with higher density, lower power consumption, higher speeds and lower cost. We will also focus over the longer term on other markets that are projected to achieve strong, long-term growth.

Work Closely with our Licensees and Co-Marketers to Deliver Optimal Technology Solutions

        We intend to continue to work closely with our licensees and co-marketers to gain broad and detailed insight into their own and their customers' current and next-generation technology requirements. This insight helps us identify trends and focus our development efforts on optimizing our technology solution, resulting in shorter product time to market and lower costs.

Extend Technology Offerings

        Our goal is to continue to enhance our 1T-SRAM technology and increase our share of the embedded memory market. We will continue to develop our technology in order to offer even higher-density, lower-power-consumption, higher-speed and lower-cost designs for our licensees. We are currently developing new generations of 1T-SRAM technology in the 0.13-micron and 0.10-micron manufacturing process and intend to continue developing our technology for future processes. We will continue to invest heavily in research to develop related embedded memory technologies. Recently, we developed 1T-SRAM-M, a very low power memory, which operates with standby power more than an order of magnitude lower than 1T-SRAM standby power. 1T-SRAM-M is suitable for handheld battery powered applications such as cell phone handsets, personal digital assistants (PDA), and digital cameras. We have also introduced the 1T-SRAM-R, a version of 1T-SRAM, which includes built-in error checking and correction (ECC).

Leverage Memory Chips to Demonstrate Technology to Licensees

        Revenue from the sale of memory chips has constituted a majority of our historical revenue. Today, our memory chip selling efforts focus on 1T-SRAM memory chips. We expect to continue to generate 1T-SRAM memory chip revenue, as these products serve to demonstrate the manufacturability of our 1T-SRAM technology to licensees. Our direct involvement in these products also helps to keep our research and development efforts focused on delivering leading-edge technologies and meeting industry requirements.

Focus on Higher-Margin Licensing Model

        Our intellectual property licensing revenue consists of licensing revenue and royalties. This licensing revenue typically produces higher gross margins than can be achieved with the sale of our memory chips. We intend to focus on our intellectual property licenses as the major source of our future revenue.

Customer and Co-Marketing Relationships

        We offer our technology on a non-exclusive and worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and co-marketing relationships.

        We form product development and licensing relationships directly with semiconductor companies and electronic product manufacturers. Generally, we require the prospective licensee to identify one or more specific projects for the use of our technology. The prospective licensee's implementation of the 1T-SRAM technology typically includes customized development. Usually, these relationships involve both engineering work to implement our technology in the specified product and licensing the technology for manufacture and sale of the product. Although the precise terms of each agreement vary, every agreement provides for the payment of contract fees to us at the beginning of the contract and the joint development of specifications and initial product design and engineering. The agreements usually provide for payment of additional contract fees to us upon the achievement of specified development milestones. The agreements also often provide for the payment of additional contract fees if we provide engineering support services related to the manufacture of the product. License agreement royalty provisions require the payment of royalties to us based on future sale or manufacture of products utilizing 1T-SRAM technology. Generally, our licenses grant rights only to use our technology as modified for the project covered by the license agreement or amendment. Usually, the license is nontransferable, nonexclusive and generally can be sublicensed, if at all, only to subsidiaries. Our license agreements generally have a fixed five-year term and are subject to renewal.

        Some of our agreements cover both the development and licensing aspects of the technology relationship. In other cases, we enter into an agreement with the prospective licensee covering only our initial project development work, non-refundable contract fees and a summary of acceptable license terms, including royalties, and subsequently enter into a separate comprehensive license agreement if the prospective licensee decides to complete development of its project. Each new project requires a separate agreement or the modification of an existing agreement.

        Not all of our technology relationships will result in the manufacture and sale of royalty-bearing products by our licensees, from which we expect to earn most of our revenues in the future. Therefore, to increase the number of royalty-generating license agreements for our 1T-SRAM technology, an important element of our strategy is to offer this technology broadly in order to establish it as an industry standard.

        We form co-marketing relationships with dedicated foundries such as TSMC, UMC and Chartered Semiconductor Manufacturing Corporation. While these foundries generally do not provide third-party intellectual property directly to their customers, under our March 2001 license agreement, TSMC acquired the right to offer design services for 1T-SRAM macros, or pre-designed circuit blocks, solely to TSMC customers not currently under active contract with us that are using TSMC technologies to manufacture products at TSMC. We would receive royalties on silicon wafers manufactured by TSMC that incorporate our licensed technology.

        These foundries have cooperated with us to prove the manufacturability of integrated circuits utilizing our 1T-SRAM technology in their particular manufacturing process. The foundries can then offer their manufacturing services to our licensees, and semiconductor companies can fabricate integrated circuits incorporating our 1T-SRAM technology in any of these three largest independent foundries. These foundries are not obligated to actively market 1T-SRAM technology. Generally, our foundry co-marketing arrangements have a two-year term.

        We also have entered into a co-marketing agreement with an intellectual property company, Virage Logic, which has agreed to promote 1T-SRAM technology in association with its intellectual property. Our agreement with Virage Logic provides for co-development of a compiler, which is a software program that automatically designs the memory for a particular customer's memory requirements. Under this agreement, Virage Logic will sell a compiler incorporating our 1T-SRAM technology, and we will share in the revenue from each sale. Additionally, when the Virage Logic customer develops a product utilizing the 1T-SRAM compiler, that customer must enter into a license agreement directly with us. We would earn a royalty on subsequent product sales. This agreement has a three-year term, and is terminable by either party upon 90 days' notice.

        The following table lists some of our most significant 1T-SRAM agreements, in reverse chronological order.

Company	Date	Application
Matsushita Communications Industrial	Q4 2001	Custom application specific memory
eSilicon	Q4 2001	Communications
Globespan Virata	Q3 2001	Communications
TSMC	Q1 2001	Semiconductor Foundry
AMCC	Q1 2001	Communications
Power X	Q1 2001	Communications
SONY	Q4 2000	Custom application specific memory
Conexant	Q3 2000	Communications
Galileo Technology	Q3 2000	Communications
Via Technologies	Q2 2000	Application specific standard products (ASSPs)
LSI Logic	Q1 2000	Communications, application specific integrated circuits (ASICs) and application specific standard products (ASSPs)
Broadcom	Q1 2000	Communications
Allayer Communications	Q4 1999	Communications
Galileo Technology	Q4 1999	Communications
NEC	Q4 1999	Custom application specific memory
Pixelworks	Q4 1999	Imaging
NEC	Q3 1999	Custom application specific memory
Nintendo	Q3 1999	Video game consoles
NEC	Q1 1999	Application specific integrated circuits (ASICs)

        The following table illustrates our current co-marketing relationships, in reverse chronological order.

Company	Date	Application
UMC	Q4 2001	Standard Macro Logic Process
Chartered	Q2 2000	Prove technology on Chartered's logic processes
UMC	Q2 2000	Port technology to UMC's standard logic processes
TSMC / Virage Logic	Q3 1999	MoSys and Virage Logic to co-develop compilers for TSMC's standard logic processes
TSMC	Q1 1999	Port technology to TSMC's standard logic processes

Research and Development

        Our ability to compete in the future will depend on improving our technology to meet the market's increasingly demanding performance and cost requirements. We have assembled a team of highly skilled engineers whose activities are focused on developing even higher-density, lower-power-consumption, higher-speed and lower-cost 1T-SRAM designs. We expect to continue to focus our research and development efforts on extending our 1T-SRAM technology and developing new memory technologies. We will also continue our focus on porting our technology to additional semiconductor manufacturing facilities and scaling our technology to new generations of manufacturing process technologies.

        As of December 31, 2001, we employed 44 engineers, representing 66% of our employees, with specific expertise in circuit design, layout and a variety of manufacturing processes. In June 2001, we established a design center in Seoul, South Korea where seven of our employees reside. For the years ended December 31, 2001, 2000 and 1999, research and development expenditures totaled approximately $4.4 million, $3.3 million and $3.1 million, respectively.

Technology

        Our innovative 1T-SRAM technology includes many new and proprietary features. Development of our memory chips during the early years of our existence was critical to validating elements of the 1T-SRAM technology we license today. This technology combines the high density advantages of DRAM with the high performance and utility of SRAM. Underlying this technology are several distinct pieces of proprietary circuitry.

Single-Transistor Memory Storage Cell

        The high density of our 1T-SRAM technology stems from the use of a single-transistor, or 1T, storage cell for each bit of information, which is similar to DRAM. Our 1T storage cell using one transistor and one capacitor represents a very significant improvement in density over the six-transistor storage cells used by traditional SRAM.

        The following diagrams, drawn to scale, but not to actual size, are electrical schematics of the traditional SRAM storage cell and our 1T-SRAM storage cell. The comparison of the two diagrams illustrates the small size and reduced complexity of the 1T-SRAM storage cell. This results in significant cost savings because less silicon space is required by 1T-SRAM storage cells.

[EDGAR REPRESENTATION OF PRINTED GRAPHIC]

[The graphic on the left, labeled "Six Transistor Storage Cell Schematic", illustrates the basic structure of a six transistor SRAM memory cell. The illustration shows word lines and bit lines connected by six transistors, which are represented by their normal electrical schematic symbols. The graphic on the right, labeled "1T-SRAM Storage Cell Schematic", illustrates the basic structure for a 1T-SRAM memory cell. This illustration shows a word line and bit line connected by one transistor, again represented by its normal electrical schematic symbol.]

[Underneath each of the schematics, there is a square that represents the area of the memory cell. The six transistor SRAM square is significantly larger than the 1T-SRAM square.]

[EDGAR REPRESENTATION OF PRINTED GRAPHIC]

[Graphic depicts MoSys' MultiBank partitioning technology used in 1T-SRAM. It consists of many rows and columns representing bank cells, with two-way horizontal arrows representing high speed data buses crossing through the banks and terminating at a rectangular column on the right, labeled "SRAM Interface".]

MultiBank Technology

        The high speed and low power consumption of 1T-SRAM are enabled by our MultiBank technology, as illustrated above. This technology efficiently partitions the memory into many, typically hundreds, of fast, small sub-blocks of memory, or banks, that can operate independently over high-speed data buses. Only one small bank containing the required memory data must be active for each access to the memory. Therefore, the remaining banks can stay in a low-power, standby mode, reducing the overall power consumption of the memory.

Standard SRAM Interface

        Our technology incorporates all of the circuitry required to connect to the simple, high-performance interface to which integrated circuit designers are accustomed. Our 1T-SRAM technology appears to the rest of the integrated circuit and the designer as if it were traditional SRAM.

Ability to Use Standard Logic Manufacturing Process

        Another key area of innovation in our 1T-SRAM memory technology is the ability to use a standard logic manufacturing process. This characteristic is advantageous because standard logic is the most widely available process. As many of the other functions on an integrated circuit are implemented in a standard logic process, the ability to implement 1T-SRAM memories using the same process saves time and cost for the manufacturer. Other embedded memory technologies do not achieve the same density and performance using the standard logic process.

Licensed Technology and Memory Chips

        We license the 1T-SRAM technology in the form of customized memory designs and memory compilers. We also sell memory chips based on our 1T-SRAM technology, which constitute substantially all of our memory chip sales.

Licensed Memory Designs

        We offer standard 1T-SRAM memory designs and generate customized 1T-SRAM memory designs to meet a specific customer's design parameters. We also offer a variety of options for interface and power management. Our licensed memory designs can be ported to the manufacturing processes of leading foundries and semiconductor manufacturers.

        We continue to implement our 1T-SRAM technology on advanced generations of manufacturing processes. As a result, our licensees are able to implement their integrated circuits, incorporating 1T-SRAM embedded memory on the highest performance manufacturing processes available. The chart below illustrates the advances we have made in implementing and verifying 1T-SRAM technology on the latest generations of manufacturing processes. The processes with the smaller micron dimensions have higher random access speeds and typically enable larger capacity memories.

Process Generation	0.25-micron	0.18-micron	0.15-micron	0.13-micron
Date of 1T-SRAM Verification	September 1999	January 2000	May 2000	April 2001
Typical Memory Capacity	1-16 megabits	1-32 megabits	1-48 megabits	1-64 megabits
Random Access Speed	100-250 MHz	100-350 MHz	100-400 MHz	100-450 MHz

Memory Compilers and Compiled Memory Solutions

        In January 2000, we announced 1T-SRAM compilers for TSMC's 0.18-micron and 0.15-micron standard logic processes as part of a joint development agreement with Virage Logic. Under this agreement, we will license these compilers to enable our licensees and their customers to automatically generate and configure 1T-SRAM designs. In addition to licensing the 1T-SRAM compilers, companies are able to license standard 1T-SRAM off-the-shelf memory designs from us.

Memory Chip Products

        SRAM memory chips satisfy a large market demand for high-speed memory chips used to store data in electronic products. There are several large companies that have chosen to manufacture SRAM chips using traditional technology. After completing the development of our 1T-SRAM technology in 1998, we began selling our first memory chips incorporating this technology. Like our 1T-SRAM embedded memory technology, our 1T-SRAM chips have small memory cell circuitry, require low power consumption and operate at high speeds, which makes them a cost effective memory chip solution for networking and communication applications, such as routers, switches and network processors.

        Manufacturers of such wired data communications applications typically purchase memory chips in industry standard sizes, speeds and configurations. The memory size of a chip indicates the number of memory storage bits on the chip; speed reflects the rate at which a processing system can access the memory; and configuration indicates the number of memory storage bits that can be accessed simultaneously.

        In order to appeal to manufacturers of wired data communications applications, we currently sell memory chips with memory size, speed and configuration specifications consistent with those offered by most memory chip suppliers. In general, we seek to design and sell memory chips with specifications used by a large group of communications product manufacturers. We believe that this strategy enables us to increase the return from the limited resources and development efforts that we have decided to invest in our IT-SRAM memory chip business. The table below details the range of memory sizes, speeds and configurations of our IT-SRAM memory chips.

Size (Megabits)	Speed (MHz)	Configuration (words × bits)
4	66, 83, 100, 133, 150	64K × 64, 128K × 32
8	66, 83, 100, 133, 150, 166	256K × 32
9	66, 83, 100, 133, 150, 166, 200	256K × 36
36	133, 166, 200	1M × 36

        We sell these memory chips primarily to suppliers of communications equipment, such as Accton Technology Corporation, Alteon WebSystems, Cisco Systems, Inc., Delta Network and Electronics, Foundry Networks, Maxtek Technology, MCM Japan, Motorola and Polycom. We intend to continue limited development of new memory chips based on our 1T-SRAM technology by focusing on the development of larger memory size, lower power consumption and higher speed chips.

        We believe that designing and producing these 1T-SRAM memory chips significantly enhance our ability to promote and improve our 1T-SRAM technology. Sales of 1T-SRAM memory chips to suppliers of communications equipment also increase the visibility of our technology in this important market for licensing our 1T-SRAM technology. We lack manufacturing resources and other guaranteed sources of supply for 1T-SRAM memory chips, however, and intend to allocate most of our engineering resources to the development of 1T-SRAM technology in support of our licensing business. Currently, 1T-SRAM memory chips constitute the majority of our revenue, but we do not expect to significantly expand the scope of our products business beyond current levels.

        In addition to our 1T-SRAM memory chips, we have sold memory chips from three other product lines:

  •
  multibank dynamic random access memory, or MDRAM, a proprietary memory chip for use primarily with graphics applications in personal computers, which we first shipped in 1996;

  •
  MCACHE, our brand name for another proprietary line of personal computer memory chips, which we first shipped in 1996; and

  •
  synchronous graphics random access memory, or SGRAM, an industry standard memory chip design for use primarily with graphics applications in personal computers, which we first shipped in 1997.

        We ceased shipping MCACHE in early 1999. By the end of the second quarter of 2000, we had ceased production of MDRAM chips, which we presently sell in limited amounts from remaining inventory. We presently ship SGRAM chips in low volumes only to support small orders from existing customers. In 2001, more than 90% of our product revenue was generated from 1T-SRAM memory chips. We anticipate that virtually all of our future product revenue will be derived from sales of 1T-SRAM memory chips.

Intellectual Property

        We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights. As of December 31, 2001, we held 40 U.S. patents on various aspects of our technology, with expiration dates ranging from 2011 to 2019. These 40 patents include claims relating to multibank partitioning, 1T-SRAM internal operation and circuit techniques, high-speed operation techniques, 1T-SRAM refresh management techniques and the interface of embedded 1T-SRAM storage cells in logic processes. We currently have 17 pending U.S. patent applications, and have received notices of allowance with respect to four of these applications. We also hold 20 foreign patents with expiration dates ranging from 2012 to 2019, and 19 pending foreign patent applications. There can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us, or that we will be able to enforce our patents against infringement.

        The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. While we have not received formal notice of any infringement of the rights of any third party, questions of infringement in the semiconductor field involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and there can be no assurance that we would prevail in any future litigation. Any such litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which would have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, the laws of certain foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of our intellectual property.

Sales and Marketing

1T-SRAM Technology Licensing

        We have a staff of six sales and marketing executives, as of December 31, 2001, who manage our 1T-SRAM technology licensing activities. One is located in Helsinki, Finland and is responsible for licensing activities in Europe and the Middle East. This group manages the negotiation of license agreements, provides technical support during the sales cycle to licensees and administers the contracts. We also have engaged one company to act as our non-exclusive licensing representative in Japan. As we have multiple sales channels through our relationships with semiconductor companies, foundries, intellectual property companies and design companies, we do not believe that we require a large internal sales force. Our marketing and promotional activities include participation in industry trade shows, distribution of collateral marketing material, publication of articles in trade journals and publicizing our licensing activities and technology achievements. Selling activity revolves around presentations and working sessions with the senior technical staff of target companies.

Memory Chips

        A separate group of four individuals, as of December 31, 2001, is responsible for sales and marketing of memory chips. Marketing activities include the creation of marketing materials and articles for trade publications, as well as publicity of new memory chips. We also use 22 independent sales representatives throughout North America and Asia to promote our memory chips to their customers.

Competition

        In order to remain competitive, we believe we must continue to provide higher-density, lower-power-consumption, higher-speed and lower-cost technology solutions to the semiconductor industry and electronic product manufacturers. We believe that the principal competitive factors in our industry are—

  •
  density and cost;

  •
  power consumption;

  •
  speed;

  •
  portability to different manufacturing processes;

  •
  scalability to different manufacturing process generations;

  •
  interface requirements; and

  •
  the ease with which technology can be customized for and incorporated into customers' products.

        We believe that our 1T-SRAM technology offers a high degree of overall performance improvement over traditional SRAM. Companies may also satisfy embedded memory needs through traditional SRAM and embedded DRAM. Traditional SRAM relies on publicly available process technology and circuit designs, which semiconductor companies can use without paying a royalty to us. Embedded DRAM utilizes the semiconductor manufacturer's own manufacturing process and a circuit design that is in the public domain. We believe that many semiconductor companies using embedded memory may prefer to license our technology instead of implementing either of these alternatives because of 1T-SRAM's overall advantages.

        The technological advantages offered by our 1T-SRAM technology might not be utilized in some applications. Our licensees and prospective licensees can meet their current needs for embedded memory using other memory solutions with different cost and performance parameters. For example, alternative solutions may be more cost-effective for memory block sizes of less than 128 kilobits. In addition, 1T-SRAM technology is not suitable for replacing lower-cost traditional DRAM memory chips if higher access speed is unnecessary.

        Moreover, some companies assess greater uncertainty and risk in relying on our newly established 1T-SRAM technology. As a result, our ability to compete effectively may be limited because such companies may prefer to use more established traditional memory solutions that are freely available without a license.

        Customers for our 1T-SRAM memory chips can choose to purchase SRAM memory chips from a number of companies, including Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Micron Technology, Inc. and Samsung Corporation. These suppliers utilize traditional architecture and technology for their SRAM chips, which do not match the performance, low power and cost effectiveness of our 1T-SRAM memory chips for the applications needed by our current customers for these chips. However, these suppliers do have the advantage of supplying memory chips from their own wafer manufacturing plants and typically offer a broad range of memory products that includes devices other than SRAM memory chips. In addition, these companies have greater access to financial, technical and other resources.

Manufacturing

        We have designed the circuitry of our 1T-SRAM technology so that our licensees can manufacture it in standard logic process as well as other widely used embedded memory processes.

        For our stand-alone memory products, we implement a fabless manufacturing strategy by using relationships with independent foundries. Today, we rely exclusively upon TSMC for our stand-alone product manufacturing. We also use domestic and offshore subcontractors for assembly, testing and packaging. Assembly and test services provided by these subcontractors comply with the requirements of ISO-9000. We presently have no firm, written commitment with any semiconductor foundry for the fabrication of our memory chips. All fabrication is conducted on a purchase-order basis at an agreed price that is renegotiated from time to time.

Employees

        As of December 31, 2001, we had 67 full time employees, consisting of 44 in research and development, product engineering and manufacturing engineering, 10 in sales and marketing, 10 in finance and administration and 3 in operations management. We believe our future success will depend, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for whom competition is intense. Our employees are not represented by any collective bargaining unit and we have not experienced any work stoppage. We believe that our employee relations are good.

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

Our embedded memory technology is new and has had limited high volume production and the discovery of defects in this technology could prevent us from achieving market acceptance.

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

        We recorded operating losses in each year from our inception through 1999. We had an accumulated deficit of $10.8 million as of December 31, 2001. From our inception through 1994, we were engaged primarily in research and product development. From 1995 through the third quarter of 1998, we focused on the sale of memory chips. We were profitable in the fourth quarter of 1997 and the first quarter of 1998 under our product sales business model, but, beginning in the fourth quarter of 1998, we altered our business plan to concentrate on developing and licensing our 1T-SRAM technology. Prior to the quarter ended September 30, 2000, we had recorded operating losses in each quarter since our adoption of this new business plan. We cannot assure you that we will be profitable on a quarterly or annual basis in the future.

Prior to fiscal 2000, our historical financial information does not reflect the recent changes to our business and strategy.

        The historical financial information included in this 10-K does not reflect the many significant changes in our revenue structure that have occurred as a result of changes in our business model. Such historical financial information also does not reflect changes in our operations and expense structure that have resulted from this transition. While we expect to continue to generate revenue from memory chip sales, in the future we expect licensing and royalty revenue to be a majority of total revenue. The absence of ample historical financial information could make it more difficult for potential investors to evaluate the Company and our prospects, and could complicate our efforts to undertake meaningful financial planning.

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

        We expect that royalty revenue will be highly concentrated among a few licensees for the foreseeable future. In particular, a substantial portion of our licensing revenue in 2001 has come from the licenses for integrated circuits to be used by Nintendo in its Gamecube and we expect the same source to represent a substantial portion of royalty revenue in 2002. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. We cannot assure you that Nintendo's sales of product incorporating our technology will increase or remain at current levels and that we will continue to receive significant royalty revenue from Nintendo.

        Our product sales also are highly concentrated. Revenue derived from our two largest customers represented 21.7% and 18.6% of our total revenue, respectively in 2001. Revenue from our largest customer represented 26.2% of our total revenue in 2000, while our two largest customers represented 16.4% and 10.9% respectively, of our total revenue in 1999. We expect that a relatively small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future.

        As a result of this revenue concentration, our results of operations could be impaired by the decision of a single key licensee or customer to cease using our technology or products or by a decline in the number of products that incorporate our technology that are sold by a single licensee or customer or by a small group of licensees or customers.

Our revenue concentration might pose credit risks, which could negatively affect our cash flow and financial condition.

        We might face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2001, two customers accounted for 54% of total receivables. As of December 31, 2000, two customers accounted for 57% of total receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2001, we held 40 patents in the United States, which expire at various times from 2011 to 2019, and 20 corresponding foreign patents. In addition, as of December 31, 2001, we had 17 patent applications pending in the United States and 19 pending foreign applications, and had received notice of allowance of four of these pending patent applications in the United States. We cannot assure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issue in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

        Our business has been dependent to a significant degree upon the services of a small number of executive officers and technical employees, including Dr. Fu-Chieh Hsu, our Chairman of the Board, President and Chief Executive Officer, and Dr. Wingyu Leung, our Executive Vice President and Chief Technical Officer. The loss of their services could negatively impact our technology development efforts and our ability to perform our existing agreements and obtain new customers. We generally have not entered into employment or non-competition agreements with any of our employees and do not maintain key-man life insurance on the lives of any of our key personnel.

We derive a significant amount of our revenue from sales of our proprietary integrated circuits and a decline in demand for these products could reduce our revenue substantially.

        Product revenues since 1998, when we changed our business strategy, have represented 58%, 90% and 100% of our total revenues for 2001, 2000 and 1999, respectively. Our product revenues fell from $4.7 million in the quarter ended December 31, 2000 to $3.2 million in the quarter ended December 31, 2001. The decline reflects a general weakness in demand for our customers' products and a corresponding inventory correction that resulted in reduced purchases of our memory chips. We cannot assure you that our customers will increase their orders in future periods. We cannot assure you that our memory chips will perform the desired functions, will operate reliably on a long-term basis or otherwise will be technically successful, or that we will be able to obtain adequate quantities of these products at commercially acceptable costs or on a timely basis.

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

We obtain the manufacture, assembly and testing of our products from third parties that we do not control and a loss of these services could harm our licensing business and decrease our product revenue.

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

        Our board of directors may issue up to 20,000,000 shares of preferred stock without stockholder approval on such terms as the board might determine. The rights of the holders of common stock will be subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future.

Our stockholder rights plan could prevent stockholders from receiving a premium over the market price for their shares from a potential acquiror.

        We have adopted a stockholder rights plan, which entitles our stockholders to rights to acquire additional shares of our common stock generally when a third party acquires 15% of our common stock or commences or announces its intent to commence a tender offer for at least 15% of our common stock. This plan could delay, deter or prevent an investor from acquiring us in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

        Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 40% of our common stock. These stockholders acting together have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise involve the payment of a premium for your shares of our common stock.

Any acquisitions we make could disrupt our business and harm our financial condition.

        As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have not made any acquisitions, and we are currently not subject to any agreement or letter of intent with respect to potential acquisitions. Acquisitions present a number of potential challenges that could, if not overcome, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company, including—

  •
  integration of the acquired employees, operations, technologies and products with our existing business and products;

  •
  focusing management's time and attention on our core business;

  •
  retention of business relationships with suppliers and customers of the acquired company;

  •
  entering markets in which we lack prior experience; and

  •
  retention of key employees of the acquired company.

Potential volatility of the price of our common stock could negatively affect your investment.

        We cannot assure you that there will continue to be an active trading market for our common stock. Recently, the stock market, as well as our common stock, has experienced significant price and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline.

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

        Sales of a substantial number of shares of common stock in the public market could adversely affect the market price of the common stock prevailing from time to time. The number of shares of our common stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended, or the Securities Act, but taking into account sales of stock made in accordance with the provisions of Rules 144(k), 144 and 701, substantially all the shares of common stock currently outstanding are eligible for sale in the public market.

        Dr. Fu-Chieh Hsu, our Chairman of the Board, President and Chief Executive Officer, Dr. Wingyu Leung, our Executive Vice President and Chief Technical Officer and Mark Eric Jones, our Vice President and General Manager each entered into a plan for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Plans for Drs. Hsu and Leung provide for the automatic sale of shares of common stock in 10,000 share blocks twice each week between January 28, 2002 and July 31, 2002. Mr. Jones' plan provides for automatic weekly sales that vary from 2,000 to 10,000 shares per week between February 21, 2002 and February 28, 2003, depending on the market price of our stock. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. Under his plan, Dr. Hsu intended to sell 540,000 shares. Dr. Leung intended to sell 520,000 shares under his plan. All of the shares are sold through broker-dealers in ordinary market transactions. Dr. Hsu cancelled his plan on February 25, 2002 after 90,000 shares were sold in late January and February of 2002. Dr. Leung's and Mr. Jones' plans remain in effect.

Executive Officers

        The following table sets forth certain information concerning the directors and executive officers of our company as of December 31, 2001.

Name	Age	Position
Fu-Chieh Hsu	45	Chairman of the Board, President and Chief Executive Officer
Wingyu Leung	47	Executive Vice President and Chief Technical Officer and Director
Mark-Eric Jones	46	Vice President and General Manager—Intellectual Property
F. Judson Mitchell	65	Vice President, Finance & Administration, Chief Financial Officer and Secretary
Andre Hassan	42	Vice President and General Manager—Discrete Products

        Fu-Chieh Hsu.    Dr. Hsu has served as our Chairman of the Board since September 1991 and as our President and Chief Executive Officer since April 1992. Dr. Hsu also served as our Chief Financial Officer from April 1992 until May 1996. Prior to joining our company, Dr. Hsu was the President and Chairman of the Board of Myson Technology, Inc., a developer of high performance semiconductor products from August 1990 to August 1991. From May 1985 to August 1990, Dr. Hsu served as Vice President and Chief Technology Officer of Integrated Device Technology, Inc., a developer of high performance semiconductor products and modules. Dr. Hsu holds a B.S. in electrical engineering from National Taiwan University and an M.S. and a Ph.D. in electrical engineering from the University of California at Berkeley.

        Wingyu Leung.    Dr. Leung has served as our Vice President, Engineering and Chief Technical Officer and as a member of our board of directors since April 1992. Dr. Leung also served as our Secretary from April 1992 until May 1996 and again from May 1997 until August 2000. Prior to joining our company, Dr. Leung served as a technology consultant to several high technology companies, including Rambus, Inc., or Rambus, a developer of a high-speed chip-to-chip interface technology. Prior to that time, Dr. Leung served as a member of the technical staff of Rambus, and as a senior engineering manager at Integrated Device Technology, Inc., where he managed and participated in circuit design activities. Dr. Leung holds a B.S. in electrical engineering from the University of Maryland, an M.S. in electrical engineering from the University of Illinois and a Ph.D. in electrical engineering and computer science from the University of California at Berkeley.

        Mark-Eric Jones.    Mr. Jones has served as our Vice President and General Manager—Intellectual Property since October 1998. Prior to joining our company, Mr. Jones served as Director, Intellectual Property Division of Mentor Graphics Corporation, a developer of EDA tools and provider of intellectual property from January 1996 to September 1998. Mr. Jones founded 3SOFT, Inc., a developer of intellectual property and served as its President and Chief Executive Officer from May 1976 to January 1996. Mr. Jones holds a M.A. from Trinity College, University of Cambridge, United Kingdom.

        F. Judson Mitchell.    Mr. Mitchell has served as our Vice President of Finance and Administration and Chief Financial Officer since July 2000, and was appointed Secretary in August 2000. Prior to joining our company, Mr. Mitchell served as Vice President and Chief Financial Officer of Wavespan, Inc., a manufacturer of microwave radio links from November 1997 until December 1999. Prior to that time, Mr. Mitchell served as a financial consultant to high technology companies. Mr. Mitchell also served as Vice President and Chief Financial Officer of the DSP Group from August 1993 until September 1995. Mr. Mitchell has also served as Chief Financial Officer of

Adaptec, Inc., IXYS Corporation and Finnigan Corporation. Mr. Mitchell holds a B.S. in Mechanical Engineering and an A.B. in Liberal Arts from Columbia College in New York and an M.B.A. from the Stanford Graduate School of Business.

        Andre Hassan.    Mr. Hassan has served as our Vice President and General Manager—Discrete Products since July 2001. Prior to this, Mr. Hassan was General Manager—Discrete Products from January 1999 to June 2001. Mr. Hassan was Director of Marketing from February 1996 to December 1998. Prior to joining our company, Mr. Hassan served as Strategic Marketing Manager for S3, Inc., a developer of semiconductor multimedia products from June 1994 to January 1996. Mr. Hassan holds a B.S. in electrical engineering from Worcester Polytechnic Institute.

Item 2. Properties

        Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in Sunnyvale, California. We currently occupy approximately 19,500 square feet of space in the Sunnyvale facility, the lease for which extends through June 2005. We hold an option to extend our lease for three additional years. We have leased approximately 1,400 square feet of space in Seoul, South Korea for our engineering design center. We believe that our existing facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

        From time to time we may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not aware of any legal proceedings or claims that we believe could harm our business or cause our revenues or stock price to fall.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report. We did not hold an annual meeting of stockholders in 2001. The 2002 Annual Meeting of Stockholders will be held at 9:30 a.m., local time, on Thursday, May 9, 2002, at Company's principal executive office located at 1020 Stewart Drive, Sunnyvale, California 94085.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is quoted on the Nasdaq National Market under the symbol MOSY. The following table sets forth the range of high and low closing sales prices of our common stock for each period indicated.

Quarter ending	High	Low
December 31, 2001	$20.88	$7.80
September 28, 2001	$14.98	$7.64

        The Company had 129 shareholders of record as of February 28, 2002. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Information regarding the issuance of securities upon the exercise of warrants and stock options by the Company without registration under the Securities Act of 1933 in 2001 is incorporated by reference from Part IV, Item 14, (a) (1) "Notes to Financial Statements—Note 6 Stockholders' Equity".

Other Information

        The Securities and Exchange Commission declared the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-43122) relating to the Company's initial public offering of its common stock, effective on June 27, 2001. The Company sold a total of 5,750,000 shares of its common stock to an underwriting syndicate; 750,000 of these shares were sold pursuant to the managing underwriters' exercise of an over-allotment option on July 9, 2001. The managing underwriters were A.G. Edwards & Sons, Inc. and Needham & Company, Inc. The Company commenced the initial offering for 5,000,000 shares of its common stock on June 28, 2001, at an initial public offering price of $10.00 per share. The offering was completed on July 3, 2001. The Company commenced and completed the offering for 750,000 shares of its common stock, pursuant to the managing underwriters' exercise of the over-allotment option, on July 9, 2001, at $10.00 per share, at which time the offering terminated. The initial public offering resulted in aggregate gross proceeds of $57,500,000, $4,025,000 of which was applied to the underwriting discount and approximately $1,921,000 of which was applied to related expenses. As a result, the Company realized approximately $51,554,000 after offering expenses. To date, the Company has not used any of the net proceeds of the IPO. Following the completion of the Company's IPO, all series of the Company's issued and outstanding preferred stock, par value $0.01, converted automatically into 12,731,446 shares of our common stock with a par value of $0.01 per share.

Item 6. Selected Financial Data

        The following selected financial data presented below are derived from our consolidated financial statements. The selected financial data should be read in conjunction with our financial statements and notes related to those statements, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Year ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue:
Product	$12,991	$12,893	$15,356	$36,281	$34,822
Licensing	6,053	1,440	—	—	—
Royalty	3,446	10	—	—	—

	22,490	14,343	15,356	36,281	34,822

Cost of net revenue:
Product	5,776	5,388	10,062	31,892	29,510
Licensing	633	517	—	—	—

	6,409	5,905	10,062	31,892	29,510

Gross profit	16,081	8,438	5,294	4,389	5,312

Operating expenses:
Research and development	4,420	3,341	3,110	4,224	3,596
Selling, general and administrative	4,686	3,523	2,388	2,842	3,225
Stock-based compensation charge	1,435	1,085	107	—	—

Total operating expenses	10,541	7,949	5,605	7,066	6,821

Income (loss) from operations	5,540	489	(311)	(2,677)	(1,509)
Interest expense	—	—	—	(294)	(1,030)
Interest and other income	1,818	1,149	520	649	523

Income (loss) before income taxes	7,358	1,638	209	(2,322)	(2,016)
Provision for income taxes	(367)	(308)	(67)	—	—

Net income (loss)	$6,991	$1,330	$142	$(2,322)	$(2,016)

Net income (loss) per share—basic	$0.35	$0.13	$0.01	$(0.24)	$(0.22)

—diluted	$0.25	$0.05	$0.01	$(0.24)	$(0.22)

Shares used in computing net income (loss) per share
—basic	19,709	10,013	9,727	9,626	9,323
—diluted	28,390	25,624	23,320	9,626	9,323
* Allocation of stock-based compensation to operating expenses:
Research and development	$781	$574	$56	—	—
Selling, general and administrative	654	511	51	—	—

	$1,435	$1,085	$107	$—	$—

	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$84,293	$23,397	$12,720	$9,750	$9,091
Working capital	82,343	20,733	11,908	11,387	3,677
Total assets	89,461	29,798	16,481	17,932	49,408
Deferred revenue	3,283	5,973	2,045	—	—
Current portion of notes payable	—	—	—	—	7,773
Notes payable, long-term	—	—	—	—	22,540
Mandatorily redeemable convertible preferred stock	—	35,591	30,391	30,391	22,330
Stockholders' equity (deficit)	84,104	(13,852)	(17,666)	(18,001)	(15,903)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

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

        Until the second quarter of 2001, almost all of our revenue was generated by product sales of memory chips from four product lines, 1T-SRAM, MDRAM, MCACHE and SGRAM. Sales of our memory chips peaked at $36.3 million in 1998. We achieved profitability in the fourth quarter of 1997 and the first quarter of 1998. In the second quarter of 1998, unit prices and shipments into the personal computer market declined dramatically. At that time we decided that the combination of strong competition for personal computer memory chips, volatile pricing and low margins would limit the profitability of chip sales in the long run. Consequently, using elements of our existing memory technology as a foundation, we completed the development of our 1T-SRAM technology in the fourth quarter of 1998 and changed our primary focus to licensing this memory technology.

        Also in 1998, we completed development of our first memory chips incorporating our 1T-SRAM technology and changed our marketing strategy for memory chips to focus on selling 1T-SRAM memory chips to customers in the communications equipment business. At the same time, we began to phase out our three other product lines. We ceased shipping MCACHE in early 1999. By the end of the second quarter of 2000, we had ceased production of MDRAM chips, which we presently sell in limited amounts from remaining inventory. We presently ship SGRAM chips in low volumes from remaining inventory only to support small orders from existing customers. Consequently, we anticipate that virtually all of our future product revenue will derive from sales of 1T-SRAM memory chips, which represented 91% of product revenue in 2001.

        After changing our business model, we signed our first license agreement related to 1T-SRAM technology at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technology for the first time in the first quarter of 2000. As of December 31, 2001, we had signed agreements related to our 1T-SRAM technology with 26 companies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee's use of our 1T-SRAM technology, to run from 18 to 24 months.

        In July 2001, we completed the sale of a total of 5,750,000 shares of common stock at $10 per share in our initial public offering. We realized total net proceeds of approximately $51.6 million from the offering. We have had a limited operating history and incurred net losses in every year of operation until 1999.

        We believe that quarterly and annual results of operations will be affected by a variety of factors that could materially and adversely affect revenue, gross profit and income from operations. Accordingly, and in light of our limited operating history under our new business model, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance.

        Revenue.    We generate three types of revenue: licensing, royalty and product revenue. Prior to 2001, almost all of our revenue was product revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of total revenue has declined each quarter while the percentage of our license and royalty revenues has grown each quarter. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. We anticipate this trend will continue in 2002. Currently, we anticipate further decline in product revenue in 2002 and increases in licensing and royalty revenues, which will represent an increasing proportion of our total revenue in 2002. Our future revenue results are subject to a number of factors, however, particularly those described in Part I., Item I, "Business—Risk Factors".

        Our licensing revenue consists of fees for providing circuit design, layout and design verification support to a licensee that is embedding our memory technology into its product. For some licensees, we also provide engineering support services to assist commencement of production of their products. We recognized licensing revenue for the first time in the first quarter of 2000. Licensing fees range from several hundred thousand dollars to several million dollars, depending on the scope and complexity of the development project, the licensee's rights and the royalty to be paid under the agreement. The licensee generally pays licensing fees in installments at the beginning of the license and upon achieving certain milestones. All contracts entered into to date require us to meet performance specifications. For contracts involving performance specifications that we have not met and we do not have the historical experience to reasonably estimate the costs, we defer the recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue using the completed contract method. However, if the contracts involve performance specifications that we have significant experience in meeting and the cost of contract can be reasonably estimated, we recognize revenue over the period in which the contract services are performed using the percentage of completion method. Labor costs incurred are used as a measure of progress towards completion. Fees collected prior to revenue recognition are recorded as deferred contract revenue.

        Each licensing agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the amount of licensing fees to be paid, the anticipated volume of the licensee's sales of products that utilize our technology and the cost savings to be achieved by the licensee when using our technology. Our agreements require licensees to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee's report. We recorded our first royalty revenue in the quarter ended December 31, 2000.

        We anticipate that licensing revenue will fluctuate from period to period and that it will be difficult to predict the timing and magnitude of such revenue. Our license agreements involve long sales cycles, which make it difficult to predict the timing of signing agreements. These agreements are also associated with lengthy and complicated engineering development projects, and so the completion of development and commencement of production may be difficult for us to predict. We believe that the amount of licensing revenues for any period is not necessarily indicative of results for any future period.

        The timing and level of royalties will likewise be difficult to predict because they are totally dependent on the licensees' ability to market, produce and ship product that incorporates our technology. Under our licensing business model, our future revenue will be tied to royalties on the production and sale of our licensees' products. Many of these products are consumer products, such as electronic games, for which demand is seasonal and generally highest in the fourth quarter, which we would report in the first quarter of the following year. For a discussion of factors that could contribute to the fluctuation of our revenues, please see Part I., Item 1,"Business—Risk Factors—Our lengthy licensing cycle and our licensees' lengthy development cycles will make the operating results of our licensing business difficult to predict."

        Product sales are typically on a purchase-order basis, with shipment of product from one to six months later. Provisions for estimated returns and to a lesser degree potential warranty liability are recorded at the time revenue is recognized.

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

        The semiconductor industry is currently experiencing a difficult economic environment and downturn. Most of our memory chip sales are made to communications equipment manufacturers, which experienced a sharp economic downturn in 2001. We have limited visibility of our customer's chip requirements in 2002 and anticipate further declines in product revenue.

        A few customers account for a significant percentage of our total revenue. For the year ended December 31, 2001, our two largest customers, Cisco Systems, Inc. and NEC represented 21.7% and 18.6% of total revenue, respectively. In 2000, our largest customer was Cisco Systems, which represented 26.2% of our total revenue for the year. No other customer accounted for more than 10% of our revenue that year. In 1999, our two largest customers, ETMA Corporation and Maxtek Technology Company, Ltd., represented 16.4% and 10.9% of our total revenue, respectively. For information regarding revenues received by us in 2001, 2000 and 1999 from customers residing in the United States or residing in a foreign country, please refer to note 8, "Segment Information," of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars.

        Cost of Revenue.    Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

        Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technology. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee's integrated circuit and may include engineering support to assist in the commencement of production of a licensee's products. If licensing revenue is recognized using percentage of completion method, the associated cost of licensing revenue is recognized in the period the engineering expense is incurred. If licensing revenue is recognized using completed contract method and to the extent that the amount of engineering costs does not exceed the amount of the related licensing revenues, these costs are deferred on a contract-by-contract basis from the time we have established technological feasibility of the product to be developed under the license. Technological feasibility is established when we have completed all of the activities necessary to demonstrate that the licensee's product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized. There are no reported costs associated with royalty revenue.

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

        Since changing our business model in 1998, we have devoted our research and development efforts primarily to developing the 1T-SRAM technology and related licensing activities. Some of these efforts have been directly related to projects specified in various license agreements we have with the early adopters of our memory technology. Research and development expenses can also include development and design of variations of the 1T-SRAM technology for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technical feasibility of embedding our memory designs in the licensees' products.

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

Lease Commitments and Off Balance Sheet Financing

        The Company leases its corporate headquarters and is obligated to make future minimum lease payments of $818,000, $859,000, $902,000 and $462,000, in 2002, 2003, 2004, and 2005 respectively. The Company has no off balance sheet financing.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions.

        We believe that our revenue recognition and inventory valuation accounting policies are affected by estimates and judgments in the following manner:

        Revenue.    If a licensing contract involves performance specifications that we have significant experience in meeting, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known.

        Inventory.    We state inventories at the lower of cost, determined using the first-in, first-out method, or market. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any revaluation of inventory in reported income for the period in which the facts giving rise to the inventory revaluation become known.

Results of Operations

        The table set forth below shows our results of operations for the past three years, expressed as a percentage of revenue.

	Year ended December 31,
	2001	2000	1999
Net revenue:
Product	57.8%	89.9%	100.0%
Licensing.	26.9	10.0	—
Royalty	15.3	0.1	—

	100.0	100.0	100.0
Cost of net revenue:
Product	25.7	37.6	65.5
Licensing	2.8	3.6	—

	28.5	41.2	65.5

Gross profit	71.5	58.8	34.5

Operating expenses:
Research and development	19.7	23.2	20.3
Selling, general and administrative	20.8	24.6	15.5
Stock-based compensation charge	6.4	7.6	0.7

Total operating expenses	46.9	55.4	36.5

Income (loss) from operations	24.6	3.4	(2.0)
Interest and other income	8.1	8.0	3.4
Provision for income taxes	(1.6)	(2.1)	(0.4)

Net income	31.1%	9.3%	1.0%

Years Ended December 31, 2001, 2000 and 1999

        Revenue.    In 2001, total revenue increased 57% over the previous year to $22.5 million due to the strong growth of our licensing revenue, which increased to $6.1 million and our royalty revenue, which increased to $3.4 million. Most of the 2001 licensing and royalty revenue consisted of our engineering activities associated with NEC's development of chips for the Nintendo Gamecube video game console and royalties earned from the subsequent production of Gamecube chips incorporating our 1T-SRAM technology. Gamecube-related revenue represented 22.9% of total revenue in 2001. We also earned licensing revenue from a number of smaller development projects for other licensees, and royalty revenue from communication chips manufactured by Broadcom and Galileo. Revenue decreased from $15.4 million in 1999 to $14.3 million in 2000 primarily because sales of SGRAM memory chips declined substantially as we continued our phase-out of this product. The decline was largely offset in 2000 by a $6.1 million increase in the sale of 1T-SRAM memory chips and the recognition of our first 1T-SRAM technology licensing revenue, which totaled $1.4 million.

        During the three-year period 2001, 2000 and 1999 product sales were $13.0 million, $12.9 million and $15.4 million, respectively. Sales of memory chips represented all our revenue in 1999 but declined to 89.9% of 2000 revenue and 57.8% of 2001 revenue as we shifted our primary focus from product sales to the licensing of our 1T-SRAM technology. Also during the same three-year period, sales of memory chips based on our 1T-SRAM technology were $11.8 million in 2001, $9.9 million in 2000 and $3.8 million in 1999. The increase in 1T-SRAM chip revenue occurred as we phased out the SGRAM and MDRAM product lines and focused our product sales and marketing on manufacturers of communications equipment.

        While product revenue increased slightly in 2001 compared to 2000, we have recorded significant declines in quarterly product revenue during 2001 because of the weakness in the communications equipment market, which is our primary market for memory chips. We expect additional declines in product revenue in 2002 and do not anticipate increases until there is a recovery in the communication equipment sector of the economy.

        Gross Profit.    In 2001, gross profit increased to $16.1 million due to strong growth of licensing and royalty revenues, which contributed $8.9 million to gross profit for the year. Gross profit as a percentage of total revenue increased to 71.5% in 2001 due to the significantly higher proportion of licensing and royalty revenues, which have much higher gross profit margins than product revenues. In 2001, licensing gross profit as a percentage of licensing revenue was 90% and royalty gross profit as a percentage of royalty revenue was 100%. Gross profit increased from $5.3 million in 1999 to $8.4 million in 2000 primarily due to our decision to shift our focus to the sale of 1T-SRAM memory chips to communications equipment manufacturers. This resulted in lower unit shipments of memory chips but higher selling prices and gross margins than we had realized from sales of our other memory chip products. In addition, in 2000, we recognized licensing and royalty revenue for the first time, which contributed $933,000 to gross profit for the year. Also, gross profit increased as a percentage of revenue, growing from 34.5% in 1999 to 58.8% in 2000 mainly due to the higher proportion of the 1T-SRAM memory chip sales, which have had higher gross margins than the MDRAM and SGRAM memory chips that dominated sales in prior periods.

        Research and Development.    In 2001, research and development expense increased to $4.4 million due to additions to the engineering staff, and expanded engineering support to our licensing activities. In addition, we established an engineering design center in Seoul, Korea in June 2001. Engineering expense incurred in 2001 and recorded as cost of license revenue was $597,000. Research and development expense increased to $3.3 million in 2000 from $3.1 million in 1999 as we added staff to support continued development of the 1T-SRAM technology and our expanding licensing activities. We recorded approximately $333,000 of engineering expense, incurred in 2000, as cost of license revenue.

        Selling, General and Administrative.    In 2001, selling, general and administrative expense increased to $4.7 million. This increase reflected the addition of administrative, sales and marketing staff and the expansion of intellectual property marketing activities. Selling, general and administrative expense increased to $3.5 million in 2000 from $2.4 million in 1999 due primarily to expansion of our sales and marketing activities in selling memory chips and licensing our technology. In addition, our rent and facility expense increased with our July 2000 move into additional space in our existing headquarters building. Selling, general and administrative expense in 1999 included bad debt expense of $161,000. Of this amount, $143,000 was attributable to one customer that filed for bankruptcy

        Interest Income and Interest Expense.    Interest income reflects interest earned on average cash, cash equivalents and short-term investments. Interest income was $1.8 million, $1.2 million, and $520,000 in 2001, 2000 and 1999, respectively. The fluctuation in interest income levels corresponds to differences in average cash balances for the periods and the interest rates, which declined significantly in 2001. In 2001, interest income increased due to higher average cash balances, which included proceeds from our July 2001 initial public offering, and was partially offset by a decline in interest rates. Interest income in 2000 was more than double that of 1999 due primarily to cash received from a preferred stock financing of $5.2 million in May 2000 and the receipt of $5.2 million of contract fee payments during 2000. We incurred no interest expense in 2001, 2000 or 1999.

        Deferred stock-based compensation cost to employees.    During the years ended December 31, 2001, 2000 and 1999, the Company recorded deferred compensation of approximately $1.5 million, $2.4 million and $828,000, respectively.

        Provision for Income Taxes.    Provisions for income taxes of approximately $367,000, $308,000 and $67,000 were recorded in 2001, 2000 and 1999, respectively. At December 31, 2001, we had net operating loss carry-forwards of approximately $3,000,000 and approximately $2,000,000 for federal and state tax purposes, respectively, that we expect to be available to reduce future income tax liabilities to the extent permitted under federal and applicable state income tax laws. Those net operating losses are subject to an annual limitation of approximately $774,000 pursuant to Section 382 of the Internal Revenue Code. Those net operating loss carry-forwards expire from 2002 to 2020. In 2002, we anticipate that our effective income tax rate will be less than the full corporate tax rate but higher than last year for financial reporting purposes.

Liquidity and Capital Resources

        As of December 31, 2001, we had cash and cash equivalents of $47.4 million and short-term investments of $36.9 million. As of the same date, the Company had total working capital of $82.3 million. In July 2001, the Company completed the sale of a total of 5,750,000 shares of common stock in its initial public offering. The Company realized total net proceeds of approximately $51.6 million upon the close of the IPO. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales has lessened the volatility of our business and generally have enabled us to steadily improve our cash position.

        Net cash provided by operating activities was $8.4 million, $4.7 million and $3.6 million for the years ended 2001, 2000, and 1999, respectively. In 2001, net cash provided by operating activities was $8.4 million, which resulted principally from net profit of $7.0 million, a non-cash charge of $1.4 million for stock based compensation, reduction of accounts receivable of $1.3 million offset by $2.7 million decrease in deferred revenue. The reduction in deferred revenue in 2001 resulted from recognizing more licensing and pre-paid royalty revenues than additional license fees collected from our customers. In 2001, license fees of $5.0 million were received from our customers. Net cash provided by operating activities in 2000 resulted principally from a net profit of $1.3 million and a non-cash charge of $1.1 million for stock based compensation. In addition, in 2000 we were paid license fees of $5.2 million, which were recorded as deferred revenue and which were partially offset by the recognition of $1.4 million of license revenue. Cash generated by operations in 2000 was offset by an inventory increase of $1.1 million. Net cash provided by operating activities in 1999 consisted of reductions of accounts receivable and inventory in the amounts of $1.0 million and $3.4 million, respectively. In addition, we collected $2.0 million in contract fees in 1999 and recorded them as deferred revenue. Cash generated from operations in 1999 was offset by the decline in accounts payable of $3.8 million, primarily because we reduced our inventory purchases.

        Net cash used in investing activities was approximately $38.4 million, $659,000 and $726,000 for the years ended 2001, 2000 and 1999, respectively. Investing activities have consisted mainly of engineering design software purchases and the increase in 2001 resulted primarily from the establishment of our engineering design center in Korea. In addition, in 2001, we had activities in investing in short-term marketable securities of $36.9 million, net.

        Net cash provided by financing activities were $54.0 million, $6.6 million and $65,000 in for the years ended 2001, 2000 and 1999. In 2001, we received total net proceeds of $51.6 million upon the close of our IPO in July. In addition, $2.0 million was received from the exercise of warrants and common stock options. In 2000, $5.2 million was received from the sale of redeemable convertible preferred stock and $1.4 million was received from the exercise of common stock options and a warrant.

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

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. To date, we have not had any business combination transactions.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We do not currently have goodwill or other intangible assets.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on our financial statements.

Item 7A. Quantitative and Qualitative Discussion of Market Interest Rate Risk

        Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. Our primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. These securities, which approximate $61,876,000 as of December 31, 2001, and have an average interest rate of approximately 2.95%, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Item 8. Financial Statements and Supplementary Data

        Reference is made to the financial statements listed under the heading (a) (1) Financial Statements and Report of Ernst & Young LLP of Item 14, which financial statements are incorporated by reference in response to this Item 8.

Quarterly Results of Operations

        The following tables set forth unaudited results of operations data for the eight quarters ended December 31, 2001. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Dec. 31, 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sep. 30, 2000	June 30, 2000	Mar. 31, 2000
Net revenue:
Product	$3,186	$2,746	$3,151	$3,908	$4,665	$4,200	$2,311	$1,717
Licensing.	1,666	1,919	1,949	519	638	342	400	60
Royalty	1,895	1,117	301	133	10	—	—	—

	6,747	5,782	5,401	4,560	5,313	4,542	2,711	1,777

Cost of net revenue:
Product	1,538	1,273	1,256	1,709	1,791	1,645	1,191	761
Licensing	186	208	91	148	132	118	225	42

	1,724	1,481	1,347	1,857	1,923	1,763	1,416	803

Gross profit	5,023	4,301	4,054	2,703	3,390	2,779	1,295	974

Research and development	1,202	1,217	1,160	840	903	808	864	766
Selling, general and administrative	1,132	1,236	1,188	1,129	1,183	1,002	666	672
Stock-based compensation charge	263	324	493	357	495	248	235	107

Total operating expenses	2,597	2,777	2,841	2,326	2,581	2,058	1,765	1,545

Income (loss) from operations	2,426	1,524	1,213	377	809	721	(470)	(571)
Interest and other income	492	700	259	367	381	309	297	162
Provision for income taxes	(146)	(111)	(73)	(37)	(219)	(89)	—	—

Net income (loss)	$2,772	$2,113	$1,399	$707	$971	$941	$(173)	$(409)

Net income per share:

Basic	$.09	$.07	$.13	$.07	$.09	$.09	$(.02)	$(.04)

Diluted	$.09	$.07	$.05	$.03	$.04	$.04	$(.02)	$(.04)

Shares used in computing net income per share:

Basic	29,380	28,590	10,600	10,367	10,302	10,031	9,896	9,817

Diluted	31,550	30,554	25,630	25,967	25,892	25,640	9,896	9,817

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On November 16, 2001, we filed Form 8-K to report a change in independent accountants. There were no disagreements with preceding independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Part III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding our directors is incorporated by reference from the Sections titles "Management" and "Section 16 (A) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders. Information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference into this Item 10.

Item 11. Executive Compensation

        The response to this item is incorporated by reference from the Section titles "Executive Compensation", but not from the Sections titled "Executive Compensation—Performance Graph" and "Executive Compensation—Report on Executive Compensation by the Compensation and Management Development Committee of the Board of Directors", in the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The response to this item is incorporated by reference from the Section titled "Share Ownership of Certain Beneficial Owners and Management: in the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

        The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on the Form 8K

(a)
The following documents are filed as part of this report:

(1)
Financial Statements and Report of Ernst & Young LLP Independent Accountants, and report of PricewaterhouseCoopers LLP Independent Accountants which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-22 of this report.

(2)		Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts
(3)		Exhibits
2.1	*	Merger Agreement regarding the Registrant's reincorporation in Delaware
3.1		Not currently in use

3.2		Not currently in use
3.3	*	Restated Certificate of Incorporation of the Registrant
3.4	*	Bylaws of the Registrant
4.1	*	Specimen common stock certificate
4.2	*	Third Amended and Restated Investor Rights Agreement dated September 27, 1997
4.3	*	Rights Agreement
10.1	*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2	*	1992 Stock Option Plan and form of Option Agreement thereunder
10.3	*	1996 Stock Plan and form of Option Agreement thereunder
10.4	*	Form of Restricted Stock Purchase Agreement
10.5	*	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.6	*	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.7	*	Standard Industrial Lease, dated September 24, 1996, between the Registrant and McCandless Properties
10.8	*	First Amendment to Lease, dated June 30, 2000, between the Registrant and McCandless Properties
10.9	*	Agreement between Nintendo Co., Ltd. and the Registrant dated August 31, 1999
10.10	†*	License Agreement between NEC Corporation and the Registrant dated January 31, 1999
10.11	†*	License Agreement between NEC Corporation and the Registrant dated December 17, 1999
10.12	*	Employment Agreement between Registrant and F. Judson Mitchell dated July 17, 2000
21.1		List of subsidiaries
23.1		Consent of Ernst & Young LLP Independent Accountants
23.2		Consent of PricewaterhouseCoopers LLP Independent Accountants
24.1	**	Power of Attorney
*
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).
†		Portions of this exhibit have been omitted pursuant to Order Granting Confidential Treatment Under the Securities Act of 1933 dated June 27, 2001 (Commission File No. 333-43122—CF#10183).
**		Set forth on page 41 of this report.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the    th day of March 2002.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
By:	/s/ Fu-Chieh Hsu Fu-Chieh Hsu Chairman of the Board, President and Chief Executive Officer
By:	/s/ F. JUDSON MITCHELL F. Judson Mitchell Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fu-Chieh Hsu and F. Judson Mitchell, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to his Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FU-CHIEH HSU Fu-Chieh Hsu	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 20, 2002
/s/ F. JUDSON MITCHELL F. Judson Mitchell	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	March 20, 2002
/s/ CARL E. BERG Carl E. Berg	Director	March 20, 2002

/s/ DENNY R. S. KO Denny R. S. Ko	Director	March 20, 2002
/s/ WINGYU LEUNG Wingyu Leung	Director	March 20, 2002
/s/ WEI YEN Wei Yen	Director	March 20, 2002

MONOLITHIC SYSTEM TECHNOLOGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

i

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Monolithic System Technology, Inc.

        We have audited the accompanying consolidated balance sheet of Monolithic System Technology, Inc. as of December 31, 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 2001. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monolithic System Technology, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California
January 17, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Monolithic System Technology, Inc.

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, of stockholders' equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of Monolithic System Technology, Inc. at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) for each of the two years in the period ended December 31, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 26, 2001

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$47,363	$23,397
Short-term investments	36,930	—
Accounts receivable, net	208	1,546
Inventories	1,693	2,145
Prepaid expenses and other current assets	1,506	1,704

Total current assets	87,700	28,792
Property and equipment, net	1,668	950
Other assets	93	56

Total assets	$89,461	$29,798

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$254	$915
Accrued expenses and other liabilities	1,820	1,171
Deferred revenue	3,283	5,973

Total current liabilities	5,357	8,059
Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $0.01 par value; 20,000 shares authorized; 6,582 shares issued and outstanding at December 31, 2000.	—	35,591
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at December 31, 2001 and December 31, 2000	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 29,492 shares and 10,352 shares issued and outstanding at December 31, 2001 and December 31, 2000	295	103
Additional paid-in capital	96,272	6,342
Notes receivable from stockholders	(253)	(408)
Deferred stock-based compensation	(1,406)	(2,078)
Accumulated other comprehensive income	16	—
Accumulated deficit	(10,820)	(17,811)

Total stockholders' equity (deficit)	84,104	(13,852)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)	$89,461	$29,798

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Net revenue:
Product	$12,991	$12,893	$15,356
Licensing	6,053	1,440	—
Royalty	3,446	10	—

	22,490	14,343	15,356

Cost of net revenue:
Product	5,776	5,388	10,062
Licensing	633	517	—

	6,409	5,905	10,062

Gross profit	16,081	8,438	5,294

Operating expenses:
Research and development	4,420	3,341	3,110
Selling, general and administrative	4,686	3,523	2,388
Stock-based compensation expense	1,435	1,085	107

Total operating expenses	10,541	7,949	5,605

Income (loss) from operations	5,540	489	(311)
Interest and other income	1,818	1,149	520

Income before income taxes	7,358	1,638	209
Provision for income taxes	(367)	(308)	(67)

Net income	$6,991	$1,330	$142

Net income per share:
Basic	$0.35	$0.13	$.01

Diluted	$0.25	$0.05	$.01

Shares used in computing net income per share:
Basic	19,709	10,013	9,727
Diluted	28,390	25,624	23,320
Allocation of stock-based compensation to operating expenses:
Research and development	$781	$574	$56
Selling, general and administrative	654	511	$51

	$1,435	$1,085	$107

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock			Notes Receivable from Stockholders
			Additional Paid-In Capital		Deferred Stock-Based Compensation	Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at December 31, 1998	9,697	$97	$1,185	$—	$—	$—	$(19,283)	$(18,001)
Issuance of Common Stock upon exercise of options	107	1	64	—	—	—	—	65
Stock options granted in exchange of services	—	—	21	—	—	—	—	21
Deferred stock-based compensation	—	—	828	—	(828)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	107	—	—	107
Net and comprehensive income	—	—	—	—	—	—	142	142

Balance at December 31, 1999	9,804	98	2,098	—	(721)	—	(19,141)	(17,666)
Issuance of Common Stock upon exercise of options	381	4	720	(408)	—	—	—	316
Issuance of Common Stock upon exercise of warrants	167	1	1,082	—	—	—	—	1,083
Deferred stock-based compensation	—	—	2,442	—	(2,442)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,085	—	—	1,085
Net and comprehensive income	—	—	—	—	—	—	1,330	1,330

Balance at December 31, 2000	10,352	103	6,342	(408)	(2,078)	—	(17,811)	(13,852)
Issuance of Common Stock in initial public offering, net of issuance costs	5,750	58	51,496	—	—	—	—	51,554
Conversion of preferred stock into common stock	12,731	127	35,464	—	—	—	—	35,591
Issuance of Common Stock upon exercise of options	310	3	784	—	—	—	—	787
Issuance of Common Stock upon exercise of warrants	349	4	1,423	(277)	—	—	—	1,150
Repayment of note issued to stockholder	—	—	—	432	—	—	—	432
Deferred stock-based compensation	—	—	1,464	—	(1,464)	—	—	—
Amortization of deferred stock-based compensation and other change in employee status	—	—	(701)	—	2,136	—	—	1,435
Other comprehensive income—unrealized gain on available-for-sale investments	—	—	—	—	—	16	—	16
Net Income	—	—	—	—	—	—	6,991	6,991

Comprehensive income	—	—	—	—	—	—	—	7,007

Balance at December 31, 2001	29,492	$295	$96,272	$(253)	$(1,406)	$16	$(10,820)	$84,104

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$6,991	$1,330	$142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	811	487	901
Issuance of stock options for services	—	—	21
Amortization of deferred stock-based compensation	1,435	1,085	107
Interest income on notes receivable from stockholder	(38)	—	—
Changes in current assets and liabilities:
Accounts receivable	1,338	45	1,063
Inventories	452	(1,096)	3,393
Prepaid expenses and other assets	161	(1,417)	(210)
Deferred revenue	(2,690)	3,928	2,045
Accounts payable	(661)	268	(3,837)
Accrued expenses and other liabilities	649	107	6

Net cash provided by operating activities	8,448	4,737	3,631

Cash flows from investing activities:
Purchase of property and equipment	(1,529)	(659)	(726)
Purchase of available-for-sale investments	(44,414)	—	—
Proceeds from maturity of available-for-sale investments	7,500	—	—

Net cash used in investing activities	(38,443)	(659)	(726)

Cash flows from financing activities:
Repayment of notes receivable from stockholder	432	—	—
Proceeds from issuance of redeemable convertible preferred stock	—	5,200	—
Proceeds from issuance of common stock upon exercise of options	787	316	65
Proceeds from exercise of common stock warrants	1,188	1,083	—
Net proceeds from initial public offering of common stock	51,554	—	—

Net cash provided by financing activities	53,961	6,599	65

Net increase in cash and cash equivalents	23,966	10,677	2,970
Cash and cash equivalents at beginning of period	23,397	12,720	9,750

Cash and cash equivalents at end of period	$47,363	$23,397	$12,720

Supplemental disclosure:
Cash paid for income taxes	$110	$—	$—
Conversion of preferred stock to common stock	$35,591	$—	$—

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies:

The Company

        Monolithic System Technology, Inc. (the "Company") was incorporated in California on September 16, 1991 to design, develop and market high performance semiconductor memory products and technologies used by the semiconductor industry and electronic product manufacturers. On September 12, 2000, the stockholders approved the Company's reincorporation in Delaware.

        The Company has developed an innovative embedded-memory technology, called 1T-SRAM, which the Company licenses on a non-exclusive and worldwide basis to semiconductor companies and electronic product manufacturers. From its inception in 1991 through 1998, the Company focused primarily on the sale of stand-alone memory products. In the fourth quarter of 1998, the Company changed the emphasis of its business model to focus primarily on the licensing of its 1T-SRAM technology.

        The Company closed the sale of a total of 5,750,000 shares of common stock in July 2001 in an initial public offering ("IPO") at a price of $10.00 per share. The Company realized total net proceeds of approximately $51.6 million upon the close of the IPO.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Reporting periods

        Prior to 2001, the Company operated and reported financial results on a 52-53 week fiscal year. In 2001, the Company changed to a calendar fiscal year. In 1999, 2000, and 2001, the fiscal years ended on January 2, 2000, December 31, 2000 and December 31, 2001, respectively. The impact of this change is immaterial. For convenience, the Company has presented its fiscal year as ending on December 31 for all periods.

Use of estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

        Estimates are made by management when accounting for licensing revenue using the percentage of completion method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known.

        We state inventories at the lower of cost, determined using the first-in, first-out method, or market. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any revaluation of inventory in reported income for the period in which the facts giving rise to the inventory revaluation become known.

Foreign Currency Translation

        The functional currency of the Company's foreign branch is the U.S. dollar. Accordingly, the financial statements of this branch, which is maintained in the local currency, is remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollar were not material for any period presented and are included in the consolidated statements of operations.

Cash Equivalents and Short-term Investments

        The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date as all investments are classified as available-for-sale and can be readily liquidated to meet current operational needs.

        The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase. The Company's short-term investments are carried at fair value, based on quoted market prices, with the unrealized holding gains and losses reported in stockholders' equity. Realized gains and losses and declines in the value judged to be other-than-temporary are included in interest income. The cost of securities sold is based on the specific identification method. All securities have maturities of one year or less.

Inventories

        Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

Property and equipment

        Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, generally three years.

        The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. No losses from impairment have been identified or recognized in the financial statements.

Capitalized software

        Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1, the Company capitalized certain internal use software totaling $2,006,000, $1,622,000 and $1,369,000 in the years ended December 31, 2001, 2000 and 1999, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and approximates three years. The accumulated depreciation of capitalized costs was $1,480,000, $1,271,000, and $1,078,000, respectively as of December 31, 2001, 2000 and 1999. Depreciation expense was $209,000, $193,000 and $408,000, respectively for the years ended December 2001, 2000 and 1999.

Revenue recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

        Revenue from product sales is recognized upon shipment to customers. The terms of all product sales are FOB shipping point. The Company's sales agreements do not provide for any customer acceptance provisions. The Company has no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer support or add additional products or enhancement. Upon shipment, the Company records reserves for estimated returns. There are no rights of return unless the product does not perform according to specifications. Provisions for estimated returns, and to a lesser degree potential warranty liability, are recorded when revenue is recognized.

        Licensing revenue consists of fees paid for engineering development and engineering support services. All contracts entered into to date require that the Company meet performance specifications. For contracts involving performance specifications that the Company has not met, the Company defers the recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognizes this revenue using the completed contract method. However, if the contracts involve performance specifications that the Company has significant experience in meeting and the cost of contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed using the percentage of completion method. Labor costs incurred are used as a measure of progress towards completion. Fees collected prior to revenue recognition are recorded as deferred contract revenue.

        Licensing contracts provide also for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company's technology after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee's report.

Cost of revenue

        Cost of product revenue consists primarily of costs associated with the manufacture, assembly and test of the Company's memory chips by independent, third-party contractors.

        Cost of licensing revenue consists primarily of engineering costs directly related to development projects specified in contracts the Company has with licensees of its memory technology. For contracts involving performance specifications that the Company has not previously met, and to the extent the amount of engineering costs does not exceed the amount of the related contract revenue, engineering costs are deferred on a contract-by-contract basis once the Company has established technological feasibility of the product to be developed under the contract. Prior to this, the Company records these costs as research and development expenses. Technological feasibility occurs when the Company has completed all of the activities necessary to establish that the licensee's product can be produced to meet the performance specifications when incorporating the Company's technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized under the completed contract method. For contracts involving performance specifications the Company previously met and where the Company can reasonably estimate the development project cost, the Company charges engineering costs to cost of licensing revenue when the engineering cost is incurred.

Research and development

        Research and development costs are expensed as incurred.

Stock-based compensation

        The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company's stock on the date of grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provision of SFAS No. 123 and Emerging Issues Task Force 96-18. Deferred stock-based compensation is being amortized using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28 ("FIN No. 28") over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award compared to the straight line method.

Net income per share

        Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants and common stock issuable upon conversion of redeemable convertible preferred stock.

Income taxes

        The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

Comprehensive income

        Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") requires the Company to display comprehensive income and its components as part of the financial statements. Comprehensive income includes certain changes in equity that are excluded from net income. The Company's only component of comprehensive income is unrealized gains and losses on short-term investments for the year ended December 31, 2001. The Company had no comprehensive income other than net income in the year ended December 31, 1999 and 2000. Other comprehensive income was $16,000 for the year ended December 31, 2001.

Segment reporting

        Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The Company operates in one segment, using one measurement of profitability for its business. The Company has sales outside the United States which are described in Note 8. All long-lived assets are maintained in the United States.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

Note 2—Details of Balance Sheet Components (in thousands): (Continued)

	December 31,
	2001	2000
Cash and cash equivalents:
Cash	$22,417	$2,019
Commercial and US government agencies paper	24,946	21,378

	$47,363	$23,397

Short-term investments:
US government debt securities	$17,502	$—
Commercial paper	6,473	—
Corporate notes	8,249	—
Market auction preferred securities	2,603	—
Foreign debt securities	2,103	—

Short-term investments	$36,930	$—

Accounts receivable:
Trade accounts receivable	$408	$1,746
Less: Allowance for doubtful accounts	(200)	(200)

	$208	$1,546

Inventories:
Work-in-progress	$1,297	$1,698
Finished goods	396	447

	$1,693	$2,145

Prepaid expenses and other current costs:
Deferred costs of revenue	$661	$90
Deferred initial public offering costs	—	1,139
Prepaid expenses and other assets	845	475

	$1,506	$1,704

Property and equipment:
Equipment, furniture and fixtures	$3,371	$2,423
Software	2,006	1,622

	5,377	4,045
Less: Accumulated depreciation	(3,709)	(3,095)

	$1,668	$950

Accrued expenses and other liabilities:
Warranty reserve	$55	$155
Accrued wages and employee benefits	649	311
Assembly costs	25	135
Professional fees	180	71
Deferred rent	266	104
Income taxes payable	458	172
Other	187	223

	$1,820	$1,171

Note 3—Income Taxes:

        The provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current portion:
U.S. federal	$261	$307	$65
State	106	1	2

	$367	$308	$67

        No deferred provision or benefit for income taxes has been recorded as the Company is in a net deferred tax asset position for which a full valuation allowance has been provided due to the uncertainty as to the realization.

        Deferred tax assets consist of the following (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Federal and state loss carryforwards	$1,168	$3,048
Inventory	752	332
Reserves and accruals	680	365
Deferred revenue	920	388
Depreciation and amortization	203	281
Research and development credit carryforwards	1,050	1,666

	4,773	6,080
Less: Valuation allowance	(4,773)	(6,080)

Net deferred tax asset	$—	$—

        The valuation allowance decreased by $1,307,000 and $674,000, during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $3,000,000 and approximately $2,000,000 for federal and state income tax purposes, respectively. These losses are available to reduce taxable income and expire from 2002 through 2021. The Company also had federal and state research and development tax credit carryforwards of approximately $850,000 and $170,000, respectively. In addition, the Company had manufacturing investment credits of approximately $125,000. These credits will expire in the years 2002 through 2021. Because of certain changes in the ownership of the Company in December 1996, there is an annual limitation of approximately $774,000 on the use of approximately $2,883,000 of the federal net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code.

        A reconciliation of income taxes provided at the federal statutory rate (35% in 2001, 2000 and 1999) to actual income tax expense follows:

	2001	2000	1999
	(in thousands)
Income tax provision computed at federal statutory rate	$2,575	$573	$73
Utilization of NOL's and tax credits	(2,575)	(573)	(73)
Alternative minimum taxes	367	308	67

	$367	$308	$67

Note 4—Net Income Per Share:

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net income	$6,991	$1,330	$142
Denominator:
Shares used in computing net income per share:
Basic	19,709	10,013	9,727
Employee stock options and unvested common stock outstanding	1,581	1,686	1,512
Warrants	734	1,194	—
Preferred stock	6,366	12,731	12,081
Diluted	28,390	25,624	23,320
Net income per share:
Basic	$0.35	$0.13	$0.01
Diluted	$0.25	$0.05	$0.01

Note 5—Mandatorily Redeemable Preferred Stock:

Conversion

        In connection with our initial public offering in July 2001, all issued Preferred Stock automatically converted into an aggregate of 12,731,000 shares of the Company's common stock. As of December 31, 2001 there were no preferred shares outstanding.

Note 6—Stockholders' Equity (Deficit):

Common Stock Warrants

        The following table summarizes the activity of outstanding warrants (in thousands, except per share amounts):

	Common Stock under Warrants	Exercise Price per Share
Outstanding at December 31, 1999	3,482	$5.50-$8.50
Exercised warrant	(167)	$6.50

Outstanding at December 31, 2000	3,315	$5.50-$8.50
Exercised warrants, granted to Series F and Series F-1 Preferred stockholders and Dell Computer	(349)	$0-$5.50
Expired warrants, previously granted to Series F and Series F-1 Preferred stockholders and Dell Computer	(1,766)	$5.50-$8.50

Outstanding and exercisable at December 31, 2001	1,200	$6.50

        The following assumptions were applied when estimating the fair value of the above warrants using the Black-Scholes option pricing model: dividend yield of 0%, risk-free interest rate of 5.45%-5.84%, contractual terms of 3.5 years to 4.25 years and volatility of 40%-60%. The fair market values of common stock underlying the above warrants ranged from $1.00 to $2.00 on dates of issuance. In June 2001, the Company issued 90,000 shares of common stock to Dell Computer upon their cashless exercise of the warrant to purchase 600,000 shares of common stock. This warrant had an exercise price of $8.50 per share and was exercised on a net basis at a fair value of $10.00 per share of common stock, an amount that approximated the initial public offering price in July 2001. In April 2001, the Company issued 259,000 shares of common stock pursuant to the exercise of warrants to purchase 1,515,000 shares of common stock at $5.50 per share, and the balance of the warrants after the purchase of 1,256,000 shares expired without exercise.

        The following table summarizes the outstanding warrants as of December 31, 2001 (in thousands, except per share amounts):

Description of Warrants	Issuance Date	Common Stock under Warrants	Exercise Price per Share	Fair Market Value of the Warrant at Issuance Date	Expiration Date
Warrant issued to a foundry in connection with termination of a capacity agreement	August 1998	1,200	$6.50	$127	November 2002

Total outstanding and exercisable at December 31, 2001		1,200

        In conjunction with a series of agreements signed with TSMC, the foundry used by the Company to manufacture its stand alone memory chips, the Company has issued 1,200,000 warrants at the price of $6.50 per share. The fair value of the warrant was determined to be $127,000 based on the Black-Scholes method. The warrant was expensed in 1998.

        In March 1999, the Company entered into a development and promotion agreement with TSMC. This agreement required the Company to develop a demonstration macro for TSMC's 0.25-micron standard logic process. The Company completed its obligations under this agreement in the first quarter of 2000. In January 2000, the Company announced a joint agreement with TSMC and Virage Logic to develop 1T-SRAM compilers for TSMC's 0.18-micron and 0.15-micron standard logic processes. Under this agreement, compilers may be licensed, which enable the Company's licensees and their customers to automatically generate and configure 1T-SRAM designs. In April 2001, the Company announced an agreement with TSMC to deliver two new high-density technologies in their most advanced silicon. As part of the April 2001 agreement, TSMC licensed the Company's technology thus expanding its in-house design capability and providing jointly customized memory micro design services to its customers.

        In addition to the above agreements, the Company paid TSMC $3.8 million, $5.3 million and 7.8 million in fiscal 2001, 2000 and 1999, respectively, for the purchase of wafers in connection with the Company's manufacture and sale of 1T-SRAM memory chips.

Common Stock Option Plans

        The 1992 Stock Option Plan (the "1992 Plan") authorizes the board of directors to grant incentive stock options and nonqualified stock options to employees, directors and consultants for up to 3,300,000 shares of common stock. Under the 1992 Plan, incentive stock options are to be granted at a price not less than 100% of the fair value of the stock at the date of grant, as determined by the board of directors. Nonqualified stock options are to be granted at a price not less than 85% of the fair value of the stock at the date of grant, as determined by the board of directors. Options generally vest over a four-year period and are exercisable for a maximum period of ten years after the date of grant. The 1992 Plan was terminated in 1996, and no further options were granted under the plan.

        In 1996, the Company adopted the 1996 Stock Plan (the "1996 Plan") which authorizes the board of directors to grant incentive stock options and nonqualified stock options to employees, directors and consultants for up to 2,500,000 shares of common stock. The option terms under the 1996 Plan are substantially the same as the 1992 Plan except that options granted under the 1996 Plan may be exercised immediately. Common Stock purchased pursuant to the exercise of an unvested option is subject to re-purchase by the Company, at the exercise price, under certain conditions. There were no shares of common stock subject to repurchase at 1998 and 1999. There were 50,000 shares of common stock subject to repurchase at December 31, 2000. Options generally vest over a four-year period and are exercisable for a maximum period of ten years after the date of grant. In March 1997, the Company canceled 918,500 options representing all unexercised options with exercise prices greater than $1.00, and immediately reissued the options with an exercise price of $1.00.

        The Company's 2000 employee stock option plan (the "2000 plan") was adopted in October 2000 in connection with the Company's reincorporation in the state of Delaware.

        A total of 5,000,000 shares of common stock have been reserved for issuance under the 2000 plan. In addition, the 2000 plan provides for an annual increase in the number of shares reserved under the plan on January 1 of each year beginning in 2001, equal to the lesser of 500,000 shares, two percent of the Company's outstanding shares of common stock on such date or a lesser amount determined by the board of directors.

        The term of options granted under the 2000 plan may not exceed ten years. The term of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company's stock may not exceed five years. Generally, 25% of the options granted under the 2000 plan will vest and become exercisable on the first anniversary of the date of grant, and 1/48th of the options will vest and become exercisable each month thereafter.

        The exercise price of incentive stock options granted under the 2000 plan must be at least equal to the fair market value of the shares on the date of grant. The exercise price of nonstatutory stock options granted under the 2000 plan will be determined by the board of directors, but in no event will be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of any incentive stock option or nonstatutory stock option granted to a ten-percent stockholder must equal at least 110% of the fair market value of the common stock on the date of grant.

        A summary of the status of the Company's stock option plans as of December 31, 1999, 2000 and 2001, and changes during the years ended on these dates are presented below (in thousands, except per share amounts):

	Options Outstanding
	Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Prices
Balance at December 31, 1998	1,578	1,952	$0.03-$1.00	$0.85
Granted	(557)	557	$1.00	$1.00
Cancelled	161	(161)	$0.50-$1.00	$0.99
Exercised	—	(106)	$0.03-$1.00	$0.63
Terminated under the 1992 Plan	(13)	—	—

Balance at December 31, 1999	1,169	2,242	$0.03-$1.00	$0.88
Authorized under the 2000 Plan	5,000
Granted	(1,282)	1,282	$4.00-$10.00	$8.34
Cancelled	392	(392)	$1.00-$10.00	$2.54
Exercised	—	(381)	$0.17-$8.00	$1.90

Balance at December 31, 2000	5,279	2,751	$0.03-$10.00	$3.98
Additional authorized under the 2000 Plan	207
Granted	(1,191)	1,191	$6.00-$12.01	$8.79
Cancelled	588	(588)	$0.03-$11.00	$3.71
Exercised	—	(310)	$0.50-$10.00	$2.72
Expired ungranted under the 1992 Plan	(246)	—	—

Balance at December 31, 2001	4,637	3,044	$0.07-$12.01	$6.05

        Information relating to stock options outstanding at December 31, 2001 is as follows (in thousands, except per share amounts):

	Options Outstanding at December 31, 2001			Options Exercisable at December 31, 2001
		Weighted Average Remaining Contractual Life (in Years)
Range of Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.07-$0.50	19	2.72	$0.26	19	$0.26
$1.00-$4.00	1,018	6.53	$1.02	774	$1.01
$6.00-$8.00	1,185	8.90	$7.35	195	$7.99
$10.00-$12.01	822	9.32	$10.55	60	$10.04

	3,044			1,048

Deferred stock-based compensation cost to employees

        During the years ended December 31, 2001, 2000 and 1999, the Company recorded deferred compensation of approximately $1,464,000, $2,442,000 and $828,000, respectively. This deferred compensation represents the difference between the grant price and the fair value of the Company's common stock for financial statement reporting purposes during the period in which the options were granted. Deferred compensation expense is being amortized using the graded vesting method, in accordance with SFAS No. 123 and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms, which results in acceleration of amortization expense for the overall award compared to the straight line method. The accelerated amortization pattern results in expensing approximately 52% of the total award in year 1, 27% in year 2, 15% in year 3 and 6% in year 4.

SFAS No. 123 pro forma disclosures

        Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income (loss) would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net income:
As reported	$6,991	$1,330	$142
Pro forma	$5,147	$1,101	$(34)
Pro forma net income per share:
Basic	$0.26	$0.11	$—
Diluted	$0.18	$0.04	$—

        The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable period: dividend yield of 0% for all periods; risk-free interest rates of 3.19% – 4.81%, for options granted in 2001, 6.19% and 6.0% for options granted during 2000 and 1999, respectively; a weighted average expected option life of five years for all periods; and a volatility factor of .6318 for 2001, 0% for 1999 and 2000. The weighted average fair value of options granted during 2001, 2000 and 1999 was $8.79, $7.75 and $1.87 respectively.

Employee stock purchase plan

        The Company's 2000 employee stock purchase plan was adopted in October 2000 in connection with the Company's Delaware re-incorporation, to become effective upon the pricing date of the Company's initial public offering. A total of 200,000 shares of common stock have been reserved for issuance under the purchase plan. In addition, the purchase plan provides for an annual increase in the number of shares reserved under the plan on January 1 of each year, equal to the lesser of 100,000 shares, one percent of the Company's outstanding shares of common stock on such date or a lesser amount determined by the board of directors. The purchase plan, which is intended to qualify under Section 423 of the code, is administered by the board of directors or a committee appointed by the board of directors.

        Employees, including officers and employee directors but excluding 5% stockholders, are eligible to participate if they are customarily employed for at least 20 hours per week and for more than five months in any calendar year. The purchase plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation. Employees will be permitted to invest a maximum of $25,000 in any offering period.

        The purchase plan has been implemented in a series of overlapping offering periods, each to be approximately 12 months in duration. The initial offering period under the purchase plan began on June 27, 2001 and expires on July 1, 2002, which is the first day of the third offering period. Offering periods begin on the first trading day on or after January 1 and July 1 of each year and end on the last trading day in the period ending twelve months later. Each participant is granted an option on the first day of the offering period, and such option will be automatically exercised at the end of month six of the offering period and on the last day of the offering period. The purchase price of the common stock under the purchase plan is equal to 85% of the lesser of the fair market value per share of common stock on the start date of the offering period or on the date on which the option is exercised. Employees may end their participation in an offering period at any time during that period, and participation ends automatically on termination of employment with the Company.

        The purchase plan will terminate in June 2010, unless sooner terminated by the board of directors.

        As of December 31, 2001, no shares had issued under the purchase plan.

Notes receivable from related parties

        On September 1, 2000, an officer of the Company exercised options to purchase 50,000 shares of common stock in exchange for a promissory note as permitted under the 1996 Employee Stock Option Plan. The $400,000 note is a full recourse note bearing interest of 6.37%. The note, and accrued interest were paid in full on December 6, 2001.

        In April 2001, certain holders of warrants issued in connection with Series F and F-1 preferred stock exercised their option to purchase 43,000 shares of common stock at $5.50 per share, in exchange for promissory notes. The notes total $239,000, are bearing interest of 9%, and are full recourse. The principal and accrued and unpaid interest are due and payable on April 22, 2002.

Note 7—Retirement Savings Plan:

        Effective January 1997, the Company adopted the MoSys 401(k) Plan (the "Savings Plan") which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years old are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. The Company may make a discretionary matching amount. During the year ended December 31, 2001, the Company made matching contributions of $84,000. The Company did not make any contributions in any of the years ended December 31, 1999 and 2000.

Note 8—Business Segments, Concentration of Credit Risk and Significant Customers:

        The Company operates in a single industry segment. The Company supplies semiconductor memories to the electronics industry. This industry segment is characterized by rapid technological change and significant competition.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are deposited with high credit quality institutions.

        The Company sells its products and licenses its 1T-SRAM technology to customers in the Far East, North America and Europe as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
United States	$12,405	$9,661	$6,153
Japan	5,891	1,393	1,156
Taiwan	3,808	2,806	7,614
Europe	386	483	433

Total	$22,490	$14,343	$15,356

        Two customers accounted for 22% and 19% of net sales in 2001. One customer accounted for 26% of net sales in 2000. Two customers accounted for 16% and 11% of net sales in fiscal 1999. Three customers accounted for 31%, 23% and 19% of gross accounts receivable, respectively, at December 31, 2001. Two customers accounted for 46% and 11% of gross accounts receivable, respectively, at December 31, 2000. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. There were no amounts written off from accounts receivable in the years ended December 31, 2001 and 2000 respectively, while $161,000 was written off in the year ended December 31, 1999.

Note 9—Commitments and Contingencies:

        The Company leases its corporate headquarters under a non-cancelable operating lease that expires in 2005. The lease provides for monthly payments and is being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

        Future minimum lease payments under the non-cancelable operating lease as of December 31, 2001 are as follows (in thousands):

Year Ended December 31,	Operating Leases
2002	$818
2003	859
2004	902
2005	462
2006	—

Total minimum payments	$3,041

        Rent expense under the operating lease totaled $793,000, $466,000 and $134,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

        In the normal course of business, the Company from time to time may receive and make inquiries with regard to possible patent infringement. Management believes that it is unlikely that the outcome of any such patent infringement inquiries to date would have a material adverse effect on the Company's financial position, cash flows or results of operations.

Schedule II—-Valuation and Qualifying Accounts
(In thousands)

Description	Balance at beginning of period	Charged to expenses	Credited to expenses	Balance at end of period
Allowance for doubtful accounts receivable:
Fiscal year ended December 31, 2001	$200	$—	$—	$200
Fiscal year ended December 31, 2000	199	1	—	200
Fiscal year ended December 31, 1999	$300	$60	$(161)	$199

S-1

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
  Risk Factors
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Discussion of Market Interest Rate Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on the Form 8K
SIGNATURES
POWER OF ATTORNEY
MONOLITHIC SYSTEM TECHNOLOGY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
MONOLITHIC SYSTEM TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
MONOLITHIC SYSTEM TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
MONOLITHIC SYSTEM TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands)
MONOLITHIC SYSTEM TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MONOLITHIC SYSTEM TECHNOLOGY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II—-Valuation and Qualifying Accounts (In thousands)