Form 10-Q
period 2002-03-31
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2002-05-09
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(408) 731-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES ☒                                    NO ☐

As of May 3, 2002, 29,604,690 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q

March 31, 2002

PART I -      FINANCIAL INFORMATION

Item 1.          Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,719	$47,363
Short-term investments	43,233	36,930
Accounts receivable, net	252	208
Inventories	1,583	1,693
Prepaid expenses and other current assets	1,381	1,506
Total current assets	90,168	87,700

Property and equipment, net	1,721	1,668
Other assets	93	93
Total assets	$91,982	$89,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$416	$254
Accrued expenses and other liabilities	1,533	1,820
Deferred revenue	2,662	3,283
Total current liabilities	4,611	5,357

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 29,596 shares and 29,492 shares issued and outstanding at March 31, 2002 and December 31, 2001	296	295
Additional paid-in capital	96,620	96,272
Notes receivable from stockholders	(259)	(253)
Deferred stock-based compensation	(1,198)	(1,406)

Accumulated other comprehensive income (loss)	(46)	16

Accumulated deficit	(8,042)	(10,820)
Total stockholders’ equity	87,371	84,104
Total liabilities and stockholders’ equity	$91,982	$89,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Net revenue:
Product	$893	$3,908
Licensing	1,884	519
Royalty	3,618	133
	6,395	4,560
Cost of net revenue:
Product	447	1,709
Licensing	312	148
	759	1,857
Gross profit	5,636	2,703
Operating expenses:
Research and development	1,331	840
Selling, general and administrative	992	1,129
Stock-based compensation expense	208	357
Total operating expenses	2,531	2,326
Net income from operations	3,105	377
Interest and other income	367	367
Income before income taxes	3,472	744
Provision for income taxes	(694)	(37)
Net income	$2,778	$707

Net income per share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.03

Shares used in computing net income per share:

Basic	29,570	10,367
Diluted	31,742	25,967

Stock-based compensation in operating expenses:

Research and development	$106	$171
Selling, general and administrative	102	186
	$208	$357

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$2,778	$707
Adjustments to reconcile net income to net cash provided (used in) by operations:
Depreciation and amortization	232	158
Amortization of deferred stock-based compensation	208	357
Interest income on notes receivable from stockholders	(6)	(6)
Changes in current assets and liabilities:
Accounts receivable	(44)	847
Inventories	110	(1,876)
Prepaid expenses and other assets	125	(249)
Accounts payable	162	(98)
Accrued expenses and other liabilities	(287)	(123)
Deferred revenue	(621)	(82)
Net cash provided by (used in) operating activities	2,657	(365)
Cash flows from investing activities:
Purchase of property and equipment	(285)	(208)
Purchase of short-term investments	(6,365)	—
Net cash used in investing activities	(6,650)	(208)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	349	22
Net cash provided by financing activities	349	22
Net decrease in cash and cash equivalents	(3,644)	(551)
Cash and cash equivalents at beginning of period	47,363	23,397
Cash and cash equivalents at end of period	$43,719	$22,846

Supplemental disclosure:
Taxes paid	$750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Background and Basis of Presentation

The Company

Monolithic System Technology, Inc. (the “Company” or “MoSys”) was incorporated in California on September 16, 1991 to design, develop and market high performance semiconductor memory products and technologies used by the semiconductor industry and electronic product manufacturers. On September 12, 2000, the shareholders approved the Company’s reincorporation in Delaware.

The Company has developed an innovative embedded-memory technology, called 1T-SRAM, which the Company licenses worldwide on a non-exclusive basis to semiconductor companies and electronic products manufacturers. Through 1998, the Company focused primarily on the sale of stand-alone memory products. In the fourth quarter of 1998, the Company changed the emphasis of its business model to focus primarily on the licensing of its 1T-SRAM technology.

The Company closed the sale of a total of 5,750,000 shares of common stock in July 2001 in an initial public offering (“IPO”) at a price of $10.00 per share. The Company realized total net proceeds of approximately $51.6 million upon the close of the IPO.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other future period.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Management makes estimates of the cost to perform the contracted services when accounting for licensing revenue using the percentage of completion method. During the contract performance period the Company reviews estimates of cost to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if it revises the estimations of the cost to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

Revenue from product sales is recognized upon shipment to customers. The terms of all product sales are FOB shipping point. The Company’s sales agreements do not provide for any customer acceptance provisions. The Company has no obligation to provide any modification, customization, upgrades, enhancements, post-contract customer support or additional products. Upon shipment, the Company records reserves for estimated returns. There are no rights of return unless the product does not perform according to specifications. Provisions for estimated returns, and to a lesser degree potential warranty liability, are recorded when revenue is recognized.

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

Licensing contracts provide also for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company’s technology after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee’s report.

Inventory

The Company states inventories at the lower of cost or market, determined using the first-in, first-out method. The Company’s policy is to write down its obsolete or unmarketable inventory to the extent the cost exceeds the estimated market value. The Company bases the estimate on its assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in the estimates, additional inventory write-downs may be required. The Company’s policy is to reflect any revaluation of inventory in reported income for the period in which the facts giving rise to the inventory revaluation become known.

Net income per share

Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common equivalent shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants.

The following table presents the calculation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income	$2,778	$707
Denominator:
Shares used in computing net income per share:
Basic	29,570	10,367
Employee stock options and unvested common stock outstanding	1,478	1,675
Warrants	694	1,194
Preferred stock	—	12,731
Diluted	31,742	25,967
Net income per share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.03

Note 2.  Inventories

Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001

Work-in-process	$1,234	$1,297
Finished goods	349	396
	$1,583	$1,693

Note 3.  Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe.  Net revenue by geographic area was (in thousands):

	Three Months Ended March 31,
	2002	2001

United States	$1,807	$2,717
Japan	3,115	188
Other Asian Countries	1,466	1,334
Europe	7	321
Total	$6,395	$4,560

Note 4.  Contingencies

In the normal course of business, the Company from time to time may receive and make inquiries with regard to possible patent infringement. Management does not believe that any such patent infringement inquiries represent material contingencies.

Note 5.  Comprehensive Income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income (loss) and its components as part of the financial statements.  Comprehensive income (loss)includes certain charges in equity that are excluded from net income.  The Company’s only component of comprehensive income (loss) is unrealized gains and losses on short-term investments for the quarter ended March 31, 2002 and the year ended December 31, 2001.  Comprehensive loss was $46,000 for the quarter ended March 31, 2002 and comprehensive income was $16,000 for the year ended December 31, 2001.

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I., and other aspects of our business identified in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

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

Also in 1998, we completed development of our first memory chips incorporating our 1T-SRAM technology and changed our marketing strategy for memory chips to focus on selling 1T-SRAM memory chips to customers in the communications equipment business. At the same time, we began to phase out our three other product lines. We ceased shipping MCACHE in early 1999. By the end of the second quarter of 2000, we had ceased production of MDRAM chips, which we presently sell in limited amounts from remaining inventory. We presently ship SGRAM chips in low volumes from remaining inventory only to support small orders from existing customers. Consequently, we anticipate that virtually all of our future product revenue will derive from sales of 1T-SRAM memory chips, which represented 93% of product revenue in the first quarter of 2002.

After changing our business model, we signed our first license agreement related to 1T-SRAM technology at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technology for the first time in the first quarter of 2000.

As of March 31, 2002, we had signed agreements related to our 1T-SRAM technology with 29 companies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technology, to run from 18 to 24 months.

We believe that quarterly and annual results of operations will be affected by a variety of factors that could materially and adversely affect revenue, gross profit and income from operations. Accordingly, and in light of the limited operating history of our intellectual property licensing business, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance.

Revenue.  We generate three types of revenue: licensing, royalty and product revenue. Prior to 2001, almost all of our revenue was product revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of total revenue has declined each quarter while the percentage of our license and royalty revenues has grown each quarter. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. We anticipate this trend to continue in 2002. Our future revenue results are subject to a number of factors, however, particularly those described in “Risk Factors”.

We recognized licensing revenue for the first time in the first quarter of 2000. Our licensing revenue consists of fees for providing circuit design, layout and design verification support to a licensee that is embedding our memory technology into its product. For some licensees, we also provide engineering support services to assist commencement of production of their products that utilize 1T-SRAM technology. Licensing fees range from several hundred thousand dollars to several million dollars, depending on the scope and complexity of the development project, the licensee’s rights and the royalty to be paid under the agreement. The licensee generally pays licensing fees in installments at the beginning of the license and upon achieving certain milestones. All contracts entered into to date require us to meet performance specifications. For contracts involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer the recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue using the completed contract method. However, if the contracts involve performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed using the percentage of completion method. Labor costs incurred are used as a measure of progress towards completion. Fees collected prior to revenue recognition are recorded as deferred contract revenue.

Each licensing agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the amount of licensing fees to be paid, the anticipated volume of the licensee’s sales of products that utilize our technology and the cost savings to be achieved by the licensee when using our technology. Our agreements require licensees to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee’s report. We recorded our first royalty revenue in the quarter ended December 31, 2000.

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

The timing and level of royalties is likewise difficult to predict because they depend on the licensees’ ability to market, produce and ship product that incorporates our technology. Under our licensing business model, our future revenue is tied to royalties on the production and sale of our licensees’ products. Many of these products are consumer products, such as electronic games, for which demand is seasonal and generally highest in the fourth quarter, which we would report in the first quarter of the following year. For a discussion of factors that could contribute to the fluctuation of our revenues, please see “Risk Factors—Our lengthy licensing cycle and our licensees’ lengthy development cycles will make the operating results of our licensing business difficult to predict.”

Product sales are typically on a purchase–order basis, with shipment of product from one to six months later. Provisions for estimated returns and to a lesser degree potential warranty liability are recorded at the time revenue is recognized.

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

Our memory chips are subject to competitive pricing pressure that might result in fluctuating gross profits, which we have experienced in the past. Prior to 1999, we sold most of our memory chips to the personal computer market, which is seasonal, and experienced the strongest demand for these products in the fourth quarter each year. From late 1998 to date, our memory chip sales have consisted primarily of 1T-SRAM chips sold to customers in the communications equipment business, and we have not seen the effect of seasonal demand in the market.

The semiconductor industry is currently experiencing a difficult economic environment and downturn. Most of our memory chip sales are made to communications equipment manufacturers, which experienced a sharp economic downturn in 2001. Our product revenues for the first quarter of 2002 were only 23% of our product revenues for the first quarter of last year. We have limited visibility of our customer’s chip requirements in 2002 and anticipate a continuing low level of product revenue.

A few customers account for a significant percentage of our total revenue. For the quarter ended March 31, 2002, NEC and Nintendo represented 33.6% and 15.6% of total revenue, respectively. In the first quarter of 2001, three customers, Cisco Systems Inc., Celestica Inc., and Delta Networks represented 20.9%, 16.9% and 10.6% of our total revenue, respectively. For information regarding revenues received by us in the first quarter of 2002 and 2001 from customers residing in the United States or residing in a foreign country, please refer to note 3, “Segment Information,” of Notes to Condensed Consolidated Financial Statements. All of our sales are denominated in U.S. dollars.

Cost of Revenue. Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technology. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which we incur the engineering expense. If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering costs does not exceed the amount of the related licensing revenues, these costs are deferred on a contract-by-contract basis from the time we have established technological feasibility of the product to be developed under the license. Technological feasibility is established when we have completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized. There are no reported costs associated with royalty revenue.

Research and Development.  Research and development expenses consist primarily of salaries and related employee expenses, material costs for prototype and test units and expenses associated with engineering development software and equipment. Prior to 1998, our research and development expenses were incurred primarily in support of the design, development and production of memory chips.

Since changing our business model in 1998, we have devoted our research and development efforts primarily to developing the 1T-SRAM technology and related licensing activities. Some of these efforts have been directly related to projects specified in various license agreements we have with the early adopters of our memory technology. Research and development expenses can also include development and design of variations of the 1T-SRAM technology for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technical feasibility of embedding our memory designs in the licensees’ products.

We generally record engineering cost as research and development expense in the period incurred, except when the engineering cost is being deferred under a licensing agreement for which technological feasibility has been established.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of employee-related expenses, sales commissions to independent sales representatives and professional fees. We pay commissions to our independent sales representatives on most of our sales of memory chips. We have engaged one sales representative in Japan, who receives a commission on licensing revenue generated from licensees that this sales representative introduces to us. Facility and occupancy costs are allocated to each functional department in proportion to its headcount. We leverage our licensing and co-marketing relationships to promote our technology.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions.

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

  Inventory.  We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any revaluation of inventory in reported income for the period in which the facts giving rise to the inventory revaluation become known.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenue.  Total revenue increased to $6.4 million in the three months ended March 31, 2002 from $4.6 million in the quarter ended March 31, 2001. Product revenue, however, decreased to $893,000 in the first quarter of 2002 from $3.9 million in the same period of 2001. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips. Licensing revenue increased to $1.9 million in the first quarter of 2002 from $519,000 in the same period of 2001. In the three months ended March 31, 2002, royalty revenue increased to $3.6 million from $133,000 in the same period of 2001, and was 56.6% of total revenue, compared to 2.9% in the same period in 2001. Royalty revenue for the three months ended March 31, 2002 was derived primarily from the sales of NEC memory chips to Nintendo for the GAMECUBE video game console. Additionally, royalty revenue was also earned from several other licensees.

Gross Profit.  Gross profit increased to $5.6 million in the three months ended March 31, 2002 from $2.7 million in the same period of 2001.  Total gross profit as a percentage of total revenue increased to 88.1% in the first quarter of 2002 from 59.3% in the same period of 2001. The increases in gross profit and gross profit percentage resulted from our much higher proportion of licensing and royalty revenues. Product gross margin as a percentage of product revenue declined to 50.0% in the first quarter of 2002 compared to 56.3% in the first quarter of 2001.  This decline occurred because there were far fewer units of product shipped in the first quarter of 2002 while total manufacturing fixed costs were similar in both periods. Additionally, in the first quarter of 2002, the decline in product gross margin as a percentage of our product revenue was offset by a reversal of a portion of sales returns reserve related to our product revenue.

Research and Development.  Research and development expenses increased to $1.3 million in the first quarter of 2002 from $840,000 in the first quarter of 2001 as we added engineering staff to support the continued development of 1T-SRAM technology.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $992,000 in the first quarter of 2002 from $1.1 million for the same period of 2001. This decrease resulted primarily from a reduction of a portion of a bad debt reserve, which was no longer required, as well as lower product sales commissions. Administrative, sales and marketing staff expenses increased from the same period last year, however.

Interest and Other Income.  Interest and other income, earned primarily from interest on short-term investments, was $367,000 in the first quarter of both 2002 and 2001. The amount remained the same in the first quarter of 2002 even though we had higher average cash balances in 2002 as the interest rate declined significantly compared to the first quarter of 2001. Interest and other income as a percent of total revenue were 5.7% and 8.0%, respectively, for the quarters ended March 31, 2002 and 2001.

Provision for Income Taxes.  The provision for income taxes increased to $694,000 in the first quarter of 2002 from $37,000 in the same period of 2001 due to a higher tax rate required in the first quarter of 2002.  We used an effective income tax rate of 20% for the first quarter of 2002 compared to a 5% effective tax rate used for the same period in 2001. The Company’s effective tax rate increased due primarily to limitations on the utilization of certain net operating loss carryforwards and tax credits imposed under Internal Revenue Code section 382 for the year ended December 31, 2002. For the remainder of 2002, we anticipate that our effective income tax rate will be less than the full applicable corporate income tax rate but higher than last year’s for financial reporting purposes.

Liquidity and Capital Resources

As of March 31, 2002, we had cash and cash equivalents of $43.7 million and short-term investments of $43.2 million. Our primary capital requirements are for working capital. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales has lessened the volatility of our business and generally has enabled us to steadily improve our cash position.

Net cash provided by operating activities was $2.7 million for the first quarter ended March 31, 2002, compared to net cash used of $365,000 for the same period of 2001. Net cash provided by operating activities for the first quarter of 2002 resulted primarily from higher net income offset by a reduction in deferred revenue.  Net cash used by operating activities for the first quarter of 2001 resulted principally from our inventory purchases partially offset by a decrease in accounts receivable and net income.

Net cash used in investing activities was approximately $6.7 million and $208,000 for the quarters ended March 31, 2002 and 2001, respectively. Net cash used in investing activities for the first quarter of 2002 consisted primarily of purchases of short-term marketable securities.  Net cash used in investing activities for the same period of 2001 consisted mainly of engineering design software purchases.

Net cash provided by financing activities was $349,000 and $22,000 for the quarters ended 2002 and 2001, respectively, resulting mainly from the proceeds received from the exercise of employee stock options to purchase common stock.

Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including—

•                                          amount and timing of royalties earned on product manufacturing or shipment by licensees of 1T-SRAM technologies;

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

We expect that our current cash and investments, together with our existing capital and cash generated from operations, if any, will be sufficient to meet our capital requirements for the foreseeable future. We expect that a licensing business such as ours generally will require less cash to support operations after multiple licensees begin to ship products and pay royalties. However, we cannot be certain that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we might need to raise additional funding through public or private financing. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition.

RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends upon the semiconductor market’s acceptance of our 1T-SRAM technology.

The future prospects of our business depend on the acceptance by our target markets of our 1T-SRAM technology for embedded memory applications and any future technology we might develop. Our technology is intended to allow our licensees to develop embedded memory integrated circuits to replace other embedded memory technology with different cost and performance parameters. Our core technology solution utilizes a fundamentally different internal circuitry with which the industry is not familiar. Therefore, it might prove difficult to convince product designers of the viability of our embedded memory solution and to adopt our technology instead of other memory solutions which have proven effective in their products. We cannot assure you that our technology will achieve widespread market acceptance.

An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders as licensees of our technology. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our technology. Should a high-profile industry participant adopt our technology for one or more of its products but fail to achieve success with those products, other industry participants’ perception of our technology could be harmed. Any such event could reduce the number of future licenses of our technology. Likewise, were a market leader to adopt and achieve success with a competing technology, our reputation and licensing program could be harmed.

Our embedded memory technology might not integrate as well as anticipated with other semiconductor functions in all intended applications, which would slow or prevent adoption of our technology and reduce our revenue. Detailed aspects of our technology could cause unforeseen problems in the efficient integration of our technology with other functions of particular integrated circuits. Any significant compatibility problems with our technology could reduce the attractiveness of our solution, impede its acceptance in the industry and result in a decrease in demand for our technology.

Our embedded memory technology is new and has a limited high volume production history, and the discovery of defects in this technology, the occurrence of manufacturing difficulties, or low production yields could hinder market acceptance of our technology and reduce future revenue.

We entered into our first license of our 1T-SRAM technology for embedded memory applications in March 1999 and the first volume production by a licensee began in late 2000. Our technology has been fabricated and verified to be operational in the most widely used standard logic manufacturing process generations. While our licensees and we have evaluated and tested this technology, only seven licensees are now in volume manufacture of products incorporating our technology and problems that neither we nor these licensees have experienced could arise in the future. Complex technology like ours often contains errors or defects when first incorporated into customer products. For example, semiconductor manufacturing yield could be adversely affected by difficulties in adapting our 1T-SRAM technology to our licensees’ product design or to the manufacturing process technology of a particular foundry or semiconductor manufacturer. Any weakness in manufacturing yields of integrated circuits utilizing our technology could impede the acceptance of our technology in the industry. The discovery of defects or problems regarding the reliability, quality or compatibility of our technology could require significant expenditures and resources to fix, significantly delay or hinder market acceptance of our technology, reduce anticipated revenues and damage our reputation.

Our lengthy licensing cycle and our licensees’ lengthy product development cycles will make the operating results of our licensing business difficult to predict.

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

Once a license agreement is executed, the timing and amount of licensing and royalty revenue from our licensing business will remain difficult to predict. The completion of the licensees’ development projects and the commencement of production will be subject to the licensees’ efforts, development risks and other factors outside our control. Our royalty revenue may depend on such factors as the licensees’ production and shipment volumes, the timing of product shipments and when the licensees report to us the manufacture or sale of products that include our 1T-SRAM technology. All of these factors will prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in operating results.

In addition, none of our licensees are under any obligation to incorporate our technology in any present or future product or to pursue the manufacture or sale of any product incorporating our technology. A licensee’s decision to complete a project or manufacture a product is subject to changing economic, marketing or strategic factors. The long development cycle of our licensees’ products increases the risk that these factors will cause the licensee to change its plans. In the past, a few licensees have discontinued development of products incorporating our technology. These customers’ decisions were based on factors unrelated to our technology, but, as a result, it is unlikely that we will receive royalties in connection with those products. We expect that, from time to time, our licensees will discontinue a product line or cancel a product introduction, which could adversely affect our future operating results and business.

Anything that negatively affects the businesses of our licensees could negatively impact our revenue.

The timing and level of our royalties depend on our licensees’ ability to market, produce and ship products incorporating our technology. Because we expect licensing and royalty revenue to be the largest source of our future revenue, anything that negatively affects a significant licensee or group of licensees could negatively affect our results of operations and financial condition. Many issues beyond our control influence the success of our licensees, including, for example, the highly competitive environment in which they operate, the strength of the markets for their products, their engineering capabilities and their financial and other resources.

Likewise, we have no control over the product development, pricing and marketing strategies of our licensees, which directly affect sales of their products and the corresponding royalties payable to us. A decline in sales of our licensees’ royalty-generating products for any reason would reduce our royalty revenue. In addition, seasonal and other fluctuations in demand for our licensees’ products could cause our operating results to fluctuate, which could cause our stock price to fall.

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

•                                          enable the incorporation of enhanced technology in our licensees’ and customers’ products on a timely basis and at competitive prices; and

•                                          respond effectively to new technological developments or new product introductions by others.

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

We depend substantially on semiconductor foundry partners to assist us in attracting potential licensees and a loss or failure of these relationships could inhibit our growth and reduce our revenue.

A significant part of our marketing strategy is dependent upon our agreements with semiconductor foundries. These foundries have existing relationships, and continually seek new relationships, with companies in the markets we target, and have agreed to utilize these relationships to introduce our technology to potential licensees. If we fail to maintain our current relationships with these foundries, we might fail to achieve anticipated growth.

In 2001 and 2002, we experienced a significant decline in revenue from sales of our stand alone memory chips and there is no assurance that we will regain the level of product revenue we have had in the past, and product revenue could decline further from current levels.

Product revenues since 1998, when we changed our business strategy, have represented 58%, 90% and 100% of our total revenues for 2001, 2000 and 1999, respectively. Our product revenues fell from $3.9 million in the quarter ended March 31, 2001 to $893,000 in the quarter ended March 31, 2002. The decline reflects a general weakness in demand for our customers’ products and a corresponding inventory correction that resulted in reduced purchases of our memory chips. We cannot assure you that our customers will increase their orders for our memory chips in future periods.

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

We have an initial history of operating losses, have achieved quarterly profitability consistently only since the third quarter of 2000 and cannot provide assurance of our future profitability.

We recorded operating losses in each year from our inception through 1998. From our inception through 1994, we were engaged primarily in research and product development. From 1995 through the third quarter of 1998, we focused on the sale of memory chips. Beginning in the fourth quarter of 1998, we altered our business plan to concentrate on developing and licensing our 1T-SRAM technology. Prior to the quarter ended September 30, 2000, we had recorded operating losses in each quarter since our entry into the licensing business. While we have been profitable each quarter since the third quarter of 2000, we are still in the early stages of our new licensing business, offering a relatively new technology, and cannot assure you that we will be profitable on a quarterly or annual basis in the future.

Royalty amounts owed to us might be difficult to verify, and we might find it difficult, expensive and time consuming to enforce our license agreements.

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us after the end of each quarter. We must rely to a large extent upon the accuracy of these reports, as we do not have the capacity to independently verify this information. Though our standard license terms give us the right to audit the books and records of any licensee to attempt to verify the information provided to us in these reports, an audit of a licensee’s records can be expensive and time consuming, and potentially detrimental to the business relationship. A failure to fully enforce the royalty provisions of our license agreements could cause our revenue to decrease and impede our ability to maintain profitability.

We expect our revenue to be highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose and fail to replace this revenue.

We expect that royalty revenue will be highly concentrated among a few licensees for the foreseeable future. In particular, a substantial portion of our licensing revenue in 2001 has come from the licenses for integrated circuits to be used by Nintendo in its Gamecube and we expect the same source to represent a substantial portion of royalty revenue in 2002. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. We cannot assure you that Nintendo’s sales of product incorporating our technology will increase or remain at current levels and that we will continue to receive significant royalty revenue from Nintendo.

Currently, our licensing and royalty revenue is highly concentrated. For the first quarter ended March 31, 2002, two customers, who are both licensees, represented 33.6% and 15.6% of our total revenue. Two customers, one a purchaser of memory chips and the other a licensee, represented 21.7% and 18.6%, respectively, of our total revenue in 2001. Prior to 2001, only product customers accounted for our major customers. Revenue from one customer represented 26.2% of our total revenue in 2000, while two customers represented 16.4% and 10.9% of our total revenue in 1999. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

As a result of this revenue concentration, our results of operations could be impaired by the decision of a single key licensee or customer to cease using our technology or products or by a decline in the number of products that incorporate our technology that are sold by a single licensee or customer or by a small group of licensees or customers.

Our product revenue concentration might pose credit risks, which could negatively affect our cash flow and financial condition.

We might face credit risks associated with the concentration of our product revenue among a small number of licensees and customers. As of March 31, 2002, three customers represented 54% of total receivables. As of December 31, 2001, two customers accounted for 54% of total receivables. As of December 31, 2000, two customers accounted for 57% of total receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of March 31, 2002, we held 40 patents in the United States, which expire at various times from 2011 to 2019, and 23 corresponding foreign patents. In addition, as of March 31, 2002, we had 19 patent applications pending in the United States and 19 pending foreign applications, and had received notice of allowance of six of these pending patent applications in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

The discovery of a defect in our 1T-SRAM technology could lead our licensees to seek damages from us. Our standard license terms include provisions waiving implied warranties regarding our technology and limiting our liability to our licensees. We also maintain insurance coverage that is intended to protect us against potential liability for defects in our technology. We cannot be certain, however, that the waivers or limitations of liability contained in our license contracts will be enforceable, that insurance coverage will continue to be available on reasonable terms or in amounts sufficient to cover one or more large claims or that our insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could cause our expenses to rise significantly and consequently harm our profitability.

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

As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have not made any acquisitions, and we are currently not subject to any agreement with respect to potential acquisitions. Acquisitions present a number of potential challenges that could, if not overcome, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company, including—

•                                          integration of the acquired employees, operations, technologies and products with our existing business and products;

•                                          focusing management’s time and attention on our core business;

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could be the target of similar litigation in the future. Securities litigation could cause us to incur substantial costs, divert management’s attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

The price of our stock could decrease as a result of shares being sold in the market by directors, officers and other significant stockholders.

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

Dr. Fu-Chieh Hsu, our Chairman of the Board, President and Chief Executive Officer, Dr. Wingyu Leung, our Executive Vice President and Chief Technical Officer and Mark Eric Jones, our Vice President and General Manager each entered into a plan for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Plans for Drs. Hsu and Leung provide for the automatic sale of shares of common stock in 10,000 share blocks twice each week between January 28, 2002 and July 31, 2002. Mr. Jones’s plan provides for automatic weekly sales that vary from 2,000 to 10,000 shares per week between February 21, 2002 and February 28, 2003, depending on the market price of our stock. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. Under his plan, Dr. Hsu intended to sell 540,000 shares. Dr. Leung intended to sell 520,000 shares under his plan. All of the shares are sold through broker-dealers in ordinary market transactions. Dr. Hsu cancelled his plan on February 25, 2002 after 90,000 shares were sold in late January and February of 2002. Dr. Leung and Mr. Jones’s plans remain in effect.

ITEM 3.  Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. The primary objective of our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximate $55,717,000 as of March 31, 2002, and have an average interest rate of approximately 2.098%, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

PART II — OTHER INFORMATION

Item 1.          Legal Proceedings

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

Item 2.          Changes In Securities and use of Proceeds

The Securities and Exchange Commission declared the Company’s first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-43122) relating to the Company’s initial public offering of its common stock, effective on June 27, 2001. The initial public offering resulted in aggregate gross proceeds of $57,500,000, $4,025,000 of which was applied to the underwriting discount and approximately $1,921,000 of which was applied to related expenses. As a result, the Company realized approximately $51,554,000 after offering expenses. To date, the Company has not used any of the net proceeds of the IPO. Following the completion of the Company’s IPO, all series of the Company’s issued and outstanding preferred stock, par value $0.01, converted automatically into 12,731,446 shares of our common stock with a par value of $0.01 per share.

Item 6.          Exhibits and Reports on Form 8-K

(a)           Exhibits

None.

(b)           Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2002

/s/ F. Judson Mitchell
F. Judson Mitchell
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Duly Authorized and Principal Accounting Officer)