Form 10-Q
period 2002-06-30
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2002-08-14
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES ☒                                    NO ☐

As of August 13, 2002,  30,113,882 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q

June 30, 2002

INDEX

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	a.	Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001

	b.	Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001 (Unaudited)

	c.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)

	d.	Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Qualitative and Quantitative Disclosure About Market Risk

PART II -	OTHER INFORMATION

Item 2.	Changes In Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I -     FINANCIAL INFORMATION

Item 1.         Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,699	$47,363
Short-term investments	61,836	36,930
Accounts receivable, net	792	208
Inventories	1,456	1,693
Prepaid expenses and other current assets	4,243	1,506
Total current assets	92,026	87,700

Property and equipment, net	2,234	1,668
Other assets	111	93
Total assets	$94,371	$89,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$627	$254
Accrued expenses and other liabilities	1,595	1,820
Deferred revenue	1,393	3,283
Total current liabilities	3,615	5,357

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,088 shares and 29,492 shares issued and outstanding at June 30, 2002 and December 31, 2001	301	295
Additional paid-in capital	96,732	96,272
Notes receivable from stockholders	(15)	(253)
Deferred stock-based compensation	(1,042)	(1,406)
Accumulated other comprehensive income	95	16
Accumulated deficit	(5,315)	(10,820)
Total stockholders’ equity	90,756	84,104
Total liabilities and stockholders’ equity	$94,371	$89,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue:
Product	$648	$3,151	$1,541	$7,059
Licensing	2,620	1,949	4,504	2,468
Royalty	3,262	301	6,880	434
	6,530	5,401	12,925	9,961
Cost of net revenue:
Product	383	1,256	830	2,965
Licensing	339	91	651	239
	722	1,347	1,481	3,204
Gross profit	5,808	4,054	11,444	6,757
Operating expenses:
Research and development	1,490	1,160	2,821	2,000
Selling, general and administrative	1,187	1,188	2,179	2,317
Stock compensation based compensation expense	156	493	364	850
Total operating expenses	2,833	2,841	5,364	5,167
Net income from operations	2,975	1,213	6,080	1,590
Interest and other income	433	259	800	626
Income before income taxes	3,408	1,472	6,880	2,216
Provision for income taxes	(681)	(73)	(1,375)	(110)
Net income	$2,727	$1,399	$5,505	$2,106
Net income per share:
Basic	$0.09	$0.13	$0.19	$0.20
Diluted	$0.09	$0.05	$0.17	$0.08
Shares used in computing net income per share:
Basic	29,690	10,600	29,630	10,484
Diluted	31,318	25,630	31,530	25,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$5,505	$2,106
Adjustments to reconcile net income to net cash provided (used in) by operations:
Depreciation and amortization	509	351
Amortization of deferred stock-based compensation	364	850
Interest income on notes receivable from stockholders	(7)	(17)
Changes in current assets and liabilities:
Accounts receivable	(584)	(518)
Inventories	236	(1,299)
Prepaid expenses and other assets	(2,756)	(1,155)
Accounts payable	373	136
Accrued expenses and other liabilities	(225)	273
Deferred revenue	(1,890)	(1,669)
Net cash provided by (used in) operating activities	1,525	(942)
Cash flows from investing activities:
Purchase of property and equipment	(1,075)	(793)
Purchase of short-term investments	(24,826)	(2,994)
Net cash used in investing activities	(25,901)	(3,787)
Cash flows from financing activities:
Payment of note receivable from shareholder	246	—
Proceeds from issuance of common stock upon exercise of stock options	466	1,230
Net cash provided by financing activities	712	1,230
Net decrease in cash and cash equivalents	(23,664)	(3,499)
Cash and cash equivalents at beginning of period	47,363	23,397
Cash and cash equivalents at end of period	$23,699	$19,898

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other future period.

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

We believe that our revenue recognition and inventory valuation accounting policies are affected by estimates and judgments in the following manner:

  Revenue.  If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known.

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

Licensing revenue consists of fees paid for engineering development and engineering support services. All contracts entered into to date require that the Company meet performance specifications. For contracts involving performance specifications that the Company has not met, the Company defers the recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognizes this revenue using the completed contract method. However, if the contracts involve performance specifications that the Company has significant experience in meeting and the cost of services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed under the guidelines of the percentage of completion method. Labor costs incurred are used as a measure of progress towards completion. If the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable.  The Company has recorded $410,000 and $0 of unbilled contract receivable as of June 30, 2002 and December 31, 2001, respectively.  Fees collected prior to revenue recognition are recorded as deferred contract revenue.

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

The following table presents the calculation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income	$2,727	$1,399	$5,505	$2,106
Denominator:
Shares used in computing net income per share:
Basic	29,690	10,600	29,630	10,484
Employee stock options and unvested common stock outstanding	1,162	1,808	1,320	1,741
Warrants	466	491	580	843
Preferred stock	—	12,731	—	12,731
Diluted	31,318	25,630	31,530	25,799
Net income per share:
Basic	$0.09	$0.13	$0.19	$0.20
Diluted	$0.09	$0.05	$0.17	$0.08

Note 2.  Inventories

Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001

Work-in-process	$959	$1,297
Finished goods	497	396
	$1,456	$1,693

Note 3.  Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe.  Net revenue by geographic area was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

United States	$2,874	$3,222	$4,681	$5,939
Japan	2,632	1,619	5,747	1,807
Other Asian Countries	614	541	2,080	1,875
Europe	410	19	417	340
Total	$6,530	$5,401	$12,925	$9,961

A few customers account for a significant percentage of our total revenue. For the quarter ended June 30, 2002, NEC and Nintendo represented 24.2% and 15.4% of total revenue, respectively.  In the second quarter of 2001, three customers, NEC, Cisco Systems, Inc., and Flextronics International USA, Inc. represented 28.5%, 16.9% and 15.9% of our total revenue, respectively.  For the six months ended June 30, 2002, NEC and Nintendo represented 28.1% and 15.5% of total revenue, respectively. In the first half of 2001, our two largest customers, Cisco Systems, Inc., and NEC, represented 18.7% and 16.1% of our total revenue, respectively.

Note 4.  Contingencies

In the normal course of business, the Company from time to time may receive and make inquiries with regard to possible patent infringement. Management does not believe that any such patent infringement inquiries represent material contingencies.

Note 5.  Comprehensive Income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income (loss) and its components as part of the financial statements.  Comprehensive income (loss) includes certain charges in equity that are excluded from net income.  The Company’s only component of comprehensive income is unrealized gains on short-term investments for the three and six months ended June 30, 2002 and 2001.  Comprehensive income for the three months ended June 30, 2002 and 2001 was  $141,000 and $0, respectively, and for the six months ended June 30, 2002 and 2001 was $79,000 and $0.  Accumulated other comprehensive income was $95,000 and $16,000 for the quarter ended June 30, 2002 and the year ended December 31, 2001, respectively.

Note 6.  Acquisition

Effective as of June 10, 2002, the Company entered into a letter of agreement with Atmos Corporation (“Atmos”) setting forth binding terms for the acquisition of 100% of the outstanding shares of Atmos capital stock by the Company.  Also, on June 10, 2002, the Company loaned $500,000 to Atmos under a promissory note due on July 31, 2002,which is included in prepaid expenses and other current assets.  The note and certain obligations of Atmos under the letter of agreement have been collateralized with the intellectual property assets of Atmos.  The Company recently agreed to extend the maturity date of the promissory note to August 14, 2002.   The

letter of agreement obligates the Company to cancel the promissory note and forgive the loan as a form of break-up fee, if the Company abandons the acquisition under certain circumstances.  The Company is actively engaged in the process of completing the acquisition but has not set a closing date.

In connection with this proposed acquisition, we have received a letter dated June 17, 2002, from legal counsel for Virage Logic Corporation (“Virage”) telling us that Virage intends to sue Atmos and us each for damages of US$30,000,000 and punitive damages of CAN$5,000,000 for entering into the letter of agreement in violation of certain contractual rights asserted by Virage.  We have informed Virage that we consider the matter to be a dispute between Virage and Atmos for which we are not responsible or liable.  To date, Virage has not initiated litigation.  We intend to vigorously defend any suit brought by Virage.

Note 7. TSMC Warrant

Pursuant to the terms of an Amended Common Stock Purchase Warrant (the “Warrant”) for the purchase of 1,200,000 shares of our common stock at $6.50 per share, Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) has exercised the Warrant on a “cashless,” or net, basis by surrendering the Warrant and receiving 470,346 shares of common stock.  Resale of these shares is subject to a lock-up agreement under which TSMC has agreed not to sell or otherwise dispose of the shares for a period of 180 days after June 14, 2002.

Note 8.  Provision for Income Taxes

The Company’s provision for income taxes for the six months ended June 30, 2002 was $1.4 million.  We used an effective income tax rate of 20% for the second quarter of 2002 compared to a 5% effective tax rate used for the same period in 2001. Our effective tax rate increased due primarily to limitations on the utilization of certain net operating loss carryforwards and tax credits imposed under Internal Revenue Code section 382 for the year ended December 31, 2002.

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

As of June 30, 2002, we had signed agreements related to our 1T-SRAM technology with 33 companies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technology, to run from 18 to 24 months.

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

Revenue.  We generate three types of revenue: licensing, royalty and product revenue. Prior to 2001, almost all of our revenue consisted of product revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of total revenue has declined each quarter while the percentage of our license and royalty revenues has grown each quarter. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. We anticipate this trend to continue for the foreseeable future.

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

We recognized licensing revenue for the first time in the first quarter of 2000. Our licensing revenue consists of fees for providing circuit design, layout and design verification support to a licensee that is embedding our memory technology into its product. For some licensees, we also provide engineering support services to assist commencement of production of their products that utilize 1T-SRAM technology. Licensing fees range from several hundred thousand dollars to several million dollars, depending on the scope and complexity of the development project, the licensee’s rights and the royalty to be paid under the agreement. The licensee generally pays licensing fees in installments at the beginning of the license and upon achieving certain milestones. All contracts entered into to date require us to meet performance specifications. For contracts involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer the recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue using the completed contract method. Fees collected prior to revenue recognition are recorded as deferred contract revenue.  However, if the contracts involve performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the guidelines of the percentage of completion method. Labor costs incurred are used as a measure of progress towards completion. Under this accounting method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable.  This impacted our revenue for the first time in the second quarter of 2002, as we recognized $410,000 of unbilled contract revenue during the period.

Our license agreements are associated with lengthy and complicated engineering development projects, and so the completion of development and commencement of production may be difficult for us to predict.  In addition, our licensees may cancel a project during the development phase. These cancellations are beyond our control. We believe they have occurred as a result of the licensees’ responses to changing economic, marketing or strategic factors.  Our contracts however, allow for us to retain the licensees’ cash payments received and amounts owed for services rendered prior to the date of cancellation.

From time to time, our licensees may cancel a project during the development phase. These cancellations occur beyond our control and are often caused by changes in market conditions or our licensee's business.  Our contracts allow for us to retain the licensees cash payments received or to be received up to the point of cancellation.

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

The timing and level of royalties are likewise difficult to predict because they depend on the licensees’ ability to market, produce and ship product that incorporates our technology. Under our licensing business model, our future revenue is tied to royalties on the production and sale of our licensees’ products. Many of these products are consumer products, such as electronic game players, for which demand is seasonal and generally highest in the fourth quarter, which we would report in the first quarter of the following year. For a discussion of factors that could contribute to the fluctuation of our revenues, please see “Risk Factors—Our lengthy licensing cycle and our licensees’ lengthy development cycles will make the operating results of our licensing business difficult to predict.”

Product sales are typically on a purchase–order basis, with shipment of product from one to six months later. Provisions for estimated returns and to a lesser degree potential warranty liability are recorded at the time revenue is recognized.

Currently, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, manufactures all of the memory chips that we sell. Our products are assembled and tested prior to shipment by independent, third-party contractors. We contract for manufacturing services on a purchase-order basis and have no long-term commitments for the supply of any of our memory chip products. If we are unable to obtain manufacturing, assembly or testing services required to fill our customer orders for these products, our revenues from these products will decline substantially.

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

The semiconductor industry is currently experiencing a difficult economic environment and downturn. Most of our memory chip sales are made to communications equipment manufacturers, which experienced a sharp economic downturn in 2001. Our product revenues for the second quarter of 2002 were only 21% of our product revenues for the same quarter of last year. We have limited visibility of our customer’s chip requirements in 2002 and anticipate a continuing low level of product revenue.

A few customers account for a significant percentage of our total revenue. For the second quarter ended June 30, 2002, NEC and Nintendo represented 24.2% and 15.4% of total revenue, respectively.  In the second quarter of 2001, three customers, NEC, Cisco Systems, Inc., and Flextronics International USA, Inc. represented 28.5%, 16.9% and 15.9% of our total revenue, respectively.  For the six months ended June 30, 2002, NEC and Nintendo represented 28.1% and 15.5% of total revenue, respectively. In the first half of 2001, our two largest customers, Cisco Systems Inc., and NEC, represented 18.7% and 16.1% of our total revenue, respectively. For information regarding revenues received by us in the three months and six months ended June 30, 2002 and 2001 from customers residing in the United States or residing in a foreign country, please refer to note 3, “Segment Information,” of Notes to Condensed Consolidated Financial Statements. All of our sales are denominated in U.S. dollars.

Cost of Revenue. Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technology. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which we incur the engineering expense. If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering costs does not exceed the amount of the related licensing revenues, these costs are deferred on a contract-by-contract basis from the time we have established technological feasibility of the product to be developed under the license. Technological feasibility is established when we have completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized. However, for the contracts entered into prior to establishing technical feasibility, we do not defer development costs related to these contracts, but rather expense these costs in the period they are incurred.  Consequently, upon completion of these contracts, we recognize related revenue from these contracts without any corresponding costs. There are no reported costs associated with royalty revenue.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of employee-related expenses, sales commissions to independent sales representatives and professional fees. We pay commissions to our independent sales representatives on most of our sales of memory chips. We have engaged one sales representative in Japan, who receives a commission on licensing revenue generated from licensees that this sales representative introduces to us. Facility and occupancy costs are allocated to each functional department in proportion to its headcount. We seek to leverage our licensing and co-marketing relationships to promote our technology.

Critical Accounting Policies

Use of estimates.  Our discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions.

We believe that our revenue recognition and inventory valuation accounting policies are affected by estimates and judgments in the following manner:

  Revenue.  If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known.

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

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenue.  Total revenue increased to $6.5 million for the three months ended June 30, 2002 from $5.4 million for the three months ended June 30, 2001. Product revenue, however, decreased to $648,000 in the second quarter of 2002 from $3.2 million in the same period of 2001, and was 10.0% of total revenue, compared to 58.3% in the same period in 2001. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips. Licensing revenue increased to $2.6 million in the second quarter of 2002 from $1.9 million in the same period of 2001, as we recognized more revenue from an increased number of new licensees.  Licensing revenue was 40.1% of total revenue, compared to 36.1% in the same period in 2001.

 In the three months ended June 30, 2002, royalty revenue increased to $3.3 million from $301,000 in the same period of 2001, and was 50.0% of total revenue, compared to 5.6% for the same period in 2001. Royalty revenue for the three months ended June 30, 2002 was derived primarily from the sales of NEC memory chips to Nintendo for the GAMECUBE video game console.  Additional royalty revenue was earned from several other licensees.  There was an insignificant amount of royalty revenue related to the GAMECUBE video game console included in the same period of 2001.

Gross Profit.  Gross profit increased to $5.8 million in the three months ended June 30, 2002 from $4.1 million in the same period of 2001.  Gross profit as a percentage of total revenue increased to 88.9% in the first quarter of 2002 from 75.1% in the same period of 2001. The increases in gross profit and gross profit percentage resulted from our much higher proportion of royalty revenue and lower product revenue.  Product gross margin as a percentage of product revenue declined to 41.0% in the second quarter of 2002 compared to 60.1% in the same quarter of 2001.  This decline occurred because there were far fewer units of product shipped in the second quarter of 2002 while total manufacturing fixed costs were similar in both periods. Licensing gross profit also declined to 87.1% in the second quarter of 2002 compared to 95.3% in the same period of 2001.

In the second quarter of 2002, 32.4% of our licensing revenue came from the contracts accounted under the completed contract method compared to 91.7% of licensing revenue in the same quarter of 2001.  These contracts were entered into before the technical feasibility was established; therefore, costs associated with these contracts were already expensed prior to the recognition of revenue occurring.  In the future, we expect a majority of our licensing contracts to be accounted for under the percentage of completion method, and, therefore, expect the gross margin percentage from licensing revenue to be lower than the current level.

Research and Development.  Research and development expenses increased to $1.5 million in the second quarter of 2002 from $1.2 million in the same period of 2001, as we added engineering staff to support the continued development of our 1T-SRAM technology and expanding licensing activities. Research and development expenses as a percent of total revenue were 22.8% and 21.5% for the quarters ended June 30, 2002 and 2001, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses were $1.2 million for the second quarters of 2002 and 2001 as increases in administrative, sales and marketing staff expenses were offset by lower product sales commissions in each period. Selling, General and Administrative expenses as a percentage of total revenue were 18.2% and 22.0% for the quarters ended June 30, 2002 and 2001, respectively.

Interest and Other Income.  Interest and other income, which were earned primarily from interest on short-term investments, increased to $433,000 in the second quarter of 2002 from $259,000 in the same quarter of 2001. The increase was due to higher average cash balances and was partially offset by a decline in interest rates.   Interest and other income as a percent of total revenue were 6.6% and 4.8% for the quarters ended June 30, 2002 and 2001, respectively.

Provision for Income Taxes.  The provision for income taxes increased to $681,000 in the second quarter of 2002 from $73,000 in the same period of 2001.  We used an effective income tax rate of 20% for the second quarter of 2002 compared to a 5% effective tax rate used for the same period in 2001. Our effective tax rate increased due primarily to limitations on the utilization of certain net operating loss carryforwards and tax credits imposed under Internal Revenue Code section 382 for the year ended December 31, 2002. For the remainder of 2002, we anticipate that our effective income tax rate will be less than the full applicable corporate income tax rate but higher than last year’s for financial reporting purposes.

Six Months Ended June 30, 2002 and 2001

Revenue.  Total revenue increased to $12.9 million for the six months ended June 30, 2002 from $10.0 million in the same period of 2001.  Product revenue, however, decreased to $1.5 million in first six months of 2002 from $7.1 million in the same period of 2001, and was 12.0% of total revenue, compared to 70.9% in the same period in 2001. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips. Licensing revenue increased to $4.5 million in the first half of 2002 from $2.5 million in the same period of 2001 because we recognized more revenue from an increased number of new licensees.  Licensing revenue was 34.8% of total revenue, compared to 24.8% in the same period in 2001.

In the six months ended June 30, 2002, royalty revenue increased to $6.9 million from $434,000 in the same period of 2001, and was 53.2% of total revenue, compared to 4.4% in the same period in 2001. Royalty revenue for the six months ended June 30, 2002 was derived primarily from the sales of NEC memory chips to Nintendo for the GAMECUBE video game console. Additional royalty revenue was earned from several other licensees.  There was an insignificant amount of royalty revenue related to the GAMECUBE video game console included in the same period of 2001.

Gross Profit.  Gross profit increased to $11.4 million in the six months ended June 30, 2002 from $6.8million in the same period of 2001.  Total gross profit as a percentage of total revenue increased to 88.5% in the first half of 2002 from 67.8% in the same period of 2001. The increases in gross profit and gross profit percentage resulted from our much higher proportion of royalty revenue and lower product revenue.  Product gross margin as a percentage of product revenue declined to 46.1% in the first half of 2002 compared to 58.0% in the same period of 2001.  This decline occurred because there were far fewer units of product shipped in the second half of 2002 while total manufacturing fixed costs were similar in both periods. Licensing gross profit declined to 85.5% in the first six months of 2002 compared to 90.3% in the same period of 2001.

In the first six months of 2002, 28.9% of our licensing revenue came from the contracts accounted under the completed contract method compared to 73.9% of licensing revenue in the same period of 2001.  These contracts were entered into before the technical feasibility was established; therefore, costs associated with these contracts were already expensed prior to the recognition of revenue occurring.  In the future, we expect a majority of our licensing contracts to be accounted for under the percentage of completion method, and, therefore, expect the gross margin percentage from licensing revenue to be lower than the current level.

Research and Development.  Research and development expenses increased to $2.8 million in the six months ended June 30, 2002 from $2.0 million in the same period of 2001.  The increases resulted from added engineering staff, and expanded licensing activities. Research and development expenses as a percent of total revenue were 21.8% and 20.1% for the six months ended June 30, 2002 and 2001, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $2.2 million in the first six months of 2002 from $2.3 million in same period of 2001.  This decrease resulted primarily from a reduction of a portion of a bad debt reserve, which was no longer required, as well as lower product sales commissions.  We increased administrative, sales and marketing staff expenses during the first half of 2002, however. Selling, general and administrative expenses as a percent of total revenue were 16.9% and 23.3% for the six months ended June 30, 2002 and 2001, respectively.

Interest and Other Income.  Interest and other income increased to $800,000 in the first half of 2002 from $626,000 in the same period of 2001. The increase was due to higher average cash balances, although interest rates declined from the first half of 2001.   Interest and other income as a percent of total revenue were 6.2% and 6.3% for the six months ended June 30, 2002 and 2001, respectively.

Provision for Income Taxes.    The provision for income taxes increased to $1.4 million in the first half of 2002 from $110,000 in the same period of 2001.  We used an effective income tax rate of 20% for the first six months of 2002 compared to a 5% effective tax rate used for the same period in 2001. For the remainder of 2002, we anticipate that our effective income tax rate will be less than the full applicable corporate income tax rate but higher than last year’s for financial reporting purposes.

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents of $23.7 million and short-term investments of $61.8 million. Our primary capital requirements are for working capital. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales has lessened the volatility of our business and generally has enabled us to steadily improve our cash position.

Net cash provided by operating activities was $1.5 million for the six months ended June 30, 2002 compared to net cash used of $942,000 for the same period of 2001, as we achieved higher net income in 2002, while increasing prepaid expenses and other assets, and reducing deferred revenue.  For the first six months of 2001, a reduction in deferred revenue, increased inventory purchases and an increase in prepaid expenses and other assets exceeded the cash provided through net income, resulting in net usage of cash for operating activities during the period.

Net cash used in investing activities was approximately $25.9 million and $3.7 million for the first six months ended June 30, 2002 and 2001, respectively. Net cash used in investing activities for the first half of 2002 and 2001 consisted primarily of purchases of short-term marketable securities. We also used cash to acquire licenses for engineering design software.

Net cash provided by financing activities was $712,000 and $1.2 million for the first six months ended 2002 and 2001, respectively.  Most of the cash provided by financing activities for the first half of 2002 primarily consisted of proceeds received from the exercise of employee options to purchase common stock.  Net cash provided by financing activities for the first half of 2001consisted primarily of proceeds received from the exercise of warrants.

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

We expect that our current cash and investments, together with our existing capital and cash generated from operations, if any, will be sufficient to meet our capital requirements for the foreseeable future, including funds needed for the acquisition and integration of Atmos Corporation in the event we complete our pending acquisition of that company. We expect that a licensing business such as ours generally will require less cash to support operations after multiple licensees begin to ship products and pay royalties. However, we cannot be certain that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we might need to raise additional funding through public or private financing. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition.

We have contractual cash obligations under a non-cancelable operating lease for our office space.  The following table summarizes the contractual cash obligations as of June 30, 2002:

Payments Due by Period	Operating Leases

Less that 1 year	$838
1-3 years	$1,803
4-5 years	—
After 5 years	—
Total	$2,641

There are no other purchase commitments.

Pending Acquisition

Effective as of June 10, 2002, we entered into a letter of agreement with Atmos Corporation (“Atmos”), a semiconductor memory company, setting forth binding terms for the acquisition of 100% of the outstanding shares of Atmos capital stock by the Company.  Also, on June 10, 2002, we loaned $500,000 to Atmos under a promissory note due on July 31, 2002, which is included in prepaid expenses and other current assets.  The note and certain obligations of Atmos under the letter of agreement have been collateralized with the intellectual property assets of Atmos.  The Company recently agreed to extend the maturity date of the promissory note to August 14, 2002.  The letter of agreement obligates the Company to cancel the promissory note and forgive the loan as a form of break-up fee, if the Company abandons the acquisition under certain circumstances.  The Company is actively engaged in the process of completing the acquisition but has not set a closing date.

In connection with this proposed acquisition, we have received a letter dated June 17, 2002, from legal counsel for Virage Logic Corporation (“Virage”) telling us that Virage intends to sue Atmos and us each for damages of US$30,000,000 and punitive damages of CAN$5,000,000 for entering into the letter of agreement in violation of certain contractual rights asserted by Virage.  We have informed Virage that we consider the matter to be a dispute between Virage and Atmos for which we are not responsible or liable.  To date, Virage has not initiated litigation.  We intend to vigorously defend any suit brought by Virage.

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

In addition, none of our licensees are under any obligation to incorporate our technology in any present or future product or to pursue the manufacture or sale of any product incorporating our technology. A licensee’s decision to complete a project or manufacture a product is subject to changing economic, marketing or strategic factors. The long development cycle of our licensees’ products increases the risk that these factors will cause the licensee to change its plans. In the past, some of our licensees have discontinued development of products incorporating our technology. These customers’ decisions were based on factors unrelated to our technology, but, as a result, it is unlikely that we will receive royalties in connection with those products. We expect that, from time to time, our licensees will discontinue a product line or cancel a product introduction, which could adversely affect our future operating results and business.

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

In 2001 and the first six months of 2002, we experienced a significant decline in revenue from sales of our stand alone memory chips and there is no assurance that we will regain the level of product revenue we have had in the past, and product revenue could decline further from current levels.

Product revenues since 1998, when we changed our business strategy, have represented 58%, 90% and 100% of our total revenues for 2001, 2000 and 1999, respectively. Our product revenues fell to $1.5 million for the six months ended June 30, 2002 from $7.1 million in the same period of 2001. The decline reflects a general weakness in demand for our customers’ products and a corresponding inventory correction that resulted in reduced purchases of our memory chips. We cannot assure you that our customers will increase their orders for our memory chips in future periods.

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

Currently, our licensing and royalty revenue is highly concentrated. For the six months ended June 30, 2002, two customers, who are both licensees, represented 28.1% and 15.5% of our total revenue. Two customers, one a purchaser of memory chips and the other a licensee, represented 21.7% and 18.6%, respectively, of our total revenue in 2001. Prior to 2001, only product customers accounted for our major customers. Revenue from one customer represented 26.2% of our total revenue in 2000, while two customers represented 16.4% and 10.9% of our total revenue in 1999. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might face credit risks associated with the concentration of our product revenue among a small number of licensees and customers. As of June 30, 2002, two customers represented 62% of total trade receivables. As of December 31, 2001, two customers accounted for 54% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of June 30, 2002, we held 44 patents in the United States, which expire at various times from 2011 to 2020, and 23 corresponding foreign patents. In addition, as of June 30, 2002, we had 17 patent applications pending in the United States and 21 pending foreign applications, and had received notice of allowance of six patent applications pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

Any acquisitions we make, such as our anticipated acquisition of Atmos Corporation, could disrupt our business and harm our financial condition.

As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have not made any acquisitions, although we have entered into a letter of agreement and are engaged actively in the process of acquiring Atmos. Acquisitions present a number of potential challenges that could, if not overcome, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company, including—

•                                          integration of the acquired employees, operations, technologies and products with our existing business and products;

•                                          focusing management’s time and attention on our core business;

•                                          retention of business relationships with suppliers and customers of the acquired company;

•                                          entering markets in which we lack prior experience;

•                                          retention of key employees of the acquired company; and

•           amortization of intangible assets, write-offs, stock-based compensation and other charges relating to the acquired business and our acquisition costs.

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

Dr. Fu-Chieh Hsu, our Chairman of the Board, President and Chief Executive Officer, Dr. Wingyu Leung, our Executive Vice President and Chief Technical Officer and Mark Eric Jones, our Vice President and General Manager each entered into a plan for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Plans for Drs. Hsu and Leung provide for the automatic sale of shares of common stock in 10,000 share blocks twice each week between January 28, 2002 and July 31, 2002. Mr. Jones’s plan provides for automatic weekly sales that vary from 2,000 to 10,000 shares per week between February 21, 2002 and February 28, 2003, depending on the market price of our stock. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions.  Under his plan, Dr. Hsu intended to sell 540,000 shares, but he cancelled his plan on February 25, 2002 after selling 90,000 shares in late January and February, 2002. Dr. Leung’s plan expired on July 31, 2002.  He sold 520,000 shares under his plan.  Mr. Jones’s plan remains in effect.

ITEM 3.  Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. The primary objective of our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximate $63,837,000 as of June 30, 2002, and have an average interest rate of approximately 2.157%, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

PART II — OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

On June 14, 2002, the Company amended an existing warrant held Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”) to acquire up to 1,200,000 shares of Common Stock at a per share exercise price of $6.50 that the Company had issued to TSMC on August 6, 1998.  The amended warrant issued to TSMC on June 14, 2002 was substantially identical to the warrant issued August 6, 1998, except that the June 14, 2002 warrant permitted TSMC to exercise the warrant on a “cashless,” or net, issue basis and prohibited TSMC from reselling or otherwise disposing the shares of Common Stock received upon exercise for a period of 180 days after exercise of the June 14, 2002 warrant.  The Company received no additional consideration from TSMC or any other person for the amendment of the warrant or the issuance of shares of common stock upon TSMC’s “cashless” exercise of the warrant.  No commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.  The amendment of the warrant and the issuance of shares of common stock upon exercise of the warrant were not registered under the Securities Act of 1933 in reliance upon Section 3(a)(9) and Section 4(2) of such Act.

The Securities and Exchange Commission declared the Company’s first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-43122) relating to the Company’s initial public offering of its common stock, effective on June 27, 2001. The initial public offering resulted in aggregate gross proceeds of $57,500,000, $4,025,000 of which was applied to the underwriting discount and approximately $1,921,000 of which was applied to related expenses. The Company realized approximately $51,554,000 after offering expenses. To date, the Company has not used any of the net proceeds of the offering. Following the completion of the offering, all series of the Company’s issued and outstanding preferred stock, par value $0.01, converted automatically into 12,731,446 shares of common stock with a par value of $0.01 per share.

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a)

The Annual Meeting of Stockholders of Monolithic System Technology, Inc. was held at 9:30 a.m. Pacific Daylight Time, on May 9, 2002 at the Company’s corporate headquarters located at 1020 Stewart Drive, Sunnyvale, California 94085.

The two proposals presented at the meeting were:

1.	To elect five members of the Board of Directors to hold office until the next Annual Meeting of Stockholders.

2.	To ratify the appointment of the accounting firm of Ernst & Young LLP as independent auditors for the Company for the fiscal years ending December 31, 2001 and 2002.

(b)

Each of the five individuals nominated to serve as a member of the Board of Directors was elected to hold office until the next Annual Meeting of Stockholders and received the number of votes set forth below:

Name	For	Withheld
Carl E. Berg	24,689,508	108,291
Fu-Chieh Hsu	20,994,141	3,803,658
Denny R.S. Ko	24,648,261	149,538
Wingyu Leung	20,990,350	3,807,449
Wei Yen	24,689,509	108,290

There were no abstentions or broker non-votes.

(c)

The ratification of the appointment of the accounting firm of Ernst & Young LLP as independent auditors for the Company for the fiscal years ending December 31, 2001 and 2002 was approved by the votes set forth below:

For	Against	Abstentions
24,766,214	31,470	115

ITEM 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certification of CEO and CFO

(b)	Reports on Form 8-K

On June 25, 2002, we filed a report on Form 8-K regarding the June 10, 2002 letter of agreement to acquire Atmos Corporation and the amendment and net exercise of a warrant to purchase common stock by TMSC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August14, 2002

/s/ Mark Voll

Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Duly Authorized and Principal Accounting Officer)