Form 10-Q
period 2002-09-30
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2002-11-14
CIK 890394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES ☒    NO ☐

        As of November 7, 2002, 30,200,820 shares of the Registrant's common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
September 30, 2002

INDEX

PART I—FINANCIAL INFORMATION			3
Item 1.	Financial Statements:		3
	a.	Condensed Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001	3
	b.	Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001 (Unaudited)	4
	c.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)	5
	d.	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		13
Item 3.	Qualitative and Quantitative Disclosure About Market Risk		31
Item 4.	Control and Procedures		32
PART II—OTHER INFORMATION			33
Item 2.	Changes In Securities and Use of Proceeds		33
Item 6.	Exhibits and Reports on Form 8-K		33
	Signatures		34

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,830	$47,363
Short-term investments	59,489	36,930
Accounts receivable, net	922	208
Inventories	1,240	1,693
Prepaid expenses and other current assets	3,523	1,506
Total current assets	81,004	87,700
Property and equipment, net	3,624	1,668
Goodwill	12,233	—
Other assets	428	93
Total assets	$97,289	$89,461
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$291	$254
Accrued expenses and other liabilities	1,956	1,820
Deferred revenue	500	3,283
Current portion of capital lease obligations	297	—
Total current liabilities	3,044	5,357
Long-term portion of capital lease obligations	27	—
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,181 shares and 29,492 shares issued and outstanding at September 30, 2002 and December 31, 2001	301	295
Additional paid-in capital	97,613	96,272
Notes receivable from stockholders	(15)	(253)
Deferred stock-based compensation	(1,236)	(1,406)
Accumulated other comprehensive income	114	16
Accumulated deficit	(2,559)	(10,820)
Total stockholders' equity	94,218	84,104
Total liabilities and stockholders' equity	$97,289	$89,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue:
Product	$784	$2,746	$2,325	$9,805
Licensing	2,756	1,919	7,260	4,387
Royalty	3,471	1,117	10,351	1,551
	7,011	5,782	19,936	15,743
Cost of net revenue:
Product	465	1,273	1,295	4,239
Licensing	448	208	1,099	447
	913	1,481	2,394	4,686
Gross profit	6,098	4,301	17,542	11,057
Operating expenses:
Research and development	1,666	1,217	4,487	3,218
Selling, general and administrative	1,258	1,236	3,437	3,553
Stock compensation based compensation expense	121	324	485	1,173
Total operating expenses	3,045	2,777	8,409	7,944
Net income from operations	3,053	1,524	9,133	3,113
Interest and other income	392	700	1,192	1,326
Income before income taxes	3,445	2,224	10,325	4,439
Provision for income taxes	(689)	(111)	(2,064)	(221)
Net income	$2,756	$2,113	$8,261	$4,218
Net income per share:
Basic	$0.09	$0.07	$0.28	$0.26
Diluted	$0.09	$0.07	$0.26	$0.15
Shares used in computing net income per share:
Basic	30,090	28,590	29,783	16,486
Diluted	30,686	30,554	31,249	27,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$8,261	$4,218
Adjustments to reconcile net income to net cash provided (used in) by operations:
Depreciation and amortization	858	591
Amortization of deferred stock-based compensation	485	1,173
Interest income on notes receivable from stockholders	(7)	(28)
Changes in current assets and liabilities:
Accounts receivable	(715)	135
Inventories	452	(807)
Prepaid expenses and other assets	(1,962)	410
Accounts payable	(751)	(719)
Accrued expenses and other liabilities	(755)	630
Deferred revenue	(2,783)	(1,671)
Net cash provided by (used in) operating activities	3,083	3,932
Cash flows from investing activities:
Purchase of property and equipment	(1,171)	(1,151)
Proceeds from maturity of short-term investments	128,228	—
Purchase of short-term investments	(150,690)	(15,498)
Purchase of long-term investments	—	(2,969)
Acquisition of business and related expenses, net of cash acquired	(11,955)	—
Net cash used in investing activities	(35,588)	(19,618)
Cash flows from financing activities:
Payment of note receivable from shareholder	246	—
Proceeds from issuance of common stock under stock options	726	1,307
Net proceeds from initial public offering of common stock	—	51,573
Net cash provided by financing activities	972	52,880
Net increase in cash and cash equivalents	(31,533)	37,194
Cash and cash equivalents at beginning of period	47,363	23,398
Cash and cash equivalents at end of period	$15,830	$60,592

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

        The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company's financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the Securities and Exchange Commission.

        In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other future period.

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

        Impairment of intangibles.    We routinely consider whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value. We may incur impairment losses in future periods if factors influencing our estimates change.

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

        From time to time, our licensees may cancel a project during the development phase. These cancellations occur beyond our control and are often caused by changes in market conditions or our licensee's business. Our contracts allow for us to retain the licensees cash payments received or to be received up to the point of cancellation. In the current quarter, $275,000 of licensing revenue was recognized from these cancelled projects compared to $0 in the third quarter of 2001. In the first nine months of this year, $804,000 of licensing revenue was recognized from cancelled projects compared to $400,000 in the first nine months of 2001. Revenues from these cancelled projects are realized up to the amount of cash collected if after a period of time no activity has taken place and completion of the contract is unlikely. In each instance, the Company has performed a sufficient portion of development services that would allow for it to recognize these services as revenue.

Accounts receivable

        If the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable. The Company has recorded $230,000 and $0 of unbilled contract receivable as of September 30, 2002 and December 31, 2001, respectively. Fees collected prior to revenue recognition are recorded as deferred contract revenue.

Inventory

        The Company states inventories at the lower of cost or market, determined using the first-in, first-out method. The Company's policy is to write down its obsolete or unmarketable inventory to the extent the cost exceeds the estimated market value. The Company bases the estimate on its assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in the estimates, additional inventory write-downs may be required. The Company's policy is to reflect any write-down of inventory in reported income for the period in which the facts giving rise to the inventory write-down become known.

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

        The following table presents the calculation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net income	$2,756	$2,113	$8,261	$4,218
Denominator:
Shares used in computing net income per share:
Basic	30,090	28,590	29,783	16,486
Employee stock options and unvested common stock outstanding	596	1,392	1,079	1,612
Warrants	—	572	387	752
Preferred stock	—	—	—	8,487
Diluted	30,686	30,554	31,249	27,337
Net income per share:
Basic	$0.09	$0.07	$0.28	$0.26
Diluted	$0.09	$0.07	$0.26	$0.15

Note 2. Inventories

        Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Work-in-process	$680	$1,297
Finished goods	560	396
	$1,240	$1,693

Note 3. Segment Information

        The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
United States	$2,279	$2,819	$6,960	$8,758
Japan	3,090	2,188	8,837	3,995
Other Asian Countries	1,395	753	3,475	2,629
Europe	247	22	664	361
Total	$7,011	$5,782	$19,936	$15,743

        A few customers account for a significant percentage of our total revenue. For the quarter ended September 30, 2002, NEC and UMC represented 40.1% and 14.6% of total revenue, respectively. In the third quarter of 2001, three customers, NEC, Cisco Systems, Inc., and, Celestica, Inc., represented 33.2%, 24.2% and 10.1% of our total revenue, respectively. For the nine months ended September 30, 2002, NEC, Nintendo and UMC represented 32.8%, 10.1% and 10.0% of total revenue, respectively. For the nine months ended September 30, 2001, our three largest customers, NEC, Cisco Systems, Inc., and Celestica, Inc., represented 22.4%, 20.7% and 10.6% of our total revenue, respectively. A substantial portion of our revenues has been derived from the royalties from the licenses of integrated circuits used by Nintendo in its GAMECUBE video game console. For the 3 months and 9 months ended September 30, 2002, royalty revenue related to the GAMECUBE represented 34.2% and 30.2%, respectively. For the 3 months and 9 months ended September 30, 2001, royalty revenue related to GAMECUBE represented 13.2% and 4.9%, respectively.

Note 4. Contingencies

        In the normal course of business, the Company from time to time may receive and make inquiries with regard to possible patent infringement. Management does not believe that any such patent infringement inquiries to date represent material contingencies.

Note 5. Comprehensive Income

        Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") requires the Company to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain charges in equity that are excluded from net income. The Company's only component of comprehensive income is unrealized gains on short-term investments for the three and nine months ended September 30, 2002 and 2001. Comprehensive income for the three months ended September 30, 2002 and 2001 was $2.8 million and $2.1 million, respectively, and for the nine months ended September 30, 2002 and 2001was $8.4 million and $4.3 million. Accumulated other comprehensive income was $114,000 and $16,000 for the quarter ended September 30, 2002 and the year ended December 31, 2001, respectively.

Note 6. Acquisition

Acquisition of ATMOS Corporation

        On August 30, 2002, the Company acquired ATMOS Corporation ("ATMOS"), a Canada based privately held company. ATMOS is a semiconductor memory company that focuses on creating high-density, compiler-generated embedded memory solution for System-on-a-Chip ("SoC") applications. The total purchase price for the acquisition of approximately $12.3 million has been accounted for under the purchase method of accounting for business combinations. The Company paid $11.7 million in cash along with a distribution of 26,843 shares of common stock to ATMOS employees with a combined total fair value of $12.0 million in exchange for all outstanding stock of ATMOS. Under the purchase method of accounting the common stock was valued using the Company's average stock price for the five-day period (two days before, day of and two days after) ending June 10, 2002, which was $11.47. Direct transaction costs related to the acquisition are estimated to be approximately $313,000. The Company loaned $500,000 to ATMOS under a promissory note due on July 31, 2002, which has been included in the cash portion of the purchase price.

        The Company issued options to purchase a total of 320,000 shares of MoSys stock to continuing ATMOS employees immediately following the closing. The exercise price of the MoSys options was equal to the closing price of a share of MoSys stock on the Nasdaq National Market at the close of business on the closing date of the acquisition. The options granted to ATMOS employees are subject to the terms of the MoSys 2000 Employee Stock Option Plan. Since the options issued were for post-acquisition services and not replacement awards for ATMOS options, the Company did not include the value in the total purchase price of the acquisition.

        The Company issued 34,900 shares of restricted stock and paid restricted cash of $153,000 to AMTOS continuing employees in exchange for outstanding stock of ATMOS. These transactions were accounted under compensation for post-combination services rather than additional purchase price as they are subject to future services. The shares and cash are subject to forfeiture in the event that the employees cease to be employed by MoSys. The Company recorded approximately $314,000 of unearned compensation related the restricted shares, which will be amortized over the vesting period of 36 months using the graded vesting method. The restricted cash shall cease to be restricted on the first anniversary of the closing date; therefore, it will be amortized over 12 months.

        As part of the closing agreement, the Company and Virage Logic Corporation agreed to a mutual release with respect to claims relating to the Company's acquisition of ATMOS in addition to potential claims under certain agreements and transactions between ATMOS and Virage Logic.

        The acquisition has been accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of ATMOS subsequent to the acquisition date. The purchase price has been allocated to the tangible assets acquired based on management's estimate of their fair values, and to the intangible assets acquired based on their estimated fair values as determined by an independent appraisal. The purchase price allocation is as follows (in thousands):

Tangible assets acquired:
Cash	$84
Prepaids and other assets	390
Fixed Assets	1,643

Total tangible assets	2,117
Total liabilities acquired	2,002

Intangible assets acquired:
Net tangible assets acquired	115
Goodwill	12,233

Total purchase price allocation	$12,348

        Goodwill will be reviewed annually for impairment based on estimated future undiscounted cash flows attributable to goodwill, or more frequently, if impairment indicators arise. In the event such cash flows are not expected to be sufficient to recover the recorded value of goodwill, it is written down to its estimated fair value. As of September 30, 2002, the Company believes that there were no impairment indicators regarding goodwill; therefore, no such charges have been recorded for the period ended September 30, 2002 related to the ATMOS acquisition.

Unaudited Pro Forma Information

        The following unaudited pro forma information presents the consolidated results of operations of the Company, as if the acquisitions of ATMOS had occurred at the beginning of the periods presented. The pro forma 2002 and 2001 results of operations combine the consolidated results of operations of the Company for the three months and nine months ended September 30, 2002 and 2001 with the historical results of operations of ATMOS for the two months and eight months ended September 30, 2002 and 2001, respectively. ATMOS operates as a wholly owned subsidiary of the Company, and our financial statements for the three months and nine months ended September 30, 2002 include the results of operations of ATMOS for the month of September. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the periods presented or of results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$7,011	$5,782	$20,039	$15,865
Net income	1,342	1,225	4,339	(48)
Net income per share:
Basic	$0.05	$0.04	$0.15	$—

Diluted	$0.04	$0.04	$0.14	$—

Note 7. Capital lease obligations

        The Company assumed capital lease obligations through acquisition of ATMOS. Equipment under capital lease arrangements included in property and equipment aggregated approximately $174,000 at September 30, 2002. Related accumulated depreciation was approximately $98,202 at September 30, 2002.

        Future minimum lease payments under capital leases are as follows (in thousands):

September 30, 2002
Capital Leases
Q4 2002	$229
2003	85
2004	12
2005	12
2006	—

Total minimum payments	338

Less amount representing interest	14

324
Less current portion	297

Long term portion	$27

Note 8. TSMC Warrant

        Pursuant to the terms of an Amended Common Stock Purchase Warrant (the "Warrant") for the purchase of 1,200,000 shares of our common stock at $6.50 per share, Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) on June 14, 2002 has exercised the Warrant on a "cashless," or net, basis by surrendering the Warrant and receiving 470,346 shares of common stock. Resale of these shares is subject to a lock-up agreement under which TSMC has agreed not to sell or otherwise dispose of the shares for a period of 180 days after June 14, 2002.

Note 9. Provision for Income Taxes

        The Company's provision for income taxes for the nine months ended September 30, 2002 was $2.1 million. We used an effective income tax rate of 20% for the third quarter of 2002 compared to a 5% effective tax rate used for the same period in 2001. Our effective tax rate increased due primarily to limitations on the utilization of certain net operating loss carryforwards and tax credits imposed under Internal Revenue Code section 382 for the year ended December 31, 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I., and other aspects of our business identified in the Company's most recent annual report on Form 10-K filed with the Securities and Exchange Commission and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "projects," or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

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

        As of September 30, 2002, we had signed agreements related to our 1T-SRAM technology with 35 companies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee's use of our 1T-SRAM technology, to run from 18 to 24 months.

        On August 30, 2002, we completed the acquisition of 100% of the outstanding stock of ATMOS Corporation ("ATMOS"), a Canada based privately held company. ATMOS is a semiconductor memory company that focuses on creating high-density, compiler-generated embedded memory solutions for SoC applications. The total purchase price for the acquisition was approximately $12.3 million was paid with a combination of $11.7 million in cash, 26,843 shares of our common stock issued to ATMOS employee with a combined total fair value of $12.0 million, and the assumption of liabilities. Under the purchase method of accounting the common stock was valued using the Company's average stock price for the five-day period (two days before, day of and two days after) ending June 10, 2002. The average price was $11.47. Direct transaction costs related to the acquisition are estimated to be approximately $313,000. The Company loaned $500,000 to ATMOS under a promissory note due on July 31, 2002, which has been included in the cash portion of the purchase price. ATMOS now operates as our wholly owned subsidiary and our financial statements for the three months and nine months ended September 30, 2002 include the results of operations and financial condition of ATMOS for the month of September 2002.

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

        Our license agreements involve long sales cycles, which make it difficult to predict when the agreements will be signed. We anticipate that licensing revenue will fluctuate from period to period and that it will be difficult to predict the timing and magnitude of such revenue. Webelieve that the amount of licensing revenues for any period is not necessarily indicative of results for any future period. Our future revenue results are subject to a number of factors, however, particularly those described in "Risk Factors," below.

        We recognized licensing revenue for the first time in the first quarter of 2000. Our licensing revenue consists of fees for providing circuit design, layout and design verification support to a licensee that is embedding our memory technology into its product. For some licensees, we also provide engineering support services to assist commencement of production of their products that utilize 1T-SRAM technology. Licensing fees range from several hundred thousand dollars to several million dollars, depending on the scope and complexity of the development project, the licensee's rights and the royalty to be paid under the agreement. The licensee generally pays licensing fees in installments at the beginning of the license and upon achieving certain milestones. All contracts entered into to date require us to meet performance specifications. For contracts involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer the recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue using the completed contract method. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the contracts involve performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the guidelines of the percentage of completion method. Labor costs incurred are used as a measure of progress towards completion. Under this accounting method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable. This impacted our revenue for the first time in the second quarter of 2002. We recorded $230,000 and $0 of unbilled contract receivable as of September 30, 2002 and December 31, 2001, respectively.

        Our license agreements are associated with lengthy and complicated engineering development projects, and so the completion of development and commencement of production may be difficult for us to predict. In addition, our licensees may cancel a project during the development phase. These cancellations are beyond our control. We believe they have occurred as a result of the licensees' responses to changing economic, marketing or strategic factors. Our contracts however, allow for us to retain the licensees' cash payments received and amounts owed for services rendered prior to the date of cancellation.

        From time to time, our licensees may cancel a project during the development phase. These cancellations occur beyond our control and are often caused by changes in market conditions or our licensee's business. Our contracts allow for us to retain the licensees cash payments received or to be received up to the point of cancellation. Revenues from these cancelled projects are realized up to the amount of cash collected if after a period of time no activity has taken place and completion of the contract is unlikely. In each instance, the Company has performed a sufficient portion of development services that would allow for it to recognize these services as revenue.

        Some of these cancelled contracts were entered into before the technical feasibility was established; therefore, costs associated with these contracts were already expensed prior to the revenue recognition occurred.

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

        The timing and level of royalties are likewise difficult to predict because they depend on the licensees' ability to market, produce and ship product that incorporates our technology. Under our licensing business model, our future revenue is tied to royalties on the production and sale of our licensees' products. Many of these products are consumer products, such as electronic game players, for which demand is seasonal and generally highest in the fourth quarter, which we would report in the first quarter of the following year. For a discussion of factors that could contribute to the fluctuation of our revenues, please see "Risk Factors—Our lengthy licensing cycle and our licensees' lengthy development cycles will make the operating results of our licensing business difficult to predict."

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

        The semiconductor industry is currently experiencing a difficult economic environment. Most of our memory chip sales are made to communications equipment manufacturers, which experienced a sharp economic downturn in 2001. Our product revenues for the third quarter of 2002 were only 29% of our product revenues for the same quarter of last year. We have limited visibility of our customer's chip requirements in 2002 and anticipate a continuing low level of product revenue.

        A few customers account for a significant percentage of our total revenue. For the quarter ended September 30, 2002, NEC and UMC represented 40.1% and 14.6% of total revenue, respectively. In the third quarter of 2001, three customers, NEC, Cisco Systems, Inc., and, Celestica, Inc., represented 33.2%, 24.2% and 10.1% of our total revenue, respectively. For the nine months ended September 30, 2002, NEC, Nintendo and UMC represented 32.8%, 10.1% and 10.0% of total revenue, respectively. For the nine months ended September 30, 2001, our three largest customers, NEC, Cisco Systems, Inc., and Celestica, Inc., represented 22.4%, 20.7% and 10.6% of our total revenue, respectively. For information regarding revenues received by us in the three months and nine months ended September 30, 2002 and 2001 from customers residing in the United States or residing in a foreign country, please refer to note 3, "Segment Information," of Notes to Condensed Consolidated Financial Statements. All of our sales are denominated in U.S. dollars.

        Cost of Revenue.    Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

        Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technology. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee's integrated circuit and may include engineering support to assist in the commencement of production of a licensee's products. If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which we incur the engineering expense. If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering costs does not exceed the amount of the related licensing revenues, these costs are deferred on a contract-by-contract basis from the time we have established technological feasibility of the product to be developed under the license. Technological feasibility is established when we have completed all activities necessary to demonstrate that the licensee's product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized. However, for the contracts entered into prior to establishing technical feasibility, we do not defer development costs related to these contracts, but rather expense these costs in the period they are incurred. Consequently, upon completion of these contracts, we recognize related revenue from these contracts without any corresponding costs. There are no reported costs associated with royalty revenue.

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

        Inventory.    We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any write-down of inventory in reported income for the period in which the facts giving rise to the inventory write-down become known.

        Impairment of intangibles.    We routinely consider whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value. We may incur impairment losses in future periods if factors influencing our estimates change.

Results of Operations

Three Months Ended September 30, 2002 and 2001

        Revenue.    Total revenue increased to $7.0 million for the three months ended September 30, 2002 from $5.8 million for the three months ended September 30, 2001. Product revenue, however, decreased to $784,000 in the third quarter of 2002 from $2.7 million in the same period of 2001, and was 11.2% of total revenue in the third quarter of 2002, compared to 47.5% in the same period in 2001. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips. Licensing revenue increased to $2.8 million in the third quarter of 2002 from $1.9 million in the same period of 2001, as we recognized more revenue from an increased number of new licensees. Licensing revenue was 39.3% of total revenue in the third quarter of 2002, compared to 33.2% in the same period in 2001.

        In the three months ended September 30, 2002, royalty revenue increased to $3.5 million from $1.1 million in the same period of 2001, and represented 49.5% of total revenue in the third quarter of 2002, compared to 19.3% for the same period in 2001. Royalty revenue for the three months ended September 30, 2002 and 2001was derived primarily from the sales of NEC memory chips to Nintendo for the GAMECUBE video game console. Additional royalty revenue was earned from several other licensees.

        Gross Profit.    Gross profit increased to $6.1 million in the three months ended September 30, 2002 from $4.3 million in the same period of 2001. Gross profit as a percentage of total revenue increased to 87.0% in the third quarter of 2002 from 74.4% in the same period of 2001. The increases in gross profit and gross profit percentage resulted from our much higher proportion of royalty revenue and lower product revenue. Product gross margin as a percentage of product revenue declined to 40.7% in the third quarter of 2002 compared to 53.6% in the same quarter of 2001. This decline occurred because there were far fewer units of product shipped in the third quarter of 2002 while total manufacturing fixed costs were similar in both periods. Licensing gross profit declined to 83.7% in the third quarter of 2002 compared to 89.2% in the same period of 2001.

        In the third quarter of 2002, 19.2% of our licensing revenue came from the contracts accounted under the completed contract method compared to 78.2% of licensing revenue in the same quarter of 2001. These contracts were entered into before the technical feasibility was established; therefore, costs associated with these contracts were already expensed prior to the recognition of revenue occurring. In the third quarter, we recognized revenue on the last of these remaining completed contracts, and, therefore, expect the gross margin percentage from future licensing revenue to be lower than the current level.

        Research and Development.    Research and development expenses increased to $1.7 million in the third quarter of 2002 from $1.2 million in the same period of 2001, as we added engineering staff to support the continued development of our 1T-SRAM technology including $243,000 of expenses from ATMOS, and expanding licensing activities. Research and development expenses as a percent of total revenue were 23.8% and 21.0% for the quarters ended September 30, 2002 and 2001, respectively.

        Selling, General and Administrative.    Selling, general and administrative expenses were increased slightly to $1.3 million in the third quarter of 2002 from $1.2 million in the same period 2001 as increases in administrative, sales and marketing staff expenses were offset by lower product sales commissions in each period. Selling, General and Administrative expenses as a percentage of total revenue were 17.9% and 21.4% for the quarters ended September 30, 2002 and 2001, respectively.

        Interest and Other Income.    Interest and other income, which were earned primarily from interest on short-term investments, decreased to $392,000 in the third quarter of 2002 from $700,000 in the same quarter of 2001. The decrease was due to a decline in interest rates. Interest and other income as a percent of total revenue were 5.6% and 12.1% for the quarters ended September 30, 2002 and 2001, respectively.

        Provision for Income Taxes.    The provision for income taxes increased to $689,000 in the third quarter of 2002 from $111,000 in the same period of 2001. We used an effective income tax rate of 20% for the third quarter of 2002 compared to a 5% effective tax rate used for the same period in 2001. Our effective tax rate increased due primarily to limitations on the utilization of certain net operating loss carryforwards and tax credits imposed under Internal Revenue Code section 382 which will apply to the current tax year ending December 31, 2002. For the remainder of 2002, we anticipate that our effective income tax rate will be less than the full applicable corporate income tax rate but higher than last year's for financial reporting purposes.

Nine Months Ended September 30, 2002 and 2001

        Revenue.    Total revenue increased to $19.9 million for the nine months ended September 30, 2002 from $15.7 million in the same period of 2001. Product revenue, however, decreased to $2.3 million in first nine months of 2002 from $9.8 million in the same period of 2001. Product revenue was 11.7% of total revenue for the first nine months of 2002 compared to 62.3% in the same period in 2001. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips. Licensing revenue increased to $7.3 million in the first nine months of 2002 from $4.4 million in the same period of 2001 because we recognized more revenue from an increased number of new licensees. Licensing revenue was 36.4% of total revenue during the nine months ended September 30, 2002, compared to 27.9% in the same period in 2001.

        In the nine months ended September 30, 2002, royalty revenue increased to $10.0 million from $1.6 million in the same period of 2001, and was 51.9% of total revenue, compared to 9.9% in the same period in 2001. Royalty revenue for the nine months ended September 30, 2002 and 2001was derived primarily from the sales of NEC memory chips to Nintendo for the GAMECUBE video game console. Additional royalty revenue was earned from several other licensees.

        Gross Profit.    Gross profit increased to $17.5 million in the nine months ended September 30, 2002 from $11.1 million in the same period of 2001. Total gross profit as a percentage of total revenue increased to 88.0% in the first half of 2002 from 70.2% in the same period of 2001. The increases in gross profit and gross profit percentage resulted from our much higher proportion of royalty revenue and lower product revenue. Product gross margin as a percentage of product revenue declined to 44.3% in the first nine months of 2002 compared to 56.8% in the same period of 2001. This decline occurred because there were far fewer units of product shipped in the first nine months of 2002 while total manufacturing fixed costs were similar in both periods. Licensing gross profit declined to 84.9% in the first nine months of 2002 compared to 89.8% in the same period of 2001.

        In the first nine months of 2002, 25.2% of our licensing revenue came from the contracts accounted under the completed contract method compared to 77.0% of licensing revenue in the same period of 2001. These contracts were entered into before technical feasibility was established; therefore, costs associated with these contracts were already expensed prior to the recognition of revenue occurring. In the third quarter, we recognized revenue on the last of these remaining completed contracts, and, therefore, expect the gross margin percentage from future licensing revenue to be lower than the current level.

        Research and Development.    Research and development expenses increased to $4.5 million in the nine months ended September 30, 2002 from $3.2 million in the same period of 2001. The increases resulted from added engineering staff, expanded licensing activities, and expenses from ATMOS. Research and development expenses as a percent of total revenue were 22.5% and 20.4% for the nine months ended September 30, 2002 and 2001, respectively.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased to $3.4 million in the first nine months of 2002 from $3.6 million in same period of 2001. This decrease resulted primarily from a reduction of a portion of a bad debt reserve, which was no longer required, as well as lower product sales commissions, however, we increased administrative, sales and marketing staff expenses during the first nine months of 2002. Selling, general and administrative expenses as a percent of total revenue were 17.2% and 22.6% for the nine months ended September 30, 2002 and 2001, respectively.

        Interest and Other Income.    Interest and other income decreased to $1.2 million in the first nine months of 2002 from $1.3 million in the same period of 2001. The decrease was due to lower interest rates during the first nine months of 2002 offset by higher average cash balances. Interest and other income as a percent of total revenue were 6.0% and 8.4% for the nine months ended September 30, 2002 and 2001, respectively.

        Provision for Income Taxes.    The provision for income taxes increased to $2.1 million in the first nine months of 2002 from $221,000 in the same period of 2001. We used an effective income tax rate of 20% for the first nine months of 2002 compared to a 5% effective tax rate used for the same period in 2001. For the remainder of 2002, we anticipate that our effective income tax rate will be less than the full applicable corporate income tax rate but higher than last year's for financial reporting purposes.

Liquidity and Capital Resources

        As of September 30, 2002, we had cash and cash equivalents of $15.8 million and short-term investments of $59.5 million. Our primary capital requirements are for working capital. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales has lessened the volatility of our business and generally has enabled us to steadily improve our cash position.

        Net cash provided by operating activities was $3.1 million for the nine months ended September 30, 2002 compared to $3.9 million for the same period of 2001, as we achieved higher net income in 2002 but reduced deferred revenue and increased prepaid expenses and other assets. For the first nine months of 2001, a reduction in deferred revenue, increased inventory purchases and a decrease in accounts payable offset by net income and amortization of deferred stock-based compensation resulted in net cash provided by operating activities of $3.9 million.

        Net cash used in investing activities was approximately $35.6 million and $19.6 million for the first nine months ended September 30, 2002 and 2001, respectively. Net cash used in investing activities for the first nine months of 2002 consisted primarily of purchases of short-term marketable securities and expenses related to the acquisition of AMTOS. Net cash used in investing activities for the first nine months of 2001 consisted primarily of purchases of short-term marketable securities. We also used cash to acquire equipment and licenses for engineering design software.

        Net cash provided by financing activities was $972,000 and $52.9 million for the first nine months ended 2002 and 2001, respectively. Most of the cash provided by financing activities for the first nine months of 2002 consisted of proceeds received from the exercise of employee options to purchase common stock. Net cash provided by financing activities for the first nine months of 2001consisted primarily of net proceeds from our initial public offering of $51.6 million.

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

  •
  variations in manufacturing yields, materials costs and other manufacturing risks; and

  •
  acquisitions of other businesses, such as ATMOS.

        We expect that our current cash and investments, together with our existing capital and cash generated from operations, if any, will be sufficient to meet our capital requirements for the foreseeable future, including funds needed for the integration of ATMOS. We expect that a licensing business such as ours generally will require less cash to support operations after multiple licensees begin to ship products and pay royalties. However, we cannot be certain that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we might need to raise additional funding through public or private financing. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition.

        We have contractual cash obligations under a non-cancelable operating lease for our office spaces and capital lease commitments related to equipment assumed through acquisition of ATMOS. The following table summarizes the contractual cash obligations as of September 30, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(amount in thousands)
Operating Lease Obligations	$4,156	$1,125	$2,483	$548	$—
Capital Lease Obligations	324	297	27	—	—

Total Contractual Commitments	$4,480	$1,422	$2,510	$548	$—

        There are no other purchase commitments.

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

        We expect that royalty revenue will be highly concentrated among a few licensees for the foreseeable future. In particular, a substantial portion of our licensing revenue in 2001 and to date in 2002 has come from the licenses for integrated circuits to be used by Nintendo in its GAMECUBE and we expect the same source to represent a substantial portion of royalty revenue in 2003. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. We cannot assure you that Nintendo's sales of product incorporating our technology will increase or remain at current levels and that we will continue to receive significant royalty revenue from Nintendo.

        Currently, our licensing and royalty revenue is highly concentrated. For the quarter ended September 30, 2002, NEC and UMC represented 40.1% and 14.6% of total revenue, respectively. For the nine months ended September 30, 2002, three customers, who are licensees, represented 32.8%, 10.1% and 10.0% of our total revenue. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

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

In 2001 and the first nine months of 2002, we experienced a significant decline in revenue from sales of our stand alone memory chips and there is no assurance that we will regain the level of product revenue we have had in the past, and product revenue could decline further from current levels.

        Product revenues since 1998, when we changed our business strategy, have represented 58%, 90% and 100% of our total revenues for 2001, 2000 and 1999, respectively. Our product revenues fell to $2.3 million for the nine months ended September 30, 2002 from $9.8 million in the same period of 2001. The decline reflects a general weakness in demand for our customers' products and a corresponding inventory correction that resulted in reduced purchases of our memory chips. We cannot assure you that our customers will increase their orders for our memory chips in future periods.

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

        We might face credit risks associated with the concentration of our product revenue among a small number of licensees and customers. As of September 30, 2002, three customers represented 65% of total trade receivables. As of December 31, 2001, two customers accounted for 54% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of September 30, 2002, we held 48 patents in the United States, which expire at various times from 2011 to 2020, and 23 corresponding foreign patents. In addition, as of September 30, 2002, we had 14 patent applications pending in the United States and 21 pending foreign applications, and had received notice of allowance of six patent applications pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

Any acquisitions we make, such as our acquisition of ATMOS Corporation, could disrupt our business and harm our financial condition.

        As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have made only one acquisition, which was ATMOS. Acquisitions present a number of potential challenges that could, if not overcome, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company, including—

  •
  integration of the acquired employees, operations, technologies and products with our existing business and products;

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

        Dr. Fu-Chieh Hsu, our Chairman of the Board, President and Chief Executive Officer, Dr. Wingyu Leung, our Executive Vice President and Chief Technical Officer and Mark Eric Jones, our Vice President and General Manager each entered into a plan for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Plans for Drs. Hsu and Leung provided for the automatic sale of shares of common stock in 10,000 share blocks twice each week between January 28, 2002 and July 31, 2002. Mr. Jones's plan provides for automatic weekly sales that vary from 2,000 to 10,000 shares per week between February 21, 2002 and February 28, 2003, depending on the market price of our stock. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions. Under his plan, Dr. Hsu intended to sell 540,000 shares, but he cancelled his plan on February 25, 2002 after selling 90,000 shares in late January and February 2002. Dr. Leung's plan expired on July 31, 2002. He sold 520,000 shares under his plan. Mr. Jones's plan remains in effect.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

        Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. The primary objective of our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximate $59,489,000 as of September 30, 2002, and have an average interest rate of approximately 2.2%, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

ITEM 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

(b)
Changes in internal controls

        There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

        On June 14, 2002, the Company amended an existing warrant held Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") to acquire up to 1,200,000 shares of Common Stock at a per share exercise price of $6.50 that the Company had issued to TSMC on August 6, 1998. The amended warrant issued to TSMC on June 14, 2002 was substantially identical to the warrant issued August 6, 1998, except that the June 14, 2002 warrant permitted TSMC to exercise the warrant on a "cashless," or net, issue basis and prohibited TSMC from reselling or otherwise disposing the shares of Common Stock received upon exercise for a period of 180 days after exercise of the June 14, 2002 warrant. The Company received no additional consideration from TSMC or any other person for the amendment of the warrant or the issuance of shares of common stock upon TSMC's "cashless" exercise of the warrant. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. The amendment of the warrant and the issuance of shares of common stock upon exercise of the warrant were not registered under the Securities Act of 1933 in reliance upon Section 3(a)(9) and Section 4(2) of such Act.

        The Securities and Exchange Commission declared the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-43122) relating to the Company's initial public offering of its common stock, effective on June 27, 2001. The Company realized approximately $51,554,000 after offering expenses. To date, the Company has not used any of the net proceeds of the offering. Following the completion of the offering, all series of the Company's issued and outstanding preferred stock, par value $0.01, converted automatically into 12,731,446 shares of common stock with a par value of $0.01 per share.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

  None

(b)
Reports on Form 8-K

  On September 10, 2002, the Company filed a report on Form 8-K regarding the completion of the ATMOS acquisition. On November 13, 2002, the Company filed a report on Form 8-K/A regarding the historical financial statements of ATMOS and unaudited pro forma financial information.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: November 14, 2002

/s/ MARK VOLL Vice President, Finance and Administration, Chief Financial Officer and Secretary (Duly Authorized and Principal Accounting Officer)

CERTIFICATION OF CEO AND CFO PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
§ 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Monolithic System Technology, Inc. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Fu-Chieh Hsu, Chairman of the Board and Chief Executive Officer of the Company, and Mark Voll, Vice President, Finance and Administration, Chief Financial Officer and Secretary of the Company, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

        (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ FU-CHIEH HSU Fu-Chieh Hsu Chairman of the Board and Chief Executive Office November 14 , 2002
/s/ MARK VOLL Mark Voll Vice President, Finance and Administration, Chief Financial Officer and Secretary November 14 , 2002

        This certification accompanies this Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, or otherwise required, be deemed filed by the Company for purposes of § 18 of the Securities Exchange Act of 1934, as amended.

CERTIFICATE PURSUANT TO
RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

I, Fu-Chieh Hsu, certify that:

        1.    I have reviewed this Quarterly Report on Form 10-Q of Monolithic System Technology, Inc. (the "Company") for the quarterly period ended September 30, 2002;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying offices and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FU-CHIEH HSU Fu-Chieh Hsu Chairman of the Board and Chief Executive Officer

CERTIFICATE PURSUANT TO
RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

I, Mark Voll, certify that:

        1.    I have reviewed this Quarterly Report on Form 10-Q of Monolithic System Technology, Inc. (the "Company") for the quarterly period ended September 30, 2002;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying offices and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MARK VOLL Mark Voll Vice President of Finance and Chief Financial Officer

QuickLinks

MONOLITHIC SYSTEM TECHNOLOGY, INC. FORM 10-Q September 30, 2002 INDEX
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
MONOLITHIC SYSTEM TECHNOLOGY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
  ITEM 4. Controls and Procedures
  PART II—OTHER INFORMATION
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 6. Exhibits and Reports on Form 8-K
Signatures
CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO § 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATE PURSUANT TO RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934
CERTIFICATE PURSUANT TO RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934