Form 10-K
period 2002-12-31
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2003-03-26
CIK 890394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2002, or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 28, 2002 was approximately $158,200,000 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        As of February 28, 2003, 30,319,813 shares of the registrant's common stock, $0.01 per value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2003, and to be filed pursuant to regulation 14A are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

MoSys®, MultiBank® and 1T-SRAM® are our trademarks. Product names, trade names and trademarks of other companies are also referred to in this report.

Item 1. Business

Company Overview

        We design, develop, license and market memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T- SRAM, that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits. We also sell memory chips based on our 1T-SRAM technology. The sale of our 1T-SRAM memory chips supports the future development and marketing of our 1T-SRAM technologies to licensees.

        Using elements of our existing memory technology as a foundation, we completed development of our first memory chips incorporating our 1T-SRAM technologies in the fourth quarter of 1998. Through the second quarter of 2001, almost all of our revenue was generated by product sales of our memory chips. Since then, however, licensing and royalty revenues have represented the majority of our revenues, a trend that we expect will continue for the foreseeable future. We generate revenue from intellectual property licensing, which consists of licensing revenue and royalty revenue. Our licensing revenue consists of fees paid for engineering development and engineering support services. We are entitled to receive royalties under each of our licensing agreements when our licensees manufacture or sell products that incorporate our technology.

        We signed our first license agreement related to our 1T-SRAM technologies at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technologies for the first time in the first quarter of 2000. In 2001, we introduced enhancements to the original technology with 1T-SRAM-M, a lower power version and 1T-SRAM-R, a version offering improved quality and reliability features. In 2002, we introduced 1T-SRAM-Q, which offers twice the density of our original technology.

        As of December 31, 2002, we had signed license agreements related to our 1T-SRAM technologies with 31 companies. Generally, we expect our licensing sales cycle, or the period from our initial discussion with a prospective licensee to a signed agreement, to run from three to six months. Licensing revenue from developing and delivering 1T-SRAM designs to the licensee will generally be recognized over a period of 6 to 12 months. If a licensee subsequently uses the 1T-SRAM design, we would not expect to receive any royalty payments until 18 to 24 months after the commencement of the project.

        On August 30, 2002, we completed the acquisition of 100% of the outstanding stock of ATMOS Corporation, a Canada based privately held company focused on creating high-density, compiler-generated embedded memory solutions. In December 2002, we announced our first 1T-SRAM compiler for 0.15-micron standard logic processes available for the leading foundries. The compiler, a software program that allows semiconductor designers to configure memories to meet their design specifications, is a direct result of our acquisition of ATMOS. We believe this compiler allows broader distribution of our 1T-SRAM technologies by making them available for semiconductor design applications for which custom 1T-SRAM designs may not be cost effective.

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

        Additionally, to avoid the high cost of substantial redesigns, semiconductor companies should use technology, that is scalable, which means it can be readily incorporated into multiple generations of manufacturing process technologies. Process technology generations are distinguished in terms of the dimension of the integrated circuit's smallest topographical features, as measured in microns (one millionth of a meter). The semiconductor industry has continuously developed advanced process technologies that enable the reduction of silicon area on integrated circuits and consequently lower costs. The industry is predominantly using 0.25-micron, 0.18-micron and 0.15-micron manufacturing process technology today. However, current designs are now being implemented in 0.13-micron manufacturing process technology, and are expected to migrate to 0.09-micron manufacturing process technology in the future.

Importance of Integration

        For decades, the semiconductor industry has continuously increased the value of integrated circuits by improving their density, power consumption, speed and cost. The main driver for these improvements has been the success of shrinking the size of the basic semiconductor building block, or transistor. Transistors have become small enough to make it economical to combine multiple functions, such as microprocessors, memory, analog components and digital signal processors, on a single integrated circuit, in what is commonly referred to as System-on-a-Chip, or SOC. Highly integrated circuits such as SOCs often offer advantages in density, power consumption, speed and cost that cannot be matched using separate, discrete integrated circuits. SOCs are essential for most electronic products, such as cellular phones, video game consoles, communication and networking equipment and internet appliances, to achieve increasing performance requirements at a reasonable cost.

Importance of Embedded Memory

        Historically, semiconductor companies implemented memory in separate integrated circuits. Rather than using separate memory chips, semiconductor companies today are embedding memory on highly integrated circuits in order to optimize performance and size. At the same time, the increasing sophistication of electronic products is driving a rapid increase in the amount of memory required. Current industry estimates are that more than half of the chip area of a SOC is comprised of embedded memory.

        The high cost of incorporating the memory component represents a major challenge to achieving high levels of integration. Embedded memories account for an increasing percentage of the size of a highly integrated circuit and is often the slowest or limiting function in the circuit. Not only must integrated circuits contain a larger amount of embedded memory, this memory must be dense enough to be economically attractive and must offer sufficiently high speed and low power consumption. Embedded memory has become a crucial design consideration for determining the overall cost and performance of highly integrated circuits and the growing number of electronic products in which they are incorporated.

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

Our Solution

        We have developed an innovative memory technology, 1T-SRAM memory, which provides major advantages over traditional SRAM in density, power consumption and cost, thus making it more economical for designers to incorporate large amounts of embedded memory in their designs. In addition, our 1T-SRAM technologies offer all the benefits of traditional SRAM, such as high speed, simple interface and ease of manufacturability. Its core circuitry is already production proven in millions of our memory chips and offers integrated circuit designers the following characteristics compared to traditional SRAM:

Parameters	Typical Characteristics of 1T-SRAM technology vs. traditional SRAM
Density	Using 50% to 70% less silicon for the same amount of memory
Cost	50 to 70% less cost for the same amount of memory
Power	Consumes less than one-quarter the power when operating at the same Consumption speed
Speed	Provides speeds equal to or greater than those offered by traditional SRAM, especially for larger memory sizes

        Our 1T-SRAM technologies can achieve these advantages while utilizing standard logic manufacturing processes and providing the simple, standard SRAM interface that designers are accustomed to today.

High Density

        Embedded memory utilizing our 1T-SRAM technologies is typically two to three times denser than traditional SRAM. Increased density enables manufacturers of electronic products, such as cellular phones and video game consoles, to incorporate additional functionality into a single integrated circuit, resulting in overall cost savings. Semiconductor designers can take advantage of the high density of our 1T-SRAM technologies and embed large quantities of high-performance memory and other components that in the past might not have been feasible.

Low Power Consumption

        Embedded memory utilizing our 1T-SRAM technologies can consume as little as one-quarter the power and generates less heat than traditional SRAM when operating at the same speed. This feature facilitates longer battery life and reliable operation using lower-cost packaging.

High Speed

        Embedded memory utilizing our 1T-SRAM technologies typically provides speeds equal to or greater than the speeds of traditional SRAM, especially for larger memory sizes. Our 1T-SRAM memory can sustain random access cycle times of less than three nanoseconds. In today's 0.13-micron manufacturing process technology, our 1T-SRAM technologies can operate with a random access frequency in excess of 400 megahertz for multi-megabit memory.

Manufacturing Process Independence

        We have been able to implement our technology without requiring the manufacturer to make any significant changes to either standard logic or alternative manufacturing processes. 1T-SRAM's portability, or the ease with which it can be implemented in different semiconductor manufacturing facilities, has been proven operational in the fabrication of chips at Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, United Microelectronics Corporation, or UMC, and Chartered Semiconductor Manufacturing Ltd., the world's three largest independent foundries. 1T-SRAM's scalability, or the ease with which it can be implemented in different generations of manufacturing processes, has already been demonstrated in the fabrication of chips in 0.25-micron, 0.22-micron, 0.18-micron, 0.15-micron and 0.13-micron process generations. We expect our technology to continue to scale readily to future process generations. This portability and scalability provides for wide availability, inexpensive implementation and quick product time to market for our licensees.

Simplicity of Interface

        Our 1T-SRAM technologies' internal circuitry connects to the simple, standard SRAM interface that designers are accustomed to today. Our use of this standard high-performance interface minimizes design time, thus optimizing time to market for our licensees. This simple interface also helps minimize the risk that integrated circuit designs will not operate according to specifications.

Our Strategy

        Our goal is to establish our 1T-SRAM technologies as the standard for the embedded memory in SOC applications. We intend to achieve this goal by licensing our technology on a non-exclusive and worldwide basis to foundries, semiconductor companies and electronic product manufacturers.

        The following are integral aspects of our strategy.

Target Large and Growing Markets

        We target the large and growing market for system-on-a-chip applications. We offer our 1T-SRAM technologies that offer chip designers improved performance in embedded memories thus optimizing the cost and performance of the SOC.

        Although our 1T-SRAM technologies are applicable to many markets, we presently focus on the rapidly growing consumer electronics and communications electronics sectors. These sectors increasingly require embedded memory solutions with higher density, lower power consumption, higher speeds and lower cost. We will also focus over the longer term on other markets that are projected to achieve strong, long-term growth.

Work Closely with Semiconductor Companies and Foundries to Deliver Optimal Technology Solutions

        We intend to continue to work closely with semiconductor companies to gain broad and detailed insight into their own and their customers' current and next-generation technology requirements. This insight helps us identify trends and focus our development efforts on optimizing our technology solution, resulting in shorter product time to market and lower costs.

        We also plan to qualify and license our technology with the leading foundries. Our close relationships with these foundries allow us insight into changing market requirements and access to advance manufacturing processes.

Extend our Technology Offerings

        Our goal is to continue to enhance our 1T-SRAM technologies and increase our share of the embedded memory market. We will continue to develop our technology in order to offer even higher-density, lower-power consumption, higher-speed and lower-cost designs for our licensees. As such, we continue to invest heavily in research to develop more advanced memory technologies and since the introduction of 1T-SRAM in 1998, we have since offered the following improved versions of the technology:

  •
  1T-SRAM-R, a version that includes Transparent Error Correction™ (TEC), which automatically corrects memory errors during operation, including soft errors caused by high-energy particles, and eliminates the need for laser repair in manufacturing test. This is accomplished without adding silicon area or cost. Introduced in November 2001, our 1T-SRAM-R has now become the standard for most of our licensing activities.

  •
  1T-SRAM-M, a lower power version that is well suited to particular applications requiring very low operating and standby power, such as cell phone handsets, PDAs and other consumer wireless devices. We introduced 1T-SRAM-M in April 2001.

  •
  1T-SRAM-Q, an extended density memory that has twice the density of the original version of our technology and up to four times the density of traditional SRAM. We introduced 1T-SRAM-Q in December 2002.

        We also are currently developing new generations of our 1T-SRAM technologies in the 0.09-micron manufacturing process and intend to continue developing our technologies for future processes.

Focus on Higher-Margin Licensing Model

        The licensing of our intellectual property consists of licensing and royalty revenues. Typically, licensing revenue produces higher gross margins than can be achieved from the sale of our memory chips. Royalty received from our licensees has no associated cost. Therefore, we intend to focus on the licensing of our intellectual property as the major source of our future revenue.

Leverage Memory Chips to Demonstrate Technology to Licensees

        Prior to 2002, revenue from the sale of memory chips has constituted a majority of our historical revenue. We expect to continue to generate 1T-SRAM memory chip revenue, as these products serve to demonstrate the manufacturability of our 1T-SRAM technologies to our licensees. Our direct involvement in these products also helps to keep our research and development efforts focused on delivering leading-edge technologies and meeting industry requirements.

Licensing and Distribution Strategy

        We offer our technology on a non-exclusive and worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships.

Technology Licensing

        We license our technology to semiconductor companies who incorporate our technology into integrated circuits that they then sell to customers. We also license our technology to electronic product manufacturers, who then require their suppliers to adopt our technology. In addition, we engage in joint marketing activities with foundries, intellectual property companies and design companies to promote our technology to a wide base of customers. These distribution channels have broadened the acceptance and availability of our technology in the industry. As our technology becomes available through an increasing number of channels, we believe it will be less likely that customers will have to alter their procurement practices in order to acquire our technology. We intend to continue to expand significantly this base of strategic relationships to further proliferate our technology.

        We form product development and licensing relationships directly with semiconductor companies and electronic product manufacturers. Generally, we require the prospective licensee to identify one or more specific projects for the use of our technology. The prospective licensee's implementation of our 1T-SRAM technologies typically includes customized development. Usually, these relationships involve both engineering work to implement our technology in the specified product and licensing the technology for manufacture and sale of the product. Although the precise terms of each agreement vary, every agreement provides for the payment of contract fees to us at the beginning of the contract and the joint development of specifications and initial product design and engineering. The agreements usually provide for payment of contract fees to us upon the achievement of specified development milestones. The agreements also often provide for the payment of additional contract fees if we provide engineering support services related to the manufacture of the product. License agreement royalty provisions require the payment of royalties to us based on future sale or manufacture of products utilizing our 1T-SRAM technologies. Generally, our licenses grant rights only to use our technology as modified for the project covered by the license agreement or amendment. Usually, the license is nontransferable, nonexclusive and generally can be sublicensed, if at all, only to subsidiaries. Our license agreements generally have a fixed five-year term and are subject to renewal.

        Some of our agreements cover both the development and licensing aspects of the technology relationship. In other cases, we enter into an agreement with the prospective licensee covering only our initial project development work, non-refundable contract fees and a summary of acceptable license terms, including royalties, and subsequently enter into a separate comprehensive license agreement if the prospective licensee decides to complete development of its project. Each new project requires a separate agreement or an addendum to modify an existing agreement.

        Not all of our technology relationships will result in the manufacture and sale of royalty-bearing products by our licensees, from which we expect to earn most of our revenues in the future. Therefore, to increase the number of royalty-generating license agreements for our 1T-SRAM technologies, an important element of our strategy is to offer these technologies broadly in order to establish it as an industry standard.

        We have license agreements with many companies, including Analog Devices, Applied Micro Circuits Corporation, Broadcom, Conexant, eSilicon, Hitachi, Hudson Soft, LG Electronics, LSI Logic, Marvell, Matsushita Communication Industrial, Motorola, National Semiconductor, NEC, Nintendo, Philips, Pixelworks, Pixim, SONY, Stepmind, Switchcore, TSMC, UMC, and Via Technologies.

        We have formed joint marketing relationships with dedicated foundries such as TSMC, UMC and Chartered Semiconductor Manufacturing Corporation. These foundries have cooperated with us to prove the manufacturability of integrated circuits utilizing our 1T-SRAM technologies in their particular manufacturing process. The foundries can then offer their manufacturing services to our licensees, and semiconductor companies can fabricate integrated circuits incorporating our 1T-SRAM technologies.

        We have also formed an alliance consisting of design service firms that allow our licensees to more rapidly incorporate 1T-SRAM into their design. Our Design Services Alliance (DSA) program provides our licensees with specialized support as the use of our technology in SOC designs increases. Each DSA member company helps to reduce the design cycle time as well as accelerate the ramp to volume production by providing our licensees with design expertise and product engineering resources.

Proliferate Technology through a Diverse Distribution Strategy

        We license the 1T-SRAM technologies in the form of customized memory designs, standard memory designs and memory compilers. We also sell memory chips based on our 1T-SRAM technologies, which constitute substantially all of our memory chip sales.

Custom Memory Designs

        We offer directly to our licensee's customized 1T-SRAM memory designs to meet their specific design parameters. We also offer a variety of options for optimizing the design specification in order to improve performance and cost effectiveness.

Technology Licensees

        We have licensed our technologies to the leading foundries; TSMC and UMC. Increasingly, these foundries are now providing design services and third-party intellectual property directly to their customers. Under our technology license agreements, both TSMC and UMC acquired the right to offer design services for 1T-SRAM macros to their customers not currently under active contract with us. These agreements obligate TSMC and UMC to pay us royalties on silicon wafers manufactured by these foundries that incorporate our licensed technology as well as on the design fees that they charged for delivering our licensed technology.

Compiled Memory Solutions

        In addition to licensing our customized 1T-SRAM design, companies are also able to license standard 1T-SRAM off-the-shelf memory designs from us. These standard memory designs, offer the licensees readily available design macros that assist the licensees in getting their SOC quickly to market.

Memory Compilers

        In December 2002, we announced our first 1T-SRAM compiler for 0.15-micron standard logic processes available for the leading foundries. We will license these compilers to enable our licensees to automatically generate and configure 1T-SRAM designs directly from our website. These 1T-SRAM designs produced from our compliers are intended for applications where the size of the embedded memory is smaller. We plan to offer future complier products on advanced generations of manufacturing processes.

Product Sales

        SRAM memory chips satisfy a market demand for high-speed memory chips used to store data in electronic products. There are several large companies that have chosen to manufacture SRAM chips using traditional technology. After completing the development of our 1T-SRAM technology in 1998, we began selling our first memory chips incorporating this technology. Like our 1T-SRAM embedded memory technology, our 1T-SRAM chips have small memory cell circuitry, requiring low power consumption and operating at high speeds, which makes them a cost effective memory chip solution for networking and communication applications, such as routers, switches and network processors.

        Manufacturers of such wired data communications applications typically purchase memory chips in industry standard sizes, and speeds. The memory size of a chip indicates the number of memory storage bits on the chip and its speed reflects the rate at which a processing system can access the memory.

        In order to appeal to manufacturers of wired data communications applications, we currently sell memory chips with memory size, speed and configuration specifications consistent with those offered by most memory chip suppliers. In general, we seek to design and sell memory chips with specifications used by a large group of communications product manufacturers. We believe that this strategy enables us to increase the return from the limited resources and development efforts that we have decided to invest in our IT-SRAM memory chip business. We offer a range of memory sizes from 4 to 36 megabits and speeds, ranging from 66 to 200 MHz, of our 1T-SRAM memory chips.

        We sell these memory chips primarily to suppliers of communications equipment, such as Accton Technology Corporation, Cisco Systems, Inc., Delta Network and Electronics, Flextronics, Maxtek Technology, MCM Japan, and Motorola. We intend to continue limited development of new memory chips based on our 1T-SRAM technology by focusing on the development of larger memory size, lower power consumption and higher speed chips.

        We believe that designing and producing these 1T-SRAM memory chips significantly enhance our ability to promote and improve our 1T-SRAM technologies. Sales of 1T-SRAM memory chips to suppliers of communications and networking equipment also increase the visibility of our technology in this important market for licensing our 1T-SRAM technologies. We lack manufacturing resources and other guaranteed sources of supply for 1T-SRAM memory chips, however, and intend to allocate most of our engineering resources to the development of 1T-SRAM technologies in support of our licensing business.

Technology

        Our innovative 1T-SRAM technologies include many new and proprietary features. Development of our memory chips during the early years of our existence was critical to validating elements of the 1T-SRAM technologies we license today. These technologies combine the high density advantages of

DRAM with the high performance and utility of SRAM. Underlying this technology are several distinct pieces of proprietary technology.

Single-Transistor Memory Storage Cell

        The high density of our 1T-SRAM technologies stems from the use of a single-transistor, or 1T, which is similar to DRAM, with a storage cell for each bit of information. Our 1T storage cell using one transistor and one capacitor represents a very significant improvement in density over the six-transistor storage cells used by traditional SRAM.

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

Pipelined Self-timed Access

        The easy to use standard SRAM interface of 1T-SRAM technologies is enabled by our innovative and proprietary circuit designs, generating all the necessary dynamic memory array operation timing signals transparently to users application.

Refresh Management Circuitry

        Refresh operations required to ensure data is maintained to a minimum level in dynamic cells may be performed transparently to users application, allowing designers full disregard to any of the traditional requirements of dynamic cell arrays.

Leakage Suppression Circuitry

        Due to the unique patented architecture, circuits and proprietary design techniques that manage process leakage, MoSys' 1T-SRAM technologies may be manufactured on any CMOS process including generic ASIC processes, removing the need for complicated embedded memory process development.

Advanced Manufacturing Processes

        We continue to implement our 1T-SRAM technologies on advanced generations of manufacturing processes. As a result, our licensees are able to implement their integrated circuits, incorporating 1T-SRAM embedded memories on the highest performance manufacturing processes available. The chart below illustrates the advances we have made in implementing and verifying 1T-SRAM technologies on the latest generations of manufacturing processes. The processes with the smaller micron dimensions have higher random access speeds and typically enable larger capacity memories.

Process Generation	0.18-micron	0.15-micron	0.13-micron	0.09-micron
Date of 1T-SRAM Verification	January 2000	May 2000	April 2001	January 2003
Typical Memory	1-32	1-48	1-64	1-64
Capacity	megabits	megabits	megabits	megabits
Random Access Speed	100-350 MHz	100-400 MHz	100-450 MHz	100-450 MHz

Research and Development

        Our ability to compete in the future will depend on improving our technology to meet the market's increasingly demanding performance and cost requirements. We have assembled a team of highly skilled engineers whose activities are focused on developing even higher-density, lower-power consumption, higher-speed and lower-cost 1T-SRAM designs. We expect to continue to focus our research and development efforts on extending our 1T-SRAM technologies and developing new memory technologies. We will also continue our focus on porting our technology to additional semiconductor manufacturing facilities and scaling our technology to new generations of manufacturing process technologies.

        As of December 31, 2002, we employed 68 engineers, representing 72% of our employees, with specific expertise in circuit design, layout and a variety of manufacturing processes. In June 2001, we established a design center in Seoul, South Korea where seven of our engineers reside. In August 30, 2002 we completed our acquisition of ATMOS Corporation adding 21 engineers to our research and development group. For the years ended December 31, 2002, 2001 and 2000, research and development expenditures totaled approximately $6.6 million, $4.4 million and $3.3 million, respectively.

Sales and Marketing

Technology Licensing

        We have a staff of eight sales and marketing executives, as of December 31, 2002, who manage our technology licensing activities. One is located in Helsinki, Finland and is responsible for licensing activities in Europe and the Middle East. Another is located in Tokyo, Japan and is responsible for licensing activities in Japan. This group manages the negotiation of license agreements, provides technical support during the sales cycle to licensees and administers the contracts. As we have multiple sales channels through our relationships with semiconductor companies, foundries, intellectual property companies and design companies, we do not believe that we require a large internal sales force. Our marketing and promotional activities include participation in industry trade shows, distribution of collateral marketing material, publication of articles in trade journals and publicizing our licensing activities and technology achievements. Selling activity revolves around presentations and working sessions with the senior technical and business staff of target companies.

Memory Chips

        A separate group of four individuals, as of December 31, 2002, is responsible for sales and marketing of memory chips. Marketing activities include the creation of marketing materials and articles for trade publications, as well as publicity of new memory chips. We also use 19 independent sales representatives throughout North America and Asia to promote our memory chips to their customers.

Intellectual Property

        We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights. As of December 31, 2002, we held 54 U.S. patents on various aspects of our technology, with expiration dates ranging from 2011 to 2020. These 54 patents include claims relating to multibank partitioning, 1T-SRAM internal operation and circuit techniques, high-speed operation techniques, 1T-SRAM refresh management techniques and the interface of embedded 1T-SRAM storage cells in logic processes. We currently have 17 pending U.S. patent applications, and have received notices of allowance with respect to one of these applications. We also hold 28 foreign patents with expiration dates ranging from 2012 to 2019, and 21 pending foreign patent applications. There can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us, or that we will be able to enforce our patents against infringement.

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

  •
  reliability and low manufacturing costs;

  •
  interface requirements; and

  •
  the ease with which technology can be customized for and incorporated into customers' products.

        We believe that our 1T-SRAM technologies offer a high degree of overall performance improvement over traditional SRAM. Companies may also satisfy embedded memory needs through traditional SRAM and embedded DRAM. Traditional SRAM relies on publicly available process technology and circuit designs, which semiconductor companies can build internally or acquire through a license from a third party provider, without paying a royalty to us. Companies providing traditional SRAM embedded memories include Artisan Components, Virage Logic and Virtual Silicon Technology. Embedded DRAM is primarily offered by current or former DRAM suppliers utilizing their own manufacturing process in an attempt to enter the semiconductor foundry business. Suppliers of embedded DRAM include Toshiba and IBM, among others. We believe that many semiconductor companies using embedded memory may prefer to license our technology instead of implementing either of these alternatives because of 1T-SRAM's overall advantages.

        The technological advantages offered by our 1T-SRAM technologies might not be utilized in some applications. Our licensees and prospective licensees can meet their current needs for embedded memory using other memory solutions with different cost and performance parameters. For example, alternative solutions may be more cost-effective for memory block sizes of less than 256 kilobits. In addition,

1T-SRAM technologies are not suitable for replacing lower-cost traditional DRAM memory chips if higher access speed is unnecessary.

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

Manufacturing

        We have designed the circuitry of our 1T-SRAM technologies so that our licensees can manufacture it in standard logic process as well as other widely used embedded memory processes.

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

Employees

        As of December 31, 2002, we had 95 full time employees, consisting of 68 in research and development, product engineering and manufacturing engineering, 12 in sales and marketing, 12 in finance and administration and three in operations management. We believe our future success will depend, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for whom competition is intense. Our employees are not represented by any collective bargaining unit, and we have not experienced any work stoppage. We believe that our employee relations are good.

Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends upon the semiconductor market's acceptance of our 1T-SRAM technologies.

        The future prospects of our business depend on the acceptance by our target markets of our 1T-SRAM technologies for embedded memory applications and any future technology we might develop. Our technology is intended to allow our licensees to develop embedded memory integrated circuits to replace other embedded memory technology with different cost and performance parameters. Our 1T-SRAM technologies utilize fundamentally different internal circuitry that is not widely known in the semiconductor industry. Therefore, one of our principal challenges, which we might fail to meet, is to convince a substantial percentage of SOC designers to adopt our technology instead of other memory solutions which have proven effective in their products.

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

        Our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing revenue in 2001 and in 2002 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE® and we expect the same source to represent a substantial portion of royalty revenue in 2003. Gamecube-related revenue represented 44.1% and 22.9% of total revenue in 2002 and 2001, respectively. Moreover, Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. We cannot assure you that Nintendo's sales of product incorporating our technology will increase or remain at current levels and that we will continue to receive significant royalty revenue from Nintendo.

        Furthermore, our overall revenue has been highly concentrated with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2002, our two largest customers, NEC and UMC represented 38.3% and 11.7% of total revenue, respectively. For the year ended December 31, 2001, our two largest customers, Cisco Systems, Inc. and NEC represented 21.7% and 18.6% of total revenue, respectively. In 2000, our largest customer was Cisco Systems, which represented 26.2% of our total revenue for the year. No other customer accounted for more than 10% of our revenue that year. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

        As a result of this revenue concentration, our results of operations could be impaired by the decision of a single key licensee or customer to cease using our technology or products or by a decline in the number of products that incorporate our technology that are sold by a single licensee or customer or by a small group of licensees or customers.

Our revenue concentration may also pose credit risks, which could negatively affect our cash flow and financial condition.

        We might also face credit risks associated with the concentration of our product revenue among a small number of licensees and customers. As of December 31, 2002, three customers represented 84.9% of total trade receivables. As of December 31, 2001, two customers accounted for 54.4% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our embedded memory technology is new and the occurrence of manufacturing difficulties, or low production yields could hinder market acceptance of our technology and reduce future revenue.

        Complex technology like ours often may contain errors or defects when first incorporated into customer products. For example, semiconductor manufacturing yield could be adversely affected by difficulties in adapting our 1T-SRAM technologies to our licensees' product design or to the manufacturing process technology of a particular foundry or semiconductor manufacturer. Any decrease in manufacturing yields of integrated circuits utilizing our technology could impede the acceptance of our technology in the industry. The discovery of defects or problems regarding the reliability, quality or compatibility of our technology could require significant expenditures and resources to fix, significantly delay or hinder market acceptance of our technology, reduce anticipated revenues and damage our reputation.

Our lengthy licensing cycle and our licensees' lengthy product development cycles make the operating results of our licensing business difficult to predict.

        We anticipate difficulty in accurately predicting the timing and amounts of revenue generated from licensing our 1T-SRAM technologies. The establishment of a business relationship with a potential licensee is a lengthy process, generally taking from three to six months, and sometimes longer. Following the establishment of the relationship, the negotiation of licensing terms can be time consuming, and a potential licensee may require an extended evaluation and testing period.

        Once a license agreement is executed, the timing and amount of licensing and royalty revenue from our licensing business will remain difficult to predict. The completion of the licensees' development projects and the commencement of production will be subject to the licensees' efforts, development risks and other factors outside our control. Our royalty revenue may depend on such factors as the licensees' production and shipment volumes, the timing of product shipments and when the licensees report to us the manufacture or sale of products that include our 1T-SRAM technologies. All of these factors will prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in operating results.

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

        Since its introduction in 1998, we have introduced enhancements to our 1T-SRAM technology designed to meet market requirements. However, we cannot assure you that the design and introduction schedules of any additions and enhancements to our existing and future technology will be met, that this technology will achieve market acceptance or that we will be able to license this technology on terms that are favorable to us. Our failure to develop future technology that achieves market acceptance could harm our competitive position and impede our future growth.

We rely on semiconductor foundries to assist us in attracting potential licensees, and a loss or failure of these relationships could inhibit our growth and reduce our revenue.

        Part of our marketing strategy relies upon our relationships and agreements with semiconductor foundries. These foundries have existing relationships, and continually seek new relationships, with companies in the markets we target, and have agreed to utilize these relationships to introduce our technology to potential licensees. If we fail to maintain our current relationships with these foundries, we might fail to achieve anticipated growth.

In 2002, we experienced a significant decline in revenue from sales of our stand alone memory chips and there is no assurance that we will regain the level of product revenue or average selling price we have had in the past, and product revenue and gross margin could decline further from current levels.

        Product revenues since 1998, when we changed our business strategy, have represented 10.5%, 57.8%, and 89.9% of our total revenues in 2002, 2001 and 2000, respectively. Our product revenues fell to $2.9 million in 2002 from $13.0 million in 2001. This decline resulted from a general weakness in demand for our customers' products. We cannot assure you that our customers will increase their orders for our memory chips in future periods.

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

        We recorded operating losses in each year from our inception through 1998. From our inception through 1994, we were engaged primarily in research and product development. From 1995 through the third quarter of 1998, we focused on the sale of memory chips. Beginning in the fourth quarter of 1998, we altered our business plan to concentrate on developing and licensing our 1T-SRAM technology. Prior to the quarter ended September 30, 2000, we had recorded operating losses in each quarter since our entry into the licensing business. While we have been profitable each quarter since the third quarter of 2000, we are offering a relatively new technology, and cannot assure you that we will be profitable on a quarterly or annual basis in the future.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2002, we held 54 patents in the United States, which expire at various times from 2011 to 2020, and 28 corresponding foreign patents. In addition, as of December 31, 2002, we had 17 patent applications pending in the United States and 21 pending foreign applications, and had received notice of allowance of one patent application pending in the United States. We cannot be sure that any patents we issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

        Competition in the market for embedded memory technologies and products is intense. Our licensees and prospective licensees can meet their need for embedded memory by using traditional memory solutions with different cost and performance parameters, which they may internally develop or acquire from third party vendors. If alternative technologies are developed that provide comparable system performance at lower cost than our 1T-SRAM technologies or do not require the payment of comparable royalties, or if the industry generally demonstrates a preference for applications for which our 1T-SRAM technologies do not offer significant advantages, our ability to realize revenue from our 1T-SRAM technologies could be impaired.

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

We might be unable to deliver our customized memory technology in the time frame demanded by our licensees, which could damage our reputation, harm our ability to attract future licensees and impact operating results.

        The majority of our licenses require us to customize our 1T-SRAM technologies within a certain delivery timetable. Not all of the factors relating to this customization are within our control. We cannot assure you that we will be able to meet the time requirements under these licenses. Any failure to meet significant license milestones could damage our reputation in the industry, harm our ability to attract new licensees and could preclude our receipt of licensing fees and negatively impact operating results.

        Generating and recognizing licensing revenue under these contracts depends on our ability to successfully meet milestones for delivery of 1T-SRAM designs and services. Occasionally, we may fail to meet a delivery date or performance criterion, thereby resulting in a delay in revenue recognition or loss of anticipated revenue.

We intend to grow rapidly, and our failure to manage this growth could reduce our potential revenue and threaten our future profitability.

        The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to—

  •
  implement and manage new marketing channels to penetrate different and broader markets for our 1T-SRAM technologies;

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

We outsource the manufacturing, assembly and testing of our products to third parties and a loss of these services could harm our licensing business and decrease our product revenue.

        We are a fabless semiconductor company, and currently rely on Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, for manufacturing all of our memory chips. We presently do not have a firm, written agreement with TSMC or any other semiconductor foundry that guarantees the fabrication of our memory chips. As a result, we cannot assure you that we will always be able to obtain these products in sufficient numbers and on a timely basis to meet our sales objectives. A failure to ensure the timely fabrication of our products could cause us to lose customers and could have a material adverse effect on our profits. If TSMC ceases to provide us with required production capacity with respect to our memory chips, we cannot assure you that we will be able to enter into manufacturing arrangements with other foundries on commercially reasonable terms, or that these arrangements, if established, will result in the successful manufacturing of our products. These arrangements might require us to share control over our manufacturing process technologies or to relinquish rights to our technology and might be subject to unilateral termination by the foundries. Even if such capacity is available from another manufacturer, we would need to qualify the manufacturer, which process could take six months or longer. We cannot assure you that we would be able to identify or qualify manufacturing sources that would be able to produce wafers with acceptable manufacturing yields.

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

        Our marketing efforts with respect to licensing our 1T-SRAM technologies include the use of our 1T-SRAM memory chips to demonstrate the performance and manufacturability of the underlying technology and to facilitate acceptance of our technology by potential licensees. A loss of foundry capacity, assembly services or testing services for our memory chips, or any other failure to produce our 1T-SRAM memory chips, could materially impair our ability to market our technology to potential licensees and reduce our revenue.

The volatility of and uncertainties inherent in the semiconductor industry may make it difficult to plan our memory chip business and could cause our results of operations to fluctuate substantially.

        In the past, we have generally experienced significant fluctuations in our operating results due to significant economic downturns in the semiconductor industry. Specifically, in 1998 and again from late 2000 to date, product demand fell, prices eroded and inventory levels fluctuated. Our ability to sell memory chips has also been hampered by alternating periods of manufacturing over-capacity and capacity constraints. Any recurrence of these conditions could cause us to experience substantial period-to-period fluctuations in revenues and costs associated with our memory chip business.

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

        Our executive officers, directors and their affiliated or related entities, in the aggregate, beneficially own approximately 36% of our common stock. These stockholders acting together have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise involve the payment of a premium for your shares of our common stock.

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

        Mark Eric Jones, our Vice President and General Manager and Andre Hassan, our Vice President and General Manager have each entered into a plan for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. The plan for Mr. Jones provides for the sale of up to 150,000 shares in blocks of at least 5,000 shares per week pursuant to limit orders at specified prices. The duration of his plan is from February 1, 2003 to January 31, 2004. Mr. Hassan's plan provides for the sale of up to 50,000 shares pursuant to limit orders to sell at a specified price and expires in 12 months or sooner upon the occurrence of certain events, which are not within his control. His plan became effective on February 19, 2003. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions.

Executive Officers

        The following table sets forth certain information concerning the directors and executive officers of our company as of December 31, 2002.

Name	Age	Position
Fu-Chieh Hsu	46	Chairman of the Board, President and Chief Executive Officer
Wingyu Leung	48	Executive Vice President and Chief Technical Officer and Director
Mark-Eric Jones	47	Vice President and General Manager— Intellectual Property
Mark Voll	48	Vice President, Finance & Administration, Chief Financial Officer and Secretary
Andre Hassan	43	Vice President and General Manager— Discrete Products

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

        Wingyu Leung.    Dr. Leung has served as our Executive Vice President, Engineering and Chief Technical Officer and as a member of our board of directors since April 1992. Dr. Leung also served as our Secretary from April 1992 until May 1996 and again from May 1997 until August 2000. Prior to joining our company, Dr. Leung served as a technology consultant to several high technology companies, including Rambus, Inc., or Rambus, a developer of a high-speed chip-to-chip interface technology. Prior to that time, Dr. Leung served as a member of the technical staff of Rambus, and as a senior engineering manager at Integrated Device Technology, Inc., where he managed and participated in circuit design activities. Dr. Leung holds a B.S. in electrical engineering from the University of Maryland, an M.S. in electrical engineering from the University of Illinois and a Ph.D. in electrical engineering and computer science from the University of California at Berkeley.

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

        Mark Voll.    Mr. Voll has served as our Vice President of Finance and Administration and Chief Financial Officer since June 2002. Mr. Voll previously held the same position with MoSys from March 1998 to June 2000. From June 2000 to May 2002 Mr. Voll served as the Chief Financial Officer for Axis Systems, Inc., a developer of semiconductor verification tools. Mr. Voll holds a B. S. in business administration from Providence College.

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

Item 2. Properties

        Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in Sunnyvale, California. We currently occupy approximately 19,500 square feet of space in the Sunnyvale facility, the lease for which extends through June 2005. We hold an option to extend our lease for three additional years. We have leased approximately 19,000 square feet of space in Ontario, Canada for our research and development facility. The lease expires at the end of April 2008. We have leased approximately 1,400 square feet of space in Seoul, South Korea for our engineering design center. We believe that our existing facilities are adequate to meet our current needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report. The 2003 Annual Meeting of Stockholders will be held at 9:30 a.m., local time, on Thursday, May 15, 2003, at Company's principal executive office located at 1020 Stewart Drive, Sunnyvale, California 94085.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is quoted on the Nasdaq National Market under the symbol MOSY. The following table sets forth the range of high and low closing sales prices of our common stock for each period indicated.

Quarter ending	High	Low
December 31, 2002	$14.83	$7.25
September 30, 2002	$10.56	$7.18
June 30, 2002	$14.65	$8.55
March 31, 2002	$21.35	$11.50
December 31, 2001	$20.88	$7.80
September 28, 2001	$14.98	$7.64

        The Company had 118 shareholders of record as of February 28, 2003. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Other Information

        The Securities and Exchange Commission declared the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-43122) relating to the Company's initial public offering of its common stock, effective on June 27, 2001. The Company realized approximately $51,554,000 after offering expenses. To date, the Company has not used any of the net proceeds of the IPO except to acquire short-term and long-term investments and cash equivalents. Following the completion of the Company's IPO, all series of the Company's issued and outstanding preferred stock, par value $0.01, converted automatically into 12,731,446 shares of our common stock with a par value of $0.01 per share.

Item 6. Selected Financial Data

        The following selected financial data presented below are derived from our consolidated financial statements. The selected financial data should be read in conjunction with our financial statements and notes related to those statements, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue:
Product	$2,924	$12,991	$12,893	$15,356	$36,281
Licensing	10,523	6,053	1,440	—	—
Royalty	14,344	3,446	10	—	—

	27,791	22,490	14,343	15,356	36,281

Cost of net revenue:
Product	1,668	5,776	5,388	10,062	31,892
Licensing	1,730	633	517	—	—

	3,398	6,409	5,905	10,062	31,892

Gross profit	24,393	16,081	8,438	5,294	4,389

Operating expenses:
Research and development	6,586	4,420	3,341	3,110	4,224
Selling, general and administrative	4,950	4,686	3,523	2,388	2,842
Stock-based compensation charge*	656	1,435	1,085	107	—

Total operating expenses	12,192	10,541	7,949	5,605	7,066

Income (loss) from operations	12,201	5,540	489	(311)	(2,677)
Interest expense	—	—	—	—	(294)
Interest and other income	1,539	1,818	1,149	520	649

Income (loss) before income taxes	13,740	7,358	1,638	209	(2,322)
Provision for income taxes	(1,373)	(367)	(308)	(67)	—

Net income (loss)	$12,367	$6,991	$1,330	$142	$(2,322)

Net income (loss) per share—basic	$0.41	$0.35	$0.13	$0.01	$(0.24)

—diluted	$0.40	$0.25	$0.05	$0.01	$(0.24)

Shares used in computing net income (loss) per share
—basic	29,902	19,709	10,013	9,727	9,626

—diluted	31,275	28,390	25,624	23,320	9,626

* Allocation of stock-based compensation to operating expenses:
Research and development	$340	$781	$574	$56	—
Selling, general and administrative	316	654	511	51	—

	$656	$1,435	$1,085	$107	$—

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$68,433	$84,293	$23,397	$12,720	$9,750
Working capital	71,213	82,343	20,733	11,908	11,387
Total assets	103,090	89,596	29,798	16,481	17,932
Deferred revenue	1,779	3,418	5,973	2,045	—
Mandatorily redeemable convertible preferred stock	—	—	35,591	30,391	30,391
Stockholders' equity (deficit)	98,697	84,104	(13,852)	(17,666)	(18,001)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Overview

        We design, develop, license and market memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits. We also sell memory chips based on our 1T-SRAM technologies. The sale of our 1T-SRAM memory chips supports the future development and marketing of our 1T-SRAM technology to licensees.

        Using elements of our existing memory technology as a foundation, we completed development of our first memory chips incorporating our 1T-SRAM technologies in the fourth quarter of 1998. Through the second quarter of 2001, almost all of our revenue was generated by product sales of our memory chips, however, we anticipate that licensing and royalty revenues will represent the majority of our future revenues.

        We signed our first license agreement related to our 1T-SRAM technologies at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technologies for the first time in the first quarter of 2000. In late 2001 and 2002, we introduced improved and alternative versions of the technology, 1T-SRAM-R, 1T-STRAM-M, and 1T-SRAM-Q.

        We generate revenue from intellectual property licensing, which consists of licensing revenue and royalty revenue. Our licensing revenue consists of fees paid for engineering development and engineering support services. We are entitled to receive royalties under each of our licensing agreements when our licensees manufacture or sell products that incorporate our technology.

        As of December 31, 2002, we had signed license agreements related to our 1T-SRAM technologies with 31 companies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee's use of our 1T-SRAM technologies, to run from 18 to 24 months.

        On August 30, 2002, we completed the acquisition of 100% of the outstanding stock of ATMOS Corporation. ATMOS is a semiconductor memory company that focuses on creating high-density, compiler-generated embedded memory solutions for SoC applications. The total purchase price for the acquisition was approximately $12.4 million including direct transaction costs of $406,000. The consideration paid to ATMOS shareholders consisted of $11.7 million in cash and 26,843 shares of our common stock issued to certain ATMOS employees for a combined total fair value of $12.0 million. Under the purchase method of accounting, the common stock was valued at $11.47 per share using the Company's average stock price for a five-day period consisting of two days before, the day of and two days afterJune 10, 2002, the announcement date on which the number of shares to be issued became fixed. The

Company loaned $500,000 to ATMOS under a promissory note due on July 31, 2002, which became non-refundable upon completion of the acquisition, and has been included in the cash portion of the purchase price. ATMOS now operates as our wholly owned subsidiary, and our financial statements for the year ended December 31, 2002 include the results of operations and financial condition of ATMOS from the date of acquisition.

        Revenue.    We generate three types of revenue: licensing, royalty and product revenue. Prior to 2001, almost all our revenue consisted of product revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of total revenue has declined each quarter while the percentage of our license and royalty revenues has grown each quarter. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. We expect this trend to continue for the foreseeable future. In 2003, we anticipate that product revenue will remain weak and licensing and royalty revenues will increase.

        Our license agreements involve long sales cycles, which makes it difficult to predict when the agreements will be signed. We anticipate that licensing revenue will fluctuate from period to period and that it will be difficult to predict the timing and magnitude of such revenue. We believe that the amount of licensing revenues for any period is not necessarily indicative of results in any future period. Our future revenue results are subject to a number of factors, however, particularly those described in Part I., Item I, "Business—Risk Factors".

        We recognized licensing revenue for the first time in the first quarter of 2000. Our licensing revenue consists of fees for providing circuit design, layout and design verification support to a licensee that is embedding our memory technology into its product. For some licensees, we also provide engineering support services to assist commencement of production of their products that utilize 1T-SRAM technologies. Licensing fees range from several hundred thousand dollars to several million dollars, depending on the scope and complexity of the development project, the licensee's rights and the royalties expected to be received under the agreement. The licensee generally pays licensing fees in installments at the beginning of the license and upon achieving certain milestones. All contracts entered into to date require us to meet performance specifications. For contracts involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer the recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue using the completed contract method. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the contracts involve performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion method. Labor costs incurred are used as a measure of progress towards completion. Under this accounting method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable. This impacted our revenue for the first time in the second quarter of 2002. Unbilled contract receivable was $693,000 and $0 as of December 31, 2002 and December 31, 2001, respectively.

        Our license agreements are associated with lengthy and complicated engineering development projects, and so the completion of development and commencement of production may be difficult for us to predict. From time to time, a licensee may cancel a project during the development phase. The cancellation is not within our control and is often caused by changes in market conditions or the licensee's business. Generally, our contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services. In 2002, we recognized $804,000 of licensing revenue from cancelled projects compared to $617,000 in 2001. Some of those cancelled contracts were entered into before the technical feasibility was established; therefore, costs associated with those contracts were already expensed prior to the recognition of revenue occurred.

        Each licensing agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the amount of licensing fees to be paid, the anticipated volume of the licensee's sales of products utilizing our technologies and the cost savings to be achieved by the licensee from using our technology. Our agreements require licensees to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee's report. We recorded our first royalty revenue in the quarter ended December 31, 2000.

        The timing and level of royalties also are difficult to predict because they depend on the licensee's ability to market, produce and ship product that incorporates our technology. Under our licensing business model, our future revenue is tied to royalties on the production and sale of our licensees' products. Many of these products are consumer products, such as electronic game players, for which demand is seasonal and generally highest in the fourth quarter, which we would report in the first quarter of the following year. For a discussion of factors that could contribute to the fluctuation of our revenues, please see Part I., Item I, "Risk Factors—Our lengthy licensing cycle and our licensees' lengthy development cycles will make the operating results of our licensing business difficult to predict."

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

        The semiconductor industry is currently experiencing a difficult economic environment and downturn. Most of our memory chip sales are made to communications equipment manufacturers, which experienced a sharp economic downturn since 2001. Our product revenues for 2002 were only 22.5% of our product revenues for 2001. We have limited visibility regarding our customer's chip requirements in 2003 and anticipate further declines in product revenue.

        A few customers account for a significant percentage of our total revenue. For the year ended December 31, 2002, our two largest customers, NEC and UMC represented 38.3% and 11.7% of total revenue, respectively. For the year ended December 31, 2001, our two largest customers, Cisco Systems, Inc. and NEC represented 21.7% and 18.6% of total revenue, respectively. In 2000, our largest customer was Cisco Systems, which represented 26.2% of our total revenue for the year. No other customer accounted for more than 10% of our revenue that year. For information regarding revenues received by us in 2002, 2001 and 2000 from customers residing in the United States or residing in a foreign country, please refer to note 8, "Segment Information," of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars. For a discussion of factors that could contribute to the fluctuation of our revenues, please see Part IV, Item 1, "Risk Factors—We expect our revenue to be concentrated.

        Cost of Revenue.    Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

        Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technologies. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee's integrated circuit and may include engineering support to assist in the commencement of production of a licensee's products. If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which we incur the engineering expense. If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering cost does not exceed the amount of the related licensing revenue, this cost is deferred on a contract-by-contract basis from the time we have established technological feasibility of the product to be developed under the license. Technological feasibility is established when we have completed all activities necessary to demonstrate that the licensee's product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized. However, for contracts entered into prior to establishing technical feasibility, we do not defer related development costs related, but rather expense them in the period in which they are incurred. Consequently, upon completion of these contracts, we recognize the related revenues without any corresponding costs. Furthermore, there are no reported costs associated with royalty revenue.

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

        Since changing our business model in 1998, we have devoted our research and development efforts primarily to developing our 1T-SRAM technologies and related licensing activities. Research and development expenses can also include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technical feasibility of embedding our memory designs in the licensees' products.

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

        We believe that the following accounting policies are affected by estimates and judgments in the following manner:

        Revenue.    If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. Labor costs for the development of the licensee's design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate labor cost on a contract-to-contract basis from our experience in developing prior licensee's designs. During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known.

        Inventory.    We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about historical and forecasted sales within twelve months period and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any write-down of inventory in reported income for the period in which the facts giving rise to the inventory write-down become known.

        Impairment of long-lived assets.    We routinely consider whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value. We may incur impairment losses in future periods if factors influencing our estimates change.

        Impairment of Goodwill.    According to our accounting policy, we performed an annual review of goodwill recorded from the acquisition of ATMOS in August 2002, during the fourth quarter of 2002, and we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. Changes in our estimate could result in substantial charges for impairment of goodwill.

        Tax valuation allowance.    When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations. Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset balance as of December 31, 2002 was $2.4 million, net of the valuation allowance of $0.7 million. The deferred tax assets consist primarily of deductible temporary differences, tax credit carryforwards, and net operating losses.

Results of Operations

        The table set forth below shows our results of operations for the past three years, expressed as a percentage of revenue.

	Year ended December 31,
	2002	2001	2000
Net revenue:
Product	10.5%	57.8%	89.9%
Licensing.	37.9	26.9	10.0
Royalty	51.6	15.3	0.1

	100.0	100.0	100.0
Cost of net revenue:
Product	6.0	25.7	37.6
Licensing	6.2	2.8	3.6

	12.2	28.5	41.2

Gross profit	87.8	71.5	58.8

Operating expenses:
Research and development	23.7	19.7	23.2
Selling, general and administrative	17.8	20.8	24.6
Stock-based compensation charge	2.4	6.4	7.6

Total operating expenses	43.9	46.9	55.4

Income from operations	43.9	24.6	3.4
Interest and other income	5.5	8.1	8.0
Provision for income taxes	(4.9)	(1.6)	(2.1)

Net income	44.5%	31.1%	9.3%

Years Ended December 31, 2002, 2001 and 2000

        Revenue.    In 2002, total revenue increased to $27.8 million from $22.5 million representing a 23.6% increase over 2001. This increase is primarily due to the significant growth in our revenues from licensing and royalty activities, which increased to $24.9 million from $9.5 million in 2001 a 162% increase. Our royalty revenue increased from $3.4 million in 2001 to $14.3 million in 2002, a 316% increase. In 2002, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented a significant portion of our revenue. Gamecube-related revenue represented 44.1% of total revenue in 2002, an increase from 22.9% of total revenue in 2001because of increased sales of that product. The royalty revenues from other licensees also increased in 2002 while we simultaneously increased and diversified our licensees and development projects in 2002.

        In 2001, total revenue increased 56.8% to $22.5 million from $14.3 million in 2000 due to the strong growth of our licensing revenue, which increased to $6.1 million from $1.4 million and in royalty revenue, which increased to $3.4 million from insignificant levels. Most of the 2001 licensing and royalty revenue consisted of our engineering services associated with NEC's development of chips for the Nintendo Gamecube video game console and royalties earned from the subsequent production of Gamecube chips incorporating our 1T-SRAM technology. We also earned licensing revenue from a number of development projects with other licensees. In 2000, the majority of our revenue came from product sales of $12.9 million, however, we recognized our first 1T-SRAM technology licensing and royalty revenues, which totaled $1.4 million.

        During the years ended December 31, 2002, 2001 and 2000, product sales were $2.9 million, $13.0 million and $12.9 million, respectively. Sales of memory chips declined to 10.5% of 2002 revenue from 57.8% of 2001 revenue and 89.9% of 2000 revenue as we shifted our primary focus from product sales to the licensing of our 1T-SRAM technologies. In addition, our product sales fell in 2002 due to significant downturns in the semiconductor industry and the communications equipment business, which is the primary market for our memory chips. We expect continued weakness in product revenue in 2003 and do not anticipate increases until sales of communications equipment increase substantially.

        Gross Profit.    In 2002, gross profit increased to $24.4 million because of the significant increase in licensing and royalty revenue, which represented $23.1 million of the total gross profit for the year. Gross profit as a percentage of total revenue increased to 87.8% in 2002 from 71.5% due to the significantly higher proportion of licensing and royalty revenues, which have much higher gross profit margins than product revenues. In 2002, royalty gross profit as a percentage of royalty revenue was 100% and licensing gross profit as a percentage of licensing revenue declined to 83.6% compared to 89.5% in 2001. In 2002, 25.2% of our licensing revenue came from the contracts accounted under the completed contract method compared to 68.8% of licensing revenue in 2001. The majority of these contracts were entered into before technical feasibility was established; therefore, costs associated with these contracts were already expensed prior to the recognition of revenue occurring. In 2002, we recognized revenue on the last of these remaining completed contracts, and, therefore, expect the gross margin percentage from future licensing revenue to be lower than the current level because we will generally record revenues and costs in the same period under our current contracts. In 2001, gross profit increased to $16.1 million from $8.4 million in 2000 due to strong growth in licensing and royalty revenues, which contributed $8.9 million to the total gross profit for the year. Gross profit as a percentage of total revenue increased to 71.5% in 2001 from 58.8% in 2000 due to the significantly higher proportion of licensing and royalty revenues. In 2001, licensing gross profit as a percentage of licensing revenue was 89.5% and royalty gross profit as a percentage of royalty revenue was 100%. In addition, in 2000, we recognized licensing and royalty revenue for the first time, which contributed $933,000 to gross profit for the year.

        Product gross margin as a percentage of product revenue declined to 43.0% in 2002 compared to 55.5% in 2001. This decline occurred because there were far fewer units of product shipped in 2002, while total manufacturing fixed costs were similar in corresponding periods. In 2000, total gross profit was $8.4 million of which gross profit from product revenue represented $7.5 million. In 2000, our decision to shift our focus to the sale of 1T-SRAM memory chips to communications equipment manufacturers resulted in lower unit shipments of memory chips but higher selling prices and gross margins than we had realized from sales of our other memory chip products in prior years.

        Research and Development.    In 2002, research and development expense increased to $6.6 million due to additions to the engineering staff from additional hiring and our acquisition of ATMOS in August 2002 to support to our expanded licensing activities. ATMOS research and development expenses represented approximately $867,000 in 2002. Engineering expense incurred in 2002 and recorded as cost of license revenue was $1.4 million. In 2001, research and development expense increased to $4.4 million due to additions to the engineering staff, and expanded engineering support to our licensing activities. We also established an engineering design center in Seoul, Korea in June 2001. Engineering expense incurred in 2001 and recorded as cost of license revenue was $597,000. Research and development expense was $3.3 million in 2000 mainly to support continued development of the 1T-SRAM technology and our expanding licensing activities. We recorded approximately $333,000 of engineering expense, incurred in 2000, as cost of license revenue. Research and development expenses as a percent of total revenue were 23.7%, 19.7% and 23.2% in 2002, 2001 and 2000, respectively.

        Selling, General and Administrative.    Selling, general and administrative expenses increased to $5.0 million in 2002 from $4.7 million in 2001 as increases in administrative, intellectual property sales and marketing staff expenses were partially offset by lower product sales commissions. In 2001, selling, general and administrative expense increased to $4.7 million, an increase of approximately 33.0% from the preceding year. The increase in 2001 reflected the addition of administrative, sales and marketing staff and the expansion of intellectual property marketing activities. Selling, general and administrative expense increased by 47.5% from the prior year to $3.5 million in 2000 due to the expansion of our sales and marketing activities in selling memory chips and licensing our technology. In addition, our rent and facility expense increased with our July 2000 move into additional space in our existing headquarters building. Selling, general and administrative expenses as a percent of total revenue were 17.8%, 20.8% and 24.6% in 2002, 2001 and 2000, respectively.

        Interest and Other Income.    Interest income reflects interest earned on average cash, cash equivalents, short-term and long-term investments. Interest income was $1.5, $1.8 million and $1.1 million in 2002, 2001, and 2000, respectively. The fluctuation in interest income levels corresponds to differences in average cash and investment balances for the periods and the interest rates, which declined significantly in 2002. In 2001, interest income increased due to higher average cash balances, which included proceeds from our July 2001 initial public offering, and was partially offset by a decline in interest rates. Interest income in 2000 included interest earned on cash received from a preferred stock financing of $5.2 million in May 2000 and the receipt of $5.2 million of contract fee payments during 2000. We incurred no interest expense in 2002, 2001 and 2000. Interest and other income as a percent of total revenue were 5.5%, 8.1% and 8.0% in 2002, 2001 and 2000, respectively.

        Deferred stock-based compensation cost to employees.    During the years ended December 31, 2002, 2001 and 2000, we recorded deferred compensation of approximately $314,000, $1.5 million, and $2.4 million, respectively. The 2002 deferred compensation cost represented the shares of common stock issued to certain employees of ATMOS that were subject to vesting requirements related to the acquisition of ATMOS, which is being amortized over the vesting period of 36 months using the graded vesting method. During the year ended December 31, 2002, we recorded amortization expense of $74,000 related to deferred compensation from those shares. The deferred compensation recorded during the years ended 2001 and 2000 represented the difference between the grant price and the fair market value of the common stock for financial statement reporting purposes during the period in which the options were granted. Deferred compensation expense is being amortized using the graded vesting method, in accordance with SFAS No. 123 and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. During the years ended December 31, 2002, 2001 and 2000, we recorded amortization expense of $582,000, $1.4 million and $1.1 million, respectively, related to the deferred compensation arising from the difference in stock options grant price and fair value of our common stock.

        Provision for Income Taxes.    Provisions for income taxes of approximately $1.4 million, $367,000, and $308,000 were recorded in 2002, 2001 and 2000, respectively. As of December 31, 2002, we had net operating loss carry-forwards of approximately $2.5 million for federal tax purposes and approximately $900,000 for state tax purposes that we expect to be available to reduce future income tax liabilities to the extent permitted under federal and applicable state income tax laws. Those net operating losses are subject to an annual limitation of approximately $2.6 million pursuant to Section 382 of the Internal Revenue Code. Those net operating loss carry-forwards expire from 2003 to 2020. In 2003, we anticipate that our effective income tax rate will be less than the full corporate tax rate but higher than 2002 for financial reporting purposes.

Liquidity and Capital Resources

        As of December 31, 2002, we had cash and cash equivalents of $26.3 million, short-term investments of $42.1 million and long-term investments of $11.4 million. As of the same date, the Company had total working capital of $71.2 million. In July 2001, the Company completed the sale of a total of 5,750,000 shares of common stock in its initial public offering. The Company realized total net proceeds of approximately $51.6 million upon the close of the IPO. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales has lessened the volatility of our business and generally have enabled us to steadily improve our cash position.

        Net cash provided by operating activities was $7.9 million, $8.4 million and $4.7 million for the years ended 2002, 2001, and 2000, respectively. In 2002, net cash provided by operating activities resulted primarily from net income of $12.4 million, non-cash charge of depreciation and amortization for $1.3 million. The increases in those items were reduced by increases in prepaid expenses and other assets of $2.9 million, mainly due to recording deferred tax assets for $2.4 million related to a realization of tax benefits by utilizing net operating loss carryforwards. In addition, reductions of net cash provided by operating activities included decreases in deferred revenue of $1.6 million and accounts payable of $1.3 million. Deferred revenue decreased in 2002 due to the recognition of the prepaid royalties and licensing revenues recognized under the completed contract method of accounting during 2002. In 2001, net cash provided by operating activities was $8.4 million, consisting principally of net profit of $7.0 million plus a non-cash charge of $1.4 million for stock based compensation. In addition, we reduced accounts receivable by $1.2 million but decreased deferred revenue by $2.6 million. The reduction in deferred revenue in 2001 resulted from the recognition of licensing and prepaid royalty revenues in excess of additional license fees collected from our customers. Net cash provided by operating activities in 2000 was principally represented by our net profit of $1.3 million plus a non-cash charge of $1.1 million for stock based compensation. In addition, in 2000, we received license fees of $5.2 million, which were recorded as deferred revenue and which were partially offset by the recognition of $1.4 million of license revenue. Cash generated by operations in 2000 also was offset by an inventory increase of $1.1 million.

        Net cash used in investing activities was approximately $30.1 million, $38.4 million, and $659,000 for the years ended 2002, 2001 and 2000, respectively. In 2002, investing activities principally related to cash payments totaling $12.0 million for the acquisition of AMTOS and investing in short-term and long-term marketable securities of $16.5 million, net. Additionally, we purchased $1.4 million of property and equipment in 2002, which consisted principally of engineering design software. In 2001, investing activities consisted mainly of engineering design software purchases and the establishment of our engineering design center in Korea. In addition, in 2001, we invested in short-term marketable securities of $36.9 million, net.

        Net cash provided by financing activities were $1.2 million, $54.0 million, and $6.6 million for the years ended 2002, 2001 and 2000. In 2002, financing activities consisted primarily of cash received upon the issuance of common stock for $909,000 in connection with the exercise of options. In 2001, we received total net proceeds of $51.6 million upon the close of our IPO. In addition, we received $2.0 million from the exercise of warrants and common stock options. In 2000, we received $5.2 million from the sale of redeemable convertible preferred stock and $1.4 million from the exercise of common stock options and a warrant.

        Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including—

  •
  level and timing of licensing, royalty and memory chip sales revenues;

  •
  cost, timing and success of technology development efforts;

  •
  market acceptance of our existing and future technologies and products;

  •
  competing technological and market developments;

  •
  cost of maintaining and enforcing patent claims and intellectual property rights; and

  •
  variations in manufacturing yields, materials costs and other manufacturing risks;

  •
  costs of acquiring other businesses and integrating the acquired operations.

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

Lease Commitments and Off Balance Sheet Financing

        The impact that our contractual obligations as of December 31, 2002 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Operating Lease Obligations	$3,898	$1,159	$2,288	$315	$136
Capital Lease Obligations	119	92	15	12	—

        The Company did not have any unconditional purchase obligations as of December 31, 2002.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We have adopted SFAS 141. The purchase method of accounting was used for the acquisition of ATMOS.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We test for impairment of goodwill on an annual basis and no impairment changes were recorded as of December 31, 2002.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The Company has adopted SFAS 144 and does not anticipate having a material effect on our financial position, results of operation, or cash flows.

        Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on our related activities subsequent to the date of adoption.

        In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. We are required to adopt the interim disclosure provisions for financial reports in its fiscal quarter ended March 31, 2003. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" using the "intrinsic value" method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on our financial position, results of operations, or cash flows.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not anticipated to have a material effect on our financial position, results of operations, or cash flows.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

Item 7A. Quantitative and Qualitative Discussion of Market Interest Rate Risk

        Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. Our primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximate $76.2 million as of December 31, 2002, and have an average interest rate of approximately 2.15%, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Item 8. Financial Statements and Supplementary Data

        Reference is made to the financial statements listed under the heading (a) (1) Financial Statements and Report of Ernst & Young LLP of Item 14, which financial statements are incorporated by reference in response to this Item 8.

Quarterly Results of Operations

        The following tables set forth unaudited results of operations data for the eight quarters ended December 31, 2002. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001
Net revenue:
Product	$599	$784	$648	$893	$3,186	$2,746	$3,151	$3,908
Licensing.	3,263	2,756	2,620	1,884	1,666	1,919	1,949	519
Royalty	3,993	3,471	3,262	3,618	1,895	1,117	301	133

	7,855	7,011	6,530	6,395	6,747	5,782	5,401	4,560

Cost of net revenue:
Product	373	465	383	447	1,538	1,273	1,256	1,709
Licensing	631	448	339	312	186	208	91	148

	1,004	913	722	759	1,724	1,481	1,347	1,857

Gross profit	6,851	6,098	5,808	5,636	5,023	4,301	4,054	2,703

Research and development	2,099	1,666	1,490	1,331	1,202	1,217	1,160	840
Selling, general and administrative	1,513	1,258	1,187	992	1,132	1,236	1,188	1,129
Stock-based compensation charge	171	121	156	208	263	324	493	357

Total operating expenses	3,783	3,045	2,833	2,531	2,597	2,777	2,841	2,326

Income from operations	3,068	3,053	2,975	3,105	2,426	1,524	1,213	377
Interest and other income	347	392	433	367	492	700	259	367
Benefit (provision) for income taxes	691	(689)	(681)	(694)	(146)	(111)	(73)	(37)

Net income	$4,106	$2,756	$2,727	$2,778	$2,772	$2,113	$1,399	$707

Net income per share:
Basic	$0.14	$0.09	$0.09	$0.09	$0.09	$0.07	$0.13	$0.07

Diluted	$0.13	$0.09	$0.09	$0.09	$0.09	$0.07	$0.05	$0.03

Shares used in computing net income per share:
Basic	30,213	30,090	29,690	29,570	29,380	28,590	10,600	10,367

Diluted	31,309	30,686	31,318	31,742	31,550	30,554	25,630	25,967

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On November 16, 2001, we filed Form 8-K to report a change in independent accountants. There were no disagreements with preceding independent accountants of any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Part III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding our directors is incorporated by reference from the sections titled "Management" and "Section 16 (A) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders. Information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference into this Item 10.

Item 11. Executive Compensation

        The response to this item is incorporated by reference from the section titled "Executive Compensation", but not from the Sections titled "Executive Compensation—Performance Graph" and "Executive Compensation—Report on Executive Compensation by the Compensation and Management Development Committee of the Board of Directors", in the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The response to this item is incorporated by reference from the sections titled "Share Ownership of Certain Beneficial Owners and Management and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

        The response to this item is incorporated by reference from the section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

(b)
Changes in internal controls

        There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on the Form 8K

(a)
The following documents are filed as part of this report:

(1)
Financial Statements and Report of Ernst & Young LLP Independent Accountants, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-30 of this report.

(2)		Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts
(3)		Exhibits
2.1	*	Merger Agreement regarding the Registrant's reincorporation in Delaware
2.2	***	Share Purchase Agreement for the shares for ATMOS Corporation
3.1		Not currently in use
3.2		Not currently in use
3.3	*	Restated Certificate of Incorporation of the Registrant
3.4	*	Bylaws of the Registrant
4.1	*	Specimen common stock certificate
4.2	*	Third Amended and Restated Investor Rights Agreement dated September 27, 1997
4.3		Rights Agreement
10.1	*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2	*	1992 Stock Option Plan and form of Option Agreement thereunder
10.3	*	1996 Stock Plan and form of Option Agreement thereunder
10.4	*	Form of Restricted Stock Purchase Agreement
10.5	*	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.6	*	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.7	*	Standard Industrial Lease, dated September 24, 1996, between the Registrant and McCandless Properties
10.8	*	First Amendment to Lease, dated June 30, 2000, between the Registrant and McCandless Properties
10.9	*	Agreement between Nintendo Co., Ltd. and the Registrant dated August 31, 1999
10.10	†*	License Agreement between NEC Corporation and the Registrant dated January 31, 1999

10.11	†*	License Agreement between NEC Corporation and the Registrant dated December 17, 1999
10.12	*	Employment Agreement between Registrant and F. Judson Mitchell dated July 17, 2000
21.1		List of subsidiaries
23.1		Consent of Ernst & Young LLP Independent Auditors
23.2		Consent of PricewaterhouseCoopers LLP Independent Accountants
24.1	**	Power of Attorney
99.1		Rule 13a-14 certification
99.2		Rule 13a-14 certification
99.3		Section 1350 certification
*
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).
†		Portions of this exhibit have been omitted pursuant to Order Granting Confidential Treatment Under the Securities Act of 1933 dated June 27, 2001 (Commission File No. 333-43122—CF#10183).
**		Set forth on page 43 of this report.
***		Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K/A filed on November 13, 2002.
(b)
Reports on Form 8-K

        On November 13, 2002, the Company filed a report on Form 8-K/A regarding the historical financial statements of ATMOS and unaudited pro forma financial information.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2003.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
By:	/s/ FU-CHIEH HSU Fu-Chieh Hsu Chairman of the Board, President and Chief Executive Officer
By:	/s/ MARK VOLL Mark Voll Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fu-Chieh Hsu and Mark Voll, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to his Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FU-CHIEH HSU Fu-Chieh Hsu	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003
/s/ MARK VOLL Mark Voll	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	March 26, 2003
/s/ WINGYU LEUNG Wingyu Leung	Director	March 26, 2003

/s/ CARL E. BERG Carl E. Berg	Director	March 26, 2003
/s/ PAUL RUSSO Paul Russo	Director	March 26, 2003
/s/ WEI YEN Wei Yen	Director	March 26, 2003

MONOLITHIC SYSTEM TECHNOLOGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

i

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Monolithic System Technology, Inc.

        We have audited the accompanying consolidated balance sheet of Monolithic System Technology, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2002 and 2001. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monolithic System Technology, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

San Jose, California
January 17, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Monolithic System Technology, Inc.

        In our opinion, the accompanying consolidated statements of income, of stockholders' equity (deficit) and of cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Monolithic System Technology, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for the year ended December 31, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 26, 2001

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$26,321	$47,363
Short-term investments	42,112	36,930
Accounts receivable, net	943	343
Unbilled contract receivable	693	—
Inventories	1,037	1,693
Prepaid expenses and other current assets	4,475	1,506

Total current assets	75,581	87,835
Long-term investments	11,400	—
Property and equipment, net	3,352	1,668
Goodwill	12,326	—
Other assets	431	93

Total assets	$103,090	$89,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82	$254
Accrued expenses and other liabilities	2,418	1,820
Deferred revenue	1,779	3,418
Current portion of capital lease obligations	89	—

Total current liabilities	4,368	5,492
Long-term portion of capital lease obligations	25	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at December 31, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,230 shares and 29,492 shares issued and outstanding at December 31, 2002 and December 31, 2001	302	295
Additional paid-in capital	97,796	96,272
Notes receivable from stockholders	—	(253)
Deferred stock-based compensation	(1,064)	(1,406)
Accumulated other comprehensive income	116	16
Retained earnings (accumulated deficit)	1,547	(10,820)

Total stockholders' equity	98,697	84,104

Total liabilities and stockholders' equity	$103,090	$89,596

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net revenue:
Product	$2,924	$12,991	$12,893
Licensing	10,523	6,053	1,440
Royalty	14,344	3,446	10

	27,791	22,490	14,343

Cost of net revenue:
Product	1,668	5,776	5,388
Licensing	1,730	633	517

	3,398	6,409	5,905

Gross profit	24,393	16,081	8,438

Operating expenses:
Research and development	6,586	4,420	3,341
Selling, general and administrative	4,950	4,686	3,523
Stock-based compensation expense	656	1,435	1,085

Total operating expenses	12,192	10,541	7,949

Income from operations	12,201	5,540	489
Interest and other income	1,539	1,818	1,149

Income before income taxes	13,740	7,358	1,638
Provision for income taxes	(1,373)	(367)	(308)

Net income	$12,367	$6,991	$1,330

Net income per share:
Basic	$0.41	$0.35	$0.13

Diluted	$0.40	$0.25	$0.05

Shares used in computing net income per share:
Basic	29,902	19,709	10,013
Diluted	31,275	28,390	25,624
Allocation of stock-based compensation to operating expenses:
Research and development	$340	$781	$574
Selling, general and administrative	316	654	511

	$656	$1,435	$1,085

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock			Notes Receivable from Stockholders		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Deferred Stock-Based Compensation
	Shares	Amount						Total
Balance at December 31, 1999	9,804	98	$2,098	$—	$(721)	$—	$(19,141)	$(17,666)
Issuance of Common Stock upon exercise of options	381	4	720	(408)	—	—	—	316
Issuance of Common Stock upon exercise of warrants	167	1	1,082	—	—	—	—	1,083
Deferred stock-based compensation	—	—	2,442	—	(2,442)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,085	—	—	1,085
Net and comprehensive income	—	—	—	—	—	—	1,330	1,330

Balance at December 31, 2000	10,352	103	6,342	(408)	(2,078)	—	(17,811)	(13,852)
Issuance of Common Stock in initial public offering, net of issuance costs	5,750	58	51,496	—	—	—	—	51,554
Conversion of preferred stock into common stock	12,731	127	35,464	—	—	—	—	35,591
Issuance of Common Stock upon exercise of options	310	3	784	—	—	—	—	787
Issuance of Common Stock upon exercise of warrants	349	4	1,423	(277)	—	—	—	1,150
Repayment of note issued to stockholder	—	—	—	432	—	—	—	432
Deferred stock-based compensation	—	—	1,464	—	(1,464)	—	—	—
Amortization of deferred stock-based compensation and other change in employee status	—	—	(701)	—	2,136	—	—	1,435
Other comprehensive income — unrealized gain on available-for-sale investments	—	—	—	—	—	16	—	16
Net income	—	—	—	—	—	—	6,991	6,991
Comprehensive income	—	—	—	—	—	—	—	7,007

Balance at December 31, 2001	29,492	295	96,272	(253)	(1,406)	16	(10,820)	84,104
Issuance of Common Stock upon exercise of options	159	2	498	—	—	—	—	500
Issuance of Common Stock for Employee Stock Purchase Plan	47	—	409	—	—	—	—	409
Issuance of Common Stock for acquisition of ATMOS	62	—	622	—	(314)	—	—	308
Issuance of Common Stock upon exercise of cashless warrants	470	5	(5)	—	—	—	—	—
Repayment of note issued to stockholder	—	—	—	253	—	—	—	253
Amortization of deferred stock-based compensation and other change in employee status	—	—	—	—	656	—	—	656
Other comprehensive income — unrealized gain on available-for-sale investments	—	—	—	—	—	100	—	100
Net income	—	—	—	—	—	—	12,367	12,367
Comprehensive income	—	—	—	—	—	—	—	12,467

Balance at December 31, 2002	30,230	$302	$97,796	$—	$(1,064)	$116	$1,547	$98,697

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$12,367	$6,991	$1,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,315	811	487
Issuance of stock options for services	—	—	—
Amortization of deferred stock-based compensation	656	1,435	1,085
Interest income on notes receivable from stockholder	(8)	(38)	—
Changes in current assets and liabilities:
Accounts receivable	(600)	1,203	45
Unbilled contract receivable	(693)	—	—
Inventories	656	452	(1,096)
Prepaid expenses and other assets	(2,917)	161	(1,417)
Deferred revenue	(1,639)	(2,555)	3,928
Accounts payable	(1,292)	(661)	268
Accrued liabilities	40	649	107

Net cash provided by operating activities	7,885	8,448	4,737

Cash flows from investing activities:
Purchase of property and equipment	(1,356)	(1,529)	(659)
Payment of capital lease obligations	(210)	—	—
Purchase of available-for-sale investments	(207,804)	(44,414)	—
Proceeds from maturity of short-term investments	202,722	7,500	—
Purchase of long-term investments	(11,400)	—	—
Acquisition of business and related expenses, net of cash acquired	(12,049)	—	—

Net cash used in investing activities	(30,097)	(38,443)	(659)

Cash flows from financing activities:
Repayment of notes receivable from stockholder	261	432	—
Proceeds from issuance of redeemable convertible preferred stock	—	—	5,200
Proceeds from issuance of common stock	909	787	316
Proceeds from exercise of common stock warrants	—	1,188	1,083
Net proceeds from initial public offering of common stock	—	51,554	—

Net cash provided by financing activities	1,170	53,961	6,599

Net increase (decrease) in cash and cash equivalents	(21,042)	23,966	10,677
Cash and cash equivalents at beginning of period	47,363	23,397	12,720

Cash and cash equivalents at end of period	$26,321	$47,363	$23,397

Supplemental disclosure:
Cash paid for income taxes	$3,255	$110	$—
Conversion of preferred stock to common stock	$—	$35,591	$—
Deferred compensation from common shares related to ATMOS acquisition subject to vesting requirements	$314	$—	$—
Cashless warrant exercises	$5	$—	$—

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

        The Company has developed an innovative embedded-memory technology, called 1T-SRAM, which the Company licenses on a non-exclusive and worldwide basis to semiconductor companies and electronic product manufacturers. From its inception in 1991 through 1998, the Company focused primarily on the sale of stand-alone memory products. In the fourth quarter of 1998, the Company changed the emphasis of its business model to focus primarily on the licensing of its 1T-SRAM technologies and completed this transition in 2002 when a majority of our revenues were derived from licensing and royalty of our 1T-SRAM technologies.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year. Certain amounts reported in previous years have been reclassified to conform the 2002 presentation.

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

        We believe that the following accounting policies are affected by estimates and judgments in the following manner:

        Revenue.    If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. Labor costs for the development of the licensee's design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate labor cost on a contract-to-contract basis from our experience in developing prior licensee's designs. During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known.

        Inventory.    We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about historical and forecasted sales and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. Our policy is to reflect any revaluation of inventory in reported income for the period in which the facts giving rise to the inventory revaluation become known.

        Impairment of long-lived assets.    We routinely consider whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value. We may incur impairment losses in future periods if factors influencing our estimates change.

        Impairment of Goodwill.    According to our accounting policy, we performed an annual review of goodwill recorded from the acquisition of ATMOS in August 2002, during the fourth quarter of 2002, and we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates pf revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. Changes in our estimate could result in substantial charges for impairment of goodwill.

Tax valuation allowance

        When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations. Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset balance as of December 31, 2002 was $2.4 million, net of the valuation allowance of $0.7 million. The deferred tax assets consist primarily of deductible temporary differences, tax credit carryforwards, and net operating losses.

Foreign Currency Translation

        The Company has three foreign entities located in Canada, Korea and Japan. The functional currency of the Company's foreign entities is the U.S. dollar. Accordingly, the financial statements of these entities, which are maintained in the local currency, are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollar were not material for any period presented and are included in the consolidated statements of operations.

Cash Equivalents, Short-term and Long-term Investments

        The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase. The Company's short-term and long-term investments are carried at fair value, based on quoted market prices, with the unrealized holding gains and losses reported in stockholders' equity. Realized gains and losses and declines in the value judged to be other-than-temporary are included in interest income. The cost of securities sold is based on the specific identification method.

        The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Inventories

        Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

Property and equipment

        Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, generally three years.

Goodwill

        Goodwill represents the excess acquisition cost over the fair value of tangible and identified intangible net assets acquired. Effective January 1, 2002, in conjunction with the implementation of SFAS No. 142, all goodwill, including goodwill related to acquisitions prior to July 1, 2001, will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142. This impairment analysis will be performed at least annually. Under SFAS 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill annually or more frequently, if impairment indicators arise. The impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. In the event such cash flows are not expected to be sufficient to recover the recorded value of goodwill, it is written down to its estimated fair value. As of December 31, 2002, the Company believes that there were no impairment indicators regarding goodwill; therefore, no such charges have been recorded for the period ended December 31, 2002.

Valuation of long-lived assets

        Long-lived assets, such as property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Effective January 2002, potential impairment of long-lived assets will be evaluated using the guidance provided by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The guidance provided by SFAS No. 144 is substantially the same as the Company's current policy. See "Recent Accounting Pronouncements" below for a discussion of the expected effect of the Company's adoption of SFAS No. 144.

Revenue recognition

  Product

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

  Licensing

        Licensing revenue consists of fees paid for engineering development and engineering support services. All contracts we have entered into to date require that the Company develop a design that meets a licensee's specifications. For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of services as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. However, if the Company has significant experience in meeting the design specification involved in the contract and the cost of services under the contract can be reasonably estimated then, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Labor costs for the development of the licensee's design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate labor cost on a contract-by-contract basis based on its experience in developing prior licensees' designs.

        From time to time, a licensee may cancel a project during the development phase. The cancellation is not within the Company's control and is often caused by changes in market conditions or the licensee's business. Generally, the Company's contracts allow it to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. The Company will consider a project to have been canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for a significant period, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if it has performed a sufficient portion of the development services. In 2002, the Company recognized $804,000 of licensing revenue from cancelled projects compared to $617,000 in 2001.

  Royalty

        Licensing contracts provide also for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company's technology after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee's report.

Shipping and handling

        Costs related to shipping and handling have been included in costs of sales for all periods presented. These costs are not material.

Advertising

        Advertising costs are expensed as incurred and are not material.

Unbilled contract receivable

        Under the percentage of completion method, the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. We recorded $693,000 and $0 of unbilled contract receivable as of December 31, 2002 and December 31, 2001, respectively.

Cost of revenue

  Product

        Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

  Licensing

        Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements the Company has with licensees of its 1T-SRAM technologies. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee's integrated circuit and may include engineering support to assist in the commencement of production of a licensee's products. If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which the Company incurs the engineering expense. If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering costs does not exceed the amount of the related licensing revenues, these costs are deferred on a contract-by-contract basis from the time the Company has established technological feasibility of the product to be developed under the license. Technological feasibility is established when the Company has completed all activities necessary to demonstrate that the licensee's product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized, and until then, are included in prepaid and other current assets. However, for contracts entered into prior to establishing technical feasibility, the Company does not defer development costs related to these contracts, but rather expenses these costs in the period they are incurred. Consequently, upon completion of these contracts, the Company recognizes related revenue from these contracts without any corresponding costs.

  Royalty

        There are no reported costs associated with royalty revenue.

Research and development

        Research and development costs are expensed as incurred. These include costs related to contract services for projects as to which we have not established technological feasibility.

Stock-based compensation

        The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company's stock on the date of grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. Deferred stock-based compensation is being amortized using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28 ("FIN No. 28") over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award compared to the straight line method.

SFAS No. 123 pro forma disclosures

        Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net income:
As reported	$12,367	$6,991	$1,330
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,378)	(1,844)	(229)

Pro forma	$8,989	$5,147	$1,101

Earnings per share:
Basic—as reported	$0.41	$0.35	$0.13
Basic—pro forma	$0.30	$0.26	$0.11
Diluted—as reported	$0.40	$0.25	$0.05
Diluted—pro forma	$0.29	$0.18	$0.04

        The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	Years ended December 31,
Employee stock options
	2002	2001	2000
Expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	2.7%-4.7%	3.2%-4.8%	6.2%
Volatility	0.7	0.6	0.0
Dividend yield	0%	0%	0%
Employee stock purchase plan shares	2002	2001	2000
Expected life (in years)	1.0	—	—
Risk-free interest rate	1.8%-2.3%	—	—
Volatility	0.8	—	—
Dividend yield	0%	—	—

        The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The weighted average fair value of options granted during 2002, 2001 and 2000 was $4.30, $3.14 and $1.84 respectively. The weighted average estimated fair value of shares granted under the employee stock purchase plan during 2002 was $4.26.

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

Comprehensive income

        Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") requires the Company to display comprehensive income and its components as part of the financial statements. The Company's only component of comprehensive income is unrealized gains and losses on available for sale securities. Accumulated other comprehensive income, as of December 31, 2002 and 2001 was $116,000 and $16,000, respectively.

        The changes in other comprehensive income (loss), net of taxes, were as follows, for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
Net income	$12,367	$6,991	$1,330

Net unrealized gain (loss) on available-for-sale securities:
Change in net unrealized gains (losses)	100	16	—

Comprehensive income	$12,467	$7,007	$1,330

Segment reporting

        Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The Company operates in one segment, using one measurement of profitability for its business. The Company has sales outside the United States that are described in Note 8. The majority of long-lived assets are maintained in the United States.

Recent accounting pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has adopted SFAS 141. The purchase method of accounting was used for the acquisition of ATMOS.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company tests for impairment of goodwill on an annual basis and no impairment changes were recorded as of December 31, 2002.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The Company has adopted SFAS 144 and does not anticipate having a material effect on the Company's financial position, results of operation, or cash flows.

        Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company's related activities subsequent to the date of adoption.

        In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company is required to adopt the interim disclosure provisions for financial reports in its fiscal quarter ended March 31, 2003. The Company will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" using the "intrinsic value" method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

Note 2—Acquisition

Acquisition of ATMOS Corporation

        On August 30, 2002, the Company completed the acquisition of 100% of the outstanding stock of ATMOS Corporation. ATMOS is a semiconductor memory company that focuses on creating high-density, compiler-generated embedded memory solution for System-on-a-Chip ("SoC") applications. The total purchase price for the acquisition was approximately $12.4 million, including direct transaction costs of $406,000. The consideration paid to ATMOS shareholders consisted of a combination of $11.7 million in cash and 26,843 shares of common stock issued to certain ATMOS employees, with a combined total fair value of $12.0 million. Under the purchase method of accounting the common stock was valued at $11.47 per share using the Company's average stock price for a five-day period consisting of two days before, the day of and two days after June 10, 2002, the announcement date on which the number of shares to be issued was fixed. The Company loaned $500,000 to ATMOS under a promissory note due on July 31, 2002, which became non-refundable upon completion of the acquisition, and has been included in the cash portion of the purchase price. ATMOS now operates as a wholly owned subsidiary of the Company and its financial statements for the year ended December 31, 2002 include the results of operations and financial condition of ATMOS from the date of acquisition for the four months ending December 31, 2002.

        In addition, the Company issued 34,900 shares of common stock subject to vesting period and paid cash of $153,000 to AMTOS continuing employees in exchange for outstanding stock of ATMOS. The shares and cash are subject to forfeiture in the event that the employees cease to be employed by MoSys and consequently are being accounted for as compensation rather than acquisition cost. The Company recorded approximately $314,000 of unearned compensation related to the shares subject to vesting period, which will be amortized over the vesting period of 36 months using the graded vesting method. The cash will cease to be restricted on the first anniversary of the closing date; therefore, it is being amortized over 12 months.

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

Tangible assets acquired:
Cash	$84
Prepaids and other assets	390
Fixed Assets	1,643

Total tangible assets	2,117
Total liabilities acquired	2,002

Intangible assets acquired:
Net tangible assets acquired	115
Goodwill	12,326

Total purchase price allocation	$12,441

        Goodwill will be reviewed annually for impairment based on estimated future undiscounted cash flows attributable to goodwill, or more frequently, if impairment indicators arise. In the event such cash flows are not expected to be sufficient to recover the recorded value of goodwill, it is written down to its estimated fair value. The Company believes that as of December 31, 2002, there were no impairment indicators regarding goodwill; therefore, no such charges have been recorded for the period ended December 31, 2002 related to the ATMOS acquisition. For income tax purposes, the entire amount of goodwill is deductible and amortized over 15 years.

        At the closing of the acquisition, an escrow account was established to satisfy any unidentified claims against ATMOS. As of December 31, 2002, no claim had been filed against the escrow account and the balance was $883,000. Subsequently, in January 2003, a claim was made for $50,000, which amount was released from the escrow account and paid to a third party claimant. The entire remaining amount held in escrow will be released to the ATMOS shareholders on August 31, 2003, subject to any claims by the Company. Such claims would be subject to binding arbitration, if in dispute.

Unaudited Pro Forma Information

        The following unaudited pro forma information presents the consolidated results of operations of the Company, as if the acquisition of ATMOS had occurred at the beginning of the periods presented. The pro forma 2002 and 2001 results of operations combine the consolidated results of operations of the Company for the 12 months ended December 31, 2002 and 2001 with the historical results of operations of ATMOS for the 12 months ended December 31, 2002 and 2001, respectively. The pro forma adjustments in 2001 and 2002 include $153,000 of cash compensation paid subject to forfeiture and $196,000 of stock compensation expenses associated with shares issued subject to forfeiture. Unearned compensation of $314,000 is amortized using the graded method over the vesting period of three years, which results in the amortization of approximately 62% in the first year. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the periods presented or of results which may occur in the future.

	Year ended December 31,
	2002	2001
	(In thousands, except per share amounts)
Revenues	$27,893	$22,808
Net income	8,120	680
Net income per share:
Basic	$0.27	$0.03

Diluted	$0.26	$0.02

Shares used in computing net income per share:
Basic	29,963	19,771
Diluted	31,423	28,640

Note 3—Details of Balance Sheet Components (in thousands):

	December 31,
	2002	2001
Accounts receivable:
Trade accounts receivable	$943	$543
Less: Allowance for doubtful accounts	—	(200)

	$943	$343

Inventories:
Work-in-progress	$477	$1,297
Finished goods	560	396

	$1,037	$1,693

Prepaid expenses and other current costs:
Deferred costs of revenue	$506	$661
Deferred tax assets	2,415	—
Prepaid expenses and other assets	1,554	845

	$4,475	$1,506

Property and equipment:
Equipment, furniture and fixtures	$6,148	$3,371
Acquired Software	4,121	2,006

	10,269	5,377
Less: Accumulated depreciation	(6,917)	(3,709)

	$3,352	$1,668

Accrued expenses and other liabilities:
Accrued wages and employee benefits	$857	$649
Professional fees	266	180
Deferred rent	230	266
Income taxes payable	695	458
Other	370	267

	$2,418	$1,820

	2002
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated FMV
	(in thousands)
Cash	$3,407	$—	$—	$3,407
Cash Equivalents:
Commercial and US government agencies paper	22,914	—	—	22,914

Total cash and cash equivalents	$26,321	$—	$—	$26,321

Short-term investments:
US government debt securities	$22,132	$46	$—	$22,178
Corporate notes	13,399	26	—	13,425
Market auction preferred securities	2,500	—	—	2,500
Foreign debt securities	4,008	1	—	4,009

Total short-term investments	$42,039	$73	$—	$42,112

Long-term investments:
US government debt securities	$6,500	$51	$—	$6,551
Corporate notes	4,857	—	8	4,849

Total long-term investments	$11,357	$51	$8	$11,400

	2001
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated FMV
	(in thousands)
Cash	$22,417	$—	$—	$22,417
Cash equivalents:
Commercial and US government agencies paper	24,949	—	3	24,946

Total cash and cash equivalents	$47,366	$—	$3	$47,363

Short-term investments:
US government debt securities	$17,493	$9	$—	$17,502
Commercial paper	6,481	—	8	6,473
Corporate notes	8,241	8	—	8,249
Market auction preferred securities	2,603	—	—	2,603
Foreign debt securities	2,094	9	—	2,103

Total short-term investments	$36,912	$26	$8	$36,930

The Company did not have any long-term investments in 2001.

        The following table shows the fair value and net carrying amount of cash equivalents and short-term and long-term investments based on the following two maturity groups as of December 31, 2002:

	Amortized Cost	Gross Unrealized Gain	Estimated FMV
Due within 1 year	$64,953	$73	$65,026
Due 1-2 years	11,357	43	11,400

Total	$76,310	$116	$76,426

        There were no realized gains or losses for 2002, 2001 and 2000.

Note 4—Income Taxes:

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current portion:
U.S. federal	$3,567	$261	$307
State	121	106	1
Foreign	100	—	—

	3,788	367	308

Deferred
U.S. federal	(2,415)	—	—
State	—	—	—
Foreign	—	—	—

	(2,415)	—	—

Total	$1,373	$367	$308

        Deferred tax assets consist of the following (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Federal and state loss carryforwards	$923	$1,168
Inventory	238	752
Reserves and accruals	409	583
Deferred revenue	373	920
Depreciation and amortization	265	203
Deferred compensation	260	97
Research and development credit carryforwards	646	1,050

	3,114	4,773
Less: Valuation allowance	(699)	(4,773)

Net deferred tax assets	$2,415	$—

        The valuation allowance decreased by $4.1 million and $1.3 million, during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $2.5 million for federal income tax purposes and approximately $900,000 for state income tax purposes. These losses are available to reduce taxable income and expire beginning 2003 through 2020. The Company also had federal research and development tax credit carryforwards of approximately $646,000, which will expire beginning in 2012. Because of certain changes in the ownership of the Company in December 1996, there is an annual limitation of approximately $2.6 million on the use of federal net operating loss carryforwards and on the use of federal tax credits pursuant to Section 382 of the Internal Revenue Code.

        A reconciliation of income taxes provided at the federal statutory rate (35% in 2002, 2001 and 2000) to actual income tax expense follows:

	2002	2001	2000
	(in thousands)
Income tax provision computed at federal statutory rate	$4,809	$2,575	$573
State income tax (net of federal benefit)	608	69	—
Foreign income tax at rate different from US statutory rate	100	—	—
Utilization of previously reserved NOL's	(932)	(2,575)	(573)
Utilization of tax credits	(200)	—	—
Change in valuation allowance	(3,197)	—	—
Alternative minimum taxes	—	298	308
Other	185	—	—

	$1,373	$367	$308

Note 5—Net Income Per Share:

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net income	$12,367	$6,991	$1,330
Denominator:
Shares used in computing net income per share:
Basic	29,902	19,709	10,013
Employee stock options and unvested common stock outstanding	1,083	1,581	1,686
Warrants	290	734	1,194
Preferred stock	—	6,366	12,731

Diluted	31,275	28,390	25,624

Net income per share:
Basic	$0.41	$0.35	$0.13
Diluted	$0.40	$0.25	$0.05

Note 6—Guarantees:

Product Warranties:

        The Company generally offers a 90-day warranty for its memory chip products. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of replacement costs incurred for the last 90 days in correcting product failures. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Accordingly, the Company assessed the level of warranty reserve as of December 31, 2002 and determined that no warranty reserve was necessary.

        The following table presents the changes in the Company's warranty reserve during the years ended December 31, 2002, 2001 and 2000 (in thousands):

Warranty reserve balance as of December 31, 1999	$(221)

Accrued warranty expense	(72)
Usage of warranty reserve	138

Warranty reserve balance as of December 31, 2000	(155)
Accrued warranty expense	—
Usage of warranty reserve	100

Warranty reserve balance as of December 31, 2001	(55)
Accrued warranty expense	(131)
Usage of warranty reserve	186

Warranty reserve balance as of December 31, 2002	$—

        The Company does not have any other guarantees as of December 31, 2002.

Note 7—Stockholders' Equity (Deficit):

Common Stock Warrants

        The following table summarizes the activity of outstanding warrants (in thousands, except per share amounts):

	Common Stock under Warrants	Exercise Price per Share
Outstanding at December 31, 1999	3,482	$5.50-$8.50
Exercised warrant	(167)	$6.50

Outstanding at December 31, 2000	3,315	$5.50-$8.50
Exercised warrants, granted to Series F and Series F-1 Preferred stockholders and Dell Computer	(349)	$0-$5.50
Expired warrants, previously granted to Series F and Series F-1 Preferred stockholders and Dell Computer	(1,766)	$5.50-$8.50

Outstanding and exercisable at December 31, 2001	1,200	$6.50
Exercised warrants issued to TSMC in connection with termination of a capacity agreement	(1,200)	$6.50

Outstanding and exercisable at December 31, 2002	—

        The following assumptions were applied when estimating the fair value of the above warrants using the Black-Scholes option pricing model: dividend yield of 0%, risk-free interest rate of 5.45%-5.84%, contractual terms of 3.5 years to 4.25 years and volatility of 40%-60%. The fair market values of common stock underlying the above warrants ranged from $1.00 to $2.00 on dates of issuance. Pursuant to the terms of an amended common stock purchase warrant for the purchase of 1,200,000 shares of our common stock at $6.50 per share, TSMC on June 14, 2002 exercised the warrant on a net basis by surrendering the warrant when the fair market value of the common stock was $10.69 per share and receiving 470,346 shares of common stock. Resale of the shares was subject to a lock-up agreement under which TSMC agreed not to sell or otherwise dispose of the shares for a period of 180 days after June 14, 2002. No warrants were outstanding as of December 31, 2002. In June 2001, the Company issued 90,000 shares of common stock to Dell Computer upon its cashless exercise of a warrant to purchase 600,000 shares of common stock. This warrant had an exercise price of $8.50 per share and was exercised on a net basis at a fair value of $10.00 per share of common stock, an amount that approximated the initial public offering price in July 2001. In April 2001, the Company issued 259,000 shares of common stock pursuant to the exercise of warrants to purchase 1,515,000 shares of common stock at $5.50 per share, and the balance of the warrants for the purchase of 1,256,000 shares expired without exercise.

Common Stock Option Plans

        The 1992 Stock Option Plan (the "1992 Plan") authorizes the board of directors to grant incentive stock options and nonqualified stock options for up to 3,300,000 shares of common stock to employees, directors and consultants. Under the 1992 Plan, incentive stock options are to be granted at a price not less than 100% of the fair value of the stock at the date of grant, as determined by the board of directors. Nonqualified stock options are to be granted at a price not less than 85% of the fair value of the stock at the date of grant, as determined by the board of directors. Options generally vest over a four-year period and are exercisable for a maximum period of ten years after the date of grant. The 1992 Plan was terminated in 1996, and no further options were granted under the plan.

        In 1996, the Company adopted the 1996 Stock Plan (the "1996 Plan"), which authorizes the board of directors to grant incentive stock options and nonqualified stock options for up to 2,500,000 shares of common stock to employees, directors and consultants. The option terms under the 1996 Plan are substantially the same as the 1992 Plan except that options granted under the 1996 Plan may be exercised immediately. Common stock purchased pursuant to the exercise of an unvested option is subject to repurchase by the Company, at the exercise price, under certain conditions. There were no shares of common stock subject to repurchase at 1998 and 1999. There were 50,000 shares of common stock subject to repurchase at December 31, 2000. Options generally vest over a four-year period and are exercisable for a maximum period of ten years after the date of grant.

        The Company's 2000 employee stock option plan (the "2000 plan") was adopted in October 2000 in connection with the Company's reincorporation in the state of Delaware.

        A total of 5,707,000 shares of common stock have been reserved for issuance under the 2000 plan. In addition, the 2000 plan provides for an automatic annual increase in the number of shares reserved under the plan on January 1 of each year beginning in 2001, equal to the lesser of 500,000 shares, two percent of the Company's outstanding shares of common stock on such date or a lesser amount determined by the board of directors. The term of options granted under the 2000 plan may not exceed ten years. The term of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company's stock may not exceed five years. Generally, 25% of the options granted under the 2000 plan will vest and become exercisable on the first anniversary of the date of grant, and 1/48th of the options will vest and become exercisable each month thereafter.

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

        A summary of the status of the Company's stock option plans as of December 31, 2000, 2001 and 2002 and changes during the years ended on these dates are presented below (in thousands, except per share amounts):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 1999	1,169	2,242	$0.88
Authorized under the 2000 Plan	5,000
Granted	(1,282)	1,282	$8.34
Cancelled	392	(392)	$2.54
Exercised	—	(381)	$1.90

Balance at December 31, 2000	5,279	2,751	$3.98
Additional authorized under the 2000 Plan	207
Granted	(1,191)	1,191	$8.79
Cancelled	588	(588)	$3.71
Exercised	—	(310)	$2.72
Expired ungranted under the 1992 Plan	(246)	—

Balance at December 31, 2001	4,637	3,044	$6.05
Additional authorized under the 2000 Plan	500
Granted	(1,534)	1,534	$10.02
Cancelled	314	(314)	$8.43
Exercised	—	(159)	$2.93

Balance at December 31, 2002	3,917	4,105	$7.47

        Information relating to stock options outstanding at December 31, 2002 is as follows (in thousands, except per share amounts):

	Options Outstanding at December 31, 2002			Options Exercisable at December 31, 2002
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.00-$4.00	928	5.56	$1.02	881	$1.01
$4.01-$8.00	1,058	8.13	$7.37	491	$7.52
$8.01-$10.00	832	8.92	$9.41	205	$9.81
$10.01-$16.00	1,287	9.14	$10.96	181	$11.31

	4,105			1,758

Employee stock purchase plan

        The Company's 2000 employee stock purchase plan was adopted in October 2000 in connection with the Company's Delaware re-incorporation, to become effective upon the pricing date of the Company's initial public offering. A total of 300,000 shares of common stock have been reserved for issuance under the purchase plan. In addition, the purchase plan provides for an automatic annual increase in the number of shares reserved under the plan on January 1 of each year, equal to the lesser of 100,000 shares, one percent of the Company's outstanding shares of common stock on such date or a lesser amount determined by the board of directors. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or a committee appointed by the board of directors.

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

        The purchase plan has been implemented in a series of overlapping offering periods, each to be approximately 12 months in duration. The initial offering period under the purchase plan began on June 27, 2001 and expired on July 1, 2002, which was the first day of the third offering period. Offering periods begin on the first trading day on or after January 1 and July 1 of each year and end on the last trading day in the period ending twelve months later. Each participant is granted an option on the first day of the offering period, and such option will be automatically exercised at the end of month six of the offering period and on the last day of the offering period. The purchase price of the common stock under the purchase plan is equal to 85% of the lesser of the fair market value per share of common stock on the start date of the offering period or on the date on which the option is exercised. Employees may end their participation in an offering period at any time during that period, and participation ends automatically on termination of employment with the Company. The purchase plan will terminate in June 2010, unless sooner terminated by the board of directors.

        Of the 300,000 shares authorized to be issued under the purchase plan, 253,000 shares remained available for issuance at December 31, 2002. Employees purchased 47,000 shares in 2002 and no shares were purchased under the plan in 2001.

Deferred stock-based compensation cost to employees

        During the years ended December 31, 2002, 2001 and 2000, the Company recorded deferred compensation of approximately $314,000, $1.5 million and $2.4 million, respectively. During the year ended December 31, 2002, the Company recorded approximately $314,000 of unearned compensation related to shares of common stock issued in the ATMOS acquisition to certain employees of ATMOS that are subject to vesting requirements. This deferred compensation is being amortized over the vesting period of 36 months using the graded vesting method. During the year ended December 31, 2002, the Company recorded amortization expense of $74,000 relating to deferred compensation from these shares. The deferred compensation represented the difference between the grant price and the fair market value of the common stock for financial statement reporting purposes during the period in which the options were granted. Deferred compensation expense is being amortized using the graded vesting method, in accordance with SFAS No. 123 and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms, which results in acceleration of amortization expense for the overall award compared to the straight line method. The accelerated amortization results in expensing approximately

52% of the total award in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year. During the years ended December 31, 2002, 2001 and 2000, the Company recorded amortization expense of $582,000, $1.4 million and $1.1 million, respectively, related to deferred compensation arising from the difference in stock options grant price and fair value of the Company's common stock.

Stockholder Rights Plan

        The Company's Stockholder Rights Plan, which was adopted in October 2000 and became effective June 27, 2001, is intended to protect stockholders from unfair or unfriendly takeover practices. In accordance with this plan, the board of directors declared a dividend distribution of one Series AA preferred stock purchase right on each outstanding share of its common stock held as of June 27, 2001, and on each share of common stock issued by the Company thereafter. Each right entitles the registered holder to purchase from the Company one one-thousandth share of Series AA preferred stock at a price of $110. The rights become exercisable in certain circumstances, including the acquisition by any person or group, or the commencement or announcement of a tender or exchange offer for the acquisition, of beneficial ownership of 15 percent or more of the Company's common stock without the approval of the board of directors (except for certain affiliates prior to the effective date of the Plan as to whom this ownership limit is 25%). The rights do not confer any rights as a stockholder until they are exercised. In the event the rights become exercisable, each right will entitle the holder to acquire shares of common stock of the Company or the acquiring corporation (in the event of merger or similar business combination) having a value equal to twice the purchase price of the right. The rights are redeemable by the Company prior to exercise at $0.01 per right and expire on October 11, 2010.

Notes receivable from related parties

        On September 1, 2000, an officer of the Company exercised options to purchase 50,000 shares of common stock in exchange for a promissory note as permitted under the 1996 Employee Stock Option Plan. The $400,000 note was a full recourse note bearing interest of 6.37%. The note and accrued interest were paid in full on December 6, 2001.

        In April 2001, certain holders of warrants issued in connection with Series F and F-1 preferred stock exercised their rights to purchase 43,000 shares of common stock at $5.50 per share, in exchange for promissory notes. The notes total $239,000, are bearing interest of 9%, and are full recourse. All of these notes had been paid in full as of December 31, 2002.

Note 8—Retirement Savings Plan:

        Effective January 1997, the Company adopted the MoSys 401(k) Plan (the "Savings Plan") which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years old are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. The Company makes a Matching Contribution on behalf of each Participant in an amount equal to 25% of a Participant's Deferral Contributions during the Plan Year. The Company made matching contributions of $98,000, $84,000 and $0 in 2002, 2001 and 2000, respectively.

Note 9—Business Segments, Concentration of Credit Risk and Significant Customers:

        The Company operates in a single industry segment. The Company supplies semiconductor memories to the electronics industry. This industry segment is characterized by rapid technological change and significant competition.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents short-term and long-term investments and accounts receivable. Cash, cash equivalents short-term and long term investments are deposited with high credit quality institutions.

        The Company sells its products and licenses its 1T-SRAM technologies to customers in the Far East, North America and Europe as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
United States	$8,007	$12,405	$9,661
Japan	13,365	5,891	1,393
Taiwan	5,646	3,808	2,806
Europe	773	386	483

Total	$27,791	$22,490	$14,343

        Customers who accounted for at least 10% of total revenues were as follows:

	Year Ended December 31,
	2002	2001	2000
NEC	38.3%	18.6%	—
UMC	11.7%	—	—
Cisco Systems	—	21.7%	26.2%

        Five customers accounted for 19.3%, 14.7%, 11.8%, 11.7% and 11.5% of gross accounts receivable, respectively, at December 31, 2002. Three customers accounted for 26.6%, 19.6% and 16.1% of gross accounts receivable, respectively, at December 31, 2001. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. No amounts were written off in 2002, 2001 and 2000.

        Net property, plant and equipment, classified by major geographic areas were as follows for the years ended December 31, 2002 and 2001.

	Year Ended December 31,
	2002	2001
	(in thousands)
U.S.	$1,880	$1,465
Non-U.S.	1,472	203

Total	$3,352	$1,668

Note 10—Commitments and Contingencies:

        The Company leases its facilities under non-cancelable operating leases that expire in 2005 and 2008. Rent expense was approximately $925,000, $793,000 and $466,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

        The Company leases certain equipment under non-cancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements included in property and equipment aggregated approximately $176,000 at December 31, 2002. The Company had no capital leases for the year ended December 31, 2001. Related accumulated depreciation was approximately $108,000 in 2002.

        Future minimum lease payments under the non-cancelable operating leases as of December 31, 2002 are as follows (in thousands):

Year Ended December 31,	Operating Leases	Capital Leases
2003	$1,159	$92
2004	1,219	15
2005	766	12
2006	303	—
2007	315	—

Beyond 2007	136	—

Total minimum payments	$3,898	$119

Less amount representing interest		5

		114
Less current portion		89

Long term portion		$25

        From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that the Company believes believe could harm our business or cause its revenues or stock price to fall.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

Description	Balance at beginning of period	Charged to expenses	Credited to expenses	Balance at end of period
Allowance for doubtful accounts receivable:
Fiscal year ended December 31, 2002	$200	$75	$275	$—
Fiscal year ended December 31, 2001	$200	$—	$—	$200
Fiscal year ended December 31, 2000	199	1	—	200

S-1

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
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
  Item 14. Controls and Procedures
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on the Form 8K
SIGNATURES
POWER OF ATTORNEY
MONOLITHIC SYSTEM TECHNOLOGY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
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
Schedule II—Valuation and Qualifying Accounts (In thousands)