Form 10-Q
period 2003-03-31
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2003-05-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES ☒  NO ☐

As of May 5, 2003, 30,350,053 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q

March 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,266	$26,321
Short-term investments	37,649	42,112
Accounts receivable, net	2,148	943
Unbilled contract receivable	937	693
Inventories	892	1,037
Prepaid expenses and other current assets	3,768	4,475
Total current assets	72,660	75,581
Long-term investments	17,020	11,400
Property and equipment, net	3,056	3,352
Goodwill	12,326	12,326
Other assets	473	431

Total assets	$105,535	$103,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280	$82
Accrued expenses and other liabilities	2,620	2,418
Deferred revenue	672	1,779
Current portion of capital lease obligations	37	89
Total current liabilities	3,609	4,368
Long-term portion of capital lease obligations	20	25
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,350 shares and 30,230 shares issued and outstanding at March 31, 2003 and December 31, 2002	303	302
Additional paid-in capital	98,200	97,796
Deferred stock-based compensation	(939)	(1,064)
Accumulated other comprehensive income	123	116
Retained earnings	4,219	1,547
Total stockholders’ equity	101,906	98,697

Total liabilities and stockholders’ equity	$105,535	$103,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Net revenue:
Product	$544	$893
Licensing	4,513	1,884
Royalty	2,856	3,618
	7,913	6,395

Cost of net revenue:
Product	407	447
Licensing	615	312
	1,022	759
Gross profit	6,891	5,636

Operating expenses:
Research and development	2,245	1,331
Selling, general and administrative	1,670	992
Stock-based compensation expense	126	208
Total operating expenses	4,041	2,531
Income from operations	2,850	3,105
Interest and other income	490	367
Income before income taxes	3,340	3,472
Provision for income taxes	(668)	(694)

Net income	$2,672	$2,778

Net income per share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09

Shares used in computing net income per share:
Basic	30,302	29,570
Diluted	30,539	31,742
Allocation of stock-based compensation to operating expenses:
Research and development	$52	$106
Selling, general and administrative	74	102

	$126	$208

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$2,672	$2,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	541	232
Amortization of deferred stock-based compensation	126	208
Interest income on notes receivable from stockholder	—	(6)
Changes in current assets and liabilities:
Accounts receivable	(1,205)	(44)
Unbilled contract receivable	(244)	—
Inventories	145	110
Prepaid expenses and other assets	666	125
Deferred revenue	(1,107)	(621)
Accounts payable	148	162
Accrued liabilities	250	(287)
Net cash provided by operating activities	1,992	2,657

Cash flows from investing activities:
Purchase of property and equipment	(245)	(285)
Payment of capital lease obligations	(57)	—
Purchase of available-for-sale investments	(37,163)	(6,365)
Proceeds from maturity of short-term investments	41,626	—
Purchase of long-term investments	(5,620)	—
Net cash used in investing activities	(1,459)	(6,650)

Cash flows from financing activities:
Proceeds from issuance of common stock	412	349
Net cash provided by financing activities	412	349
Net increase (decrease) in cash and cash equivalents	945	(3,644)
Cash and cash equivalents at beginning of period	26,321	47,363
Cash and cash equivalents at end of period	$27,266	$43,719

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other future period.

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

We believe that the following accounting policies are affected by estimates and judgments including those described below:

Revenue.  If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known.  There were no significant changes in estimates of costs to complete contracts during the three month period ended March 31, 2003.

Inventory.  We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any write down of inventory in reported income for the period in which the facts giving rise to the inventory revaluation become known.

Impairment of long-lived assets.  We routinely consider whether indicators of impairment of long-lived assets are present. Based on the undiscounted cash flow test if such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value. We may incur impairment losses in future periods if factors influencing our estimates change.

Impairment of Goodwill.  According to our accounting policy, we performed an annual review of goodwill recorded from the acquisition of ATMOS in August 2002.  During the fourth quarter of 2002, based on the undiscounted cash flow test we found no impairment.  We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist.  Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates.  Changes in our estimate could result in substantial charges for impairment of goodwill.  As of March 31, 2003, we believe that there were no impairment indicators regarding goodwill.

Tax valuation allowance. When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations. Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset balance as of March 31, 2003 was $2.4 million, net of the valuation allowance of $0.7 million. The deferred tax assets consist primarily of deductible temporary differences, tax credit carryforwards, and net operating losses.  As of December 31, 2002, we had net operating loss carryforwards of approximately $2.5 million for federal tax purposes that we expect to be available to reduce our current year taxable income and effective tax rate.

Foreign Currency Translation

The Company has three foreign operations, which are located in Canada, Korea and Japan.  The functional currency of the Company’s foreign entities is the U.S. dollar. Accordingly, the financial statements of these entities, which are maintained in the local currency, are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollar were not material for any period presented and are included in the consolidated statements of operations.

Cash Equivalents, Short-term and Long-term Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of debt securities at the time of purchase. The Company’s short-term and long-term investments are carried at fair value, based on quoted market prices, with the unrealized holding gains and losses reported in stockholders’ equity. Realized gains and losses and declines in the value judged to be other-than-temporary are included in interest income. The cost of securities sold is based on the specific identification method.

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

Inventories

We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any write down of inventory in reported income for the period in which the facts giving rise to the inventory revaluation become known.

Property and equipment

Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, generally three years.

Goodwill

Goodwill represents the excess acquisition cost over the fair value of tangible and identified intangible net assets acquired. Effective January 1, 2002, in conjunction with the implementation of SFAS No. 142, all goodwill, including goodwill related to acquisitions prior to July 1, 2001, are no longer amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142. This impairment analysis will be performed at least annually.   Under SFAS 142, “Goodwill and Other Intangible Assets”, the Company reviews goodwill annually or more frequently, if impairment indicators arise based on the undiscounted cash flow test.  The impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. In the event such cash flows are not expected to be sufficient to recover the recorded value of goodwill, it is written down to its estimated fair value. As of March 31, 2003, the Company believes that there were no impairment indicators regarding goodwill; therefore, no such charges have been recorded for the period ended March 31, 2003.

Valuation of long-lived assets

Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted cash flow test. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.   Effective January 2002, potential impairment of long-lived assets will be evaluated using the guidance provided by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The guidance provided by SFAS No. 144 is substantially the same as the Company’s current policy.  See “Recent Accounting Pronouncements” below for a discussion of the expected effect of the Company’s adoption of SFAS No. 144.

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

Licensing

Licensing revenue consists of fees paid for engineering development and engineering support services. All contracts we have entered into to date require that the Company develop a design that meets a licensee’s specifications. For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of services as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. However, if the Company has significant experience in meeting the design specification involved in the contract and the cost of services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Labor costs for the development of the licensee’s design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate labor cost on a contract-by-contract basis based on its prior experience in developing licensees’ designs.

From time to time, a licensee may cancel a project during the development phase. The cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Generally, the Company’s contracts allow it to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. The Company’s revenue recognition policy requires that a project be considered canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for six months, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if it has performed a sufficient portion of the development services. In the first three months of 2003, the Company recognized $350,000 of licensing revenue from one cancelled project compared to $0 in the same period in 2002.

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

Unbilled contract receivable

Under the percentage of completion method, from time to time, the amount of revenue recognized may exceed the amount of billings to a customer; in such cases the excess amount is carried as an unbilled contract receivable. We recorded $937,000 and $693,000 of unbilled contract receivable as of March 31, 2003 and December 31, 2002, respectively.

Cost of revenue

Product

Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

Licensing

Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements the Company has with licensees of its 1T-SRAM technologies. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which the Company incurs the engineering cost. If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering costs does not exceed the amount of the related licensing revenues, these costs are deferred on a contract-by-contract basis from the time the Company has established technological feasibility of the product to be developed under the license. Technological feasibility is established when the Company has completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized, and until then, are included in prepaid and other current assets. However, for contracts entered into prior to establishing technical feasibility, the Company does not defer development costs related to these contracts, but rather expenses these costs as research and development expenses in the period they are incurred. Consequently, upon completion of these contracts, the Company recognizes related revenue from these contracts without any corresponding costs.

Royalty

There are no reported costs associated with royalty revenue.

Research and development

Research and development costs are expensed as incurred. These include costs related to contract services for projects as to which we have not established technological feasibility.

Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company’s stock on the date of grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. Deferred stock-based compensation is being amortized using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28 (“FIN No. 28”) over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award compared to the straight line method.

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income would have been as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002

Net income:
As reported	$2,672	$2,778
Stock-based compensation expense to the income statement	78	208
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,015)	(746)
Pro forma	$1,735	$2,240

Earnings per share:
Basic—as reported	$0.09	$0.09
Basic—pro forma	$0.06	$0.08
Diluted—as reported	$0.09	$0.09
Diluted—pro forma	$0.06	$0.07

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	Three months ended March 31,
Employee stock options	2003	2002
Expected life (in years)	5.0	5.0
Risk-free interest rate	2.5%-3.0%	4.2%
Volatility	0.8	0.5
Dividend yield	0%	0%

Employee stock purchase plan shares	2003	2002
Expected life (in years)	1.0	1.0
Risk-free interest rate	1.4%	2.3%
Volatility	0.8	0.7
Dividend yield	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The weighted average fair value of options granted for the quarter ended March 31, 2003 and 2002 was $4.95 and $3.54 respectively. The weighted average estimated fair value of shares granted under the employee stock purchase plan for the quarter ended March 31, 2003 and 2002 was $4.67 and $4.02 respectively.

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

The following table presents the calculation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income	$2,672	$2,778
Denominator:
Shares used in computing net income per share:
Basic	30,302	29,570
Employee stock options and unvested common stock outstanding	237	1,478
Warrants	—	694
Diluted	30,539	31,742
Net income per share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

Comprehensive income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income is unrealized gains and losses on available for sale securities.  Accumulated other comprehensive income, as of March 31, 2003 and December 31, 2002 was $123,000 and $116,000, respectively.

The changes in other comprehensive income (loss), net of taxes, were as follows, for the quarter ended March 31, 2003 and 2002:

	Three months ended March 31,
	2003	2002
Net income	$2,672	$2,778
Net unrealized gain (loss) on available-for-sale securities:
Change in net unrealized gains (losses)	7	(62)

Comprehensive income	$2,679	$2,716

Segment reporting

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”) requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The Company operates in one segment, using one measurement of profitability for its business. The Company has sales outside the United States that are described in Note 5. The majority of long-lived assets are maintained in the United States.

Recent accounting pronouncements

Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company’s related activities subsequent to the date of adoption.  There were no restructuring activities during the three months ended March 31, 2003.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company is required to adopt the interim disclosure provisions for financial reports in its fiscal quarter ended March 31, 2003. The Company will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

Note 2—Acquisition

Acquisition of ATMOS Corporation

On August 30, 2002, the Company completed the acquisition of 100% of the outstanding stock of ATMOS Corporation. ATMOS is a semiconductor memory company that focuses on creating high-density, compiler-generated embedded memory solutions for System-on-a-Chip (“SoC”) applications. The total purchase price for the acquisition was approximately $12.4 million, including direct transaction costs of $406,000. The consideration paid to ATMOS shareholders consisted of a combination of $11.7 million in cash and 26,843 shares of common stock issued to certain ATMOS employees, with a combined total fair value of $12.0 million. Under the purchase method of accounting the common stock was valued at $11.47 per share using the Company’s average stock price for a five-day period consisting of two days before, the day of and two days after June 10, 2002, the announcement date on which the number of shares to be issued was fixed. The Company loaned $500,000 to ATMOS under a promissory note due on July 31, 2002, which became non-refundable upon completion of the acquisition, and has been included in the cash portion of the purchase price.

In addition, the Company issued 34,900 shares of common stock subject to vesting period and paid cash of $153,000 to AMTOS continuing employees in exchange for outstanding stock of ATMOS. The shares and cash are subject to forfeiture in the event that the employees cease to be employed by MoSys and consequently are being accounted for as compensation rather than acquisition cost. The Company recorded approximately $314,000 of unearned compensation related to the shares subject to vesting, which will be amortized over the vesting period of 36 months using the graded vesting method. The cash will cease to be restricted on the first anniversary of the closing date; therefore, it is being amortized over 12 months.

ATMOS has been a wholly owned subsidiary of the Company since August 30, 2002.  The acquisition has been accounted for as a purchase.  The accompanying financial statements include the results of operations of ATMOS subsequent to the acquisition date. The purchase price has been allocated to the tangible assets acquired based on management’s estimate of their fair values, and to the intangible assets acquired based on their estimated fair values as determined by an independent appraisal. The purchase price allocation was as follows (in thousands):

Tangible assets acquired:
Cash	$84
Prepaids and other assets	390
Fixed Assets	1,643
Total tangible assets	2,117
Total liabilities acquired	2,002
Intangible assets acquired:
Net tangible assets acquired	115
Goodwill	12,326
Total purchase price allocation	$12,441

Goodwill will be reviewed annually for impairment based on estimated future undiscounted cash flows attributable to goodwill, or more frequently, if impairment indicators arise. In the event such cash flows are not expected to be sufficient to recover the recorded value of goodwill, it is written down to its estimated fair value based on undiscounted cash flows. The Company believes that as of March 31, 2003, there were no impairment indicators regarding goodwill; therefore, no such charges have been recorded for the period ended March 31, 2003 related to the ATMOS acquisition. For income tax purposes, the entire amount of goodwill is deductible and amortized over 15 years.

At the closing of the acquisition, an escrow account was established to satisfy any unidentified claims against ATMOS. As of March 31, 2003, a claim was made for $50,000, which amount was released from the escrow account and paid to a third party claimant. The entire remaining amount held in escrow will be released to the ATMOS shareholders on August 31, 2003, subject to any claims by the

Company. Such claims would be subject to binding arbitration, if in dispute.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the consolidated result of operations of the Company, as if the acquisition of ATMOS had occurred at the beginning of the period presented. The pro forma result of operations combines the consolidated results of operations of the Company for the three months ended March 31, 2002 with the historical results of operations of ATMOS for the three months ended March 31, 2002. The pro forma adjustments in the first quarter of 2002 include $38,000 of cash compensation paid subject to forfeiture and $49,000 of stock compensation expenses associated with shares issued subject to forfeiture. Unearned compensation of $314,000 has been amortized using the graded method over the vesting period of three years, which results in the amortization of approximately 62% in the first year. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period presented or of results which may occur in the future.

Three months ended March 31, 2002
(In thousands, except per share amounts)

Revenues	$6,384
Net income	1,012
Net income per share:
Basic	$0.03

Diluted	$0.03

Shares used in computing net income per share:
Basic	29,631
Diluted	31,803

Note 3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Work-in-process	$407	$477
Finished goods	485	560
	$892	$1,037

Note 4. Guarantees

Product Warranties:

The Company generally offers a 90-day warranty for its memory chip products. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of replacement costs incurred for the last 90 days in correcting product failures.  The Company has not experienced any material issues regarding warranty.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Accordingly, the Company assessed the level of warranty reserve as of March 31, 2003 and determined that no warranty reserve was necessary.

From time to time, the Company enters into contracts with licensees of its IT-SRAM technologies in which the Company provides some indemnification to the licensee in the event of claims of patent or other intellectual property infringement resulting from the licensee’s use of the licensed technology.  Such provisions are customary in the semiconductor industry and do not reflect an assessment by the

Company of the likelihood of a claim.  The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable.  See Note 6, “Contingencies.”

The Company did not have any warranty reserve as of December 31, 2002, and there were no activities during the first quarter of 2003.  As of March 31, 2003, no warranty reserve was recorded.  The Company does not have any other guarantees as of March 31, 2003.

Note 5. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended March 31,
	2003	2002

United States	$2,122	$1,807
Japan	3,955	3,115
Taiwan	1,780	1,379
Other Asian Countries	—	87
Europe	56	7
Total	$7,913	$6,395

A few customers account for a significant percentage of our total revenue. For the quarter ended March 31, 2003, NEC, UMC and Sony represented 28.4%, 19.9% and 12.5% of total revenue, respectively. In the first quarter of 2002, two customers, NEC and Nintendo, represented 33.6% and 15.6% of our total revenue, respectively. A substantial portion of our revenues has been derived from the royalties from the licenses of integrated circuits used by Nintendo in its Gamecube video game console.  Gamecube-related revenue represented 24.8% and 47.7% of total revenue in the first quarter ended March 31, 2003 and 2002, respectively.

Note 6. Contingencies

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial and other resources.  The Company is not currently aware of any legal proceedings or claims, and management does not believe that the Company is subject to claims that would constitute material contingencies.

Note 7. Capital lease obligations

The Company assumed capital lease obligations through the acquisition of ATMOS. Equipment under capital lease arrangements included in property and equipment aggregated approximately $176,000 at March 31, 2003. Related accumulated depreciation was approximately $126,301 at March 31, 2003.

Future minimum lease payments under capital leases are as follows (in thousands):

March 31, 2003
Capital Leases

Remainder of 2003	$37
2004	12
2005	12
2006	—

Total minimum payments	61
Less amount representing interest	4
57
Less current portion	37
Long term portion	$20

Note 8. Provision for Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2003 and 2002 was $668,000 and $694,000, respectively. The effective income tax rate was 20% for the three months ended March 31, 2003 and 2002, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to the utilization of net operating losses and research and development credits that were previously reserved.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I., and other aspects of our business identified in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

MoSys® and 1T-SRAM® are our trademarks. Product names, trade names and trademarks of other companies are also referred to in this report.

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

As of March 31, 2003, we had signed license agreements related to our 1T-SRAM technologies with 34 companies. Generally,

we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months.

On August 30, 2002, we completed the acquisition of 100% of the outstanding stock of ATMOS Corporation. ATMOS is a semiconductor memory company that focuses on creating high-density, compiler-generated embedded memory solutions for SoC applications. The total purchase price for the acquisition was approximately $12.4 million including direct transaction costs of $406,000. The consideration paid to ATMOS shareholders consisted of $11.7 million in cash and 26,843 shares of our common stock issued to certain ATMOS employees for a combined total fair value of $12.0 million. Under the purchase method of accounting, the common stock was valued at $11.47 per share using the Company’s average stock price for a five-day period consisting of two days before, the day of and two days after June 10, 2002, the announcement date on which the number of shares to be issued became fixed. The Company loaned $500,000 to ATMOS under a promissory note due on July 31, 2002, which became non-refundable upon completion of the acquisition, and has been included in the cash portion of the purchase price. ATMOS now operates as our wholly owned subsidiary.

Revenue.  We generate three types of revenue: licensing, royalty and product revenue. Prior to 2001, almost all our revenue consisted of product revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of total revenue has declined each quarter while the percentage of our license and royalty revenues has grown each quarter. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. We expect this trend to continue for the foreseeable future. We anticipate that product revenue will remain weak for the remainder of 2003.

Licensing.   Our license agreements involve long sales cycles, which makes it difficult to predict when the agreements will be signed. We anticipate that licensing revenue will fluctuate from period to period and that it will be difficult to predict the timing and magnitude of such revenue. We believe that the amount of licensing revenues for any period is not necessarily indicative of results in any future period. Our future revenue results are subject to a number of factors, particularly those described in “Risk Factors,” below.

We recognized licensing revenue for the first time in the first quarter of 2000. Our licensing revenue consists of fees for providing circuit design, layout and design verification support to a licensee that is embedding our memory technology into its product. For some licensees, we also provide engineering support services to assist in the commencement of production for their products utilizing 1T-SRAM technologies. Licensing fees range from several hundred thousand dollars to several million dollars, depending on the scope and complexity of the development project, the licensee’s rights and the royalties expected to be received under the agreement. The licensee generally pays the licensing fees in installments at the beginning of the license and upon achieving certain milestones. All contracts entered into to date require us to meet performance specifications. For contracts involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the contracts involve performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. Labor costs incurred are used to measure of progress towards completion. Under percentage of completion accounting method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable. This affected our revenue for the first time in the second quarter of 2002. Our total unbilled contract receivable was $937,000 and $0 as of March 31, 2003 and 2002, respectively.

Our license agreements are associated with lengthy and complicated engineering development projects, and so the completion of development and commencement of production may be difficult for us to predict. From time to time, a licensee may cancel a project during the development phase. The cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Generally, our contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services.  Some of those cancelled contracts were entered into before the technical feasibility was established; therefore, costs associated with them were expensed prior to the recognition of revenue. In the first three months of 2003, we recognized $350,000 of licensing revenue from a cancelled project, compared to $0 in the same period of 2002.

Royalties.   Each licensing agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the amount of licensing fees to be paid, the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee from using our technology. Our agreements require licensees to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee’s report. We recorded our first royalty revenue in the quarter ended December 31, 2000.

The timing and level of royalties also are difficult to predict because they depend on the licensee’s ability to market, produce and ship product that incorporates our technology. Under our licensing business model, our future royalty revenue is tied to the production and sale of our licensees’ products. Many of these products are consumer products, such as electronic game players, for which demand is seasonal and generally highest in the fourth quarter, which we would report in the first quarter of the following year. Furthermore, if a licensee holds excess inventory of products using our licensed technology, we are unlikely to report additional royalty revenue attributable to that product until the quarter after the licensee restarts production of products using our technology. For a discussion of factors that could contribute to the fluctuation of our revenues, please see “Risk Factors—Our lengthy licensing cycle and our licensees’ lengthy development cycles will make the operating results of our licensing business difficult to predict,” and “Anything that negatively affects the business of our licensees could negatively impact our revenue.”

Products.   Product sales are typically on a purchase-order basis, with shipment of product from one to six months later. Provisions for estimated returns and, to a lesser degree, potential warranty liability are recorded at the time revenue is recognized.

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

The semiconductor industry is currently experiencing a difficult economic environment and downturn. Most of our memory chip sales are made to communications equipment manufacturers, which experienced a sharp economic downturn since 2001. Our product revenues for the first quarter of 2003 were only 61% of our product revenues for the same quarter of last year. We have limited visibility regarding our customer’s chip requirements in 2003 and anticipate further declines in product revenue.

Cost of Revenue.  Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors. Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technologies. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which we incur the engineering expense. If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering cost does not exceed the amount of the related licensing revenue, this cost is deferred on a contract-by-contract basis from the time we have established technological feasibility of the product to be developed under the license. Technological feasibility is established when we have completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized. However, for contracts entered into prior to establishing technical feasibility, we do not defer related development costs, but rather expense them in the period in which they are incurred. Consequently, upon completion of these contracts, we recognize the related revenues without any corresponding costs. Furthermore, there are no reported costs associated with royalty revenue.

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

We believe that the following accounting policies are affected by estimates and judgments in the following manner:

Revenue.  If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. Labor costs for the development of the licensee’s design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate labor cost on a contract-to-contract basis from our experience in developing prior licensee’s designs. During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known. There were no significant changes in estimates of costs to complete contracts during the three months period ended March 31, 2003.

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

Impairment of long-lived assets.  We routinely consider whether indicators of impairment of long-lived assets are present. Based on the undiscounted cash flows test if such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value. We may incur impairment losses in future periods if factors influencing our estimates change.

Impairment of Goodwill.  According to our accounting policy, we performed an annual review of goodwill recorded from the acquisition of ATMOS in August 2002. During the fourth quarter of 2002, we found no impairment based on the undiscounted cash flows test. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. Changes in our estimate could result in substantial charges for impairment of goodwill.  As of March 31, 2003, we believe that there were no impairment indicators regarding goodwill.

Tax valuation allowance.  When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations. Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset balance as of March 31, 2003 was $2.4 million, net of the valuation allowance of $0.7 million. The deferred tax assets consist primarily of deductible temporary differences, tax credit carryforwards, and net operating losses.  As of December 31, 2002, we had net operating loss carryforwards of approximately $2.5 million for federal tax purposes that we expect to be available to reduce our current year taxable income and effective tax rate.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenue.  Total revenue increased to $7.9 million for the three months ended March 31, 2003 from $6.4 million for the three months ended March 31, 2002. Product revenue, however, decreased to $544,000 in the first quarter of 2003 from $893,000 in the same period of 2002, and was 6.9% of total revenue in the first quarter of 2003, compared to 14.0% in the same period in 2002. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips. Licensing revenue increased to $4.5 million in the first quarter of 2003 from $1.9 million in the same period of 2002, as we recognized more revenue from an increased number of new licensees. Licensing revenue was 57.0% of total revenue in the first quarter of 2003, compared to 29.5% in the same period in 2002.

In the three months ended March 31, 2003, royalty revenue decreased to $2.9 million from $3.6 million in the same period of 2002, and represented 36.1% of total revenue in the first quarter of 2003, compared to 56.6% for the same period in 2002. In the first quarter of 2003, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 24.8% of total revenue in the first quarter of 2003, a decrease from 47.7% of our total revenue from the same period in 2002, as Nintendo reduced its purchases of chips incorporating our licensed technology for its Gamecube Consoles. The royalty revenues from other licensees, however, increased in the first quarter of 2003, compared to the same quarter in 2002, due to their increased production of chips incorporating our 1T-SRAM technology.

A few customers account for a significant percentage of our total revenue. For the quarter ended March 31, 2003, our three largest customers, NEC, UMC, and Sony represented 28.4%, 19.9% and 12.5% of total revenue, respectively. For the three months ended March 31, 2002, our two largest customers, NEC and Nintendo represented 33.6% and 15.6% of total revenue, respectively. For information regarding revenues recorded by us in three months ended March 31, 2003 and 2002 from customers residing in the United States or residing in a foreign country, please refer to note 5, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars. For a discussion of factors that could contribute to the fluctuation of our revenues, please see “Risk Factors—We expect our revenue to be concentrated”.

Gross Profit.  Gross profit increased to $6.9 million in the three months ended March 31, 2003 from $5.6 million in the same period of 2002 primarily due to an increase in licensing revenue. Gross profit as a percentage of total revenue decreased to 87.1% in the first quarter of 2003 from 88.1% in the corresponding period of 2002 because of the decline in royalty revenue, which has a 100% gross profit margin. Licensing gross profit increased to 86.4% in the first quarter of 2003 compared to 83.5% in the same period of 2002. In the first quarter of 2003, 17.4% of our licensing revenue came from the contracts accounted under the completed contract method compared to 23.9% of licensing revenue in the same period 2002.  Costs associated with revenues recognized under the completed contract method in the first quarter of 2003 were deferred up to the point of revenue recognition as these contracts were entered after technical feasibility was established.  Some of the revenues recognized from the contracts accounted under the completed contract method in the first quarter of 2002 were entered into before technical feasibility was established; therefore, costs associated with these contracts were already expensed as research and development expenses prior to the recognition of revenue occurring. In addition, in the first three months of 2003, we recognized $350,000 of licensing revenue from a cancelled project, under a license agreement that we had entered into before the technical feasibility had been established.  Accordingly, costs associated with this project were expensed prior to the recognition of revenue.

Product gross margin as a percentage of product revenue declined to 25.2% in the first quarter of 2003 compared to 50.0% in the same quarter of 2002. This decline occurred because there were far fewer units of product shipped in the first quarter of 2003, while total manufacturing fixed costs remained approximately the same as in the corresponding period of 2002.

Research and Development.  In the first quarter of 2003, research and development expense increased to $2.2 million from $1.3 million in the same period of 2002 due to additions to the engineering staff to support to our expanded licensing activities and our acquisition of ATMOS in August 2002. ATMOS research and development expenses represented approximately $678,000 in the first quarter of 2003. Research and development expenses as a percent of total revenue were 28.4% and 20.8% for the quarters ended March 31, 2003 and 2003, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses were increased to $1.7 million in the first quarter of 2003 from $992,000 in the same period of 2002 due primarily to increased sales and marketing activities including the establishment of Japan sales office in January of 2003. Selling, General and Administrative expenses as a percentage of total revenue were 21.1% and 15.5% for the quarters ended March 31, 2003 and 2002, respectively.

Interest and Other Income.  Interest and other income, which were earned primarily from interest on short-term and long-term investments, increased to $490,000 in the first quarter of 2003 from $367,000 in the same quarter of 2002. Interest and other income as a percent of total revenue were 6.2% and 5.7% for the quarters ended March 31, 2003 and 2002, respectively.

Provision for Income Taxes.  Provisions for income taxes of  $668,000 and $694,000 were recorded in the first quarter of 2003 and 2002, respectively.  The effective income tax rate was 20% for the three months ended March 31, 2003 and 2002, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to the utilization of net operating losses and research and development credits that were previously reserved.

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents of $27.3 million, short-term investments of $37.6 million and long-term investments of $17.0 million. As of the same date, we had total working capital of $69.1 million. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales has lessened the volatility of our business and generally has enabled us to steadily improve our cash position.

Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2003 compared to $2.7 million for the same period of 2002.  Net cash provided by operating activities for the first quarter of 2003 resulted primarily from net income of $2.7 million, which was reduced by higher accounts receivables due to an increase in accounts receivables from our licensees and lower deferred revenue.  For the first three months of 2002, a reduction in deferred revenue offset by net income resulted in net cash provided by operating activities of $2.7 million.

Net cash used in investing activities was approximately $1.5 million and $6.7 million for the first three months ended March 31, 2003 and 2002, respectively. Net cash used in investing activities for the first three months of 2003 consisted primarily of purchases of short-term and long-term marketable securities of $1.2 million, net of proceeds from disposition of investment securities. Net cash used in investing activities for the first quarter of 2002 consisted mainly of purchases of short-term marketable securities.

Net cash provided by financing activities was $412,000 and $349,000 for the first three months ended 2003 and 2002, respectively. Most of the cash provided by financing activities for the first three months of 2003 and 2002 consisted of proceeds received from the exercise of employee options to purchase common stock.

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

Lease Commitments and Off Balance Sheet Financing

The following table identifies our contractual obligations as of March 31, 2003 that will impact our liquidity and cash flow in future periods:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Operating Lease Obligations	$3,805	$1,238	$1,841	$668	$58
Capital Lease Obligations	61	37	12	12	—

We did not have any unconditional purchase obligations as of March 31, 2003.

RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends upon the semiconductor market’s acceptance of our 1T-SRAM technologies.

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

Our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing revenue in 2001 and in 2002 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE® and we expect the same source to represent a substantial portion of royalty revenue in 2003. Gamecube-related revenue represented 24.8% and 47.7% of total revenue in the first quarter ended March 31, 2003 and 2002, respectively. Gamecube-related revenue represented 44.1% and 22.9% of total revenue in 2002 and 2001, respectively. Moreover, Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. Nintendo has publicly announced that its sales of Gamecube units were significantly less than its expectations during its most recent fiscal year ended March 31, 2003. We cannot assure you that Nintendo’s sales of product incorporating our technology will increase or remain at prior period levels.  In the near term, we do not anticipate significant royalty revenue from Nintendo’s Gamecube, though we do not have sufficient information to accurately predict the amount or timing of such revenue.

Furthermore, our overall revenue has been highly concentrated with a few customers accounting for a significant percentage of our total revenue. For the first quarter ended March 31, 2003, our three largest customers, NEC, UMC and SONY represented 28.4%, 19.9% and 12.5% of total revenue, respectively. For the same quarter ended March 31, 2002, our two largest customers, NEC and Nintendo represented 33.6% and 15.6% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might also face credit risks associated with the concentration of our product revenue among a small number of licensees and customers. As of March 31, 2003, two customers represented 72.7% of total trade receivables. As of March 31, 2002, three customers accounted for 62.5% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our embedded memory technology is new and the occurrence of manufacturing difficulties, or low production yields could hinder market acceptance of our technology and reduce future revenue.

Complex technology like ours often may contain errors or defects when first incorporated into customer products. For example, semiconductor manufacturing yield could be adversely affected by difficulties in adapting our 1T-SRAM technologies to our licensees’ product design or to the manufacturing process technology of a particular foundry or semiconductor manufacturer. Any decrease in manufacturing yields of integrated circuits utilizing our technology could impede the acceptance of our technology in the industry. The discovery of defects or problems regarding the reliability, quality or compatibility of our technology could require significant expenditures and resources to fix, significantly delay or hinder market acceptance of our technology, reduce anticipated revenues and damage our reputation.

Our lengthy licensing cycle and our licensees’ lengthy product development cycles make the operating results of our licensing business difficult to predict.

We anticipate difficulty in accurately predicting the timing and amounts of revenue generated from licensing our 1T-SRAM technologies. The establishment of a business relationship with a potential licensee is a lengthy process, generally taking from three to six months, and sometimes longer. Following the establishment of the relationship, the negotiation of licensing terms can be time-consuming, and a potential licensee may require an extended evaluation and testing period.

Once a license agreement has been executed, the timing and amount of licensing and royalty revenue from our licensing business will remain difficult to predict. The completion of the licensees’ development projects and the commencement of production will be subject to the licensees’ efforts, development risks and other factors outside our control. Our royalty revenue may depend on such factors as the licensees’ production and shipment volumes, the timing of product shipments and when the licensees report to us the manufacture or sale of products that include our 1T-SRAM technologies. All of these factors will prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in operating results.

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

In 2002 and the first three months of 2003, we experienced a significant decline in revenue from sales of our stand alone memory chips and there is no assurance that we will regain the level of product revenue or average selling price we have had in the past, and product revenue and gross margin could decline further from current levels.

Product revenues since 1998, when we changed our business strategy, have represented 10.5%, 57.8%, and 89.9% of our total revenues in 2002, 2001 and 2000, respectively. Our product revenues fell to $544,000 in the first three months of 2003 from $893,000 in the same period of 2002 representing 6.9% and 14.0% of total revenue, respectively. This decline resulted from a general weakness in demand for our customers’ products. We cannot assure you that our customers will increase their orders for our memory chips in future periods.

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

Royalty amounts owed to us might be difficult to verify, and we might find it difficult, expensive and time-consuming to enforce our license agreements.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of March 31, 2003, we held 55 patents in the United States, which expire at various times from 2011 to 2020, and 29 corresponding foreign patents. In addition, as of March 31, 2003, we had 18 patent applications pending in the United States and 22 pending foreign applications, and had received notice of allowance of one patent application pending in the United States. We cannot be sure that any patents we issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. ATMOS Corporation is our only acquisition to date. Acquisitions present a number of potential challenges that could, if not overcome, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company, including—

•                                          integration of the acquired employees, operations, technologies and products with our existing business and products;

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

We are a fabless semiconductor company, and currently rely on Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, or manufacturing all of our memory chips. We presently do not have a firm, written agreement with TSMC or any other semiconductor foundry that guarantees the fabrication of our memory chips. As a result, we cannot assure you that we will always be able to obtain these products in sufficient numbers and on a timely basis to meet our sales objectives. A failure to ensure the timely fabrication of our products could cause us to lose customers and could have a material adverse effect on our profits. If TSMC ceases to provide us with required production capacity with respect to our memory chips, we cannot assure you that we will be able to enter into manufacturing arrangements with other foundries on commercially reasonable terms, or that these arrangements, if established, will result in the successful manufacturing of our products. These arrangements might require us to share control over our manufacturing process technologies or to relinquish rights to our technology and might be subject to unilateral termination by the foundries. Even if such capacity is available from another manufacturer, we would need to qualify the manufacturer, which process could take six months or longer. We cannot assure you that we would be able to identify or qualify manufacturing sources that would be able to produce wafers with acceptable manufacturing yields.

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

Mark Eric Jones, our Vice President and General Manager and Andre Hassan, our Vice President and General Manager have each entered into a plan for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. The plan for Mr. Jones provides for the sale of up to 150,000 shares in blocks of at least 5,000 shares per week pursuant to limit orders at specified prices. The duration of his plan is from February 1, 2003 to January 31, 2004. Mr. Hassan’s plan provides for the sale of up to 50,000 shares pursuant to limit orders to sell at a specified price and expires in 12 months or sooner upon the occurrence of certain events, which are not within his control. His plan became effective on February 19, 2003. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. Our primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximate $76.3 million as of March 31, 2003, and have an average interest rate of approximately 1.87%, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

ITEM 4. Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)                                 Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Rule 13a-14 certification
	99.2	Rule 13a-14 certification
	99.3	Section 1350 certification

(b)	Reports on Form 8-K

On April 23, 2003, the Company filed a report on Form 8-K regarding the Company’s results of operations and financial condition for the first quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2003

/s/ Mark Voll
Vice President, Finance and Administration Chief Financial Officer and Secretary (Duly Authorized and Principal Accounting Officer)