Form 10-Q
period 2003-06-30
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2003-08-13
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒  NO ☐

As of August 5, 2003, 30,605,376 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
June 30, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,454	$26,321
Short-term investments	43,482	42,112
Accounts receivable, net	1,078	943
Unbilled contract receivable	857	693
Inventories	794	1,037
Prepaid expenses and other current assets	3,497	4,475
Total current assets	60,162	75,581
Long-term investments	30,756	11,400
Property and equipment, net	2,722	3,352
Goodwill	12,326	12,326
Other assets	508	431
Total assets	$106,474	$103,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102	$82
Accrued expenses and other liabilities	2,835	2,418
Deferred revenue	281	1,779
Current portion of capital lease obligations	21	89
Total current liabilities	3,239	4,368
Long-term portion of capital lease obligations	18	25
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,486 shares and 30,230 shares issued and outstanding at June 30, 2003 and December 31, 2002	305	302
Additional paid-in capital	98,912	97,796
Deferred stock-based compensation	(833)	(1,064)
Accumulated other comprehensive income	114	116
Retained earnings	4,719	1,547
Total stockholders’ equity	103,217	98,697

Total liabilities and stockholders’ equity	$106,474	$103,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue:
Product	$515	$648	$1,059	$1,541
Licensing	2,196	2,620	6,709	4,504
Royalty	1,759	3,262	4,615	6,880
	4,470	6,530	12,383	12,925
Cost of net revenue:
Product	291	383	698	830
Licensing	341	339	956	651
	632	722	1,654	1,481
Gross profit	3,838	5,808	10,729	11,444
Operating expenses:
Research and development	2,168	1,490	4,413	2,821
Selling, general and administrative	1,592	1,187	3,262	2,179
Stock based compensation	105	156	231	364
Total operating expenses	3,865	2,833	7,906	5,364
Income (loss) from operations	(27)	2,975	2,823	6,080
Interest and other income	652	433	1,142	800
Income before income taxes	625	3,408	3,965	6,880
Provision for income taxes	(125)	(681)	(793)	(1,375)
Net income	$500	$2,727	$3,172	$5,505
Net income per share:
Basic	$0.02	$0.09	$0.10	$0.19
Diluted	$0.02	$0.09	$0.10	$0.17
Shares used in computing net income per share:
Basic	30,395	29,690	30,349	29,630
Diluted	30,848	31,318	30,693	31,530
Allocation of stock-based compensation to operating expenses:
Research and development	$38	$90	$90	$196
Selling, general and administrative	67	66	141	168

	$105	$156	$231	$364

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,172	$5,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,044	509
Amortization of deferred stock-based compensation	231	364
Interest income on notes receivable from stockholder	—	(7)
Changes in current assets and liabilities:
Accounts receivable	(135)	(584)
Unbilled contract receivable	(164)	(410)
Inventories	243	236
Prepaid expenses and other assets	900	(2,756)
Deferred revenue	(1,498)	(1,480)
Accounts payable	(30)	373
Accrued liabilities	465	(225)
Net cash provided by operating activities	4,228	1,525

Cash flows from investing activities:
Purchase of property and equipment	(413)	(1,075)
Payment of capital lease obligations	(74)	—
Purchase of available-for-sale investments	(65,662)	(24,826)
Proceeds from maturity of short-term investments	64,292	—
Purchase of long-term investments	(19,356)	—
Net cash used in investing activities	(21,213)	(25,901)

Cash flows from financing activities:
Payment of note receivable from shareholder	—	246
Proceeds from issuance of common stock	1,118	466
Net cash provided by financing activities	1,118	712
Net (decrease) in cash and cash equivalents	(15,867)	(23,664)
Cash and cash equivalents at beginning of period	26,321	47,363
Cash and cash equivalents at end of period	$10,454	$23,699

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other future period.

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

We believe that the following accounting policies are affected by estimates and judgments including those described below:

Revenue. If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. Labor costs for the development of the licensee’s design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate labor cost on a contract-to-contract basis from our experience in developing prior licensee’s designs. During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known. There were no significant changes in estimates of costs to complete contracts during the three months and six months periods ended June 30, 2003.

Inventory.  We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about historical and forecasted sales within twelve months of the end of the relevant period and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any write-down of inventory in reported income for the period in which the facts giving rise to the inventory write-down become known.

Impairment of Goodwill.  According to our accounting policy, we performed an annual review of goodwill recorded from the acquisition of ATMOS in August 2002. During the fourth quarter of 2002, we found no impairment based on the undiscounted cash flows test. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. Changes in our estimate could result in substantial charges for impairment of goodwill.  As of June 30, 2003, we had not identified impairment indicators regarding goodwill.

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

Foreign Currency Translation

The Company has foreign offices located in Canada, Korea and Japan, which are operated by subsidiaries of the Company.  The functional currency of the Company’s foreign entities is the U.S. dollar. Accordingly, the financial statements of these entities, which are maintained in the local currency, are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollar were not material for any period presented and are included in the consolidated income statements.

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

Licensing

Licensing revenue consists of fees paid for engineering development and engineering support services. All contracts we have entered into to date require that the Company develop a design that meets a licensee’s specifications. For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of services as incurred. When the Company has experience in meeting design specifications but does not have sufficient experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. However, if the Company has significant experience in meeting the design specification involved in the contract and the cost of services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Labor costs for the development of the licensee’s design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate labor cost on a contract-by-contract basis based on its prior experience in developing licensees’ designs.

From time to time, a licensee may cancel a project during the development phase. The Company has no control over the cancellation, which is often caused by changes in market conditions or the licensee’s business. Contract cancellations are an aspect of the Company’s licensing business, and generally, the Company’s contracts allow it to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. The Company’s revenue recognition policy requires that a project be considered canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for six months, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if it has performed a sufficient portion of the development services.  For the second quarter of 2003, we recognized $350,000 of licensing revenue from cancelled projects compared to $529,000 in the same period of 2002.

Royalty

Licensing contracts provide also for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company’s technology after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee’s report.  For the second quarter of 2003, we recognized current and past due royalties of $713,000 in connection with the termination of a license agreement with Conexant Corporation.

Advertising

Advertising costs are expensed as incurred and are not material.

Cost of revenue

Product

Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

Licensing

Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements the Company has with licensees of its 1T-SRAM technologies. These projects typically include customization of circuitry to enable the embedding of our 1T-SRAM technologies on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which the Company incurs the engineering cost. If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering costs does not exceed the amount of the related licensing revenues, such costs are deferred on a contract-by-contract basis once the Company has established technological feasibility of the product to be developed under the license. Technological feasibility is established when the Company has completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized, and until then, are included in prepaid and other current assets. However, for contracts entered into prior to establishing technological feasibility, the Company does not defer development costs related to these contracts, but rather records them as research and development expenses in the period they are incurred. Consequently, upon completion of such contracts, the Company recognizes the revenue earned under them without any corresponding costs.

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

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net Income:
As reported	$500	$2,727	$3,172	$5,505
Stock-based compensation expense to the income statement	57	156	135	364
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	944	638	1,847	1,302
Pro forma	$(387)	$2,245	$1,460	$4,567
Earnings per share:

Basic—as reported	$0.02	$0.09	$0.10	$0.19
Basic—pro forma	$(0.01)	$0.08	$0.05	$0.15
Diluted—as reported	$0.02	$0.09	$0.10	$0.17
Diluted—pro forma	$(0.01)	$0.07	$0.05	$0.14

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	For the three months ended June 30,		For the six months ended June 30,
Employee stock options	2003	2002	2003	2002
Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	2.1%-3.0%	4.1%-4.7%	2.1%-3.0%	4.1%-4.7%
Volatility	0.8	0.6	0.8	0.6
Dividend yield	0%	0%	0%	0%

Stock Participation Plan shares	2003	2002	2003	2002
Expected life (in years)	n/a	n/a	1.0	1.0
Risk-free interest rate	n/a	n/a	1.4%	2.3%
Volatility	n/a	n/a	0.8	0.8
Dividend yield	n/a	n/a	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123.  Under this valuation model, the weighted average fair value of options granted for the three months ended June 30, 2003 and 2002 was $4.90 and $4.24, respectively.  The weighted average fair value of options granted for the six months ended June 30, 2003 and 2002 was $4.88 and $4.18, respectively. The weighted average estimated fair value of shares granted under the employee stock purchase plan for the six months ended June 30, 2003 and 2002 was $4.67 and $4.02 respectively.  No employee stock purchases were made for the three months ending June 30, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models like Black-Scholes require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

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

The following table presents the calculation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income	$500	$2,727	$3,172	$5,505
Denominator:
Shares used in computing net income per share:
Basic	30,395	29,690	30,349	29,630
Employee stock options and unvested common stock outstanding	453	1,162	344	1,320
Warrants	—	466	—	580
Preferred stock	—	—	—	—
Diluted	30,848	31,318	30,693	31,530
Net income per share:
Basic	$0.02	$0.09	$0.10	$0.19
Diluted	$0.02	$0.09	$0.10	$0.17

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

Comprehensive income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income is unrealized gains and losses on available for sale securities.  Accumulated other comprehensive income, as of June 30, 2003 and December 31, 2002 was $114,000 and $116,000, respectively.

The changes in other comprehensive income (loss), net of taxes, were as follows, for the three months and six months ended June 30, 2003 and 2002 respectively:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$500	$2,727	$3,172	$5,505
Net unrealized gain (loss) on available-for-sale securities:
Change in net unrealized gains(losses)	(9)	141	(2)	79

Comprehensive income	$491	$2,868	$3,170	$5,584

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

Recent accounting pronouncements

Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company’s related activities subsequent to the date of adoption.  There were no restructuring activities during the six months ended June 30, 2003.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.  See Note 4, “Guarantees”.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In addition, the Company issued 34,900 shares of common stock subject to vesting period and paid cash of $153,000 to ATMOS continuing employees in exchange for outstanding stock of ATMOS. The shares and cash are subject to forfeiture in the event that the employees cease to be employed by MoSys and consequently are being accounted for as compensation rather than acquisition cost. The Company recorded approximately $314,000 of unearned compensation related to the shares subject to vesting, which will be amortized over the vesting period of 36 months using the graded vesting method. The cash will cease to be restricted on the first anniversary of the closing date; therefore, it is being amortized over 12 months.

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

Goodwill will be reviewed annually for impairment based on estimated future undiscounted cash flows attributable to goodwill, or more frequently, if impairment indicators arise. In the event such cash flows are not expected to be sufficient to recover the recorded value of goodwill, it is written down to its estimated fair value based on undiscounted cash flows. The Company believes that as of June 30, 2003, there were no impairment indicators regarding goodwill; therefore, no such charges have been recorded for the period ended June 30, 2003 related to the ATMOS acquisition. For income tax purposes, the entire amount of goodwill is deductible and amortized over 15 years.

At the closing of the acquisition, an escrow account was established to satisfy any unidentified claims against ATMOS.  The entire remaining amount held in escrow will be released to the ATMOS shareholders on August 31, 2003, subject to any claims by the Company. Such claims would be subject to binding arbitration, if in dispute.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the consolidated result of operations of the Company, as if the acquisition of ATMOS had occurred at the beginning of the period presented. The pro forma result of operations combines the consolidated results of operations of the Company for the three months and six months ended June 30, 2002 with the historical results of operations of ATMOS for the three months and six months ended June 30, 2002, respectively. The pro forma adjustments in the first three months and six months of 2002 include $38,000 and $76,000 of cash compensation paid subject to forfeiture and $49,000 and $98,000 of stock compensation expenses associated with shares issued subject to forfeiture, respectively. Unearned compensation of $314,000 has been amortized using the graded method over the vesting period of three years, which results in the amortization of approximately 62% in the first year. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period presented or of results which may occur in the future.

	Three months ended June 30, 2002	Six months ended June 30, 2002
	(In thousands except per share amounts)

Revenues	$6,581	$12,965
Net income	1,352	2,375
Net income per share:
Basic	$0.05	$0.08

Diluted	$0.04	$0.07

Shares used in computing net income per share
Basic	29,751	29,691
Diluted	31,536	31,764

Note 3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Work-in-process	$309	$477
Finished goods	485	560
	$794	$1,037

Note 4. Guarantees

Product Warranties:

The Company generally offers a 90-day warranty for its memory chip products. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of replacement costs incurred for the last 90 days in correcting product failures.  The Company has not experienced any material issues regarding warranty.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Accordingly, the Company assessed the level of warranty reserve as of June 30, 2003 and determined that no warranty reserve was necessary.  The Company does not have any other guarantees as of June 30, 2003.

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

Note 5. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

United States	$2,566	$2,874	$4,688	$4,681
Japan	1,005	2,632	4,960	5,747
Other Asian Countries	703	614	2,483	2,080
Europe	196	410	252	417
Total	$4,470	$6,530	$12,383	$12,925

A few customers account for a significant percentage of our total revenue. For the quarter ended June 30, 2003, Conexant and Sony represented 16% and 15% of total revenue, respectively.  In addition, other income, in the form of a contract termination fee of $287,000 was paid by Conexant during the period. In the second quarter of 2002, two customers, NEC and Nintendo, represented 24% and 15% of our total revenue, respectively.  For the six months ended June 30, 2003, three customers, NEC, UMC and Sony represented 21%, 16% and 14% of total revenue, respectively.  In the first half of 2002, NEC and Nintendo represented 28% and 16% of total revenue, respectively.  A substantial portion of our revenues has been derived from the royalties from the licenses of integrated circuits used by Nintendo in its Gamecube video game console.  Gamecube-related revenue represented less than 5% and 40% of total revenue in the second quarter ended June 30, 2003 and 2002, respectively.  Also, Gamecube-related revenue represented 17% and 44% of total revenue for the six months ended June 30, 2003 and 2002, respectively.  A decline in Gamecube-related revenue for the three months and six months ended June 30, 2003 was due to a reduction in Nintendo’s purchase of chips incorporating our licensed technology for its Gamecube consoles.

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

Note 7. Capital lease obligations

The Company assumed capital lease obligations through the acquisition of ATMOS. Equipment under capital lease arrangements included in property and equipment aggregated approximately $176,000 at June 30, 2003. Related accumulated depreciation was approximately $138,000 at June 30, 2003.

Future minimum lease payments under capital leases as of June 30, 2003 are as follows (in thousands):

Remainder of 2003	$17
2004	14
2005	14
2006	—

Total minimum payments	45
Less amount representing interest	6
39
Less current portion	21
Long term portion	$18

Note 8. Provision for Income Taxes

The Company’s provision for income taxes for the six months ended June 30, 2003 and 2002 was $793,000 and $1.4 million, respectively. The effective income tax rate was 20% for the six months ended June 30, 2003 and 2002, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to the utilization of net operating losses and research and development credits that were previously reserved.

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

As of June 30, 2003, we had signed license agreements related to our 1T-SRAM technologies with 36 companies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months.

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

Revenue.  We generate three types of revenue: licensing, royalty and product revenue. Prior to 2001, almost all our revenue consisted of product revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of total revenue has declined each quarter while the percentage of our license and royalty revenues has grown each quarter. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. We expect this trend to continue for the foreseeable future. Moreover, we anticipate that product revenue will remain weak for the remainder of 2003.

Licensing.   Our license agreements involve long sales cycles, which makes it difficult to predict when the agreements will be signed. Our licensing revenue will fluctuate from period to period and, we anticipate that it will be difficult to predict the timing and magnitude of such revenue. We believe that the amount of licensing revenues for any period is not necessarily indicative of results in any future period. Our future revenue results are subject to a number of factors, particularly those described in “Risk Factors,” below.

Our licensing revenue consists of fees for providing circuit design, layout and design verification support to a licensee that is embedding our memory technology into its product. For some licensees, we also provide engineering support services to assist in the commencement of production for their products utilizing 1T-SRAM technologies. Licensing fees range from several hundred thousand dollars to several million dollars, depending on the scope and complexity of the development project, the licensee’s rights and the royalties expected to be received under the agreement. The licensee generally pays the licensing fees in installments at the beginning of the license and upon achieving certain milestones. All contracts entered into to date require us to meet performance specifications. For contracts involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the contracts involve performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. Labor costs incurred are used to measure of progress towards completion. Under the percentage of completion accounting method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable. This affected our revenue for the first time in the second quarter of 2002. Our total unbilled contract receivable was $857,000 and $410,000 as of June 30, 2003 and 2002, respectively.

Our license agreements are associated with lengthy and complicated engineering development projects, and so the completion of development and commencement of production may be difficult for us to predict. From time to time, a licensee may cancel a project during the development phase. The cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. These cancellations are an aspect of our licensing business, and generally, our contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services.  Some of those cancelled contracts were entered into before the technical feasibility was established; therefore, costs associated with them were expensed prior to the recognition of revenue. For the second quarter of 2003, we recognized $350,000 of licensing revenue from cancelled projects compared to $529,000 in the same period of 2002.

Royalties.   Each licensing agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the amount of licensing fees to be paid, the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee from using our technology. Our agreements require licensees to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee’s report. We recorded our first royalty revenue in the quarter ended December 31, 2000.  For the second quarter of 2003, the Company recognized current and past due royalties of $713,000 in connection with the termination of a license agreement with Conexant Corporation.

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

Products.   Product sales are typically on a purchase-order basis, with shipment of product occurring from one to six months later. Provisions for estimated returns and, to a lesser degree, potential warranty liability are recorded at the time revenue is recognized. Currently, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, manufactures all of the memory chips that we sell. Our products are assembled and tested prior to shipment by independent, third-party contractors. We contract for manufacturing services on a purchase-order basis and have no long-term commitments for the supply of any of our memory chip products. If we are unable to obtain manufacturing, assembly or testing services required to fill our customer orders for these products, our revenues from these products will decline substantially.

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

The semiconductor industry is currently experiencing a difficult economic environment and downturn. Most of our memory chip sales are made to communications equipment manufacturers, which experienced a sharp economic downturn since 2001. Our product revenues for the second quarter of 2003 were only 79% of our product revenues for the same quarter of last year. We have limited visibility regarding our customer’s chip requirements in 2003 and anticipate further declines in product revenue.

Cost of Revenue.  Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors. Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technologies. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which we incur the engineering expense. If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering cost does not exceed the amount of the related licensing revenue, this cost is deferred on a contract-by-contract basis from the time we have established technological feasibility of the product to be developed under the license. Technological feasibility is established when we have completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized. However, for contracts entered into prior to establishing technological feasibility, we do not defer related development costs, but rather expense them in the period in which they are incurred. Consequently, upon completion of these contracts, we recognize the related revenues without any corresponding costs. Furthermore, there are no reported costs associated with royalty revenue.

Research and Development.  Research and development expenses consist primarily of salaries and related employee expenses, material costs for prototype and test units and expenses associated with engineering development software and equipment. Since 1998, our research and development expenses were incurred primarily in support of the design, development and production of customer development projects.

Since changing our business model in 1998, we have devoted our research and development efforts primarily to developing our 1T-SRAM technologies and related licensing activities. Research and development expenses can also include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products.

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

We believe that the following accounting policies are affected by estimates and judgments in the following manner:

Revenue.  If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. Labor costs for the development of the licensee’s design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate labor cost on a contract-to-contract basis from our experience in developing prior licensee’s designs. During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known. There were no significant changes in estimates of costs to complete contracts during the three months period ended June 30, 2003.

Inventory.  We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We estimate fair market value based on our assumptions about historical and forecasted sales within twelve months period and market conditions. If actual or forecasted market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any write-down of inventory in reported income for the period in which the facts giving rise to the inventory write-down become known.

Impairment of Goodwill.  According to our accounting policy, we performed an annual review of goodwill recorded from the acquisition of ATMOS in August 2002. During the fourth quarter of 2002, we found no impairment based on the undiscounted cash flows test. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. Changes in our estimate could result in substantial charges for impairment of goodwill.  As of June 30, 2003, we had not identified impairment indicators regarding goodwill.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

Revenue.  Total revenue decreased to $4.5 million for the three months ended June 30, 2003 from $6.5 million for the three months ended June 30, 2002. Product revenue also decreased to $515,000 in the second quarter of 2003 from $648,000 in the same period of 2002, and represented 12% of total revenue in the second quarter of 2003, compared to 10% in the same period in 2002. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips. Licensing revenue decreased to $2.2 million in the second quarter of 2003 from $2.6 million in the same period of 2002 as revenue recognized from new projects was not enough to offset a decline in revenue from existing projects. Licensing revenue was 49% of total revenue in the second quarter of 2003, compared to 40% in the same period in 2002.

In the three months ended June 30, 2003, royalty revenue decreased to $1.8 million from $3.3million in the same period of 2002, and represented 39% of total revenue in the second quarter of 2003, compared to 50% for the same period in 2002. In the second quarter of 2003, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented less than 5% of total revenue in the second quarter of 2003, a significant decrease from 40% of our total revenue from the same period in 2002, as Nintendo reduced its purchases of chips incorporating our licensed technology for its Gamecube Consoles. During the second quarter of 2003, we collected $1.0 million in cash from Conexant for the termination of its October 2000 license agreement with us.  This payment consisted of current and past due royalty payments totaling $713,000, and a termination fee of $287,000,which we have included in other income.

A small number of customers continue to account for a significant percentage of our total revenue. For the quarter ended June 30, 2003, our two largest customers, Conexant and Sony represented 16% and 15% of total revenue, respectively. For the three months ended June 30, 2002, our two largest customers, NEC and Nintendo represented 24% and 15% of total revenue, respectively. For information regarding revenues recorded by us in three months and six months ended June 30, 2003 and 2002 from customers residing in the United States or residing in a foreign country, please refer to note 5, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars. For a discussion of certain risks related to our revenue concentration, please see “Risk Factors—We expect our revenue to be concentrated”.

Gross Profit.  Gross profit decreased to $3.8 million in the three months ended June 30, 2003 from $5.8 million in the same period of 2002 primarily due to the decrease in royalty and licensing revenue. Gross profit as a percentage of total revenue decreased to 86% in the second quarter of 2003 from 89% in the corresponding period of 2002 because of the decline in royalty revenue, which has no associated costs. Licensing gross profit decreased to 85% in the second quarter of 2003 compared to 87% in the same period of 2002 as licensing gross profit in the second quarter of 2002 included revenues recognized under the completed contract method of accounting and from canceled projects for which the associated costs had been expensed in preceding periods.  There were no licensing revenues in the second quarter of 2003 for which the associated costs had been expensed in a prior period.

Product gross margin as a percentage of product revenue increased to 44% in the second quarter of 2003 compared to 41% in the same quarter of 2002 due to a reduction in manufacturing fixed costs.

Research and Development.  In the second quarter of 2003, research and development expense increased to $2.2 million from $1.5 million in the same period of 2002 due to additions to the engineering staff to support to our expanded licensing activities and our acquisition of ATMOS in August 2002. Research and development expenses as a percentage of total revenue were 49% and 23% for the quarters ended June 30, 2003 and 2003, respectively.  We anticipate the same level of research and development expenses for the foreseeable future.

Selling, General and Administrative.  Selling, general and administrative expenses were increased to $1.6 million in the second quarter of 2003 from $1.2 million in the same period of 2002 due primarily to increased sales and marketing activities including the establishment of Japan sales office in January of 2003. Selling, General and Administrative expenses as a percentage of total revenue were 36% and 18% for the quarters ended June 30, 2003 and 2002, respectively.

Interest and Other Income.  Interest and other income increased to $652,000 in the second quarter of 2003 from $433,000 in the same period of 2002 primarily due to the $287,000 termination fee from Conexant recorded as other income.  On the other hand, interest income declined due to lower interest rates. Interest and other income as a percent of total revenue were 15% and 7% for the quarters ended June 30, 2003 and 2002, respectively.

Provision for Income Taxes.  Provisions for income taxes of  $125,000 and $681,000 were recorded in the second quarter of 2003 and 2002, respectively.  The effective income tax rate was 20% for the three months ended June 30, 2003 and 2002, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to the utilization of net operating losses and research and development credits that were previously reserved.

Six Months Ended June 30, 2003 and 2002

Revenue.  Total revenue decreased to $12.4 million for the six months ended June 30, 2003 from $12.9 million in the same period of 2002.  Product revenue also decreased to $1.1 million in first six months of 2003 from $1.5 million in the same period of 2002, and was 9% of total revenue, compared to 12% in the same period in 2002. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips. Licensing revenue increased to $6.7 million in the first half of 2003 from $4.5 million in the same period of 2002 due to an increase in new projects, especially in the first quarter of 2003.  Licensing revenue was 54% of total revenue for the first half of 2003, compared to 35% in the same period in 2002.

In the six months ended June 30, 2003, royalty revenue decreased to $4.6 million from $6.9 million in the same period of 2002, and was 37% of total revenue, compared to 53% in the same period in 2002. In the first six months of 2003, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 17% of total revenue in the first six months of 2003, a significant decrease from 44% of our total revenue from the same period in 2002, as Nintendo reduced its purchases of chips incorporating our licensed technology for its Gamecube Consoles.

Gross Profit.  Gross profit decreased to $10.7 million in the first six months ended June 30, 2003 from $11.4 million in the first six months period of 2002 as increased licensing revenue failed to offset a decline in royalty and product revenue. Gross profit as a percentage of total revenue decreased to 87% in the first half of 2003 from 89% in the corresponding period of 2002 mainly due to the decline in royalty revenue, which has no associated costs. Licensing gross profit was 86% in the first half of 2003 and 2002.

Product gross margin as a percentage of product revenue decreased to 34% in the first six months of 2003 compared to 46% in the corresponding period of 2002. This decline occurred because we shipped fewer units of product in the first half of 2003, while total manufacturing fixed costs remained approximately the same as in the corresponding period of 2002.

Research and Development.  Research and development expenses increased to $4.4 million in the six months ended June 30, 2003 from $2.8 million in the same period of 2002 due to additions to the engineering staff to support to our expanded licensing activities and our acquisition of ATMOS in August 2002. Research and development expenses as a percent of total revenue were 36% and 22% for the six months ended June 30, 2003 and 2002, respectively. We anticipate the same level of research and development expenses for the foreseeable future.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $3.3 million in the first half of 2003 from $2.2 million in same period of 2002 due primarily to increased sales and marketing activities including the establishment of Japan sales office in January of 2003.  Selling, general and administrative expenses as a percent of total revenue were 26% and 17% for the six months ended June 30, 2003 and 2002, respectively.

Interest and Other Income.  Interest and other income increased to $1.1 million in the first half of 2003 from $800,000 in the same period of 2002 primarily due to the $287,000 termination fee from Conexant recorded as other income.  On the other hand, interest income declined due to lower interest rates.  Interest and other income as a percent of total revenue were 9% and 6% for the six months ended June 30, 2003 and 2002, respectively.

Provision for Income Taxes. Provisions for income taxes of  $793,000 and $1.4 million were recorded in the first half of 2003 and 2002, respectively.  The effective income tax rate was 20% for the six months ended June 30, 2003 and 2002, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to the utilization of net operating losses and research and development credits that were previously reserved.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents of $10.5 million, short-term investments of $43.5 million and long-term investments of $30.8 million. As of the same date, we had total working capital of $56.9million. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales has lessened the volatility of our business and generally has enabled us to steadily improve our cash position.

Net cash provided by operating activities increased to $4.2 million for the six months ended June 30, 2003 compared to $1.5 million for the same period of 2002 primarily due to changes in prepaid expenses and other assets, accrued liabilities and non-cash impact depreciation and amortization offset by lower net income for the first half of 2003. For the first six months of 2002, net income offset by higher prepaid expenses and other assets, which included $2.3 million of prepaid taxes, and lower deferred revenue resulted in net cash provided by operating activities of $1.5 million.

Net cash used in investing activities was approximately $21.2 million and $25.9 million for the first six months ended June 30, 2003 and 2002, respectively. Net cash used in investing activities for the first half of 2003 consisted primarily of purchases of short-term and long-term marketable securities of $20.7 million, net of proceeds from the disposition of investment securities. Net cash used in investing activities for the first six months of 2002 consisted mainly of purchases of available-for-sale securities.

Net cash provided by financing activities was $1.1 million and $712,000 for the first six months ended 2003 and 2002, respectively. Most of the cash provided by financing activities for the first half of 2003 and 2002 consisted of proceeds received from the exercise of employee options to purchase common stock.

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

We expect that existing short-term and long-term investments along with our existing capital and cash generated from operations, if any, will be sufficient to meet our capital requirements for the foreseeable future. We expect that a licensing business such as ours generally will require less cash to support operations after multiple licensees begin to ship products and pay royalties. However, we cannot be certain that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we might need to raise additional funding through public or private financing. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition.

Lease Commitments and Off Balance Sheet Financing

The following table identifies our contractual obligations as of June 30, 2003 that will impact our liquidity and cash flow in future periods:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Operating Lease Obligations	$3,651	$1,281	$1,665	$705	$—
Capital Lease Obligations	45	25	20	—	—

We did not have any unconditional purchase obligations as of June 30, 2003.

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

Our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing revenue in 2001 and in 2002 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Gamecube-related revenue represented less than 5% and 40% of total revenue in the second quarter ended June 30, 2003 and 2002, respectively. Gamecube-related revenue represented 17% and 44% of total revenue in the first half of 2003 and 2002, respectively. Gamecube-related revenue represented 44% and 23% of total revenue in 2002 and 2001, respectively. Moreover, Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. Nintendo has publicly announced that its sales of Gamecube units were significantly less than its expectations during its most recent fiscal year ended March 31, 2003. We cannot assure you that Nintendo’s sales of product incorporating our technology will increase or remain at prior period levels.  In the near term, we do not anticipate significant royalty revenue from Nintendo’s Gamecube, though we do not have sufficient information to accurately predict the amount or timing of such revenue.

Furthermore, our overall revenue has been highly concentrated with a few customers accounting for a significant percentage of our total revenue. For the second quarter ended June 30, 2003, our two largest customers, Conexant and SONY represented 16%, and 15% of total revenue, respectively. In addition, we received a termination fee of $287,000 from Conexant in the second quarter of 2003. For the same quarter ended June 30, 2002, our two largest customers, NEC and Nintendo represented 24% and 15% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might also face credit risks associated with the concentration of our product revenue among a small number of licensees and customers. As of June 30, 2003, four customers represented 71% of total trade receivables. As of June 30, 2002, five customers accounted for 89% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

Likewise, we have no control over the product development, pricing and marketing strategies of our licensees, which directly affect sales of their products and the corresponding royalties payable to us. A decline in sales of our licensees’ royalty-generating products for any reason would reduce our royalty revenue. In addition, seasonal and other fluctuations in demand for our licensees’ products could cause our operating results to fluctuate, which could cause our stock price to fall.  For example, one of our most significant licensees, NEC, has sustained a prolonged decline in sales of chips incorporating 1T-SRAM technology to Nintendo, and we are unable to predict when or if such sales will recover.

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

In 2002 and the first six months of 2003, we experienced a decline in revenue from sales of our stand alone memory chips and there is no assurance that we will regain the level of product revenue or average selling price we have had in the past, and product revenue and gross margin could decline further from current levels.

Product revenues since 1998, when we changed our business strategy, have represented 11%, 58%, and 90% of our total revenues in 2002, 2001 and 2000, respectively. Our product revenues fell to $1.1 million in the first six months of 2003 from $1.5 million in the same period of 2002 representing 9% and 12% of total revenue, respectively. This decline resulted from a general weakness in demand for our customers’ products. We cannot assure you that our customers will increase their orders for our memory chips in future periods.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of June 30, 2003, we held 55 patents in the United States, which expire at various times from 2011 to 2021, and 29 corresponding foreign patents. In addition, as of June 30, 2003, we had 17 patent applications pending in the United States and 21 pending foreign applications, and had received notice of allowance of one patent application pending in the United States. We cannot be sure that any patents we issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

Our executive officers, directors and their affiliates or non-affiliate  related entities, in the aggregate, beneficially own approximately 36% of our common stock. These stockholders acting together have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise involve the payment of a premium for your shares of our common stock.

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

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $79.5 million as of June 30, 2003, and have an average interest rate of approximately 1.64%, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Stockholders of Monolithic System Technology, Inc. was held at 9:30 a.m. Pacific Daylight Time, on May 15, 2003 at the Company’s corporate headquarters located at 1020 Stewart Drive, Sunnyvale, California 94085.

The two proposals presented at the meeting were:

1.               To elect five members of the Board of Directors to hold office until the next Annual Meeting of Stockholders.

2.               To ratify the appointment of the accounting firm of Ernst & Young LLP as independent auditors for the Company for the fiscal years ending December 31, 2003.

(b)                                 Each of the five individuals nominated to serve as a member of the Board of Directors was elected to hold office until the next Annual Meeting of Stockholders and received the number of votes set forth below:

	For	Withhold
Fu-Chieh Hsu	22,075,096	5,242,245
Wing-Yu Leung	22,451,391	4,865,950
Carl E. Berg	24,685,717	2,631,624
Wei Yen	24,685,498	2,631,843
Paul M. Russo	21,375,617	5,941,724

There are no abstentions or broker non-votes.

(c)                                  The ratification of the appointment of the accounting firm of Ernst & Young LLP as independent auditors for the Company for the fiscal years ending December 31, 2003 was approved by the votes set forth below:

For	Against	Abstain
27,291,254	23,240	2,847

ITEM 6.   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Rule 13a-14 certification

31.2                           Rule 13a-14 certification

32                                Section 1350 certification

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

Dated: August 13, 2003

/s/ Mark Voll
Vice President, Finance and Administration
Chief Financial Officer and Secretary
(Duly Authorized and Principal Accounting Officer)