Form 10-Q
period 2003-09-30
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2003-11-13
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES ☒  NO ☐

As of October 31, 2003, 30,693,756_shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
September 30, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,865	$26,321
Short-term investments	7,182	42,112
Accounts receivable, net	937	943
Unbilled contract receivables	1,204	693
Inventories	592	1,037
Prepaid expenses and other current assets	5,002	4,475
Total current assets	43,782	75,581
Long-term investments	48,302	11,400
Property and equipment, net	2,279	3,352
Goodwill	12,326	12,326
Other assets	509	431
Total assets	$107,198	$103,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111	$132
Accrued expenses and other liabilities	2,880	2,368
Deferred revenue	326	1,779
Current portion of capital lease obligations	14	89
Total current liabilities	3,331	4,368
Long-term portion of capital lease obligations	16	25
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,638 shares and 30,230 shares issued and outstanding at September 30, 2003 and December 31, 2002	306	302
Additional paid-in capital	99,625	97,796
Deferred stock-based compensation	(664)	(1,064)
Accumulated other comprehensive income	114	116
Retained earnings	4,470	1,547
Total stockholders’ equity	103,851	98,697

Total liabilities and stockholders’ equity	$107,198	$103,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue:
Product	$511	$784	$1,570	$2,325
Licensing	1,780	2,756	8,489	7,260
Royalty	1,208	3,471	5,823	10,351
	3,499	7,011	15,882	19,936
Cost of net revenue:
Product	260	465	958	1,295
Licensing	588	448	1,544	1,099
	848	913	2,502	2,394
Gross profit	2,651	6,098	13,380	17,542
Operating expenses:
Research and development	2,093	1,666	6,506	4,487
Selling, general and administrative	1,396	1,258	4,658	3,437
Stock based compensation	190	121	421	485
Total operating expenses	3,679	3,045	11,585	8,409
Income (loss) from operations	(1,028)	3,053	1,795	9,133
Interest and other income	311	392	1,453	1,192
Income (loss) before income taxes	(717)	3,445	3,248	10,325
Benefit (provision) for income taxes	468	(689)	(325)	(2,064)
Net income (loss)	$(249)	$2,756	$2,923	$8,261
Net income (loss) per share:
Basic	$(0.01)	$0.09	$0.10	$0.28
Diluted	$(0.01)	$0.09	$0.09	$0.26
Shares used in computing net income (loss) per share:
Basic	30,614	30,090	30,437	29,783
Diluted	30,614	30,686	30,934	31,249
Allocation of stock-based compensation to operating expenses:
Research and development	$33	$78	$123	$275
Selling, general and administrative	157	43	298	210

	$190	$121	$421	$485

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,923	$8,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,533	858
Amortization of deferred stock-based compensation	421	485
Interest income on notes receivable from stockholder	—	(7)
Changes in current assets and liabilities:
Accounts receivable	6	(1,213)
Unbilled contract receivable	(511)	(230)
Inventories	445	452
Prepaid expenses and other assets	(605)	(1,962)
Deferred revenue	(1,453)	(2,055)
Accounts payable	(21)	(751)
Accrued liabilities	512	(755)
Net cash provided by operating activities	3,250	3,083

Cash flows from investing activities:
Purchase of property and equipment	(460)	(1,171)
Payment of capital lease obligations	(84)	—
Purchase of available-for-sale investments	(156,772)	(150,690)
Proceeds from maturity of short-term investments	191,702	128,228
Acquisition of business and related expenses, net of cash acquired	—	(11,955)
Purchase of long-term investments	(36,902)	—
Net cash used in investing activities	(2,516)	(35,588)

Cash flows from financing activities:
Payment of note receivable from shareholder	—	246
Proceeds from issuance of common stock	1,810	726
Net cash provided by financing activities	1,810	972
Net increase (decrease) in cash and cash equivalents	2,544	(31,533)
Cash and cash equivalents at beginning of period	26,321	47,363
Cash and cash equivalents at end of period	$28,865	$15,830

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other future period.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year.  Certain amounts reported in previous quarters have been reclassified to conform the current presentation.

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

We believe that the following accounting policies are affected by estimates and judgments including those described below:

Revenue. If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. Labor costs for the development of the licensee’s design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate labor cost on a contract-to-contract basis from our previous experience in developing designs for other licensees. During the contract performance period we review estimates of cost to complete the contract as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known. There were no significant changes in estimates of costs to complete contracts during the three-month or nine-month periods ended September 30, 2003.

Inventory.  We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our historical sales within six months of the end of the relevant period and current market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any write-down of inventory in reported income for the period in which the facts giving rise to the inventory write-down become known.

Impairment of Goodwill.  According to our accounting policy, we performed an annual review of goodwill recorded from the acquisition of ATMOS in August 2002. During the fourth quarter of 2002, we found no impairment based on the undiscounted cash flows test. We will perform the annual impairment test in the third quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on the guidance provided in SFAS No. 142, which utilizes a discounted future cash flow.  This approach uses our estimates of revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. Changes in our estimate could result in substantial charges for impairment of goodwill.    We performed the annual impairment test during the third quarter of 2003 and the test did not indicate impairment of goodwill as of September 30, 2003

Tax valuation allowance. When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations. Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 31, 2002, we had net operating loss carryforwards of approximately $2.5 million for federal tax purposes that we expect to be available to reduce our current year taxable income and effective tax rate.

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

Cash Equivalents, Short-term and Long-term Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of debt securities at the time of purchase. The Company’s short-term and long-term investments are carried at fair value, based on quoted market prices, with unrealized holding gains and losses reported in stockholders’ equity. Realized gains and losses and declines in the value judged to be other-than-temporary are included in interest income. The cost of securities sold is based on the specific identification method.

The Company invests its excess cash in money market accounts and debt instruments, including U.S. government bonds and corporate notes, and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments.  Investments with remaining maturities greater than one year are classified as long-term investments.

Property and equipment

Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, generally three years.

Goodwill

Goodwill represents the excess acquisition cost over the fair value of tangible and identified intangible net assets acquired. Effective January 1, 2002, in conjunction with the implementation of SFAS No. 142, all goodwill, including goodwill related to acquisitions prior to July 1, 2001, is no longer amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives are evaluated using the specific guidance provided by SFAS No. 142. This impairment analysis is performed at least annually.  Under SFAS 142, “Goodwill and Other Intangible Assets”, the Company reviews goodwill annually or more frequently, if impairment indicators arise based on the undiscounted cash flow test.  The impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. In the event such cash flows are not expected to be sufficient to recover the recorded value of goodwill, it is written down to its estimated fair value based on discounted cash flows.

Revenue recognition

Product

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. The terms of all product sales are FOB shipping point. The Company’s sales agreements do not provide for any customer acceptance provisions. The Company has no obligation to provide any modification, customization, upgrades, enhancements, post-contract customer support or additional products. Allowances for sales return or warranty liabilities are recorded based upon historical experience and any specific known pending customer returns. There are no rights of return unless the product does not perform according to specifications. Provisions for estimated returns, and to a lesser degree potential warranty liability, are recorded when revenue is recognized.

Licensing

Licensing revenue consists of fees paid for engineering development and engineering support services. All contracts we have entered into to date require that the Company develop a design that meets the licensee’s specifications. For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of services as incurred. When the Company has experience in meeting the design specifications but does not have sufficient experience to reasonably estimate the cost of services to meet the design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. However, if the Company has significant experience in meeting the design specification involved in the contract and the cost of services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Labor costs for the development of the licensee’s design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate labor cost on a contract-by-contract basis based on its prior experience in developing licensees’ designs.

From time to time, a licensee may cancel a project during the development phase. The Company has no control over the cancellation, which is often caused by changes in market conditions or the licensee’s business. Contract cancellations are an aspect of the Company’s licensing business, and the Company’s contracts allow it to retain all payments that it receives or is entitled to collect for services provided before the cancellation occurs. The Company’s revenue recognition policy states that a project be considered canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for six months, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue equal to the amount of cash received, if it has performed the development services, for which the cash was received.  For the third quarter of 2003, we recognized no licensing revenue from cancelled projects compared to $275,000 in the same period of 2002. For the first nine months ended September 30, 2003, we recognized $700,000 of licensing revenue from cancelled projects compared to $804,000 in the corresponding period of 2002.

Royalty

The Company’s licensing contracts provide also for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company’s technology after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee’s report.

Advertising

Advertising costs are expensed as incurred and are not material.

Cost of revenue

Product

Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors.

Licensing

Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements between the Company and the licensees of its 1T-SRAM technologies. These projects typically include customization of circuitry to enable the embedding of our 1T-SRAM technologies on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which the Company incurs the engineering cost. If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering costs does not exceed the amount of the related licensing revenues, such costs are deferred on a contract-by-contract basis once the Company has established technological feasibility of the product to be developed under the license. Technological feasibility is established when the Company has completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized, and until then, are included in prepaid and other current assets. However, for contracts entered into prior to establishing technological feasibility, the Company does not defer related development costs, but rather records them as research and development expenses in the period they are incurred. Consequently, upon completion of such contracts, the Company recognizes the revenue earned under them without any corresponding costs.

Royalty

There are no reported costs associated with royalty revenue.

Research and development

Research and development costs are expensed as incurred. These include costs related to contract services for projects as to which we have not established technological feasibility.

Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”).

Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company’s stock on the date of grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service”. Deferred stock-based compensation is being amortized using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28 (“FIN No. 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (an interpretation of APB Opinions No. 15 and 25)” over the vesting period of each respective option, which is generally four years.  Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award compared to the straight line method.

SFAS No. 123 pro forma disclosures as required by SFAS No. 148

Had compensation expense for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income would have been as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net Income (loss):
As reported	$(249)	$2,756	$2,923	$8,261
Stock-based compensation expense reported in statement of operations	44	121	179	485
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,351	915	3,434	2,047
Pro forma	$(1,556)	$1,962	$(332)	$6,699

Earnings per share:

Basic—as reported	$(0.01)	$0.09	$0.10	$0.28
Basic—pro forma	$(0.05)	$0.07	$(0.01)	$0.22
Diluted—as reported	$(0.01)	$0.09	$0.09	$0.26
Diluted—pro forma	$(0.05)	$0.06	$(0.01)	$0.21

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	For the three months ended September 30,		For the nine months ended September 30,
Employee stock options	2003	2002	2003	2002
Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	3.0%-3.6%	3.2%-3.9%	2.1%-3.6%	3.2%-4.7%
Volatility	0.8	0.8	0.8	0.7
Dividend yield	0%	0%	0%	0%

Stock Participation Plan shares	2003	2002	2003	2002
Expected life (in years)	1.0	1.0	1.0	1.0
Risk-free interest rate	1.1	2.1	1.1%-1.4%	2.1%-2.3%
Volatility	0.8	0.8	0.8	0.6
Dividend yield	0%	0%	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123.  Under this valuation model, the weighted average fair value of options granted for the three months ended September 30, 2003 and 2002 was $5.12 and $4.35, respectively, and for the nine months ended September 30, 2003 and 2002 was $4.98 and $4.26, respectively. The weighted average estimated fair value of shares granted under the employee stock purchase plan for the three months ended September 30, 2003 and 2002 was $4.65 and $4.05 respectively, and for the nine months ended September 30, 2003 and 2002 was $4.21 and $4.05, respectively.

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

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common equivalent shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants.  For the three months ended September 30, 2003, outstanding employee stock options of 803,000 shares were not included in the calculation of diluted net income (loss) per share as they were anti-dilutive.

The following table presents the calculation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$(249)	$2,756	$2,923	$8,261
Denominator:
Shares used in computing net income (loss) per share:
Basic	30,614	30,090	30,437	29,783
Employee stock options and unvested common stock outstanding	—	596	497	1,079
Warrants	—	—	—	387
Preferred stock	—	—	—	—
Diluted	30,614	30,686	30,934	31,249
Net income (loss) per share:
Basic	$(0.01)	$0.09	$0.10	$0.28
Diluted	$(0.01)	$0.09	$0.09	$0.26

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

Comprehensive income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income is unrealized gains and losses on available for sale securities.  Accumulated other comprehensive income, as of September 30, 2003 and December 31, 2002 was $114,000 and $116,000, respectively.

The changes in other comprehensive income (loss), net of taxes, were as follows, for the three months and nine months ended September 30, 2003 and 2002 respectively:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(249)	$2,756	$2,923	$8,261
Net unrealized gain (loss) on available-for-sale securities:
Change in net unrealized gains(losses)	—	19	(2)	98

Comprehensive income (loss)	$(249)	$2,775	$2,921	$8,359

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

Recent accounting pronouncements

Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company’s related activities subsequent to the date of adoption.  There were no restructuring activities during the nine months ended September 30, 2003.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.  See Note 4, “Guarantees”.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”).  FIN No. 46 requires consolidation of variable interest entities (VIE) by the entity’s primary beneficiary if the entity’s equity investors do not have characteristics of a controlling financial interest or sufficient equity at risk.  FIN No. 46 is effective immediately for all new VIEs created or acquired after January 31, 2003.  As amended by FASB Staff Position No. FIN No. 46-6, FIN No. 46 is effective for variable interests in a VIE created or acquired before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. FIN No. 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about VIEs when FIN No. 46 becomes effective.  The Company has not invested in any VIEs created after January 31, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components.  SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition or results of operations for the nine months ended September 30, 2003 as the Company has not entered into any derivative instruments.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements.  The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations for the three or nine months ended September 30, 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s financial position, results of operations, or cash flows for the third quarter ended September 30, 2003.

Note 2—Acquisition

Acquisition of ATMOS Corporation

On August 30, 2002, the Company completed the acquisition of 100% of the outstanding stock of ATMOS Corporation, a semiconductor memory company focused on creating high-density, compiler-generated embedded memory solutions for System-on-a-Chip (“SoC”) applications. The total purchase price for the acquisition was approximately $12.4 million, including direct transaction costs of $406,000. The consideration paid to ATMOS shareholders consisted of a combination of $11.7 million in cash and 26,843 shares of common stock issued to certain ATMOS employees, with a combined total fair value of $12.0 million. Under the purchase method of accounting the common stock was valued at $11.47 per share using the Company’s average stock price for a five-day period consisting of two days before, the day of and two days after June 10, 2002, the announcement date on which the number of shares to be issued was fixed. The Company loaned $500,000 to ATMOS under a promissory note due on July 31, 2002, which became non-refundable upon completion of the acquisition, and has been included in the cash portion of the purchase price.

In addition, the Company issued 34,900 shares of common stock subject to a 36-month vesting period and paid cash of $153,000 to ATMOS continuing employees in exchange for outstanding stock of ATMOS. The shares and cash are subject to forfeiture in the event that the employees cease to be employed by MoSys, and consequently are being accounted for as compensation rather than acquisition cost. The Company recorded approximately $314,000 of unearned compensation related to the shares subject to vesting, which will be amortized over the vesting period using the graded vesting method. The cash portion was amortized over 12 months following the closing date.

Since August 30, 2002, ATMOS has been a wholly owned subsidiary of the Company.  The acquisition has been accounted for as a purchase.  The accompanying financial statements include the results of operations of ATMOS subsequent to the acquisition date. The purchase price has been allocated to the tangible assets acquired based on management’s estimate of their fair values, and to the intangible assets acquired based on their estimated fair values as determined by an independent appraisal. The purchase price allocation was as follows (in thousands):

Tangible assets acquired:
Cash	$84
Prepaids and other assets	390
Fixed Assets	1,643
Total tangible assets	2,117
Total liabilities acquired	2,002
Intangible assets acquired:
Net tangible assets acquired	115
Goodwill	12,326
Total purchase price allocation	$12,441

Goodwill will be reviewed annually for impairment based on estimated future undiscounted cash flows attributable to goodwill, or more frequently, if impairment indicators arise. In the event such cash flows are not expected to be sufficient to recover the recorded value of goodwill, it will be written down to its estimated fair value based on undiscounted cash flows. The Company believes that as of September 30, 2003, there were no impairment indicators regarding goodwill; therefore, no such charges have been recorded for the period ended September 30, 2003. For income tax purposes, the entire amount of goodwill is amortized and deducted ratably over 15 years.

At the closing of the acquisition, an escrow account was established to satisfy any unidentified claims against ATMOS.  The amount held in escrow, net of claims recovered by the Company, was released to the ATMOS shareholders in October 2003.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the consolidated result of operations of the Company, as if the acquisition of ATMOS had occurred at the beginning of the period presented. The pro forma result of operations combines the consolidated results of operations of the Company for the three months and nine months ended September 30, 2002 with the historical results of operations of ATMOS for the three months and nine months ended September 30, 2002, respectively. The pro forma adjustments in the three months and nine months ended September 30, 2002 include $38,000 and $115,000 of cash compensation paid subject to forfeiture and $49,000 and $147,000 of stock compensation expenses associated with shares issued subject to forfeiture, respectively. Unearned compensation of $314,000 has been amortized using the graded method over the vesting period of three years, which results in the amortization of approximately 62% in the first year. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period presented or of results which may occur in the future.

	Three months ended September 30, 2002	Nine months ended September 30, 2002
	(In thousands except per share amounts)

Revenues	$7,011	$19,976
Net income	1,053	3,427
Net income per share:
Basic	$0.03	$0.11

Diluted	$0.03	$0.11

Shares used in computing net income per share
Basic	30,152	29,845
Diluted	30,748	31,426

Note 3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Work-in-process	$307	$477
Finished goods	285	560
	$592	$1,037

Note 4. Guarantees

Product Warranties:

The Company generally offers a 90-day warranty for its memory chip products. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of replacement costs incurred for the last 90 days in correcting product failures.  The Company has not experienced any material issues regarding warranty.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Accordingly, the Company assessed the level of warranty reserve as of September 30, 2003 and determined that no warranty reserve was necessary.  The Company does not have any other guarantees as of September 30, 2003.

From time to time, the Company enters into contracts with licensees of its 1T-SRAM technologies in which the Company provides some indemnification to the licensee in the event of claims of patent or other intellectual property infringement resulting from the licensee’s use of the licensed technology.  Such provisions are customary in the semiconductor industry and do not reflect an assessment by the Company of the likelihood of a claim.  The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable.  See Note 6, “Contingencies.”

Note 5. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

United States	$1,654	$2,279	$6,342	$6,960
Japan	1,288	3,090	6,248	8,837
Other Asian Countries	459	1,395	2,942	3,475
Europe	98	247	350	664
Total	$3,499	$7,011	$15,882	$19,936

A few customers account for a significant percentage of our total revenue. For the quarter ended September 30, 2003, Sony, Marvel and Motorola represented 28%, 11% and 11% of total revenue, respectively.  In the third quarter of 2002, two customers, NEC and UMC, represented 40% and 15% of our total revenue, respectively.  For the nine months ended September 30, 2003, three customers, NEC, Sony and UMC represented 17%, 17% and 13% of total revenue, respectively.  In the first nine months of 2002, NEC, Nintendo and UMC represented 33%, 10% and 10% of total revenue, respectively.  Historically, a substantial portion of our revenues has been derived from the royalties from the licenses of integrated circuits used by Nintendo in its Gamecube video game console.  Gamecube-related revenue represented 0% and 34% of total revenue in the third quarter ended September 30, 2003 and 2002, respectively. Gamecube-related revenue represented 13% and 40% of total revenue in the first nine months of 2003 and 2002, respectively.  A decline in Gamecube-related revenue for the three months and nine months ended September 30, 2003 was due to a reduction in Nintendo’s purchase of chips incorporating our licensed technology for its Gamecube consoles.

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

Note 7. Capital lease obligations

The Company assumed capital lease obligations through the acquisition of ATMOS. Equipment under capital lease arrangements included in property and equipment aggregated approximately $176,000 at September 30, 2003. Related accumulated depreciation was approximately $149,000 at September 30, 2003.

Future minimum lease payments under capital leases as of September 30, 2003 are as follows (in thousands):

Remainder of 2003	$6
2004	14
2005	13
2006	—

Total minimum payments	33
Less amount representing interest	3
30
Less current portion	14
Long term portion	$16

Note 8. Provision for Income Taxes

The Company’s provision for income taxes for the nine months ended September 30, 2003 and 2002 was $325,000 and $2.1 million, respectively. The effective income tax rate was 10% and 20% for the nine months ended September 30, 2003 and 2002, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to the utilization of net operating losses and research and development credits that were previously reserved.

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.   A benefit for income taxes of  $468,000 was recorded in the third quarter of 2003 due to a reduction in the annual effective income tax rate to 10% from 20% for 2003.  The effective tax rate was reduced primarily due to the impact of reductions in projected profits before tax on anticipated benefits from net operating losses and research and development credits. The provision of income taxes was  $689,000 and the effective tax rate was 20% in the same period 2002. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to the utilization of net operating losses and research and development credits that were previously reserved.

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

Using elements of our existing memory technology as a foundation, we completed development of our first memory chips incorporating our 1T-SRAM technologies in the fourth quarter of 1998. We signed our first license agreement related to our 1T-SRAM technologies at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technologies for the first time in the first quarter of 2000. In late 2001 and 2002, we introduced improved and enhanced versions of the technology, 1T-SRAM-R, 1T-STRAM-M, and 1T-SRAM-Q.

We generate revenue from intellectual property licensing, which consists of licensing revenue and royalty revenue. Our licensing revenue consists of fees paid for engineering development and engineering support services. We are entitled to receive royalties under each of our licensing agreements when our licensees manufacture or sell products that incorporate our technology.

As of September 30, 2003, we had signed license agreements related to our 1T-SRAM technologies with 37 companies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months.

On August 30, 2002, we completed the acquisition of 100% of the outstanding stock of ATMOS Corporation. ATMOS is a semiconductor memory company that focuses on creating high-density, compiler-generated embedded memory solutions for SoC applications. The total purchase price for the acquisition was approximately $12.4 million including direct transaction costs of $406,000. The consideration paid to ATMOS shareholders consisted of $11.7 million in cash and 26,843 shares of our common stock issued to certain ATMOS employees for a combined total fair value of $12.0 million.  The results of operations of ATMOS are included in the Company’s financial statements from the date of acquisition.

Revenue.  We generate three types of revenue: license fees, royalties and product sales. Prior to 2001, we derived almost all our revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of total revenue has declined significantly, while license fees and royalties have grown as a percentage of total revenue. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. We expect this trend to continue for the foreseeable future. Moreover, we anticipate that product revenue will remain weak for the remainder of 2003.

Licensing.   Our license agreements involve long sales cycles, which makes it difficult to predict when the agreements will be signed and when, if ever, we will recognize revenues under the agreements. Our licensing revenue will fluctuate from period to period, and, it will be difficult for us to predict the timing and magnitude of such revenue from quarter-to-quarter. Moreover, we believe that the amount of licensing revenues for any period is not necessarily indicative of results in any future period. Our future revenue results are subject to a number of factors, particularly those described in “Risk Factors,” below.

Our licensing revenue consists of fees for providing circuit design, layout and design verification support to a licensee that is embedding our memory technology into its product. For some licensees, we also provide engineering support services to assist in the commencement of production for their products utilizing 1T-SRAM technologies. License fees range from less than hundred thousand dollars to several million dollars per contract, depending on the scope and complexity of the development project, the licensee’s rights and the royalties expected to be received under the agreement. The licensee generally pays the license fees in installments at the beginning of the license and upon the attainment of specified milestones. All contracts entered into to date require us to meet performance specifications. For contracts involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the contracts involve performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. Labor costs incurred are used to measure progress towards completion. Under the percentage of completion accounting method, if the amount of revenue recognized exceeds the amount of billings to a customer, we account for the excess amount as an unbilled contract receivable. This affected our revenue for the first time in the second quarter of 2002. Our total unbilled contract receivable was $1.2 million and $230,000 as of September 30, 2003 and 2002, respectively.

Our license agreements are associated with lengthy and complicated engineering development projects, and so the completion of development and commencement of production may be difficult for us to predict. Additionally, from time to time, a licensee may cancel a project during the development phase. The cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. These cancellations are an aspect of our licensing business, and generally, our contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services.  If a cancelled contract was entered into before the technological feasibility was established, the costs associated with the contract would have been expensed prior to the recognition of revenue. Therefore, there would be no costs associated with that revenue recognition, which would increase gross margin for the corresponding period. For the third quarter of 2003, we recognized no licensing revenue from cancelled projects compared to $275,000 in the same period of 2002.  For the first nine months ended September 30, 2003, we recognized $700,000 of licensing revenue from cancelled projects compared to $804,000 in the corresponding period of 2002.

Royalties.   Each license agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the amount of license fees to be paid, the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our agreements require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee’s report. We recorded our first royalty revenue in the quarter ended December 31, 2000.

As with our licensing revenues, the timing and level of royalties are difficult to predict.  They depend on the licensee’s ability to market, produce and sell products incorporating our technology. Many of the products currently subject to licenses from us are consumer products, such as electronic game consoles, for which demand is seasonal and generally highest in the fourth quarter, which we would report in the first quarter of the following year. Furthermore, if a licensee holds excess inventory of products using our licensed technology, we are unlikely to report additional royalty revenue attributable to that product until the quarter after the licensee restarts production. For a discussion of factors that could contribute to the fluctuation of our revenues, please see “Risk Factors—Our lengthy licensing cycle and our licensees’ lengthy development cycles will make the operating results of our licensing business difficult to predict,” and “Anything that negatively affects the business of our licensees could negatively impact our revenue.”

Products.   Product sales are typically on a purchase-order basis, with shipment of product occurring from one to six months later. Allowances for sales return or warranty liabilities are recorded based upon historical experiences and any specific known pending customer returns. Currently, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, manufactures all of the memory chips that we sell. Our products are assembled and tested prior to shipment by independent, third-party contractors. We contract for manufacturing services on a purchase-order basis and have no long-term commitments for the supply of any of our memory chip products. If we are unable to obtain manufacturing, assembly or testing services required to fill our customer orders for these products, our revenues from these products will decline substantially.

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

The semiconductor industry is currently experiencing a difficult economic environment and downturn. Most of our memory chip sales are made to communications equipment manufacturers, which experienced a sharp economic downturn since 2001. Our product revenues for the third quarter of 2003 were only 65% of our product revenues for the same quarter of last year. We have limited visibility regarding our customer’s chip requirements in 2003 and anticipate further declines in product revenue.

Cost of Revenue.  Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of our memory chip products by independent, third-party contractors. Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technologies. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. We recognize costs of licensing revenue in the following manner:

•      If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which we incur the engineering expense.

•      If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering cost does not exceed the amount of the related licensing revenue, this cost is deferred on a contract-by-contract basis from the time we have established technological feasibility of the product to be developed under the license. Technological feasibility is established when we have completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating our technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized.

•      However, for contracts entered into prior to establishing technological feasibility, we do not defer related development costs, but rather expense them in the period in which they are incurred. Consequently, upon completion of these contracts, we recognize the related revenues without any corresponding costs. Furthermore, there are no reported costs associated with royalty revenue.

Research and Development.  Research and development expenses consist primarily of salaries and related employee expenses and expenses associated with engineering development software and equipment. Since 1998, our research and development expenses were incurred primarily in support of the design, development and production of customer development projects.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of employee-related expenses and professional fees. Facility and occupancy costs are allocated to each functional department in proportion to its headcount.

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

We believe that the following accounting policies are affected by estimates and judgments in the following manner:

Revenue.  If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services. Labor costs for the development of the licensee’s design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate labor cost on a contract-to-contract basis from our previous experience in developing designs for other licensees. During the contract performance period we review estimates of cost to complete the contract as it progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income for the period in which the facts giving rise to the revision become known. There were no significant changes in estimates of costs to complete contracts during the three-month period ended September 30, 2003.

Inventory.  We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We estimate fair market value based on our historical sales for the last six months and current market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any write-down of inventory in reported income for the period in which the facts giving rise to the inventory write-down become known.

Impairment of Goodwill.  According to our accounting policy, we performed an annual review of goodwill recorded from the acquisition of ATMOS in August 2002. During the fourth quarter of 2002, we found no impairment based on the undiscounted cash flows test. We will perform the annual impairment test in the third quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on the guidance provided in SFAS No. 142, which utilizes a discounted future cash flow. This approach uses our estimates of revenue for the enterprise, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. Changes in our estimate could result in substantial charges for impairment of goodwill.  We performed the annual impairment test during the third quarter of 2003, and the test did not indicate impairment of goodwill as of September 30, 2003.

Tax valuation allowance.  When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations. Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 31, 2002, we had net operating loss carryforwards of approximately $2.5 million for federal tax purposes that we expect to be available to reduce our current year taxable income and effective tax rate.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Revenue.  Total revenue decreased to $3.5 million for the three months ended September 30, 2003 from $7.0 million for the three months ended September 30, 2002. Licensing revenue decreased to $1.8 million in the third quarter of 2003 from $2.8 million in the same period of 2002 as revenue recognized from new projects did not offset a decline in revenue from existing projects. Licensing revenue represented 51% of total revenue in the third quarter of 2003, compared to 39% in the same period in 2002. Royalty revenue decreased to $1.2 million in the third quarter of 2003 from $3.5million in the same period of 2002, and represented 35% of total revenue in the third quarter of 2003, compared to 50% for the same period in 2002. In the third quarter of 2003, we earned no royalties from the production of Gamecube chips incorporating our 1T-SRAM technology, a significant decrease from 34% of our total revenue from the same period in 2002, as Nintendo delayed its purchases of chips incorporating our licensed technology for its Gamecube consoles.

In the three months ended September 30, 2003, product revenue also decreased to $511,000 in the third quarter of 2003 from $784,000 in the same period of 2002. Product revenue represented 15% of total revenue in the third quarter of 2003, compared to 11% in the same period in 2002 because product revenue declined proportionately less than licensing and royalty revenues. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips.

A small number of customers continue to account for a significant percentage of our total revenue. For the quarter ended September 30, 2003, our three largest customers, Sony, Marvel and Motorola represented 28%, 11% and 11% of total revenue, respectively. For the three months ended September 30, 2002, our two largest customers, NEC and UMC represented 40% and 15% of total revenue, respectively. For information regarding revenues recorded by us in three months and nine months ended September 30, 2003 and 2002 from customers residing in the United States or residing in a foreign country, please refer to note 5, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars. For a discussion of certain risks related to our revenue concentration, please see “Risk Factors—We expect our revenue to be concentrated”.

Gross Profit.  Gross profit decreased to $2.7 million in the three months ended September 30, 2003 from $6.1 million in the same period of 2002 primarily due to the decrease in royalty and licensing revenue. Gross profit as a percentage of total revenue decreased to 76% in the third quarter of 2003 from 87% in the corresponding period of 2002 primarily due to the decline in royalty revenue, which has no associated costs. Licensing gross profit decreased to 67% in the three months ended September 30, 2003 compared to 84% in the same period of 2002 mainly due to recognition of revenue under some lower margin license projects during the third quarter of 2003. We expect future gross profit of licensing revenue to return to historic levels. In addition, licensing gross profit was greater comparatively in the third quarter of 2002 because it included revenues recognized under the completed contract method of accounting and from canceled projects for which the associated costs had been expensed in preceding periods.  There were no licensing revenues in the third quarter of 2003 for which the associated costs had been expensed in a prior period.

Product gross margin as a percentage of product revenue increased to 49% in the third quarter of 2003 compared to 41% in the same quarter of 2002 primarily due to a reduction in manufacturing fixed costs.

Research and Development.  In the third quarter of 2003, research and development expense increased to $2.1 million from $1.7 million in the same period of 2002 with additions to the engineering staff to support our licensing activities and our acquisition of ATMOS in August 2002. Research and development expenses as a percentage of total revenue were 60% and 24% for the quarters ended September 30, 2003 and 2002, respectively.  We anticipate the same level of research and development expenses for the foreseeable future.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $1.4 million in the third quarter of 2003 from $1.3 million in the same period of 2002 due primarily to increased sales and marketing activities, including the establishment of a sales office in Japan in January 2003 and higher professional fees. Selling, general and administrative expenses as a percentage of total revenue were 40% and 18% for the quarters ended September 30, 2003 and 2002, respectively.

Interest and Other Income.  Interest and other income decreased to $311,000 in the third quarter of 2003 from $392,000 in the same period of 2002 because of lower interest rates on our cash equivalents and investments. Interest and other income as a percent of total revenue were 9% and 6% for the quarters ended September 30, 2003 and 2002, respectively.

Provision for Income Taxes.  The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A benefit for income taxes of  $468,000 was recorded in the third quarter of 2003 due to a reduction in the annual effective income tax rate to 10% from 20% for 2003. The effective tax rate was reduced primarily due to the impact of reductions in projected profits before tax on anticipated benefits from net operating losses and research and development credits.  The provision of income taxes was  $689,000 and effective tax rate was 20% in the same period 2002. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to the utilization of net operating losses and research and development credits that had been reserved previously.

Nine Months Ended September 30, 2003 and 2002

Revenue.  Total revenue decreased to $15.9 million for the nine months ended September 30, 2003 from $20.0 million in the same period of 2002.  Licensing revenue increased to $8.5 million in the first nine months of 2003 from $7.3 million in the same period of 2002 due to an increase in new projects, especially in the first quarter of 2003.  Licensing revenue was 53% of total revenue for the first nine months of 2003, compared to 36% in the same period in 2002. In the nine months ended September 30, 2003, royalty revenue decreased to $5.8 million from $10.4 million in the same period of 2002, and represented 37% of total revenue, compared to 52% in the same period in 2002. In the first nine months of 2003, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 13% of total revenue in the first nine months of 2003, a significant decrease from 40% of our total revenue from the same period in 2002, as Nintendo reduced its purchases of chips incorporating our licensed technology for its Gamecube consoles. During the second quarter of 2003, we collected $1.0 million in cash from Conexant for the termination of its October 2000 license agreement with us.  This payment consisted of current and past due royalty payments totaling $713,000, and a termination fee of $287,000, which we included in other income.

Product revenue also decreased to $1.6 million in first nine months of 2003 from $2.3 million in the same period of 2002, and represented 10% of total revenue, compared to 12% in the same period in 2002. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips.

Gross Profit.  Gross profit decreased to $13.4 million in the first nine months ended September 30, 2003 from $17.5 million in the first nine months period of 2002 as increased licensing revenue failed to offset a decline in royalty and product revenue. Gross profit as a percentage of total revenue decreased to 84% in the first nine months of 2003 from 88% in the corresponding period of 2002 mainly due to the decline in royalty revenue, which has no associated costs. Licensing gross profit declined to 82% in the first nine months of 2003 from 85% in the same quarter of 2002 primarily due to recognition of revenue under some lower margin license projects during the third quarter of 2003.

Product gross margin as a percentage of product revenue decreased to 39% in the first nine months of 2003 compared to 44% in the corresponding period of 2002. This decline occurred because our fixed manufacturing overhead costs were spread over a reduced number of units of product shipped in the first nine months of 2003 compared to the same period of 2002.

Research and Development.  Research and development expenses increased to $6.5 million in the nine months ended September 30, 2003 from $4.5 million in the same period of 2002 due to additions to the engineering staff to support to our licensing activities and our acquisition of ATMOS on August 30, 2002. Research and development expenses as a percent of total revenue were 41% and 23% for the nine months ended September 30, 2003 and 2002, respectively. We anticipate the same level of research and development expenses for the foreseeable future.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $4.7 million in the first nine months of 2003 from $3.4 million in same period of 2002.  Selling, general and administrative expenses as a percent of total revenue were 29% and 17% for the nine months ended September 30, 2003 and 2002, respectively.  The increase in percentage was attributable to both the increase in total expense and the decline in total revenues in the nine-month period.

Interest and Other Income.  Interest and other income increased to $1.5 million in the first nine months of 2003 from $1.2 million in the same period of 2002 primarily due to the $287,000 termination fee from Conexant recorded as other income.  Interest and other income as a percent of total revenue were 9% and 6% for the nine months ended September 30, 2003 and 2002, respectively.

Provision for Income Taxes. Provisions for income taxes of  $325,000 and $2.1 million were recorded in the first nine months of 2003 and 2002, respectively.  The effective income tax rate was 10% for the nine months ended September 30, 2003 and 20% for the same period in 2002. The effective tax rate was reduced primarily due to the impact of reductions in projected profits before tax on anticipated benefits from net operating losses and research and development credits. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to the utilization of net operating losses and research and development credits that had been reserved previously.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $28.9 million, short-term investments of $7.2 million and long-term investments of $48.3 million. As of the same date, we had total working capital of $40.5 million. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales has lessened the volatility of our business and generally has enabled us to steadily improve our cash position.

Net cash provided by operating activities increased to $3.2 million for the nine months ended September 30, 2003 compared to $3.1 million for the same period of 2002 primarily due to changes in accounts receivable, prepaid expenses and other assets, and accrued expenses and other liabilities offset by a significantly lower net income for the first nine months of 2003. In the nine months ended September 20, 2003, an increase in accounts receivable was mainly due to a decline in license fees receivable compared to the corresponding period of 2002.  A decline in prepaid expenses and other assets in the first nine months of 2003 compared to the same period in 2002 was primarily attributable to lower deferred tax assets and deferred costs.  In addition, higher accrued expenses and other liabilities in the nine months ended September 30, 2003 compared to the same period in 2002 were primarily due to an increase in income tax payable.

Net cash used in investing activities was approximately $2.5 million and $35.6 million for the first nine months ended September 30, 2003 and 2002, respectively. Net cash used in investing activities for the first nine months of 2003 consisted primarily of purchases of short-term and long-term marketable securities of $2.0 million, net of proceeds from the disposition of investment securities, compared to $22.5 million in the same period in 2002. Net cash used in investing activities for the first nine months of 2002 also included $12.0 million paid for the acquisition of ATMOS.

Net cash provided by financing activities was $1.8 million and $972,000 for the first nine months ended 2003 and 2002, respectively. Most of the cash provided by financing activities for the first nine months of 2003 and 2002 consisted of proceeds of the exercise of employee options to purchase common stock.

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

•                                          variations in manufacturing yields, materials costs and other manufacturing risks

•                                          costs of acquiring other businesses and integrating the acquired operations; and

•           profitability of our business.

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

Lease Commitments and Off Balance Sheet Financing

The following table identifies our contractual obligations as of September 30, 2003 that will impact our liquidity and cash flow in future periods:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Operating Lease Obligations	$3,333	$1,301	$1,418	$614	$—
Capital Lease Obligations	33	16	17	—	—

We did not have any unconditional purchase obligations as of September 30, 2003.

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

Our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2001 and in 2002 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Gamecube-related revenue represented 0% and 34% of total revenue in the third quarter ended September 30, 2003 and 2002, respectively. Gamecube-related revenue represented 13% and 40% of total revenue in the first nine months of 2003 and 2002, respectively. Gamecube-related revenue represented 44% and 23% of total revenue in 2002 and 2001, respectively. Moreover, Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. Nintendo has publicly announced that its sales of Gamecube units were significantly less than its expectations during its most recent fiscal year ended March 31, 2003. We cannot assure you that Nintendo’s sales of product incorporating our technology will increase or remain at prior period levels.

Furthermore, our overall revenue has been highly concentrated with a few customers accounting for a significant percentage of our total revenue. For the third quarter ended September 30, 2003, our three largest customers, SONY, Marvel and Motorola represented 28%, 11%, and 11% of total revenue, respectively. For the three months ended September 30, 2002, our two largest customers, NEC and UMC represented 40% and 15% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might also face credit risks associated with the concentration of our product revenue among a small number of licensees and customers. As of September 30, 2003, five customers represented 50% of total trade receivables. As of September 30, 2002, two customers accounted for 66% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

We recorded operating losses in each year from our inception through 1998. From our inception through 1994, we were engaged primarily in research and product development. From 1995 through the third quarter of 1998, we focused on the sale of memory chips. Beginning in the fourth quarter of 1998, we altered our business plan to concentrate on developing and licensing our 1T-SRAM technology. Prior to the quarter ended September 30, 2000, we had recorded operating losses in each quarter since our entry into the licensing business. We have been profitable each quarter since the third quarter of 2000 up to the third quarter ended September 30, 2003, which resulted in a net loss.  We are offering a relatively new technology and cannot assure you that we will be profitable on a quarterly or annual basis in the future.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of September 30, 2003, we held 60 patents in the United States, which expire at various times from 2011 to 2023, and 30 corresponding foreign patents. In addition, as of September 30, 2003, we had 18 patent applications pending in the United States and 25 pending foreign applications, and had received notice of allowance of 5 patent applications pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

In 2002 and the first nine months of 2003, we experienced a decline in revenue from sales of our stand alone memory chips, and in light of weak demand from our customers, product revenue and gross margin are likely to decline further from current levels.

Product revenues since 1998, when we changed our business strategy, have represented 11%, 58%, and 90% of our total revenues in 2002, 2001 and 2000, respectively. Our product revenues fell to $1.6 million in the first nine months of 2003 from $2.3 million in the same period of 2002 representing 10% and 12% of total revenue, respectively. This decline resulted from a general weakness in demand for our customers’ products, which we expect will persist for the foreseeable future. As our product revenues continue to decline, any future quarterly growth in our revenue and net income will have to arise from our licensing business, or our operating results will be affected adversely.

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

Dr. Fu-Chieh Hsu, our Chairman of the Board, President and Chief Executive Officer, Mark Eric Jones, our Vice President and General Manager and Andre Hassan, our Vice President and General Manager each entered into a plan for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. The plan for Dr. Hsu provides for the sale of up to 240,000 shares in blocks of 20,000 shares per month pursuant to limit orders at specified prices. The duration of his plan is from August 19, 2003 to August 18, 2004. The plan for Mr. Jones provides for the sale of up to 150,000 shares in blocks of at least 5,000 shares per week pursuant to limit orders at specified prices. The duration of his plan is from February 1, 2003 to January 31, 2004. Mr. Hassan’s plan provides for the sale of up to 50,000 shares pursuant to limit orders to sell at a specified price and expires in 12 months or sooner upon the occurrence of certain events, which are not within his control. His plan became effective on August 28, 2003. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $79.7 million as of September 30, 2003, and have an average interest rate of approximately 1.58%, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

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

ITEM 6.   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Rule 13a-14 certification

31.2                           Rule 13a-14 certification

32                                Section 1350 certification

(b)                                 Reports on Form 8-K

On July 17, 2003, the Company filed a report on Form 8-K regarding the Company’s results of operations and financial condition for the second quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

/s/ Mark Voll
Vice President, Finance and Administration
Chief Financial Officer and Secretary
(Duly Authorized and Principal Accounting Officer)