Form 10-Q
period 2004-03-31
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2004-05-10
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES ☒  NO ☐

As of May 3, 2004, 31,131,238 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
March 31, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,177	$22,033
Short-term investments	14,626	19,332
Accounts receivable, net	609	1,027
Unbilled contract receivables	2,152	1,106
Inventories, net	437	474
Prepaid expenses and other current assets	2,700	3,822
Total current assets	48,701	47,794
Long-term investments	46,320	44,462
Property and equipment, net	1,545	1,796
Goodwill	12,326	12,326
Other assets	513	514
Total assets	$109,405	$106,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114	$116
Accrued expenses and other liabilities	3,171	2,733
Deferred revenue	208	506
Current portion of capital lease obligations	11	13
Total current liabilities	3,504	3,368
Long-term portion of capital lease obligations	11	13
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,063 shares and 30,724 shares issued and outstanding at March 31, 2004 and December 31, 2003	311	307
Additional paid-in capital	101,908	99,719
Deferred stock-based compensation	(39)	(626)
Accumulated other comprehensive income	176	56
Retained earnings	3,534	4,055
Total stockholders’ equity	105,890	103,511

Total liabilities and stockholders’ equity	$109,405	$106,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Net revenue:
Product	$162	$544
Licensing	2,988	4,513
Royalty	1,353	2,856
	4,503	7,913

Cost of net revenue:
Product	150	407
Licensing	375	615
	525	1,022
Gross profit	3,978	6,891

Operating expenses:
Research and development	2,206	2,245
Selling, general and administrative	2,758	1,670
Stock-based compensation expense	26	126
Total operating expenses	4,990	4,041
Income (loss) from operations	(1,012)	2,850
Interest and other income	361	490
Income (loss) before income taxes	(651)	3,340
Benefit (provision) for income taxes	130	(668)

Net income (loss)	$(521)	$2,672

Net income (loss) per share:
Basic	$(0.02)	$0.09
Diluted	$(0.02)	$0.09

Shares used in computing net income (loss) per share:
Basic	30,845	30,302
Diluted	30,845	30,539
Allocation of stock-based compensation to operating expenses:
Research and development	$19	$52
Selling, general and administrative	7	74

	$26	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(521)	$2,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	450	541
Amortization of deferred stock-based compensation	26	126
Changes in current assets and liabilities:
Accounts receivable	418	(1,205)
Unbilled contract receivable	(1,046)	(244)
Inventories	37	145
Prepaid expenses and other assets	1,122	666
Deferred revenue	(298)	(1,107)
Accounts payable	(2)	148
Accrued liabilities	439	250
Net cash provided by operating activities	625	1,992

Cash flows from investing activities:
Purchase of property and equipment	(199)	(245)
Purchase of available-for-sale investments	(81,373)	(37,163)
Proceeds from maturity of short-term investments	86,079	41,626
Purchase of long-term investments	(1,858)	(5,620)
Net cash provided by (used in) investing activities	2,649	(1,402)

Cash flows from financing activities:
Payment of capital lease obligations	(4)	(57)
Proceeds from issuance of common stock	2,874	412
Net cash provided by financing activities	2,870	355
Net increase in cash and cash equivalents	6,144	945
Cash and cash equivalents at beginning of period	22,033	26,321
Cash and cash equivalents at end of period	$28,177	$27,266

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other future period.

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

Revenue Recognition

Licensing

Licensing revenue consists of fees paid for engineering development and engineering support services. All contracts we have entered into to date require that the Company develop a design that meets a licensee’s specifications. For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. However, if the Company has significant experience in meeting the design specification involved in the contract and the cost of services under the contract can be reasonably estimated, then the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Labor costs for the development of the licensee’s design are estimated at the beginning of the contract. As these costs are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate labor cost on a contract-by-contract basis based on its experience in developing prior licensees’ designs.

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

From time to time, a licensee may cancel a project during the development phase. The cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Generally, the Company’s contracts allow it to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. The Company will consider a project to have been canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for a significant period, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if it has performed a sufficient portion of the development services.  In the first three months of 2004, the Company recognized no licensing revenue from cancelled projects compared to $350,000 in the same period in 2003.

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

Royalty

Licensing contracts provide also for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company’s 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee’s report.

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

Goodwill

We review goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level.  For step one, we determine the fair value of our reporting unit using the market approach.  Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level.  If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.  In addition, every quarter we assess whether there are indicators of potential impairment.  As of March 31, 2004, we found no indications of potential impairment.

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

Unbilled contract receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. We recorded $2.2 million and $1.1 million of unbilled contract receivable as of March 31, 2004 and December 31, 2003, respectively.

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

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003

Net income (loss):
As reported	$(521)	$2,672
Stock-based compensation expense to the income statement	23	78
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,076)	(1,015)
Pro forma	$(1,574)	$1,735

Earnings (losses) per share:
Basic—as reported	$(0.02)	$0.09
Basic—pro forma	$(0.05)	$0.06
Diluted—as reported	$(0.02)	$0.09
Diluted—pro forma	$(0.05)	$0.06

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	Three months ended March 31,
Employee stock options	2004	2003
Expected life (in years)	5.0	5.0
Risk-free interest rate	3.2%	2.5%-3.0%
Volatility	0.8	0.8
Dividend yield	0%	0%

Employee stock purchase plan shares	2004	2003
Expected life (in years)	1.0	1.0
Risk-free interest rate	1.3%	1.4%
Volatility	0.7	0.8
Dividend yield	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.  The weighted average fair value of options granted for the quarter ended March 31, 2004 and 2003 was $5.15 and $4.95 respectively. The weighted average estimated fair value of shares granted under the employee stock purchase plan for the quarter ended March 31, 2004 and 2003 was $3.21 and $4.67 respectively.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants and common stock issuable upon conversion of redeemable convertible preferred stock.

For the three months ended March 31, 2004, outstanding employee stock options of 806,000 shares were not included in the calculation of diluted net income (loss) per share as they were anti-dilutive.

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income (loss)	$(521)	$2,672
Denominator:
Shares used in computing net income (loss) per share:
Basic	30,845	30,302
Employee stock options and unvested common stock outstanding	—	237
Diluted	30,845	30,539
Net income (loss) per share:
Basic	$(0.02)	$0.09
Diluted	$(0.02)	$0.09

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

Comprehensive income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income is unrealized gains and losses on available for sale securities. Accumulated other comprehensive income, as of March 31, 2004 and December 31, 2003 was $176,000 and $56,000, respectively.

The changes in other comprehensive income (loss), net of taxes, were as follows, for the quarter ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Net income (loss)	$(521)	$2,672
Net unrealized gain on available-for-sale securities:
Change in net unrealized gains	120	7

Comprehensive income (loss)	$(401)	$2,679

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

Note 2. Inventories

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Work-in-process	$—	$195
Finished goods	437	279
	$437	$474

Note 3. Guarantees

Product Warranties:

The Company generally offers a 90-day warranty for its memory chip products. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of replacement costs incurred for the last 90 days in correcting product failures.  The Company has not experienced any material issues regarding warranty.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Accordingly, the Company assessed the level of warranty reserve as of March 31,

2004 and determined that no warranty reserve was necessary.  The Company does not have any other guarantees as of March 31, 2004.

From time to time, the Company enters into contracts with licensees of its 1T-SRAM technologies in which the Company provides some indemnification to the licensee in the event of claims of patent or other intellectual property infringement resulting from the licensee’s use of the licensed technology.  Such provisions are customary in the semiconductor industry and do not reflect an assessment by the Company of the likelihood of a claim.  The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable and estimateable.  See Note 5, “Contingencies.”

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended March 31,
	2004	2003

United States	$1,275	$2,122
Japan	2,622	3,955
Taiwan	539	1,780
Other Asian Countries	9	—
Europe	58	56
Total	$4,503	$7,913

One customer accounted for a significant percentage of our total revenue. For the quarter ended March 31, 2004, Fujitsu represented 40% of total revenue. In the first quarter of 2003, three customers, NEC, UMC and Sony, represented 28%, 20% and 13% of our total revenue, respectively.

Note 5. Contingencies

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial and other resources.  On March 31, 2004, UniRAM Technology, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement.  UniRAM’s complaint asserts that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and speculated that the Company improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner.  Subsequent to March 31, 2004, UniRAM has amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims for one of the two patents identified in the initial complaint.  The Company believes that UniRAM’s complaint lacks merit and intends to vigorously defend itself.

Note 6. Capital lease obligations

The Company assumed capital lease obligations through the acquisition of ATMOS. Equipment under capital lease arrangements included in property and equipment aggregated approximately $176,000 at March 31, 2004. Related accumulated depreciation was approximately $172,000 at March 31, 2004.

Future minimum lease payments under capital leases as of March 31, 2004 are as follows (in thousands):

Remainder of 2004	$9
2005	15

Total minimum payments	24
Less amount representing interest	2
22
Less current portion	11
Long term portion	$11

Note 7. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A benefit for income taxes of  $130,000 was recorded in the first quarter of 2004 and provisions for income taxes of  $668,000 was recorded in the same quarter of 2003.  Effective tax rate was 20% in the first quarter of 2004 and 2003.

Note 8. Subsequent Events

Synopsys Transaction

On February 23, 2004, Synopsys, Inc., or Synopsys, Mountain Acquisition Sub, Inc., a wholly owned subsidiary of Synopsys, or, Acquisition Sub, and the Company, entered into a definitive agreement and plan of merger and reorganization, or reorganization agreement, which contemplated the acquisition by Synopsys, through Acquisition Sub, of all of the Company’s outstanding common stock in a two-step transaction comprised of a combination cash and stock exchange offer for all of the issued and outstanding shares of the Company’s common stock for consideration valued at an aggregate of $13.50 per share, followed by its merger with Acquisition Sub.  In the offer, each share of its common stock validly tendered (and not withdrawn) would be converted into a combination of $6.75 in cash and a fraction of a share of Synopsys common stock having a value of $6.75 based on a formula set forth in the reorganization agreement.  Synopsys had the right, at any time through the date two business days prior to the expiration date of the offer (as it may be extended from time to time), to convert the offer into an all-cash tender offer, in which case each share of the Company’s common stock would be converted into $13.50 in cash.

On March 22, 2004, Synopsys elected, in accordance with the terms of the reorganization agreement, to change the transaction from an exchange offer (which would have involved both cash and stock consideration) to an all-cash tender offer at a purchase price of $13.50 per share of the Company’s common stock, net to the seller, without interest.  That offer expired at 12:00 midnight, New York City time, on Friday, April 16, 2004.

The acceptance for payment of shares of the Company’s common stock in the Synopsys tender offer was subject to the conditions set forth in the reorganization agreement, including the tender of a number of shares of its common stock equal to or greater than 50% of the sum of the aggregate number of shares of common stock then outstanding, plus the aggregate number of shares of common stock issuable upon the exercise of all vested options, warrants or other rights to acquire common stock then outstanding, receipt of regulatory approvals and other conditions set forth in the reorganization agreement.

Concurrently with the execution of the reorganization agreement, Fu-Chieh Hsu, Wingyu Leung, Carl Berg, who are members of the Company’s board of directors, and Clyde J. Berg, Trustee of the 1981 Kara Ann Berg Trust, who together represent approximately 29% of the Company’s outstanding stock, entered into a separate stockholder agreement with Synopsys.  Each of them agreed to tender (and not to withdraw his tender) of the shares of common stock that he beneficially owns into the offer. The stockholder agreements automatically terminated upon consummation of the merger, upon any amendment to the reorganization agreement without the Company’s consent that decreases the per share merger consideration or upon termination of the reorganization agreement in accordance with its terms.

By its term, the reorganization agreement may be terminated by—

•                                          mutual consent of Synopsys and the Company;

•                                          either Synopsys or the Company if a court or governmental body issues an order permanently enjoining or making illegal the merger;

•                                          either Synopsys or the Company if the offer expires without Synopsys having accepted any shares of its common stock or if the offer shall not have been accepted by July 31, 2004;

•                                          Synopsys if the Company’s board retracts its recommendation of the transaction;

•                                          the Company to accept an unsolicited, bona fide written offer by a third party to purchase all of the outstanding shares of its common stock, after the board of directors determines, consistent with its obligations under the reorganization agreement and its fiduciary duties, that such third party offer is more favorable to its stockholders than the Synopsys offer, after providing Synopsys with an opportunity to amend the offer or enter into an alternative transaction with the Issuer and then after paying a termination fee to Synopsys of $10 million;

•                                          Synopsys if the Company’s representations and warranties are materially inaccurate, such that there has been a material adverse effect on the Issuer, or any of the Company’s covenants shall have been materially breached, after it has had an opportunity to cure such breach or inaccuracy, and upon certain conditions, after paying the Company a termination fee of $10 million;

•                                          the Company if any of Synopsys’ representations and warranties are materially inaccurate or if its covenants are materially breached, which causes a material adverse effect on Synopsys’ ability to consummate the merger, and after Synopsys has had an opportunity to cure such breach or inaccuracy; or

•                                          Synopsys if a material adverse effect shall have occurred or is reasonably likely to occur with respect to the Company, and upon certain conditions, after paying the Company a termination fee of $10 million.

On April 16, 2004, 27,568,891 shares representing 89% of the outstanding shares of the Company’s common stock had been tendered pursuant to the offer by Synopsys.   After the expiration of the offer, Synopsys delivered a notice of termination of the reorganization agreement without accepting any of the tendered shares and tendered cashiers’ checks totaling $10 million in connection with its claim of termination pursuant to Section 8.3(d) of the reorganization agreement.  Synopsys also asserted alternative grounds for termination that it claimed would not require payment of $10 million.  The Company believes that all conditions of the terms of the offer were satisfied prior to expiration of the offer and does not believe that Synopsys had the right to terminate the reorganization agreement. The Company has not cashed the Synopsys checks in light of its view that Synopsys was not entitled to terminate the reorganization agreement.

With the greater engineering, sales and financial resources possessed by Synopsys, and its substantial distribution channels, the Company believes it will be able to more rapidly proliferate its1T-SRAM technologies, increase the volume of its licensing activities, increase the number of design projects that it can manage, innovate more quickly, penetrate more accounts and substantially increase revenue from its intellectual property licensing activities.

On April 23, 2004, the Company filed a complaint in the Delaware Court of Chancery.  The complaint alleges that defendants, Synopsys, Inc., and its subsidiary Mountain Acquisition Sub, Inc., breached the reorganization agreement when defendants terminated the reorganization agreement on April 16, 2004.  The complaint seeks specific performance under the reorganization agreement or, in the alternative, monetary damages.  The parties have stipulated to expedited proceedings.  Trial of the Company’s claim for specific performance is scheduled to commence on July 6, 2004; further proceedings on its claims for damages are deferred pending the outcome of that trial.

Stock Repurchase Plan

On April 19, 2004, the Company announced that its board of directors authorized the Company to purchase up to $25 million of its common stock over the next year.  The share repurchases may be made, from time to time in the open market subject to market conditions and other factors, such as the Company’s belief that the repurchase will be beneficial to shareholders.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

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

We generate most of our revenue from the licensing of our intellectual property which consist of both licensing revenues and royalty. Our licensing revenue consists of fees paid for engineering development and engineering support services. Royalty revenues are earned under each of our licensing agreements when our licensees manufacture or sell products that incorporate any of our 1T-SRAM technologies and report the results to us.

As of March 31, 2004, we had signed license agreements related to our 1T-SRAM technologies with 43 companies, 11 of which have paid us royalties to date. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project.

Effective August 30, 2002, we purchased 100% of the outstanding stock of ATMOS Corporation, a semiconductor memory company focused on creating high-density, compiler-generated embedded memory solutions for SoC applications. The total purchase price for the acquisition was approximately $12.4 million.

Sources of Revenue

We generate three types of revenue: licensing, royalties and product sales. Prior to 2001, we derived almost all our revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of our total revenue has declined significantly, while licensing and royalty revenues have grown substantially as a percentage of total revenue. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. We expect this trend to continue for the foreseeable future and anticipate further declines in product revenue in 2004.

Licensing.   Our license agreements involve long sales cycles, which makes it difficult to predict when the agreements will be signed and when, if ever, we will recognize revenues under the agreements. In addition, our licensing revenues fluctuate from period to period, and, it is difficult for us to predict the timing and magnitude of such revenue from quarter-to-quarter. Moreover, we believe that the amount of licensing revenues for any period is not necessarily indicative of results in any future period. Our future revenue results are subject to a number of factors, particularly those described in “Risk Factors”, below.

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer that is embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the commencement of production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from one hundred thousand dollars to several million dollars per contract, depending on the scope and complexity of the development project, the licensee’s rights and the royalties expected to be received under the agreement. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. All license agreements entered into to date require us to meet performance specifications. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. We use our labor costs incurred to measure progress towards completion. If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $2,152,000and $937,000 as of March 31, 2004 and 2003, respectively.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our newer contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services.  If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. For the three months ended March 31, 2004, we recognized no licensing revenue from cancelled projects compared to $350,000 in the corresponding period of 2003

Royalties.   Each license agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the amount of license fees to be paid, the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our license agreements require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We recognize royalties from reports provided by the licensee that are received in the quarter immediately following the quarter during which the licensee has sold or manufactured products containing our technology.

As with our licensing revenues, the timing and level of royalties are difficult to predict.  They depend on the licensee’s ability to market, produce and sell products incorporating our technology. Many of the products of our licensees that are currently subject to licenses from us are consumer products, such as electronic game consoles, for which demand can be seasonal and generally highest in the fourth quarter.  We would report royalties from products sold in the fourth quarter in the first quarter of the following year. If a licensee holds excess inventory of products using our licensed technology, we are unlikely to report additional royalty revenue attributable to that product until the quarter after the licensee restarts production. For a discussion of factors that could contribute to the fluctuation of our revenues, see “Risk Factors—Our lengthy licensing cycle and our licensees’ lengthy development cycles will make the operating results of our licensing business difficult to predict, and Anything that negatively affects the business of our licensees could negatively impact our revenue.”

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

The semiconductor industry has experienced a difficult economic environment and downturn during the past several years. Most of our memory chip sales are made to communications equipment manufacturers, which also have experienced a sharp economic downturn since 2001. Our product revenues for the first quarter of 2004 were only 30% of our product revenues for the same quarter in 2003. As a result of these downturns and our continued focus on our high margin intellectual property licensing business as the major source of our revenue, we expect continued decline in product revenue in 2004.

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

We believe that the following accounting policies are affected by estimates and judgments in the following manner:

Revenue.

Licensing.  If a licensing contract involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method.  The percentage of completion method includes judgmental elements, such as determining that we have the experience to meet the design specifications and estimation of the total contract costs.  We follow this method because we can obtain reasonably dependable estimates of the costs to perform the contracted services.  Labor costs for the development of the licensee’s design are estimated at the beginning of the contract.  As these costs are incurred, they are used as a measure of progress towards completion.  We have the ability to reasonably estimate labor cost on a contract to contract basis from our experience in developing prior licensee’s designs.  During the contract performance period we review estimates of cost to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the cost to complete.  Our policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known.  For contracts involving design specifications that we have not met previously, we defer the recognition of revenue until the design meets the contractual design specifications and expenses the cost of services as incurred.  When we have experience in meeting design specifications but do not have significant experience to reasonably estimate the cost of services to meet a design specification, we defer both the recognition of revenue and the cost.  For these arrangements, we recognize revenue using the completed contract method.  Under the completed contract method, we recognize revenue when we have knowledge that the customer has successfully verified our design.

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

Royalty.  Licensing contracts provide also for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include our 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs.  We recognize royalties in the quarter in which we receive the licensee’s report.

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

Goodwill.  We review goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level.  For step one, we determine the fair value of our reporting unit using the market approach.  Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level.  If the fair value of the reporting unit exceeds the carrying value of net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.  As of March 31, 2004, we found no indications of potential impairment.

Tax valuation allowance.  When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our consolidated statement of income unless the increase is attributable to stock- based compensation deductions, which has been recorded directly to equity. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 31, 2003, we had a valuation allowance of approximately $8.2 million of which approximately $6.2 million was attributable to Canadian net operating losses and $670,000 was attributable to stock option deductions.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue.  Total revenue decreased to $4.5 million for the three months ended March 31, 2004 from $7.9 million for the three months ended March 31, 2003. Licensing revenue decreased to $3.0 million in the first quarter of 2004 from $4.5 million in the same period of 2003 as revenue recognized from new projects did not offset a decline in revenue from existing projects. Licensing revenue represented 66% of total revenue in the first quarter of 2004, compared to 57% in the same period in 2003. Royalty revenue decreased to $1.4 million in the first quarter of 2004 from $2.9 million in the same period of 2003, and represented 30% of total revenue in the first quarter of 2004, compared to 36% for the same period in 2003. In the first three months of 2004, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 6% of total revenue, a significant decrease from 25% of our total revenue from the same period in 2003, as Nintendo had reduced its purchases of chips incorporating our licensed technology for its Gamecube consoles in 2003 from much higher levels in 2002.

In the three months ended March 31, 2004, product revenue decreased to $162,000 from $544,000 in the same period of 2003. Product revenue represented 4% of total revenue in the first quarter of 2004, compared to 7% in the same period in 2003. We attribute the product revenue decrease primarily to the economic downturn in the communications equipment industry, which is the primary market for our memory chips.  We expect continued decline in product revenue in 2004 due to our focus on the licensing of our intellectual property as the major source of our revenue, which typically produces higher gross margins than can be achieved from product revenue.

A small number of customers continue to account for a significant percentage of our total revenue. For the first quarter ended March 31, 2004, Fujitsu represented 40% of total revenue. For the three months ended March 31, 2003, our three largest customers, NEC, UMC and Sony represented 28%, 20% and 13% of total revenue, respectively. For information regarding revenues recorded by us in three months ended March 31, 2004 and 2003 from customers residing in the United States or residing in a foreign country, please refer to note 5, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars. For a discussion of certain risks related to our revenue concentration, please see “Risk Factors—We expect our revenue to be highly concentrated”.

Gross Profit.  Gross profit decreased to $4.0 million in the three months ended March 31, 2004 from $6.9 million in the same period of 2003 due to the decrease in royalty, licensing and product revenue. Gross profit as a percentage of total revenue increased slightly, however, to 88% in the first quarter of 2004 from 87% in the corresponding period of 2003 primarily due to a decline in product revenue, which has much higher associated costs compared to our other sources of revenue.

Product gross margin as a percentage of product revenue decreased to 7% in the first quarter of 2004 compared to 25% in the same quarter of 2003. This decline occurred because our fixed manufacturing overhead costs were spread over a reduced number of units of product shipped in the first three months of 2004 compared to the same period of 2003.

Research and Development.  Research and development expense was $2.2 million in the first quarter of 2004 and 2003.  We anticipate the same level of research and development expenses for the foreseeable future.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $2.8 million in the first quarter of 2004 from $1.7 million in the same period of 2003 due primarily to costs associated with the planned acquisition of the Company by Synopsys of $888,000 and increased professional fees.

Interest and Other Income.  Interest and other income decreased to $361,000 in the first quarter of 2004 from $490,000 in the same period of 2003 because of lower interest rates on our cash equivalents and investments.  Additionally, in the first quarter of 2003, other income included Canadian research and development incentives received.

Provision for Income Taxes.  The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A benefit for income taxes of  $130,000 was recorded in the first quarter of 2004 and provisions for income taxes of  $668,000 were recorded in the same quarter of 2003.  The effective tax rate was 20% in the first quarter of 2004 and 2003.  In 2004, we anticipate that our effective income tax rate will be less than the federal statutory tax rate.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2004, we had cash and cash equivalents of $28.2 million, short-term investments of $14.6 million and long-term investments of $46.3 million resulting in a total balance of cash, equivalents, and long and short term investments of $89.1 million. As of the same date, we had total working capital of $45.2 million. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales has lessened the volatility of our business and generally has enabled us to steadily improve our cash position.

Net cash provided by operating activities was $625,000 for the three months ended March 31, 2004 compared to $2.0 million for the same period of 2003.  Net cash provided by operating activities for the first quarter of 2004 resulted primarily from an increase in unbilled contract receivables due to higher revenue recognized in excess of billings and lower prepaid expenses and other assets mainly due to the receipt of a tax refund.  For the first three months of 2003, net cash provided by operating activities resulted primarily from net income of $2.7 million, which was reduced by higher accounts receivables due to an increase in accounts receivables from our licensees and lower deferred revenue.

Net cash provided by investing activities was approximately $2.6 million in the first quarter in 2004 and net cash used in investing activities was approximately $1.5 million in the first quarter in 2003. Net cash provided by investing activities for the first three months of 2004 consisted primarily of investment transactions of short-term and long-term marketable securities of $2.8 million, net of proceeds from disposition and purchases of investment securities.  For the first three months ended March 31, 2003, net cash used in investing activities for the first three months of 2003 consisted primarily of purchases of short-term and long-term marketable securities of $1.2 million, net of proceeds from disposition of investment securities.

Net cash provided by financing activities was $2.9 million and $412,000 for the first three months ended 2004 and 2003, respectively. Net cash provided by financing activities for the first three months of 2004 and 2003 primarily consisted of proceeds received from the exercise of employee options to purchase common stock.

Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including—

•                                          level and timing of licensing, royalty and product revenues;

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

•                                          costs of acquiring other businesses and integrating the acquired operations;

•                                          profitability of our business; and

•                                          litigation expenses.

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

Synopsys Transaction

On February 23, 2004, Synopsys, Inc., or Synopsys, Mountain Acquisition Sub, Inc., a wholly owned subsidiary of Synopsys, or, Acquisition Sub, and we, entered into a definitive agreement and plan of merger and reorganization, or reorganization agreement, which contemplated the acquisition by Synopsys, through Acquisition Sub, of all of our outstanding common stock in a two-step transaction comprised of a combination cash and stock exchange offer for all of the issued and outstanding shares of our common stock for consideration valued at an aggregate of $13.50 per share, followed by our merger with Acquisition Sub.  In the offer, each share of our common stock validly tendered (and not withdrawn) would be converted into a combination of $6.75 in cash and a fraction of a share of Synopsys common stock having a value of $6.75 based on a formula set forth in the reorganization agreement.  Synopsys had the right, at any time through the date two business days prior to the expiration date of the offer (as it may be extended from time to time), to convert the offer into an all-cash tender offer, in which case each share of our common stock would be converted into $13.50 in cash.

On March 22, 2004, Synopsys elected, in accordance with the terms of the reorganization agreement, to change the transaction from an exchange offer (which would have involved both cash and stock consideration) to an all-cash tender offer at a purchase price of $13.50 per share of our common stock, net to the seller, without interest.  That offer expired at 12:00 midnight, New York City time, on Friday, April 16, 2004.

The acceptance for payment of shares of our common stock in the Synopsys tender offer was subject to the conditions set forth in the reorganization agreement, including the tender of a number of shares of our common stock equal to greater than 50% of the sum of the aggregate number of shares of our common stock then outstanding, plus the aggregate number of shares of our common stock issuable upon the exercise of all vested options, warrants or other rights to acquire common stock of our then outstanding, receipt of regulatory approvals and other conditions set forth in the reorganization agreement.

Concurrently with the execution of the reorganization agreement, Fu-Chieh Hsu, Wingyu Leung, Carl Berg, who are members of our board of directors, and Clyde J. Berg, Trustee of the 1981 Kara Ann Berg Trust, who together represent approximately 29% of our outstanding stock, entered into a separate stockholder agreement with Synopsys.  Each of them agreed to tender (and not to withdraw his tender) the shares of common stock that he beneficially owns into the offer. The stockholder agreements automatically terminated upon consummation of the merger, upon any amendment to the reorganization agreement without our consent that decreases the per share merger consideration or upon termination of the reorganization agreement in accordance with its terms.

By its term, the reorganization agreement may be terminated by—

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

•                                          Synopsys if our representations and warranties are materially inaccurate, such that there has been a material adverse effect on the Issuer, or any of our covenants shall have been materially breached, after we have had an opportunity to cure such breach or inaccuracy, and upon certain conditions, after paying us a termination fee of $10 million;

•                                          us if any of Synopsys’ representations and warranties are materially inaccurate or if its covenants are materially breached, which causes a material adverse effect on Synopsys’ ability to consummate the merger, and after Synopsys has had an opportunity to cure such breach or inaccuracy; or

•                                          Synopsys if a material adverse effect shall have occurred or is reasonably likely to occur with respect to us, and upon certain conditions, after paying us a termination fee of $10 million.

On April 16, 2004, 27,568,891 shares representing 89% of the outstanding shares of our common stock had been tendered pursuant to the offer by Synopsys.  After the expiration of the offer, Synopsys delivered a notice of termination of the reorganization agreement without accepting any of the tendered shares and tendered cashiers’ checks totaling $10 million in connection with its claim of termination pursuant to Section 8.3(d) of the reorganization agreement.  Synopsys’ letter also asserted alternative grounds for termination that it claimed would not require payment of $10 million.  We believe that all conditions set forth in Item 13 of the terms of the offer were satisfied prior to expiration of the offer and do not believe that Synopsys had the right to terminate the reorganization agreement.  We have not cashed the Synopsys checks in light of our view that Synopsys was not entitled to terminate the reorganization agreement.

We and our board of directors continue to believe that the combination with Synopsys will significantly enhance our ability to realize our strategic goals.  With the greater engineering, sales and financial resources possessed by Synopsys, and its substantial distribution channels, we believe we will be able to more rapidly proliferate our 1T-SRAM technologies, increase the volume of our licensing activities, increase the number of design projects that we can manage, innovate more quickly, penetrate more accounts and substantially increase revenue from our intellectual property licensing activities.

Therefore, on April 23, 2004, we filed a complaint in the Delaware Court of Chancery.  The complaint alleges that defendants Synopsys, Inc., and its subsidiary Mountain Acquisition Sub, Inc., breached the reorganization agreement when defendants terminated the reorganization agreement on April 16, 2004.  The complaint seeks specific performance under the reorganization agreement or, in the alternative, monetary damages.  The parties have stipulated to expedited proceedings.  Trial of our claim for specific performance is scheduled to commence on July 6, 2004; further proceedings on our claims for damages are deferred pending the outcome of that trial.

Lease Commitments and Off Balance Sheet Financing

The following table identifies our contractual obligations as of March 31, 2004 that will impact our liquidity and cash flow in future periods:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Operating Lease Obligations	$2,672	$1,331	$937	$404	$—
Capital Lease Obligations	24	12	12	—	—

We did not have any unconditional purchase obligations as of March 31, 2004.

RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends upon the semiconductor market’s acceptance of our 1T-SRAM technologies.

The future prospects of our business depend on the acceptance by our target markets of our 1T-SRAM technologies for embedded memory applications and any future technology we might develop. Our technology is intended to allow our licensees to develop embedded memory integrated circuits to replace other embedded memory technology with different cost and performance parameters. Our 1T-SRAM technologies utilize fundamentally different internal circuitry that is not widely known in the semiconductor industry. Therefore, one of our principal challenges, which we might fail to meet, is to convince a substantial percentage of SOC designers to adopt our technology instead of other memory solutions, which have proven effective in their products.

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

The semiconductor industry is cyclical and has experienced a pronounced downturn over the past few years.  To respond to this downturn, many semiconductor manufacturers and their customers have slowed their research and development activities, canceled or delayed new product developments, reduced their workforces and inventories and taken a cautious approach to acquiring new equipment and technologies.  As a result, our business has been adversely affected in 2003 and first three months of 2004, and we believe that a continued downturn could negatively impact our future revenue and profitability.  In the future, the cyclical nature of the semiconductor industry may cause our operating results to fluctuate significantly from year-to-year, which also may tend to increase the volatility of the price of our common stock.

We might be unable to deliver our customized memory technology in the time frame demanded by our licensees, which could damage our reputation, harm our ability to attract future licensees and impact operating results.

The majority of our licenses require us to customize our 1T-SRAM technologies within a certain delivery timetable. Not all of the factors relating to this customization are within our control. There might be factors outside our control that could influence our ability to meet the time requirements under these licenses in addition to design or development problems that we fail to solve in a timely manner. Any failure to meet the time requirements could delay the receipt of payment from our licensee, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results.

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

Our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2003, 2002 and 2001 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Gamecube-related revenue represented 7% and 28% of total revenue in the first quarter ended March 31, 2004 and 2003, respectively. Gamecube-related revenue represented 13% and 44%of total revenue in 2003 and 2002, respectively.  Moreover, Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences. Nintendo has publicly announced that sales of Gamecube units to date have been significantly less than its expectations when it launched this video game console.   We cannot assure you that Nintendo’s sales of product incorporating our technology will increase beyond prior or current levels.

Furthermore, our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the first quarter ended March 31, 2004, Fujitsu represented 40% of total revenue. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of March 31, 2004, five customers represented 82% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

Our embedded memory technology is new and the occurrence of manufacturing difficulties or low production yields could hinder market acceptance of our technology and reduce future revenue.

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

We may incur substantial litigation expense, which would adversely affect our profitability.

On March 31, 2004, UniRAM Technology, Inc. filed a complaint against us in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement.  UniRAM’s complaint asserts that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and speculated that we improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner.  Subsequent to March 31, 2004, UniRAM has amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims for one of the two patents identified in the initial complaint.  We believe that UniRAM’s complaint lacks merit and intend to vigorously defend against it.

On April 23, 2004, we filed a complaint in the Delaware Court of Chancery alleging that defendants Synopsys, Inc. and its subsidiary Mountain Acquisition Sub, Inc. breached the Agreement and Plan of Merger and Reorganization dated February 23, 2004, or the reorganization agreement, under which they agreed to acquire all of our common stock by improperly terminating that agreement without accepting all shares tendered in response to their tender offer on April 16, 2004.  The complaint seeks specific performance under the reorganization agreement or, in the alternative, monetary damages.  The parties have stipulated to expedited proceedings.  Trial of our claim for specific performance is scheduled to commence on July 6, 2004; further proceedings on our claims for damages are deferred pending the outcome of that trial.  If we do not obtain a judgment for specific performance in this suit, we expect to continue to litigate to obtain a judgment for damages against the defendants.

We expect to incur substantial expenses litigating both matters during the second and third quarters of 2004, at least, and potentially for the foreseeable future.  In addition, if we do not prevail in these lawsuits we may be required to pay substantial damages (in the UniRAM) case, and/or the attorneys’ fees and expenses of the other parties, as well as our own.  Any such damages and/or expenses could adversely affect our results of operation and cause net losses for the periods in which we record them.

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

•                  changes in the demand for integrated circuits that incorporate our technology; and

•                  the amount of litigation expenses that we may incur.

We believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful and these comparisons are not indicators of future performance.  We intend to continue our investment in research and development as well as in the marketing and licensing of our technology in an effort to maximize future results.  If revenue falls below our expectations in any quarter and we are not able to adjust spending in a timely manner, we may incur an operating loss.  As a result, we cannot assure you that we will be profitable on a quarterly or annual basis in the future.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of March 31, 2004, we held 66 patents in the United States, which expire at various times from 2011 to 2023, and 35 corresponding foreign patents. In addition, as of March 31, 2004, we had 12 patent applications pending in the United States and 24 pending foreign applications, and had received notice of allowance of six patent applications pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

Any claim that our products or technology infringe third-party intellectual property rights could increase our costs of operation and distract management and could result in expensive settlement costs or the discontinuance of our technology licensing or product offerings.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in often protracted and expensive litigation. For example, on March 31, 2004, we were sued by UniRAM Technology, Inc. in United States District Court for the Northern District of California based on claims of patent infringement and misappropriation of trade secrets that were allegedly disclosed by UniRAM to TSMC, which allegedly improperly provided them to us.  Additionally, our licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights owned by others. Litigation against us, including the UniRAM suit, could result in significant expense and divert the efforts of our technical and management personnel, whether or not the litigation results in a determination adverse to us. Although we believe that UniRAM’s claims lack merit and we intend to rigorously defend against them, in the event of an adverse result in any such litigation, we could be required to pay damages in an amount we cannot presently predict, cease the licensing of certain technology and expend resources to develop non-infringing technology or obtain licenses for the infringing technology. We cannot assure you that we would be successful in such development or that such licenses would be available on reasonable terms, or at all.

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

The size of our company has increased substantially over the past three years, as we grew from 43 employees in January 2001 to 92 employees in March 2004. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to—

•                                          implement and manage new marketing channels to penetrate different and broader markets for our 1T-SRAM technologies;

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

Risks Relating to the Synopsys Transaction and Litigation

If the offer and merger by Synopsys are not completed our stock price may decline, we will have incurred significant costs, we may be liable for fees and our business may be harmed.

We have sued Synopsys, Inc. and its wholly owned subsidiary, Mountain Acquisition Sub, Inc. in Delaware Chancery Court seeking an order of specific performance to complete the acquisition of our common stock through acceptance by Synopsys and/or Mountain Acquisition Subs, Inc. of shares tendered in response to the defendants $13.50 per share all cash tender offer dated March 22, 2004. Subsequent to the announcement of Synopsys’s attempted termination of the reorganization agreement, our stock price declined substantially. If we do not obtain a judgment of specific performance, and the offer and merger are not completed, we may be subject to a number of substantial risks, including the following:

•                  The price of our common stock may decline further, including to the extent the current price of our common stock reflects the price of the offer or the prospect that we may prevail in our suit for specific performance;

•                  We will be required to pay significant costs related to the offer and the merger, including legal, accounting and financial advisory fees, although we may be entitled to receive $10 million from Synopsys upon termination of the reorganization agreement under certain circumstances; and

•                  Our reputation and relationships with our customers, suppliers, distributors, licensors and employees may be harmed.

Our business and prospects may have been adversely impacted by the offer and merger

The negotiation and announcement of the offer and merger, the attempted termination of the reorganization agreement by Synopsys, and the uncertainty regarding our business pending the completion of the offer and merger, may have a number of negative affects on our business, including the following:

•                  Our management will have been diverted from day-to-day business operations, possibly leading to a loss of revenues and market position;

•                  Our current and potential customers may have delayed or cancelled purchasing decisions in response to the offer and its termination resulting in a material decline in our revenues;

•                  Our business partners, including suppliers, distributors and licensors, may have adversely changed or terminated their relationships with us in response to the offer and its termination and

•                  Our employees may experience uncertainty about their future role with us, harming our ability to attract and retain key management, sales and technical personnel.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $84.2 million as of March 31, 2004, and earn an average interest rate of approximately 1.65%, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

ITEM 4. Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the year covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of March 31, 2004 that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our reports filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to MoSys’ management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

Descriptions of our pending litigation with UniRAM Technology, Inc. and Synopsys, Inc. are contained in Part I, Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements — “Note 5.  Contingencies.” and “Note 8.  Subsequent Events,” and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –”Liquidity and Capital Resources” and “— Risk Factors — We may incur substantial litigation expense, which would adversely affect our profitability.”

ITEM 2.    Changes in Securities and Use of Proceeds

The Securities and Exchange Commission declared the Company’s first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-43122) relating to the Company’s initial public offering of its common stock, effective on June 27, 2001. The Company realized approximately $51.5 million after offering expenses. To date, the Company has not used any of the net proceeds of the offering.

ITEM 5.    Other Information

On April 17, 2004, Wei Yen submitted his resignation from our board of directors.  In his letter of resignation, Dr. Yen explained that he spends more than half of his time on business in Asia and as a result did not believe he was able to dedicate sufficient time to serving as a director of our company in the future.  He had remained on the board during the pendency of the Synopsys acquisition and was to resign upon its completion. Previously, we had one vacancy on our board of directors that we refrained from filling due to the pendency of our acquisition by Synopsys.  Currently, there are two vacancies on our board of directors for which we are actively seeking qualified individuals who will be “independent” within the meaning of the Nasdaq National Market continued listing requirements.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Rule 13a-14 certification

31.2                           Rule 13a-14 certification

32                                    Section 1350 certification

(b)                                 Reports on Form 8-K

On January 28, 2004, the Company filed a report on Form 8-K regarding the Company’s results of operations and financial condition for the forth quarter of 2004.

On April 20, 2004, we filed a report on Form 8-K regarding, (1) the failure by Synopsys, Inc. to accept shares of our common stock tendered pursuant to its tender offer and its action to terminate the Agreement and Plan of Merger and Reorganization dated February 23, 2004; and (2) the adoption of a share repurchase program by our board of directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004

/s/ Mark Voll
Vice President, Finance and Administration
Chief Financial Officer and Secretary
(Duly Authorized and Principal Accounting Officer)