Form 10-Q
period 2004-06-30
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2004-08-06
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES ☒ NO ☐

As of August 2, 2004, 31,145,422 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
June 30, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40,204	$22,033
Short-term investments	24,290	19,332
Accounts receivable, net	1,270	1,027
Unbilled contract receivable	1,263	1,106
Inventories, net	88	474
Prepaid expenses and other current assets	2,819	3,822
Total current assets	69,934	47,794
Long-term investments	23,517	44,462
Property and equipment, net	1,223	1,796
Goodwill	12,326	12,326
Other assets	538	514
Total assets	$107,538	$106,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,410	$116
Accrued expenses and other liabilities	3,823	2,733
Deferred revenue	290	506
Current portion of capital lease obligations	10	13
Total current liabilities	5,533	3,368
Long-term portion of capital lease obligations	8	13
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,131 shares and 30,724 shares issued and outstanding at June 30, 2004 and December 31, 2003	311	307
Additional paid-in capital	102,429	99,719
Deferred stock-based compensation	(13)	(626)
Accumulated other comprehensive income (loss)	(209)	56
Retained earnings (accumulated deficit)	(521)	4,055
Total stockholders’ equity	101,997	103,511

Total liabilities and stockholders’ equity	$107,538	$106,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue:
Product	$681	$515	$843	$1,059
Licensing	1,310	2,196	4,298	6,709
Royalty	1,415	1,759	2,768	4,615
	3,406	4,470	7,909	12,383
Cost of net revenue:
Product	394	291	544	698
Licensing	483	341	858	956
	877	632	1,402	1,654
Gross profit	2,529	3,838	6,507	10,729
Operating expenses:
Research and development	1,955	2,168	4,161	4,413
Selling, general and administrative	5,250	1,592	8,008	3,262
Stock based compensation	26	105	52	231
Total operating expenses	7,231	3,865	12,221	7,906
Income (loss) from operations	(4,702)	(27)	(5,714)	2,823
Interest and other income	269	652	630	1,142
Income (loss) before income taxes	(4,433)	625	(5,084)	3,965
Benefit (provision) for income taxes	378	(125)	508	(793)
Net income (loss)	$(4,055)	$500	$(4,576)	$3,172
Net income (loss) per share:
Basic	$(0.13)	$0.02	$(0.15)	$0.10
Diluted	$(0.13)	$0.02	$(0.15)	$0.10
Shares used in computing net income (loss) per share:
Basic	30,786	30,395	30,816	30,349
Diluted	30,786	30,848	30,816	30,693
Allocation of stock-based compensation to operating expenses:
Research and development	$13	$38	$32	$90
Selling, general and administrative	13	67	20	141

	$26	$105	$52	$231

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(4,576)	$3,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	850	1,044
Amortization of deferred stock-based compensation	52	231
Changes in current assets and liabilities:
Accounts receivable	(243)	(135)
Unbilled contract receivable	(157)	(164)
Inventories	386	243
Prepaid expenses and other assets	979	900
Deferred revenue	(216)	(1,498)
Accounts payable	1,294	(30)
Accrued liabilities	1,090	465
Net cash provided (used) by operating activities	(541)	4,228

Cash flows from investing activities:
Purchase of property and equipment	(277)	(413)
Purchase of available-for-sale investments	(250,222)	(65,662)
Proceeds from maturity of short-term investments	245,264	64,292
Purchase of long-term investments	20,945	(19,356)
Net cash provided (used) in investing activities	15,710	(21,139)

Cash flows from financing activities:
Payment of capital lease obligations	(8)	(74)
Proceeds from issuance of common stock	3,010	1,118
Net cash provided by financing activities	3,002	1,044
Net increase (decrease) in cash and cash equivalents	18,171	(15,867)
Cash and cash equivalents at beginning of period	22,033	26,321
Cash and cash equivalents at end of period	$40,204	$10,454

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other future period.

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

Revenue Recognition

Licensing

Licensing revenue consists of fees paid for engineering development and engineering support services. All contracts we have entered into to date require that the Company develop a design that meets a licensee’s specifications. For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. However, if the Company has significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, then the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs.

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

From time to time, a licensee may cancel a project during the development phase. The cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Generally, the Company’s contracts allow it to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. The Company will consider a project to have been canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for a significant period, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if it has performed a sufficient portion of the development services.  For the three months ended June 30, 2004, the Company recognized no licensing revenue from cancelled projects compared to $350,000 in the same period in 2003.

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

Royalty

Licensing contracts also provide for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company’s 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee’s report.

Inventory

We state inventories at the lower of cost or market, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about historical and forecasted sales and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. Our policy is to reflect any revaluation of inventory in reported income/ (loss) for the period in which the facts giving rise to the inventory revaluation become known.

Goodwill

We review goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level.  For step one, we determine the fair value of our reporting unit using the market approach.  Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level.  If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.  In addition, every quarter we assess whether there are indicators of potential impairment.  As of June 30, 2004, we found no indications of potential impairment.  Our accounting policy is to perform an annual review of the ATMOS acquisition goodwill in the third quarter.

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

The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments, with no investments, pursuant to the Company’s policy, have a maturity of more than two years.

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

Unbilled contract receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. The Company recorded $1.3 million and $1.1 million of unbilled contract receivable as of June 30, 2004 and December 31, 2003, respectively.

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

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net Income (loss):
As reported	$(4,055)	$500	$(4,576)	$3,172
Stock-based compensation expense to the statement of operations	15	57	38	135
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,112)	944	(2,322)	1,847
Pro forma	$(5,152)	$(387)	$(6,860)	$1,460

Earnings (losses) per share:

Basic—as reported	$(0.13)	$0.02	$(0.15)	$0.10
Basic—pro forma	$(0.17)	$(0.01)	$(0.22)	$0.05
Diluted—as reported	$(0.13)	$0.02	$(0.15)	$0.10
Diluted—pro forma	$(0.17)	$(0.01)	$(0.22)	$0.05

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	For the three months ended June 30,		For the six months ended June 30,
Employee stock options	2004	2003	2004	2003
Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	3.6%	2.1%-3.0%	3.2%-3.6%	2.1%-3.0%
Volatility	1.0	0.8	0.9	0.8
Dividend yield	0%	0%	0%	0%

Stock Participation Plan shares	2004	2003	2004	2003
Expected life (in years)	1.0	n/a	1.0	1.0
Risk-free interest rate	1.5%	n/a	1.3%-1.5%	1.4%
Volatility	0.8	n/a	0.8	0.8
Dividend yield	0%	n/a	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.  Under this valuation model, the weighted average fair value of options granted for the three months ended June 30, 2004 and 2003 was $5.16 and $4.90, respectively.  The weighted average fair value of options granted for the six months ended June 30, 2004 and 2003 was $5.15 and $4.88 respectively.  The weighted average estimated fair value of shares granted under the employee stock purchase plan for the six months ended June 30, 2004 and 2003 was $3.22 and $4.67 respectively.  In the second quarter of 2004, the additional stock purchases under the employee stock purchase plan were made due to the planned acquisition by Synopsys.  For the three months ended June 30, 2004, the weighted average estimated fair value of shares granted under the additional stock purchases was $3.25.  No employee stock purchases were made for the three months ended June 30, 2003.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options.

For the quarter ended June 30, 2004, outstanding employee stock options of 764,000 shares were not included in the calculation of diluted net income (loss) per share, and for the first six months ended June 30, 2004, outstanding employee stock options of 785,000 shares were not included in the calculation of diluted net income (loss) per share as they were anti-dilutive due to the net loss for both periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Numerator:
Net income (loss)	$(4,055)	$500	$(4,576)	$3,172
Denominator:
Shares used in computing net income (loss) per share:
Basic	30,786	30,395	30,816	30,349
Employee stock options and unvested common stock outstanding	—	453	—	344
Diluted	30,786	30,848	30,816	30,693

Net income (loss) per share:
Basic	$(0.13)	$0.02	$(0.15)	$0.10
Diluted	$(0.13)	$0.02	$(0.15)	$0.10

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income is unrealized gains and losses on available for sale securities. Accumulated other comprehensive loss as of June 30, 2004 was $209,000 and accumulated other comprehensive income, as of December 31, 2003 was $56,000.

The changes in other comprehensive income (loss), net of taxes, were as follows, for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(4,055)	$500	$(4,576)	$3,172
Net unrealized loss on available-for-sale securities:
Change in net unrealized loss	(385)	(9)	(265)	(2)

Comprehensive income (loss)	$(4,440)	$491	$(4,841)	$3,170

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

Note 2. Inventories

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003

Work-in-process	$—	$195
Finished goods	88	279
	$88	$474

As of the end of the second quarter our remaining product inventory is $88,000.  We have not acquired and do not anticipate acquiring additional inventory.

Note 3. Guarantees

Product Warranties:

The Company generally offers a 90-day warranty for its memory chip products. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of replacement costs incurred for the last 90 days in correcting product failures.  The Company has not experienced any material issues regarding warranty.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Accordingly, the Company assessed the level of warranty reserve as of June 30, 2004 and determined that no warranty reserve was necessary.  The Company does not have any other guarantees as of June 30, 2004.

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

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

United States	$1,777	$2,566	$3,052	$4,688
Japan	931	1,005	3,553	4,960
Taiwan	339	—	878	—
Other Asian Countries	7	703	16	2,483
Europe	352	196	410	252
Total	$3,406	$4,470	$7,909	$12,383

For the second quarter ended June 30, 2004, our two largest customers, NEC and Advanced Power Components represented 23% and 10% of total revenue, respectively. For the quarter ended June 30, 2003, our two largest customers, Conexant and Sony represented 16% and 15% of total revenue, respectively. In the first six months of 2004, Fujitsu and NEC represented 23% and 14% of total revenue, respectively.   In the first half of 2003, three customers, NEC, UMC and Sony represented 21%, 16% and 14% of total revenue, respectively.

Note 5. Contingencies

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial and other resources.  On March 31, 2004, UniRAM Technology, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement.  UniRAM’s complaint asserts that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and speculated that the Company improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner.  Subsequent to March 31, 2004, UniRAM has amended its complaint twice, initially to add TSMC as a defendant and additional allegations to the suit, and the second time to drop all infringement claims for one of the two patents identified in the initial complaint.  The Company believes that UniRAM’s complaint lacks merit and intends to vigorously defend itself.

Note 6. Capital lease obligations

Equipment under capital lease arrangements included in property and equipment aggregated approximately $176,000 at June 30, 2004. Related accumulated depreciation was approximately $174,000 at June 30, 2004.

Future minimum lease payments under capital leases as of June 30, 2004 are as follows (in thousands):

Remainder of 2004	$5
2005	14

Total minimum payments	19
Less amount representing interest	1
18
Less current portion	10
Long term portion	$8

Note 7. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A benefit for income taxes of  $378,000 was recorded in the second quarter of 2004 and provision for income taxes of  $125,000 was recorded in the same quarter of 2003.  Effective tax rates were 10% and 20% in the first six months of 2004 and 2003, respectively.

Note 8. Stock Repurchase Plan

 On April 19, 2004, we announced that our board of directors authorized us to purchase up to $25 million of our common stock over the next year. Through June 30, 2004, we have made no purchases under this plan.

Note 9. Subsequent Event

On July 12, 2004, we and Synopsys announced the settlement of the litigation relating to the termination by Synopsys of the agreement and plan of merger and reorganization dated February 23, 2004 between the parties. Under the terms of the settlement agreement, Synopsys and we agreed to settle our merger termination lawsuit without further liability or payment to one another, and we agreed to dismiss the suit. In July 2004, we deposited the $10 million termination fee previously tendered by Synopsys and each party paid its own litigation costs.  We will record the settlement in the quarter ended September 30, 2004.

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

We generate most of our revenue from the licensing of our intellectual property, which consists of both licensing revenues and royalty. Our licensing revenue consists of fees paid for engineering development and engineering support services. Royalty revenues are earned under each of our licensing agreements when our licensees manufacture or sell products that incorporate any of our 1T-SRAM technologies and report the results to us.

As of June 30, 2004, we had signed license agreements related to our 1T-SRAM technologies with 45 companies, 12 of which have paid us royalties to date. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project.

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

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer that is embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the commencement of production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from one hundred thousand dollars to several million dollars per contract, depending on the scope and complexity of the development project, the licensee’s rights and the royalties expected to be received under the agreement. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. All license agreements entered into to date require us to meet performance specifications. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. We use actual direct labor hours incurred to measure progress towards completion. If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $1.3 million and $857,000 as of June 30, 2004 and 2003, respectively.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our newer contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services.  If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. For the three months ended June 30, 2004, we recognized no licensing revenue from cancelled projects compared to $350,000 in the corresponding period of 2003.

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

The semiconductor industry has experienced a difficult economic environment and downturn during the past several years. Most of our memory chip sales are made to communications equipment manufacturers, which also have experienced a sharp economic downturn since 2001.  As of the end of the second quarter our remaining product inventory is $88,000.  We have not acquired and do not anticipate acquiring additional inventory.  Accordingly, we will not have significant product sales in the future.

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

We believe that the following accounting policies are affected by estimates and judgments in the following manner:

Revenue.

Licensing.  If a licensing contract involves performance specifications that we have significant experience in meeting and the direct labor hours to be incurred to complete the contract can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method.  The percentage of completion method includes judgmental elements, such as determining that we have the experience to meet the design specifications and estimation of the total direct labor hours.  We follow this method because we can obtain reasonably dependable estimates of the direct labor hours to perform the contracted services.  The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract.  As these direct labor hours are incurred, they are used as a measure of progress towards completion.  We have the ability to reasonably estimate direct labor hours on a contract to contract basis from our experience in developing prior licensee’s designs.  During the contract performance period we review estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the direct labor hours to complete.  Our policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known.  For contracts involving design specifications that we have not met previously, we defer the recognition of revenue until the design meets the contractual design specifications and expenses the cost of services as incurred.  When we have experience in meeting design specifications but do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost.  For these arrangements, we recognize revenue using the completed contract method.  Under the completed contract method, we recognize revenue when we have knowledge that the customer has successfully verified our design.

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

Goodwill.

We review goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level.  For step one, we determine the fair value of our reporting unit using the market approach.  Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level.  If the fair value of the reporting unit exceeds the carrying value of net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.  As of June 30, 2004, we found no indications of potential impairment.

Tax valuation allowance.

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax liability and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our consolidated statement of income unless the increase is attributable to stock- based compensation deductions, which has been recorded directly to equity. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 31, 2003, we had a valuation allowance of approximately $8.2 million of which approximately $6.2 million was attributable to Canadian net operating losses and $670,000 was attributable to stock option deductions.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenue.  Total revenue decreased to $3.4 million for the three months ended June 30, 2004 from $4.5 million for the three months ended June 30, 2003. Licensing revenue decreased to $1.3 million in the second quarter of 2004 from $2.2 million in the same period of 2003 as revenue recognized from new projects did not offset a decline in revenue from existing projects. Licensing revenue represented 38% of total revenue in the second quarter of 2004, compared to 49% in the same period in 2003. Royalty revenue decreased to $1.4 million in the second quarter of 2004 from $1.8 million in the same period of 2003, and represented 42% of total revenue in the second quarter of 2004, compared to 39% for the same period in 2003. In the three months ended June 30, 2004, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 11% of total revenue, an increase from 4% of our total revenue from the same period in 2003, as Nintendo has increased its purchases of chips incorporating our licensed technology for its Gamecube consoles in 2004. During the second quarter of 2003, we collected $1.0 million in cash from Conexant for the termination of its October 2000 license agreement with us.  This payment consisted of current and past due royalty payments totaling $713,000, and a termination fee of $287,000,which we included in other income.  Excluding the one time effect of the Conexant termination royalty payment, our royalty revenue increased in the second quarter of 2004 from the same period in 2003.

In the three months ended June 30, 2004, product revenue increased to $681,000 from $515,000 in the same period of 2003. Product revenue represented 20% of total revenue in the second quarter of 2004, compared to 12% in the same period in 2003. We attribute the product revenue increase primarily due to the sale of products, which the Company announced would no longer be available for sale. As of the end of the second quarter our remaining product inventory is $88,000.  We have not acquired and do not anticipate acquiring additional inventory.  Accordingly, we will not have significant product sales in the future.

A small number of customers continue to account for a significant percentage of our total revenue. For the second quarter ended June 30, 2004, our two largest customers, NEC and Advanced Power Components represented 23% and 10% of total revenue, respectively. For the quarter ended June 30, 2003, our two largest customers, Conexant and Sony represented 16% and 15% of total revenue, respectively. For information regarding revenues recorded by us in three months ended June 30, 2004 and 2003 from customers residing in the United States or residing in a foreign country, please refer to note 5, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars. For a discussion of certain risks related to our revenue concentration, please see “Risk Factors—We expect our revenue to be highly concentrated”.

Gross Profit.  Gross profit decreased to $2.5 million in the three months ended June 30, 2004 from $3.8 million in the same period of 2003 due to a decrease in licensing and royalty revenue. Gross profit as a percentage of total revenue decreased to 74% in the second quarter of 2004 from 86% in the corresponding period of 2003 primarily due to a decline in royalty revenue, which has no associated costs. Licensing gross profit declined to 63% in the second quarter of 2004 from 84% in the same quarter of 2003 primarily due to recognition of revenue under some lower margin license projects during the second quarter of 2004.

Product gross margin as a percentage of product revenue decreased slightly to 42% in the second quarter of 2004 compared to 43% in the same quarter of 2003. This slight decline occurred due to a charge to cost of sales for   the inventory write-off in the second quarter of 2004.

Research and Development.  Research and development expense was decreased to $2.0 million in the three months ended June 30, 2004 from $ 2.2 million in the same period of 2003 mainly because more engineering time was spent on licensing projects which is charged to costs of sales during the second quarter of 2004.  We anticipate the same approximate level of research and development expenses for the foreseeable future.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $5.3 million in the second quarter of 2004 from $1.6 million in the same period of 2003 due primarily to $3.7 million of expenses related to the planned acquisition by Synopsys and litigation expenses related to the Synopsys and UniRAM Technology matters.

Interest and Other Income.  Interest and other income decreased to $269,000 in the second quarter of 2004 from $652,000 in the same period of 2003 due primarily to the $287,000 termination fee from Conexant as other income in the second quarter of 2003. In addition, interest income in the second quarter of 2004 was lower due to the liquidation of short-term and long-term investments required in the planned acquisition by Synopsys.

Provision for Income Taxes.  The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A benefit for income taxes of  $378,000 was recorded in the second quarter of 2004 and provision for income taxes of  $125,000 was recorded in the same quarter of 2003.  In 2004, we anticipate that our effective income tax rate will be less than the federal statutory tax rate.

Six Months Ended June 30, 2004 and 2003

Revenue.  Total revenue decreased to $7.9 million for the six months ended June 30, 2004 from $12.4 million in the same period of 2003.  Licensing revenue decreased to $4.3 million in the first six months of 2004 from $6.7 million in the same period of 2003 as revenue recognized from new projects did not offset a decline in revenue from existing projects. Licensing revenue was 54% of total revenue for the first six months of 2004 and 2003. In the six months ended June 30, 2004, royalty revenue decreased to $2.8 million from $4.6 million in the same period of 2003, and represented 35% of total revenue, compared to 37% in the same period in 2003.   In the six months ended June 30, 2004, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 9% of total revenue, a decline from 17% of our total revenue from the same period in 2003, as Nintendo had decreased its purchases of chips incorporating our licensed technology for its Gamecube consoles in 2004.

Product revenue also decreased to $843,000 in the first six months of 2004 from $1.1 million in the same period of 2003, and represented 11% of total revenue, compared to 9% in the same period in 2003. We attribute the product revenue decrease primarily to our continued focus on our high margin intellectual property licensing business as the major source of our revenue.

Gross Profit.  Gross profit decreased to $6.5 million in the first half of 2004 from $10.7 million in the corresponding period of 2003 primarily due to decreased royalty and product revenue. Gross profit as a percentage of total revenue decreased to 82% in the six months of 2004 from 87% in the corresponding period of 2003 mainly due to the decline in royalty revenue, which has no associated costs. Licensing gross profit declined to 80% in the first six months of 2004 from 86% in the same quarter of 2003 primarily due to recognition of revenue under some lower margin license projects during the second quarter of 2004.

Product gross margin as a percentage of product revenue increased slightly to 35% in the first six months of 2004 compared to 34% in the corresponding period of 2003. This increase occurred due to higher average selling prices for products shipped in the first six months of 2004 compared to the same period of 2003.

Research and Development.  Research and development expenses decreased to $4.2 million in the six months ended June 30, 2004 from $4.4 million in the same period of 2003 mainly because more engineering expenses were allocated into cost of sales associated with our licensing projects in the second quarter of 2004.  We anticipate the same approximate level of research and development expenses for the foreseeable future.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $8.0 million in the first half of 2004 from $3.3 million in same period of 2003 due primarily to  $ 4.6 million of expenses related to the planned acquisition by Synopsys and litigation expenses related to Synopsys and UniRAM Technology matters.

Interest and Other Income.  Interest and other income decreased to $630,000 in the first six months of 2004 from $1.1million in the same period of 2003 primarily due to the $287,000 termination fee from Conexant recorded as other income in the second quarter of 2003.  In addition, interest income in the first half of 2004 was lower due to the liquidation of short-term and long-term investments required in the planned acquisition by Synopsys.

Provision for Income Taxes. A benefit for income taxes of  $508,000 was recorded in the first six months of 2004 and provisions for income taxes of  $793,000 were recorded in the same period of 2003.  The effective income tax rate was 10% for the six months ended June 30, 2004 and 20% for the same period in 2003.  Our effective tax rate decreased in 2004 compared to 2003 primarily due to profits before tax being significantly offset by available loss carryforwards and tax credits.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2004, we had cash and cash equivalents of $40.2 million, short-term investments of $24.3 million and long-term investments of $23.5 million resulting in a total balance of cash, equivalents, and long and short-term investments of $88.0 million. As of the same date, we had total working capital of $64.4 million. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues and reduced levels of memory chip sales has lessened the volatility of our business and generally has enabled us to steadily improve our cash position.

Net cash used by operating activities was $541,000 for the six months ended June 30, 2004 and net cash provided by operating activities was $4.2 million for the same period of 2003.  Net cash used by operating activities for the first six months of 2004 resulted primarily from net loss offset by higher accounts payable and accrued liabilities due to increased litigation related expenses.  For the first six months of 2003, net cash provided by operating activities resulted primarily due to net income and non-cash impact depreciation and amortization offset by lower deferred revenue due to recognition of licensing revenue during the same period.

Net cash provided by investing activities was approximately $15.7 million in the first half of 2004 and net cash used in investing activities was approximately $21.1 million in the first six months in 2003. Net cash provided by investing activities for the first six months of 2004 consisted primarily of investment transactions of short-term and long-term marketable securities of $16.0 million, net of proceeds from disposition and purchases of investment securities.  For the first six months of 2003, net cash used in investing activities resulted primarily from purchases of short-term and long-term marketable securities of $20.7 million, net of proceeds from the disposition of investment securities.

Net cash provided by financing activities was $3.0 million and $1.0 for the first six months ended 2004 and 2003, respectively. Net cash provided by financing activities for the first half of 2004 and 2003 primarily consisted of proceeds received from the exercise of employee options to purchase common stock.

After the settlement of our merger termination lawsuit with Synopsys on July 12, 2004, we deposited the payment of $10.0 million tendered by Synopsys on April 16, 2004.  This exceeds our total estimated cash expenditures for the aborted Synopsys acquisition transaction and subsequent litigation.  These net cash flows from the Synopsys transaction will be reflected in our financial statements for the third quarter of 2004.

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

Lease Commitments and Off Balance Sheet Financing

The following table identifies our contractual obligations as of June 30, 2004 that will impact our liquidity and cash flow in future periods:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Operating Lease Obligations	$2,304	$1,312	$689	$303	$—
Capital Lease Obligations	18	10	8	—	—

We did not have any unconditional purchase obligations as of June 30, 2004.

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

The semiconductor industry is cyclical and has experienced a pronounced downturn in recent years.  To respond to any downturn, many semiconductor manufacturers and their customers will slow their research and development activities, cancel or delay new product developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies.  As a result, our business has been in the past and could be adversely affected in the future from a downturn that could negatively impact our future revenue and profitability.  The cyclical nature of the semiconductor industry may cause our operating results to fluctuate significantly from year-to-year, which also may tend to increase the volatility of the price of our common stock.

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

Our business and prospects have been and likely will continue to be adversely impacted by the Synopsys tender offer and merger agreement termination.

The negotiation and announcement of the offer and merger, the termination of the agreement and plan of merger and reorganization by Synopsys, and the uncertainty regarding our business pending the completion of the offer and merger and the termination by Synopsys, have had and likely will continue to have a number of negative effects on our business, including the following:

•                                          Our management has been diverted from day-to-day business operations, which has led to a loss of revenues and market position; and may continue to adversely affect our business for the next several quarters, at least;

•                                          Our current and potential customers may have delayed or cancelled purchasing decisions in response to the offer and its termination resulting in a material decline in our revenues;

•                                          Our business partners, including suppliers, distributors and licensors, may have adversely changed or terminated their relationships with us in response to the offer and its termination; and

•                                          Our employees may experience uncertainty about their future role with us, harming our ability to attract and retain key management, sales and technical personnel.

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

Our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2003, 2002 and 2001 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 11% and 4% of total revenue in the second quarter ended June 30, 2004 and 2003, respectively. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 9% and 17% of total revenue in the first six months of 2004 and 2003, respectively. Moreover, Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences. Nintendo has publicly announced that sales of Gamecube units to date have been significantly less than its expectations when it launched this video game console.

We cannot assure you that Nintendo’s sales of product incorporating our technology will increase beyond prior or current levels.

Furthermore, our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the second quarter ended June 30, 2004, our two largest customers, NEC and Advanced Power Components represented 23% and 10% of total revenue, respectively. For the quarter ended June 30, 2003, our two largest customers, Conexant and Sony represented 16% and 15% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of June 30, 2004, three customers represented 72% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

We expect to incur substantial expenses litigating the matter during third and fourth quarters of 2004, at least, and potentially for the foreseeable future.  In addition, although we expect to prevail in the lawsuit, if we do not, we may be required to pay substantial damages and/or the attorneys’ fees and expenses of the other party, as well as our own.  Any such damages and/or expenses could adversely affect our results of operation and cause net losses for the periods in which we record them.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of June 301, 2004, we held 73 patents in the United States, which expire at various times from 2011 to 2023, and 35 corresponding foreign patents. In addition, as of June 30, 2004, we had 9 patent applications pending in the United States and 22 pending foreign applications, and had received notice of allowance of four patent applications pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

The size of our company has increased substantially over the past three years, as we grew from 43 employees in January 2001 to 89 employees in June 2004. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to—

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

We cannot assure you that there will continue to be an active trading market for our common stock. Recently, the stock market, as well as our common stock, has experienced significant price and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline.  In April 2004, we announced that our board of directors had authorized the repurchase of up to $25 million of our common stock from time to time over the succeeding 12 months.  To date we have not made any repurchases under this announced plan, but any such repurchases could impact the price of our common stock and increase volatility.

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

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $82.7 million as of June 30, 2004, and earn an average interest rate of approximately 1.27% during the second quarter of 2004, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

ITEM 4. Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of June 30, 2004 that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our reports filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to MoSys’ management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

On July 12, 2004, we and Synopsys, Inc. announced the settlement of litigation relating to the termination by Synopsys of the agreement and plan of merger and reorganization dated February 23, 2004 between the parties. The terms and conditions of the settlement are described in Part I, Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements — “Note 8.  Subsequent Event”.

Descriptions of our pending litigation with UniRAM Technology, Inc. are contained in Part I, Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements — “Note 5.  Contingencies.” and “— Risk Factors — We may incur substantial litigation expense, which would adversely affect our profitability.”

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

Stock Repurchase Plan.

On April 19, 2004, we announced that our board of directors authorized us to purchase up to $25 million of our common stock over the next year.  The share repurchases may be made, from time to time in the open market subject to market conditions and other factors, such as our belief that the repurchase will be beneficial to stockholders.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.  To date, we have made no purchases under this plan.

ITEM 5   Other Information

Effective July 30, 2004, Mark-Eric Jones our Vice President and General Manager - Intellectual Property resigned to pursue a new career opportunity.  We are actively recruiting his replacement and until we have hired his replacement, Mr. Jones’s duties will be assumed by our CEO, Fu-Chieh Hsu.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32	Section 1350 certification

(b)                                 Reports on Form 8-K

On May 6, 2004, we filed a report on Form 8-K regarding our results of operations and financial condition for the first quarter of 2004.

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

Dated: August 6, 2004

/s/ Mark Voll
Vice President, Finance and Administration
Chief Financial Officer and Secretary
(Duly Authorized and Principal Accounting Officer)