Form 10-Q
period 2004-09-30
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2004-11-09
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES  ☒  NO  ☐

As of November 1, 2004, 30,295,822 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
September 30, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$36,477	$22,033
Short-term investments	21,445	19,332
Accounts receivable, net	108	1,027
Unbilled contract receivable	1,186	1,106
Inventories, net	—	474
Prepaid expenses and other current assets	3,932	3,822
Total current assets	63,148	47,794
Long-term investments	32,552	44,462
Property and equipment, net	864	1,796
Goodwill	12,326	12,326
Other assets	515	514
Total assets	$109,405	$106,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$927	$116
Accrued expenses and other liabilities	5,250	2,733
Deferred revenue	283	506
Current portion of capital lease obligations	9	13
Total current liabilities	6,469	3,368
Long-term portion of capital lease obligations	7	13
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,296 shares and 30,724 shares issued and outstanding at September 30, 2004 and December 31, 2003	303	307
Additional paid-in capital	98,181	99,719
Deferred stock-based compensation	(6)	(626)
Accumulated other comprehensive income (loss)	(108)	56
Retained earnings	4,559	4,055
Total stockholders’ equity	102,929	103,511

Total liabilities and stockholders’ equity	$109,405	$106,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue:
Product	$76	$511	$919	$1,570
Licensing	128	1,780	4,426	8,489
Royalty	1,488	1,208	4,256	5,823
	1,692	3,499	9,601	15,882
Cost of net revenue:
Product	86	260	630	958
Licensing	236	588	1,094	1,544
	322	848	1,724	2,502
Gross profit	1,370	2,651	7,877	13,380
Operating expenses:
Research and development	2,167	2,093	6,328	6,506
Selling, general and administrative	3,948	1,396	11,956	4,658
Stock based compensation	8	190	60	421
Total operating expenses	6,123	3,679	18,344	11,585
Income (loss) from operations	(4,753)	(1,028)	(10,467)	1,795
Interest and other income	10,398	311	11,028	1,453
Income (loss) before income taxes	5,645	(717)	561	3,248
Benefit (provision) for income taxes	(565)	468	(57)	(325)
Net income (loss)	$5,080	$(249)	$504	$2,923
Net income (loss) per share:
Basic	$0.16	$(0.01)	$0.02	$0.10
Diluted	$0.15	$(0.01)	$0.02	$0.09
Shares used in computing net income (loss) per share:
Basic	31,074	30,614	30,902	30,437
Diluted	33,350	30,614	32,184	30,934
Allocation of stock-based compensation to operating expenses:
Research and development	$7	$33	$40	$123
Selling, general and administrative	1	157	20	298

	$8	$190	$60	$421

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$504	$2,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,242	1,533
Amortization of deferred stock-based compensation	60	421
Changes in current assets and liabilities:
Accounts receivable	919	6
Unbilled contract receivable	(80)	(511)
Inventories	474	445
Prepaid expenses and other assets	(111)	(605)
Accounts payable	811	(21)
Accrued expenses and other liabilities	2,517	512
Deferred revenue	(223)	(1,453)
Net cash provided by operating activities	6,113	3,250

Cash flows from investing activities:
Purchase of property and equipment	(310)	(460)
Purchase of available-for-sale investments	(369,461)	(156,772)
Proceeds from maturity of short-term investments	367,349	191,702
Proceeds from maturity of long-term investments	11,909	—
Purchase of long-term investments	—	(36,902)
Net cash provided by (used in) investing activities	9,487	(2,432)

Cash flows from financing activities:
Payment of capital lease obligations	(10)	(84)
Proceeds from issuance of common stock	3,507	1,810
Repurchase and retirement of common stock	(4,653)	—
Net cash provided by (used in) financing activities	(1,156)	1,726
Net increase in cash and cash equivalents	14,444	2,544
Cash and cash equivalents at beginning of period	22,033	26,321
Cash and cash equivalents at end of period	$36,477	$28,865

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

The Company has developed an innovative embedded-memory technology, called 1T-SRAM, which the Company licenses worldwide on a non-exclusive basis to semiconductor companies and electronic products manufacturers. Through 1998, the Company focused primarily on the sale of stand-alone memory products. In the fourth quarter of 1998, the Company changed the emphasis of its business model to focus primarily on the licensing of its 1T-SRAM technology. In the second quarter of 2004, we notified customers of our decision to discontinue sale of our memory chip products.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission.   The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other future period.

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

Revenue Recognition

Licensing

Licensing revenue consists of fees paid for engineering development and engineering support services. All contracts we have entered into to date require the Company to develop a design that meets a licensee’s specifications. For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. However, if the Company has significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated,  the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs.

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

From time to time, a licensee may cancel a project during the development phase. The cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Generally, the Company’s contracts allow it to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. The Company will consider a project to have been canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for a significant period, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if it has performed a sufficient portion of the development services.  For the three months ended September 30, 2004 and 2003, we recognized no licensing revenue from cancelled projects. For the nine months ended September 30, 2004, the Company recognized no licensing revenue from cancelled projects compared to $700,000 in the same period in 2003.

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

Inventory

We record inventories at the lower of cost determined using the first-in, first-out method or market. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about historical and forecasted sales and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. Our policy is to reflect any revaluation of inventory in reported income/ (loss) for the period in which the facts giving rise to the inventory revaluation become known.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level.  For step one, we determine the fair value of our reporting unit using the market approach.  Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level.  If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.  In addition, every quarter we assess whether there are indicators of potential impairment.  We performed the annual impairment test during the third quarter of 2004 and the test did not indicate impairment of goodwill as of September 30, 2004.

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

Unbilled contract receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. Our total unbilled contract receivable was $1.2 million as of September 30, 2004 and $1.1 million as of December 31,2003.

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

On March 31, 2004, the FASB issued an Exposure Draft (ED), "Share-Based Payment - An Amendment of FASB Statements No. 123 and 95." The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for the Company beginning July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net Income (loss):
As reported	$5,080	$(249)	$504	$2,923
Add: Stock-based compensation expense included in the statement of operations	8	44	46	179
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,142)	(1,351)	(3,394)	(3,434)
Pro forma	$3,946	$(1,556)	$(2,844)	$(332)

Earnings (losses) per share:

Basic—as reported	$0.16	$(0.01)	$0.02	$0.10
Basic—pro forma	$0.13	$(0.05)	$(0.09)	$(0.01)
Diluted—as reported	$0.15	$(0.01)	$0.02	$0.09
Diluted—pro forma	$0.12	$(0.05)	$(0.09)	$(0.01)

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	For the three months ended September 30,		For the nine months ended September 30,
Employee stock options	2004	2003	2004	2003
Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	3.3-3.5%	3.0-3.6%	3.3%-3.6%	2.1%-3.6%
Volatility	0.5	0.8	0.8	0.8
Dividend yield	0%	0%	0%	0%

Stock Participation Plan shares	2004	2003	2004	2003
Expected life (in years)	1.0	1.0	1.0	1.0
Risk-free interest rate	1.5%	1.1	1.3%-1.5%	1.1-1.4%
Volatility	0.8	0.8	0.8	0.8
Dividend yield	0%	0%	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.  Under this valuation model, the weighted average fair value of options granted for the three months ended September 30, 2004 and 2003 was $4.10 and $5.12, respectively.  The weighted average fair value of options granted for the nine months ended September 30, 2004 and 2003 was $4.10 and $4.98, respectively.  The weighted average estimated fair value of shares granted under the employee stock purchase plan for the three months ended September 30, 2004 and 2003 was $3.25 and $4.65 respectively, and for the nine months ended September 30, 2004 and 2003 was $3.23 and $4.21, respectively.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options.  For the three months ended September 30, 2004 and 2003, stock options to purchase 3.1 million and 2.2 million shares with exercise prices greater than the average market prices of common stock at the end of each period were excluded from the respective computations of diluted net income (loss) per share as their inclusion would be antidilutive.  For the nine months ended September 30, 2004 and 2003, stock options to purchase 1.9 million and 2.2 million shares with exercise prices greater than the average market prices of common stock were excluded from the respective computations of diluted net income per share as their inclusion would be antidilutive.

The following table presents the calculation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Numerator:
Net income (loss)	$5,080	$(249)	$504	$2,923
Denominator:
Shares used in computing net income (loss) per share:
Basic	31,074	30,614	30,902	30,437
Employee stock options and unvested common stock outstanding	2,276	—	1,282	497
Diluted	33,350	30,614	32,184	30,934

Net income (loss) per share:
Basic	$0.16	$(0.01)	$0.02	$0.10
Diluted	$0.15	$(0.01)	$0.02	$0.09

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not.

Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income is unrealized gains and losses on available for sale securities. Accumulated other comprehensive loss as of September 30, 2004 was $108,000 and accumulated other comprehensive income, as of December 31, 2003 was $56,000.

The changes in other comprehensive income (loss), net of taxes, were as follows, for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$5,080	$(249)	$504	$2,923
Net unrealized gain (loss) on available-for-sale securities:
Change in net unrealized (gains) losses	101	—	(164)	(2)

Comprehensive income (loss)	$5,181	$(249)	$340	$2,921

Segment reporting

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”) requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The Company operates in one segment, using one measurement of profitability for its business. The Company has sales outside the United States that are described in Note 4. The majority of long-lived assets are maintained in the United States.

Note 2. Inventories

Inventories consist of the following at December 31, 2003 (in thousands):

December 31, 2003

Work-in-process	$195
Finished goods	279
$474

As of the end of the third quarter, the Company has no product inventory of value remaining on the Balance Sheet.  The Company has written off approximately $74,000 and $404,000 of inventory for the three months and nine months ended September 30, 2004, respectively.  The Company had approximately $37,000 and $41,000 of product revenue from the products shipped from the inventory previously written off in the first three months and nine months of 2004, respectively.

Note 3. Guarantees

Product Warranties:

The Company generally offers a 90-day warranty for its memory chip products. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of replacement costs incurred for the last 90 days in correcting product failures.  The Company has not experienced any material issues regarding warranty.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Accordingly, the Company assessed the level of warranty reserve as of September 30, 2004 and determined that no warranty reserve was necessary.  The Company does not have any other guarantees as of September 30, 2004.

From time to time, the Company enters into contracts with licensees of its 1T-SRAM technologies in which the Company provides some indemnification to the licensee in the event of claims of patent or other intellectual property infringement resulting from the licensee’s use of the licensed technology.  Such provisions are customary in the semiconductor industry and do not reflect an assessment by the Company of the likelihood of a claim.  The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable and can be estimated.  See Note 5, “Contingencies.”

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

United States	$751	$1,654	$3,803	$6,342
Japan	759	1,288	4,313	6,248
Taiwan	123	342	867	2,683
Other Asian Countries	50	117	199	259
Europe	9	98	419	350
Total	$1,692	$3,499	$9,601	$15,882

For the quarter ended September 30, 2004, our three largest customers, NEC, Marvel, and Sony represented 33%, 14%, and 12% of total revenue, respectively. For the quarter ended September 30, 2003, Sony, Marvel and Motorola represented 28%, 11%, and 11% of total revenue, respectively. For the nine months ended September 30, 2004, Fujitsu and NEC represented 19% and 17% of total revenue, respectively. For the nine months ended September 30, 2003, three customers, NEC, Sony, and United Microelectronics

Corporation (“UMC”) represented 17%, 17%, and 13% of total revenue, respectively.  As of the end of September 30, 2004, the majority of long-lived assets are maintained in the United States.

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

Note 6. Capital lease obligations

Equipment under capital lease arrangements included in property and equipment aggregated approximately $176,000 at September 30, 2004. Related accumulated depreciation was approximately $176,000 at September 30, 2004.

Future minimum lease payments under capital leases as of September 30, 2004 are as follows (in thousands):

Remainder of 2004	$3
2005	14

Total minimum payments	17
Less amount representing interest	1
16
Less current portion	9
Long term portion	$7

Note 7. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  A provision for income taxes of $565,000 was recorded in the third quarter of 2004, which is an effective tax rate of 10%. A benefit for income taxes of $468,000 was recorded in the third quarter of 2003 due to a reduction in the annual effective income tax rate to 10% from 20% for 2003.

Note 8. Stock Repurchase Plan

On April 19, 2004, we announced that our board of directors authorized us to purchase up to $25 million of our common stock over the next 12 months.  The share repurchases may be made, from time to time in the open market subject to market conditions and other factors, such as our belief that the repurchase will be beneficial to stockholders.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.  To date we repurchased approximately $4.7 million or 1.2 million shares of our common stock. All shares repurchased to date were retired in the third quarter of 2004.

Note 9. Synopsys Settlement

On July 12, 2004, we and Synopsys announced the settlement of the litigation relating to the termination by Synopsys of the agreement and plan of merger and reorganization dated February 23, 2004 between the parties. Under the terms of the settlement agreement, Synopsys and we agreed to settle our merger termination lawsuit without further liability or payment to one another, and we agreed to dismiss the suit. In July 2004, we deposited the $10 million termination fee previously tendered by Synopsys and each party paid its own litigation costs.  We recorded the settlement in the quarter ended September 30, 2004 as “Other income”.

Note 10. Subsequent Event

After the close of the third quarter of 2004, the Company finalized the amount of its Synopsys-related litigation expenses, which were lower than the total amount previously accrued in the second and third quarters of 2004 by approximately $900,000.  The amount of this reduction will be reflected as a reduction in operating expenses in the fourth quarter of 2004.

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

Overview

We design, develop, license and market memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, such as SoCs. We also sell memory chips based on our 1T-SRAM technologies. In the second quarter of 2004, we notified customers of our decision to discontinue the sale of our memory chip products.

Using elements of our existing memory technology as a foundation, we completed development of our first memory chips incorporating our 1T-SRAM technologies in the fourth quarter of 1998. We signed our first license agreement related to our 1T-SRAM technologies at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technologies for the first time in the first quarter of 2000. We have introduced improved and enhanced versions of our technology, 1T-SRAM-R, 1T-STRAM-M, and 1T-SRAM-Q.

We generate most of our revenue from the licensing of our intellectual property, which consists of both licensing revenues and royalties. Our licensing revenue consists of fees paid for engineering development and engineering support services. Royalty revenues are earned under each of our licensing agreements when our licensees manufacture or sell products that incorporate any of our 1T-SRAM technologies and report the results to us.

As of September 30, 2004, we had signed license agreements related to our 1T-SRAM technologies with 45 companies, 13 of which have paid us royalties to date. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project.

Sources of Revenue

We generate three types of revenue: licensing, royalties and product sales. Prior to 2001, we derived almost all our revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of our total revenue has declined significantly, while licensing and royalty revenues have grown substantially as a percentage of total revenue. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. By the end of third quarter of 2004, we had exited the product business except for minor ongoing sales of products required from time to time by customers.

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

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer that is embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the commencement of production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from one hundred thousand dollars to several million dollars per contract, depending on the scope and complexity of the development project, the licensee’s rights and the royalties expected to be received under the agreement. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. All license agreements entered into to date require us to meet performance specifications. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. We use actual direct labor hours incurred to measure progress towards completion. If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $1.2 million as of September 30, 2004 and $1.1 million as of December 31,2003.  We expect to bill most of the current unbilled receivable by the end of first quarter of 2005 and under the contract terms, payments are due within 30 to 60 days from the date of invoice.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our newer contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services.  If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. In each of the three month-periods ended September 30, 2004 and 2003, we recognized no licensing revenue from cancelled projects. For the first nine months ended September 30, 2004, we recognized no licensing revenue from cancelled contracts compared to $700,000 for the same period in 2003.

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

The semiconductor industry has experienced a difficult economic environment and downturn during the past several years. Most of our memory chip sales are made to communications equipment manufacturers, which also have experienced a sharp economic downturn since 2001.  As of the end of the third quarter, we had no remaining product inventory.  We do not anticipate acquiring additional inventory.  Accordingly, we will not have significant product sales in the future.  We have notified customers of our decision to discontinue sale of our memory chip products.

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

Inventory.

We record inventories at the lower of cost, determined using the first-in, first-out method, or market. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We estimate fair market value based on our historical sales for the last six months and current market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs may be required. Our policy is to reflect any write-down of inventory in reported income for the period in which the facts giving rise to the inventory write-down become known. If previously reserved inventory is sold, the reserve is reversed.  As of the end of the third quarter, we have no product inventory of value remaining on the balance sheet.

Goodwill.

We review goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level.  For step one, we determine the fair value of our reporting unit using the market approach.  Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level.  If the fair value of the reporting unit exceeds the carrying value of net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. We performed the annual impairment test during the third quarter of 2004 and the test did not indicate impairment of goodwill as of September 30, 2004.

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenue.  Total revenue decreased to $1.7 million for the three months ended September 30, 2004 from $3.5 million for the three months ended September 30, 2003. Licensing revenue decreased to $128,000 in the third quarter of 2004 from $1.8 million in the same period of 2003 as revenue was recognized from substantially fewer projects compared to the same period in 2003. Licensing revenue represented 8% of total revenue in the third quarter of 2004, compared to 51% in the same period in 2003. Royalty revenue increased to $1.5 million in the third quarter of 2004 from $1.2 million in the same period of 2003, and represented 88% of total revenue in the third quarter of 2004, compared to 35% for the same period in 2003. In the three months ended September 30, 2004, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 33% of total revenue, an increase from 0% of our total revenue from the same period in 2003, as Nintendo renewed its purchases of chips incorporating our licensed technology for its Gamecube consoles in the fourth quarter of 2003.

In the three months ended September 30, 2004, product revenue decreased to $76,000 from $511,000 in the same period of 2003. Product revenue represented 4% of total revenue in the third quarter of 2004, compared to 15% in the same period in 2003 as we announced that we would no longer be selling memory chip products. We have approximately $37,000 of product revenue from the products shipped from the inventory previously written off for the three months ended 2004. As of the end of the third quarter, we had no remaining product inventory and do not anticipate acquiring additional inventory.  Accordingly, we will not have significant product sales in the future.

A small number of customers continue to account for a significant percentage of our total revenue. For the third quarter ended September 30, 2004, our three largest customers, NEC, Marvel and Sony represented 33%, 14% and 12% of total revenue, respectively. For the third quarter ended September 30, 2003, our three largest customers, Sony, Marvel and Motorola represented 28%, 11%, and 11% of total revenue, respectively. For information regarding revenues recorded by us in three months ended September 30, 2004 and 2003 from customers residing in the United States or residing in a foreign country, please refer to note 5, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars. For a discussion of certain risks related to our revenue concentration, please see “Risk Factors—We expect our revenue to be highly concentrated”.

Gross Profit.  Gross profit decreased to $1.4 million in the three months ended September 30, 2004 from $2.7 million in the same period of 2003 due to a decrease in licensing revenue. Gross profit as a percentage of total revenue increased to 81% in the third quarter of 2004 from 76% in the corresponding period of 2003 due to a higher proportion of royalty revenue, which has no associated costs. Licensing gross loss was (84%) in the third quarter of 2004 compared to gross profit of 67% in the same quarter of 2003 primarily due to recognition of a loss contract and revenue under some lower margin license projects during the third quarter of 2004.

Product gross loss as a percentage of product revenue was (13%) in the third quarter of 2004 compared to gross profit of 49% in the same quarter of 2003. This decline occurred mainly due to a charge to cost of sales for the write-off of remaining inventory of $74,000 in the third quarter of 2004.

Research and Development.  Research and development expense remained relatively constant at $2.2 million in the three months ended September 30, 2004 compared to $2.1 million in the same period of 2003.   We anticipate the same approximate level of research and development expenses for the foreseeable future.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $3.9 million in the third quarter of 2004 from $1.4 million in the same period of 2003 due primarily to $2.2 million of expenses related to the planned acquisition by Synopsys and litigation expenses related to the Synopsys and UniRAM Technology matters.

Interest and Other Income.  Interest and other income increased to $10.4 million in the third quarter of 2004 from $311,000 in the same period of 2003 due primarily to the recording of the $10 million termination fee previously tendered by Synopsys related to the aborted acquisition. In addition, interest income in the third quarter of 2004 was higher compared to the same period in 2003 due to higher interest rates in 2004.

Provision for Income Taxes.  The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  A provision for income taxes of $565,000 was recorded in the third quarter of 2004, which is an effective tax rate of 10% in the same period. A benefit for income taxes of $468,000 was recorded in the third quarter of 2003 due to a reduction in the annual effective income tax rate to 10% from 20% for 2003.

Nine Months Ended September 30, 2004 and 2003

Revenue.  Total revenue decreased to $9.6 million for the nine months ended September 30, 2004 from $15.9 million in the same period of 2003.  Licensing revenue decreased to $4.4 million in the first nine months of 2004 from $8.5 million in the same period of 2003 because of fewer new projects and delays in completing the verification stage for several existing projects. Licensing revenue was 46% of total revenue for the first nine months of 2004 compared to 53% in the corresponding period of 2003. In the nine months ended September 30, 2004, royalty revenue decreased to $4.3 million from $5.8 million in the same period of 2003, and represented 44% of total revenue, compared to 37% in the same period in 2003.  This decline in royalty revenue was primarily due to a decrease in royalties related to the production of Gamecube chips incorporating our 1T-SRAM technology in the first nine months of 2004 compared to the corresponding period of 2003. In the nine months ended September 30, 2004, royalty revenue from the production of Gamecube chips was $1.2 million compared to $2.1 million in the same period in 2003 as Nintendo purchased fewer chips incorporating our licensed technology for its Gamecube consoles during the first nine months of 2004. Royalty revenue from the production of Gamecube chips represented 13% of our total revenue in the first nine months of September 2004 and 2003.

Product revenue decreased to $919,000 in the first nine months of 2004 from $1.6 million in the same period of 2003.  Product revenue represented 10% of total revenue for the first nine months of 2004 and 2003. We have approximately $41,000 of product revenue from the products shipped from the inventory previously written off for nine months ended 2004.   In the second quarter of 2004, we notified customers of our decision to discontinue the sale of our memory chip products.

Gross Profit.  Gross profit decreased to $7.9 million in the first nine months of 2004 from $13.4 million in the corresponding period of 2003 primarily due to decreased licensing and royalty revenue. Gross profit as a percentage of total revenue decreased to 82% in the nine months of 2004 from 84% in the corresponding period of 2003 mainly due to the decline in royalty revenue, which has no associated costs. Licensing gross profit declined to 75% in the first nine months of 2004 from 82% in the same period of 2003 primarily due to recognition of revenue under some lower margin license projects during the first nine months of 2004.

Product gross margin as a percentage of product revenue decreased to 31% in the first nine months of 2004 compared to 39% in the corresponding period of 2003. This decline occurred mainly due to charges to cost of sales for the write-off of approximately $404,000 of inventory in the first nine months of 2004.

Research and Development.  Research and development expenses decreased to $6.3 million in the nine months ended September 30, 2004 from $6.5 million in the same period of 2003 mainly because more engineering expenses were allocated to cost of licensing revenue in the first nine months of 2004. We anticipate the same approximate level of research and development expenses for the foreseeable future.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $12.0 million in the first nine months of 2004 from $4.7 million in same period of 2003 due primarily to the accrual of $6.8 million of expenses related to the aborted acquisition by Synopsys and litigation expenses related to Synopsys and UniRAM Technology matters. After the end of the third quarter, we finalized the amount of Synopsys-related litigation expenses, which will result in a reduction of approximately $900,000 in operating expenses in the fourth quarter of 2004. We anticipate selling, general and administrative expenses to return approximately to our 2003 levels in future periods.

Interest and Other Income.  Interest and other income increased to $11.0 million in the first nine months of 2004 from

$1.5million in the same period of 2003 primarily due to recording of the $10 million termination fee previously tendered by Synopsys related to the aborted acquisition. In addition, interest income in the first nine months of 2004 was consistent with interest income in the corresponding period of 2003 due to the liquidation of short-term and long-term investments required in the planned acquisition by Synopsys in the second quarter of 2004 offset by higher interest rates in 2004.

Provision for Income Taxes. A provision for income taxes of $57,000 and $325,000 were recorded in the first nine months of 2004 and 2003, respectively.  The effective income tax rate was 10% for the nine months ended September 30, 2004 and 2003.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2004, we had cash and cash equivalents of $36.5 million, short-term investments of $21.4 million and long-term investments of $32.6 million resulting in a total balance of cash, equivalents, and long and short-term investments of $90.5 million. As of the same date, we had total working capital of $56.7 million. Our primary capital requirements are to fund working capital needs.

Net cash provided by operating activities was $6.1 million and $3.3 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by operating activities increased for the first nine months of 2004 resulted primarily due to reduced accounts receivables and higher accounts payable and accrued liabilities relating to litigation expenses, and the non-cash impact depreciation and amortization expense.  For the first nine months of 2003, net cash provided by operating activities increased primarily because of the non-cash impact depreciation and amortization, although this effect was lessened by lower deferred revenue from the recognition of licensing revenue during the same period.

Net cash provided by investing activities was approximately $9.5 million in the first nine months of 2004 and net cash used in investing activities was approximately $2.4 million in the first nine months in 2003. Net cash provided by investing activities for the first nine months of 2004 consisted primarily of investment transactions of short-term and long-term marketable securities of $9.8 million, net of proceeds from disposition and purchases of investment securities.  For the first nine months of 2003, net cash used in investing activities resulted primarily from purchases of short-term and long-term marketable securities of $2.0 million, net of proceeds from the disposition of investment securities.

Net cash used in financing activities was $1.2 million in the first nine months of 2004 and net cash provided by financing activities was $1.7 million for the same period of 2003. In the first nine months of 2004, the major financing use of cash was for the repurchase of 1.2 million shares of common stock for $4.7 million. We received proceeds in the amount of $3.5 million from the exercise of employee options to purchase common stock during the period. As of September 30, 2004, approximately $20.0 million remained available for repurchase of common stock under the existing repurchase authorization. After the settlement of our lawsuit with Synopsys on July 12, 2004, we deposited the $10.0 million termination fee tendered by Synopsys on April 16, 2004.  The termination fee exceeded our total cash expenditures for the aborted Synopsys acquisition transaction and subsequent litigation.

Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including—

•                                          level and timing of licensing and royalty revenues;

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

•                                          profitability of our business; and

•                                          litigation expenses.

We expect that existing cash, and equivalents, short-term and long-term investments along with our existing capital and cash generated from operations, if any, will be sufficient to meet our capital requirements for the foreseeable future. We expect that a licensing business such as ours generally will require less cash to support operations after multiple licensees begin to ship products and pay royalties.

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

Lease Commitments and Off Balance Sheet Financing

The following table identifies our contractual obligations as of September 30, 2004 that will impact our liquidity and cash flow in future periods:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Operating Lease Obligations	$2,046	$1,083	$737	$226	$—
Capital Lease Obligations	16	9	7	—	—

We did not have any unconditional purchase obligations as of September 30, 2004.

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

An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders as licensees of our technology. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our technology. If a high-profile industry participant adopts our technology for one or more of its products but fails to achieve success with those products, or unable to successfully implement our technology, other industry participants’ perception of our technology could be harmed. Any such event could reduce the number of future licenses of our technology. Likewise, were a market leader to adopt and achieve success with a competing technology, our reputation and licensing program could be harmed.

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

We anticipate difficulty in accurately predicting the timing and amounts of revenue generated from licensing our 1T-SRAM technologies. The establishment of a business relationship with a potential licensee is a lengthy process, generally taking from three to nine months, and sometimes longer during slower periods in our industry. Following the establishment of the relationship, the negotiation of licensing terms can be time-consuming, and a potential licensee may require an extended evaluation and testing period.

Once a license agreement has been executed, the timing and amount of licensing and royalty revenue from our licensing business will remain difficult to predict. The completion of the licensees’ development projects and the commencement of production will be subject to the licensees’ efforts, development risks and other factors outside our control. Our royalty revenue will depend on such factors as success of the licensees’ project, the licensees’ production and shipment volumes, the timing of product shipments and when the licensees report to us the manufacture or sale of products that include our 1T-SRAM technologies. All of these factors will prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in operating results.

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

Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for SoC integrated circuits. SoC integrated circuits are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple integrated circuits to create a system-on-a-package. We cannot be certain that the market for SoC integrated circuits will continue to develop or grow at a rate sufficient to support our business.  If the market fails to grow or develops more slowly than expected, our business may suffer.

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

We might be unable to deliver our customized memory technology within an agreed technical specification in the time frame demanded by our licensees, which could damage our reputation, harm our ability to attract future licensees and impact operating results.

Our licenses require us to deliver a customized 1T-SRAM memory block or several blocks, within an agreed technical specification by a certain delivery timetable.  From time to time we experience delays in delivering our customized memory technology that meets the agreed technical specifications, which can result from slower engineering progress than we originally anticipated or there might be factors outside of our control, such as the customer's delay in completing verification of the customer's chip.  Such delays may affect the timing of recognition of revenues from a particular project and can adversely affect our operating results.

In addition, any failure to meet the time requirements as well as the agreed upon technical specifications of our customized memory technology could lead to the failure to collect or a delay in payment from our licensee, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results.

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

The negotiation and announcement of the offer and merger, the termination of the agreement and plan of merger and reorganization by Synopsys, and the uncertainty regarding our business pending the completion of the offer and merger and the termination by Synopsys, have had and likely will continue to have a number of negative effects on our business, including the following:

•                                          Our management was diverted from day-to-day business operations, which has led to a loss of revenues and market position; and may continue to adversely affect our business for the next several quarters;

•                                          Our business partners, including suppliers, distributors and licensors, may have adversely changed or terminated their relationships with us in response to the offer and its termination; and

•                                          Turnover in key management, sales and technical personnel associated with the proposed acquisition and its termination slowed our sales and marketing activity and led to a decline in business that is likely to adversely affect operating results for the next several quarters.

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

Our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2003, 2002 and 2001 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 33% and 0% of total revenue in the third quarter ended September 30, 2004 and 2003, respectively. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 13% of total revenue in the first nine months of 2004 and 2003. Moreover, Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences. Nintendo has publicly announced that sales of Gamecube units to date have been significantly less than its expectations when it launched this video game console. We cannot assure you that Nintendo’s sales of product incorporating our technology will increase beyond prior or current levels.

Furthermore, our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the third quarter ended September 30, 2004, our three largest customers, NEC, Marvel and Sony represented 33%, 14% and 12% of total revenue, respectively. For the third quarter ended September 30, 2003, our three largest customers, Sony, Marvel and Motorola represented 28%, 11%, and 11% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of September 30, 2004, two customers represented 92% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Anything that negatively affects the businesses of our licensees could negatively impact our revenue.

The timing and level of our licensing and royalty revenues are dependent on our licensees and the business environment in which they operate.  Licensing and royalty revenue are the largest source of our revenues; anything that negatively affects a significant licensee or group of licensees could negatively affect our results of operations and financial condition.  Many issues beyond our control influence the success of our licensees, including, for example, the highly competitive environment in which they operate, the strength of the markets for their products, their engineering capabilities and their financial and other resources

Likewise, we have no control over the product development, pricing and marketing strategies of our licensees, which directly affect the licensing of our technology and corresponding future royalties payable to us from our licensees.  Our royalty revenues are subject to our licensees’ ability to market, produce and ship products incorporating our technology.  A decline in sales of our licensees’ royalty-generating products for any reason would reduce our royalty revenue. In addition, seasonal and other fluctuations in demand for our licensees’ products could cause our operating results to fluctuate, which could cause our stock price to fall.

Our embedded memory technology is unique and the occurrence of manufacturing difficulties or low production yields could hinder market acceptance of our technology and reduce future revenue.

Complex technologies like ours could be adversely affected by difficulties in adapting our 1T-SRAM technologies to our licensees’ product design or to the manufacturing process technology of a particular foundry or semiconductor manufacturer.  Any decrease in manufacturing yields of integrated circuits utilizing our technology could impede the acceptance of our technology in the industry. The discovery of defects or problems regarding the reliability, quality or compatibility of our technology could require significant expenditures and resources to fix, significantly delay or hinder market acceptance of our technology, reduce anticipated revenues and damage our reputation.

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

•              implement our technology at future manufacturing process generation; and

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

We expect to incur substantial expenses litigating the matter during the fourth quarter of 2004, at least, and potentially for the foreseeable future.  In addition, although we expect to prevail in the lawsuit, if we do not, we may be required to pay substantial damages and/or the attorneys’ fees and expenses of the other party, as well as our own.  Any such damages and/or expenses could adversely affect our results of operation and cause net losses for the periods in which we record them.

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

Part of our marketing strategy relies upon our relationships and agreements with semiconductor foundries, such as TSMC, UMC, Chartered, and Semiconductor Manufacturing International Corporation among others. These foundries have existing relationships, and continually seek new relationships, with companies in the markets we target, and have agreed to utilize these relationships to introduce our technology to potential licensees. If we fail to maintain and expand our current relationships with these foundries, we might fail to achieve anticipated growth.  Our relationship with these foundries is not exclusive, and they are free to promote or develop other embedded memory technologies, including their own. The foundries’ promotions of alternative technologies reduce the size of our potential market and may adversely affect our revenues and operating results.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of September 30, 2004, we held 73 patents in the United States, which expire at various times from 2011 to 2023, and 38 corresponding foreign patents. In addition, as of September 30, 2004, we had seven patent applications pending in the United States and 22 pending foreign applications, and had received notice of allowance of four patent applications pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

The size of our company has increased substantially over the past three years, as we grew from 43 employees in January 2001 to 85 employees in September 2004. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to—

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

We cannot assure you that there will continue to be an active trading market for our common stock. Recently, the stock market, as well as our common stock, has experienced significant price and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline.  In April 2004, we announced that our board of directors had authorized the repurchase of up to $25 million of our common stock from time to time over the succeeding 12 months.  To date we repurchased approximately $4.7 million or 1.2 million of our common stock. Any such repurchases could impact the price of our common stock and increase volatility.

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

Failure to achieve and maintain effective internal controls in compliance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act will require us to include an internal control report of management in its Annual Report on Form 10-K for fiscal 2004.  We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may not complete all necessary procedures and we may identify deficiencies, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.

If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations. The portfolio dollar-weighted average maturity of these investments is within twelve months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $79.9 million as of September 30, 2004, and earn an average interest rate of approximately 2.01% during the third quarter of 2004, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

ITEM 4. Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of September 30, 2004 that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our reports filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to MoSys’ management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

Stock Repurchase Plan.

On April 19, 2004, we announced that our board of directors authorized us to purchase up to $25 million of our common stock over the next 12 months.  The share repurchases may be made, from time to time in the open market subject to market conditions and other factors, such as our belief that the repurchase will be beneficial to stockholders.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.  To date, we have repurchased 1,182,000 shares of our common stock at a cost of approximately $4.7 million, all in the third quarter of 2004.

Our stock repurchases under the above plan are summarized below (in thousands except for share values):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Purchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet Be Purchased Under Plan
April 19, 2004 –July 31, 2004	—	$—	$—	$25,000
August 1, 2004 – August 31, 2004	1,117	$3.93	$4,386	$20,614
September 1, 2004 – September 30, 2004	65	$4.11	$267	$20,347

Total	1,182	$3.94	$4,653

ITEM 5.   Other Information

In August 2004, Andre Hassan, our Vice President and General Manager – Discrete Products, resigned to pursue a new career opportunity.

Effective September 8, 2004, Karen Lamar joined us in the position of Vice President of Sales and Marketing.

ITEM 6.   Exhibits

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2004

/s/ Mark Voll
Vice President, Finance and Administration
Chief Financial Officer and Secretary
(Duly Authorized and Principal Accounting Officer)