Form 10-K
period 2004-12-31
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2005-03-16
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2004, or

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2004 was approximately $167,923,000 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of February 23, 2005, 30,456,212 shares of the registrant’s common stock, $0.01 per value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans”, “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item1, “Business—Risk Factors,” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

MoSys®, MultiBank® and 1T-SRAM® are our trademarks. Product names, trade names and trademarks of other companies are also referred to in this report.

Item 1. Business

Company Overview

We design, develop, license and market memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a series of patented semiconductor memory technologies, called 1T- SRAM technologies, that offer a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits. We generate revenue from intellectual property licensing, which consists of licensing and royalty revenues. We have in the past also sold memory chips based on our 1T-SRAM technologies.

Using elements of our existing memory technology as a foundation, we completed development of our first memory chips incorporating our 1T-SRAM technologies in the fourth quarter of 1998. Through the second quarter of 2001, almost all of our revenue was generated by product sales of our memory chips. Since then, however, licensing and royalty revenues have represented the majority of our revenues. Our licensing revenue consists of fees paid for engineering development and engineering support services. We are entitled to receive royalties under each of our licensing agreements when our licensees manufacture or sell products that incorporate our technology.

We signed our first license agreement related to our 1T-SRAM technology at the end of the fourth quarter of 1998 and first recognized revenue from licensing our 1T-SRAM technology in the first quarter of 2000. In 2001, we introduced enhancements to the original technology with 1T-SRAM-M, a lower power version and 1T-SRAM-R, a version offering improved quality and reliability features. In 2002, we introduced 1T-SRAM-Q, which offers twice the density of our original technology.

As of December 31, 2004, we had signed license agreements related to our 1T-SRAM technologies with 48 companies. Our licensing sales cycle is lengthy. Generally, we expect the period from our initial discussion with a prospective licensee to a signed agreement to last from three to six months. Once our customer signs a license agreement, we generally will recognize revenue from fees for developing and delivering 1T-SRAM designs to the customer over a period of 6 to 18 months. If the customer subsequently uses our 1T-SRAM design in production, we would not expect to receive any royalty payments until 18 to 24 months after the commencement of the project.

To complement our existing high-density, low-power 1T-SRAM technologies, we announced the availability of our low power 6T-SRAM-R compilers in early 2004. The 6T-SRAM-R compilers incorporate the same technologies that deliver the quality and low-power advantages offered by our

1T-SRAM technologies for large memories and can extend these benefits to small memories of less than one megabit in size, for system-on-chip, or SoC designers. To date we have not licensed these compilers to any customers.

In 2004, we phased out of selling our proprietary IT-SRAM memory chips. Currently, our product sales consist of selling existing inventory. We do not expect to make and sell memory chips in the future.

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

To avoid the high cost of substantial redesign, semiconductor companies typically use technology that is scalable, which means it can be readily incorporated into multiple generations of manufacturing process technologies. Process technology generations are distinguished in terms of the dimension of the integrated circuit’s smallest topographical features, as measured in microns (one millionth of a meter). The semiconductor industry has continuously developed advanced process technologies that enable the reduction of silicon area on integrated circuits and consequently lower costs. The industry is predominantly using 0.25-micron, 0.18-micron and 0.15-micron manufacturing process technology. However, current designs are now being implemented in 0.13-micron and in 0.09-micron manufacturing process technologies.

Importance of Integration

For decades, the semiconductor industry has continuously increased the value of integrated circuits by improving their density, power consumption, speed and cost. The main driver for these improvements has been the success of shrinking the size of the basic semiconductor building block, or transistor. Transistors have become small enough to make it economical to combine multiple functions, such as microprocessors, graphics, memory, analog components and digital signal processors, on a single integrated circuit, or System-on-Chip (SoC). Highly integrated circuits such as SoCs often offer advantages in density, power consumption, speed and cost that cannot be matched using separate, discrete integrated circuits. SoCs are essential for most electronic products, such as cellular phones, video game consoles, portable media players, communication and networking equipment and internet appliances, to achieve increasing performance requirements at a reasonable cost.

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

The high cost of incorporating the memory component represents a major challenge to achieving high levels of integration. As embedded memories account for an increasing percentage of the size of a highly integrated circuit, they are often the slowest or limiting function in the circuit. Not only must integrated circuits contain a larger amount of embedded memory, this memory must be dense enough to be economically attractive and must offer sufficiently high speed and low power consumption. In many applications, embedded memory has become a crucial design consideration for determining the overall cost and performance of highly integrated circuits and the growing number of electronic products in which they are incorporated.

Traditional SRAM

The most common form of embedded memory today utilizes traditional static random access memory, or SRAM technology, that we refer to as traditional SRAM. This technology is in the public domain and can be used by any semiconductor company. Traditional SRAM has the following characteristics—

•       it can operate at the same high speeds as other functions of the integrated circuit;

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

Parameters	Typical Characteristics of 1T-SRAM technologies vs. traditional SRAM
Density	Uses 50% to 75% less silicon for the same amount of memory
Cost	50 to 70% less cost for the same amount of memory
Power	Can save up to three-quarters the power when operating at the same speed
Speed	Can provide speeds equal to or greater than those offered by traditional SRAM, especially for larger memory sizes

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

Low Power Consumption

Embedded memory utilizing our 1T-SRAM technologies can consume as little as one-quarter the power and generates less heat than traditional SRAM when operating at the same speed. This feature facilitates longer battery life, reduces system level cooling costs and enables reliable operation using lower-cost packaging.

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

Manufacturing Process Independence

We have been able to implement our technology without requiring the manufacturer to make any significant changes to either standard logic or alternative manufacturing processes. 1T-SRAM’s portability, or the ease with which it can be implemented in different semiconductor manufacturing facilities, has been proven operational in the fabrication of chips at Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, United Microelectronics Corporation, or UMC, Chartered Semiconductor Manufacturing Ltd., or Chartered and Semiconductor Manufacturing International Corporation or SMIC, the world’s largest independent foundries. 1T-SRAM’s scalability, or the ease with which it can be implemented in different generations of manufacturing processes, has already been demonstrated in the fabrication of chips in 0.25-micron, 0.18-micron, 0.15-micron, 0.13-micron and 0.09-micron process generations, without extensive modifications. We expect our technology to continue to scale readily to future process generations. This portability and scalability provides for wide availability, inexpensive implementation and quick product time to market for our licensees.

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

Target Large and Growing Markets

We target the large and growing market for system-on-a-chip applications requiring large embedded memories, which are in excess of one megabyte. Our 1T-SRAM technologies that offer chip designers improved performance in embedded memories thus optimizing the cost and performance of the SoC.

Although our 1T-SRAM technologies are applicable to many markets, we presently focus on the rapidly growing consumer electronics and communications sectors. These sectors increasingly require embedded memory solutions with higher density, lower power consumption, higher speeds and lower cost. We also will focus over the longer term on other markets that are projected to achieve strong, long-term growth.

Work Closely with Semiconductor Companies and Foundries to Deliver Optimal Technology Solutions

We work closely with semiconductor companies to gain broad and detailed insight into their own and their customers’ current and next-generation technology requirements. This insight helps us identify trends and focus our development efforts on optimizing our technology solution, resulting in shorter product time to market and lower costs. We plan to continue to qualify and license our technology with the leading foundries to help us understand changing market requirements and to obtain access to advance manufacturing processes.

Extend our Technology Offerings

Our goal is to continue to enhance our 1T-SRAM technologies and increase our share of the embedded memory market. We will continue to develop our technology in order to offer even higher-density, lower-power consumption, higher-speed and lower-cost designs for our licensees. As such, we continue to invest heavily in research to develop more advanced memory technologies. Since the introduction of 1T-SRAM in 1998, we have introduced and currently offer the following improved versions of the technology:

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

In addition, we have developed new generations of our 1T-SRAM technologies, most recently in the 0.09-micron manufacturing process. We intend to continue to develop our technologies for future process generations.

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

We form product development and licensing relationships directly with semiconductor companies and electronic product manufacturers. Generally, we require the prospective licensee to identify one or more specific projects for the use of our technology. The prospective licensee’s implementation of our 1T-SRAM technologies typically includes customized development. Usually, these relationships involve both engineering work to implement our technology in the specified product and licensing the technology for manufacture and sale of the product. Although the precise terms contained in our 1T-SRAM macro development and license agreements vary, every agreement provides for the payment of contract fees to us at the beginning of the contract and the joint development of specifications and initial product design and engineering. The agreements usually provide for payment of contract fees to us upon the achievement of specified development milestones. The vast majority of our contracts allow billing between milestones based on work performed. Typically under our agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting us in completing the final milestone, and if we perform the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. The agreements also often provide for the payment of additional contract fees if we provide engineering or manufacturing support services related to the manufacture of the product. Provisions in all of our license agreements require the payment of royalties to us based on the future sale or manufacture of products utilizing our 1T-SRAM technologies. Generally, our licenses grant rights on a nonexclusive, nontransferable basis, limited to the use of our technology as modified for the project covered by the license agreement or amendment. Our license agreements generally have a fixed five-year term and are subject to renewal. Each new project requires a separate agreement or an addendum to modify an existing agreement.

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

Joint Marketing Arrangement

We have formed joint marketing relationships with dedicated foundries such as TSMC, UMC Chartered and SMIC. These foundries have cooperated with us to prove the manufacturability of integrated circuits utilizing our 1T-SRAM technologies in their particular manufacturing process. Once manufacturability has been proven, the foundries can then offer their manufacturing services to our licensees, and their integrated circuit device customers can fabricate integrated circuits incorporating our 1T-SRAM technologies.

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

Memory Compilers

In 2004, we introduced our 6T-SRAM-R memory compilers to offer our customers a low power alternative to traditional embedded six-transistor SRAM in applications requiring smaller memory sizes. We plan to offer future compiler products on advanced generations of manufacturing processes.

Our compilers are offered on a per use basis or under an unlimited use license for fees ranging from ten of thousands of dollars to several hundred thousands of dollars. As with all of our technologies, the licensee is obligated to pay us royalties for products manufactured or sold utilizing our technologies.

Technology Licenses

We have licensed our technologies to the two leading foundries; TSMC and UMC. Increasingly, these foundries are now providing design services and third-party intellectual property directly to their customers. Under our technology license agreements with them, both TSMC and UMC have acquired a right to offer as part of their design services, 1T-SRAM designs that they create for their customers. These agreements require them to pay us licensing and development fees, as well as royalties on silicon wafers manufactured by them that incorporate our licensed technology and a percentage of the design fees that they charge their customers for providing our technology.

We also offer our technologies to leading integrated device manufacturers or, IDMs. Under our technology license agreement with Fujitsu Limited, which is our first IDM technology licensee, we have granted Fujitsu a worldwide non-exclusive, non-transferable right to offer its own implementation of our 1T-SRAM technologies directly to its customers along with its own design and manufacturing services. Fujitsu has agreed to pay us a license fee for our services in porting our 1T-SRAM technologies to Fujitsu’s manufacturing process. Fujitsu also is obligated to pay us fees for technical support for the first year, and for each additional year thereafter if it requests such support. Further, we will be entitled to receive royalties on all integrated circuits incorporating our licensed technologies that are sold by Fujitsu and its subsidiaries.

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

Advanced Manufacturing Processes

We have continued to implement our 1T-SRAM technologies on advanced generations of manufacturing processes. As a result, our licensees are able to implement integrated circuits incorporating 1T-SRAM embedded memories on the highest performance manufacturing processes available. The chart below illustrates a sampling of test chips we have produced made in initially implementing and verifying 1T-SRAM technologies on the latest generations of manufacturing processes nodes. The processes with the smaller micron dimensions have higher random access speeds and typically enable larger capacity memories.

Process Generation	0.18-micron	0.15-micron	0.13-micron	0.09-micron
Date of 1T-SRAM Verification	January 2000	May 2000	April 2001	January 2003
Typical Memory	1-32	1-48	1-64	1-64
Capacity	megabits	megabits	megabits	megabits
Random Access Speed	100-250 MHz	100-250 MHz	100-400 MHz	100-450 MHz

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

As of December 31, 2004, we employed 48 engineers, representing 70% of our employees, with specific expertise in circuit design, layout and a variety of manufacturing processes. Effective November 10, 2004, we closed the ATMOS’ research and development facility and terminated the employment of approximately 20 employees in ATMOS. We have a design center in Seoul, South Korea where nine of our engineers reside. For the years ended December 31, 2004, 2003, and 2002, research and development expenditures totaled approximately $8.1 million, $8.6 million, and $6.6 million, respectively.

Sales and Marketing

As of December 31, 2004, we had a staff of 10 sales and marketing executives managing our technology licensing activities. We have six sales and marketing personnel in U.S. who are responsible for licensing activities in North America and Asia. One is located in Sophia-Antipolis, France and is responsible for licensing activities in Europe and the Middle East. Three sales and marketing personnel are located in Yokohama, Japan and are responsible for licensing activities in Japan. This group manages the negotiation of license agreements, provides technical support during the sales cycle to licensees and administers the contracts. As we have multiple sales channels through our relationships with semiconductor companies, foundries, intellectual property companies and design companies, we do not believe that we require a large internal sales force. Our marketing and promotional activities include participation in industry trade shows, distribution of collateral marketing material, publication of articles in trade journals and publicizing our licensing activities and technology achievements. We also provide presentations and working sessions with the senior technical and business staff of prospective customers.

We are expanding our worldwide sales and market presence through the addition of channel sales representatives to augment our current direct sales personnel, increase sales coverage and provide better support for customers throughout the world. Qualified independent sales representatives can address regional customer requirements and needs where direct sales activities are not practical, or are too costly. We have appointed independent sales representative in Israel, Taiwan and China. Independent sales representatives receive commissions based on license fees generated from projects with their customers for our technologies, thus limiting the upfront fixed cost and providing a cost effective solution to broaden our sales coverage.

Intellectual Property

We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights. As of December 31, 2004, we held 75 U.S. patents on various aspects of our technology, with expiration dates ranging from 2011 to 2023. These 75 patents include claims relating to multibank partitioning, 1T-SRAM internal operation and circuit techniques, high-speed operation techniques, 1T-SRAM refresh management techniques and the interface of embedded 1T-SRAM storage cells in logic processes. We currently have eight pending U.S. patent applications, and have received notices of allowance with respect to two of these applications. We also hold 37 foreign patents with expiration dates ranging from 2012 to 2022, and we have 21 pending foreign patent applications. There can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us, or that we will be able to enforce our patents against infringement.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Our licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights owned by others. For example, on March 31, 2004, we were sued by UniRAM Technology, Inc. in United States District Court for the Northern District of California based on claims of patent infringement and misappropriation of trade secrets that were allegedly disclosed by UniRAM to TSMC, which allegedly improperly provided them to us. In addition, litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and there can be no assurance that we would prevail in any future litigation. Any such litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, the laws of certain foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of our intellectual property.

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

We believe that our 1T-SRAM technologies offer a high degree of overall performance improvement over traditional SRAM. Semiconductor companies may satisfy their embedded memory needs through traditional SRAM and embedded DRAM. Traditional SRAM relies on publicly available process technology and circuit designs, which semiconductor companies can build internally or acquire through a license from a third party provider, without paying a royalty to us. This is currently the preferred choice for embedded memory solutions in SoCs. Companies providing traditional SRAM embedded memories include Artisan Components and Virage Logic. Embedded DRAM is primarily offered by current or former DRAM suppliers, who utilize their own manufacturing process to compete in the semiconductor foundry business. Suppliers of embedded DRAM include substantial competitors such as Toshiba Ltd. and IBM, among others. Although each of these two embedded DRAM suppliers has experienced some success in obtaining new customers for its technology, we believe that many semiconductor companies using embedded memory may prefer to license our technology instead of implementing either of these alternatives because of 1T-SRAM’s overall advantages.

Not all embedded memory applications benefit sufficiently from technological advantages offered by our 1T-SRAM technologies to justify the increased cost to the licensee, however. Our licensees and prospective licensees can meet their current needs for embedded memory using other memory solutions with different cost and performance parameters. For example, our technologies are not suitable for replacing lower-cost traditional DRAM memory chips if higher access speed is unnecessary. In addition, alternative solutions may be more cost-effective for memory block sizes of less than 1 megabit, or applications in which the embedded memory portion is less than 20% of the total chip area. To provide a technology offering for these uses, however, in January 2004 we introduced our 6T-SRAM-R memory compilers which incorporate the same quality and low-power advantages available in our 1T-SRAM technologies and extend these benefits to the small memories in customers’ chip designs. Both Artisan Components and Virage Logic license their traditional SRAM embedded memories thorough the sale of compilers.

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

Employees

As of December 31, 2004, we had 69 full-time employees, consisting of 48 in research and development and engineering, 10 in sales and marketing and 11 in finance and administration. We believe our future success will depend, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for whom competition is intense. Our employees are not represented by any collective bargaining unit, and we have not experienced any work stoppage. We believe that our employee relations are good.

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

We rely on third-party foundries to manufacture our silicon test chips, to provide references to their customers and to assist us in the focus of our research and development activities. If we are unable to maintain our existing relationships with these foundries or enter into new relationships with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop new technologies will be hampered. We would then be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

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

Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for SoC integrated circuits, particularly those requiring embedded memory sizes of one megabit or more.  In addition, our ability to achieve design wins with customers is dependent upon the growth of embedded memories required in SoCs. SoCs are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple integrated circuits to create a system-on-a-package.

We cannot be certain that the market for SoCs will continue to develop or grow at a rate sufficient to support our business.   SoC providers depend on the demand for products requiring SoCs such as cellular phones, game consoles, PDAs, digital cameras, DVD players and digital media players to name a few. The demand for such products is uncertain and difficult to predict and depends on factors beyond our control. If the market fails to grow or develops more slowly than expected, our business may suffer.

The semiconductor industry is cyclical in nature and subject to periodic downturns, which can negatively affect our revenue.

The semiconductor industry is cyclical and experienced a pronounced downturn in recent years. To respond to any downturn, many semiconductor manufacturers and their customers will slow their research and development activities, cancel or delay new product developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies. As a result, our business has been in the past and could be adversely affected in the future from a downturn that could negatively impact our future revenue and profitability. The cyclical nature of the semiconductor industry may cause our operating results to fluctuate significantly from year-to-year, which also may tend to increase the volatility of the price of our common stock.

We might be unable to deliver our customized memory technology within an agreed technical specification in the time frame demanded by our licensees, which could damage our reputation, harm our ability to attract future licensees and impact operating results.

Our licenses require us to deliver a customized 1T-SRAM memory block or several blocks, within an agreed technical specification by a certain delivery timetable. This requires us to furnish a specific design for each customer, which can make the development schedule difficult to predict and involves extensive interaction with our customers’ engineers. From time to time we experience delays in delivering our customized memory technology that meets the agreed technical specifications, which can result from slower engineering progress than we originally anticipated or there might be factors outside of our control, such as the customer’s delay in completing verification of the its chip. Such delays may affect the timing of recognition of revenues from a particular project and can adversely affect our operating results.

In addition, any failure to meet the time requirements as well as the agreed upon technical specifications of our customized memory technology could lead to the failure to collect or a delay in payment from our licensee, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results. In addition, a customer may assert that we are responsible for delays and cost overruns and demand reimbursement for some of its costs. In 2004, we reduced revenue by $450,000 for a reimbursement given to a customer for excess verification costs incurred by the customer.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2004, our three largest customers, NEC, Fujitsu and Marvel represented 19%, 17% and 11% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Furthermore, our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2004, 2003 and 2002 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 15%, 11% and 41% of total revenue in the 2004, 2003 and 2002, respectively. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot assure you that Nintendo’s sales of product incorporating our technology will increase beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2004, three customers represented 74% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

Part of our marketing strategy relies upon our relationships and agreements with semiconductor foundries, such as TSMC, UMC, Chartered, and SMIC among others. These foundries have existing relationships, and continually seek new relationships, with companies in the markets we target, and have agreed to utilize these relationships to introduce our technology to potential licensees. If we fail to maintain and expand our current relationships with these foundries, we might fail to achieve anticipated growth. Our relationship with these foundries is not exclusive, and they are free to promote or develop other embedded memory technologies, including their own. The foundries’ promotions of alternative technologies reduce the size of our potential market and may adversely affect our revenues and operating results.

Additionally, we rely on third-party foundries to manufacture our silicon test chips, to provide references to their customers and to assist us in the focus of our research and development activities. If we are unable to maintain our existing relationships with these foundries or enter into new relationships with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop new technologies will be hampered. We would then be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

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

There exists significant competition in the market for embedded memory technologies. Our licensees and prospective licensees can meet their need for embedded memory by using traditional memory solutions with different cost and performance parameters, which they may internally develop or acquire from third party vendors. In the past two years, the demand for applications for which our 1T-SRAM technologies provide distinct advantages has not experienced significant growth. If alternative technologies are developed that provide comparable system performance at lower cost than our 1T-SRAM technologies for certain applications and/or do not require the payment of comparable royalties, or if the industry generally demonstrates a preference for applications for which our 1T-SRAM technologies do not offer significant advantages, our ability to realize revenue from our 1T-SRAM technologies could be impaired.

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

We expect to incur substantial expenses litigating the matter during 2005, at least, and potentially thereafter but much lower than our 2004 legal fees, which pertained primarily to our litigation with Synopsys. In addition, although we expect to prevail in the lawsuit, if we do not, we may be required to pay substantial damages and/or the attorneys’ fees and expenses of the other party, as well as our own. Any such damages and/or expenses could adversely affect our results of operation and cause net losses for the periods in which we record them.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2004, we held 75 patents in the United States, which expire at various times from 2011 to 2023, and 37 corresponding foreign patents. In addition, as of December 31, 2004, we had eight patent applications pending in the United States and 21 pending foreign applications, and had received notice of allowance of two patent applications pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

The size of our company has increased substantially as we grew from 43 employees in January 2001 to 69 employees in December 2004. We expect to increase the size of our engineering and sales staffs substantially in 2005. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to—

•       implement and manage new marketing channels to penetrate different and broader markets for our 1T-SRAM technologies;

•       manage an increasing number of complex relationships with licensees and co-marketers and their customers and other third parties;

•       expand our capabilities to deliver our technologies to our customers;

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

Our business has been dependent to a significant degree upon the services of a small number of executive officers and technical employees, including Dr. Wingyu Leung, our Executive Vice President and Chief Technical Officer. The loss of his services could negatively impact our technology development efforts and our ability to perform our existing agreements and obtain new customers. We generally have not entered into employment or non-competition agreements with any of our employees and do not maintain key-man life insurance on the lives of any of our key personnel.

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

We have adopted a stockholder rights plan, which entitles our stockholders to rights to acquire additional shares of our common stock generally when a third party acquires 15% of our common stock or commences or announces its intent to commence a tender offer for at least 15% of our common stock. In 2004, we amended our stockholder rights plan twice; once, in connection with the proposed acquisition of corporation by Synopsys, Inc, and a second time to permit the acquisition of shares representing more than 15% of our common stock by a brokerage firm that manages independent customer accounts and generally does not have any discretionary voting power with respect to such shares. Notwithstanding amendments of this nature, our intention is to maintain and enforce the terms of this plan, which could delay, deter or prevent an investor from acquiring us in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors and their affiliates or non-affiliate related entities, in the aggregate, beneficially own approximately 16% of our common stock. These stockholders acting together have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise involve the payment of a premium for your shares of our common stock.

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

In connection with our 2004 year-end financial statement audit, we tested and evaluated our internal control over financial reporting to assess their effectiveness as required under Section 404 of the Sarbanes-Oxley Act of 2002. Based on our assessment, we identified two material weaknesses for ineffective controls over the preparation and review of account reconciliations and application of our revenue recognition policy. As a result of these ineffective controls, adjustments were recorded in the fourth quarter of 2004 to correct the identified errors. Because of material weaknesses identified, we have concluded that our internal controls over financial reporting are ineffective as of December 31, 2004.

Despite the significant expense, time, and effort being expended on our efforts to remediate our internal controls, there is no assurance that we will be able to prevent additional errors, or that we will be able to successfully remediate the significant deficiencies or material weaknesses in our internal controls. Potential consequences of a failure to remediate such significant deficiencies and material weaknesses could include, among other things: enforcement action against us by the SEC or other federal or state regulatory agency, lawsuits by private plaintiffs, adverse reaction by investors and potential investors, and harm to our reputation in the business and financial community. If any of our internal control significant deficiencies or material weaknesses are not adequately addressed, we could continue to experience accounting errors that could result in misstatements of our results of operations, restatements of our financial statements, loss of confidence in us as a company, a decline in our stock price, or otherwise adversely affect our business, reputation and results of operations.

Executive Officers

The names of the Company’s executive officers as of December 31, 2004 and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Wingyu Leung	50	Executive Vice President, Chief Technical Officer and Director
Mark Voll	50	Vice President, Finance & Administration, Chief Financial Officer and Secretary
		Interim Chief Executive Officer
Karen Lamar	43	Vice President Sales and Marketing

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

Mark Voll.   Effective on December 30, 2004, our board of directors authorized Mr. Voll to serve as interim Chief Executive Officer and report directly to the board. Mr. Voll has served as our Vice President of Finance and Administration and Chief Financial Officer since June 2002. Mr. Voll previously held the same position with us from March 1998 to June 2000. From June 2000 to May 2002, Mr. Voll served as the Chief Financial Officer for Axis Systems, Inc., a developer of semiconductor verification tools. Mr. Voll holds a B.S. in business administration from Providence College.

Karen Lamar.   Ms. Lamar became our Vice President of Sales and Marketing on September 8, 2004. Ms. Lamar held the position of Vice President of Sales at SuperH, a semiconductor intellectual property licensing company that is a joint venture between Renesas Technology and ST Microelectronics from June 2003 to August 2004. From September 2000 to June 2003, Ms. Lamar held the position of Vice President of Worldwide Strategic Account Sales at Arc International. Ms. Lamar held the position of Senior Partner Manager at Advanced RISC Machines (ARM) and was responsible for negotiating licensing transaction with strategic customers from May 1999 to September 2000. Ms. Lamar holds a B.S. in Biology and a M.S. in Electrical Engineering from Boston University.

Item 2. Properties

Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in Sunnyvale, California. We currently occupy approximately 19,500 square feet of space in the Sunnyvale facility, the lease for which extends through June 2005. We hold an option to extend our lease for three additional years. We have leased approximately 19,000 square feet of space in Ontario, Canada for our research and development facility. The lease expires at the end of April 2008. In connection with the closure of ATMOS’ operation, we are attempting to sublease this facility. We have leased approximately 1,400 square feet of space in Seoul, South Korea for our engineering design center. The lease expires at the end of April 2005. Additionally, we have leased approximately 1,340 square feet of space in Yokohama, Japan and 140 square feet of space in Sophia-Antipolis, France for our sales and marketing offices. These leases expire at the end of November 2006 and March 2005, respectively. We believe that our existing facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

On March 31, 2004, UniRAM Technology, Inc. filed a complaint against us in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. UniRAM’s complaint asserts that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and speculated that we improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner. Subsequent to March 31, 2004, UniRAM amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims for one of the two patents identified in the initial complaint. We believe that UniRAM’s complaint lacks merit and intend to vigorously defend against it.

From time to time we may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources.

Item 4. Submission of Matters to a Vote of Security Holders

(a)          The Annual Meeting of Stockholders of Monolithic System Technology, Inc. was held at 9:30 a.m. Pacific Daylight Time, on November 11, 2004 at our corporate headquarters located at 1020 Stewart Drive, Sunnyvale, California 94085.

The three proposals presented at the meeting were:

1.                 To elect six members of the Board of Directors to hold office until the next Annual Meeting of Stockholders.

2.                 To approval of the Amended and Restated 2000 Stock Option Plan and Equity Incentive Plan, including approval of its material terms of such Plan and the performance goals thereunder for purposes of Internal Revenue Code Section 162(m).

3.                 To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2004.

(b)         Each of the six individuals nominated to serve as a member of the Board of Directors was elected to hold office until the next Annual Meeting of Stockholders and received the number of votes set forth below:

	For	Withhold
Fu-Chieh Hsu	26,644,524	1,380,918
Wingyu Leung	26,647,609	1,377,833
Carl E. Berg	26,345,774	1,679,668
Tommy Eng	26,677,074	1,348,368
James D. Kupec	26,351,560	1,673,882
Chi-Ping Hsu	26,351,560	1,673,882

There were no abstentions or broker non-votes.

(c)          The Company’s Amended and Restated 2000 Stock Option Plan and Equity Incentive Plan were approved by the votes set forth below:

For	Against	Abstain	Broker Non Vote
13,837,325	1,568,600	10,225	12,609,292

(d)         The ratification of the appointment of the accounting firm of Ernst & Young LLP as the Company’s independent registered accounting firm for the year ended December 31, 2004 was approved by the votes set forth below:

For	Against	Abstain
27,891,625	105,376	28,441

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the NASDAQ National Market under the symbol MOSY. The following table sets forth the range of high and low sales prices of our common stock for each period indicated.

Quarter ended	High	Low
December 31, 2004	$6.66	$4.07
September 30, 2004	$8.30	$3.67
June 30, 2004	$13.45	$6.45
March 31, 2004	$13.40	$6.90
December 31, 2003	$9.05	$6.64
September 30, 2003	$13.12	$8.10
June 30, 2003	$9.40	$5.70
March 31, 2003	$12.64	$5.35

We had 44 shareholders of record as of February 23, 2005. We have not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

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

Our stock repurchases under the above plan are summarized below (in thousands except for share values):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Purchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet Be Purchased Under Plan
April 19, 2004 – July 31, 2004	—	$—	$—	$25,000
August 1, 2004 – August 31, 2004	1,117	3.93	4,386	20,614
September 1, 2004 – September 30, 2004	65	4.11	267	20,347
October 1, 2004 – December 31, 2004	—	—	—	20,347
Total	1,182	$3.94	$4,653

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Net revenue:
Product	$952	$1,904	$2,924	$12,991	$12,893
Licensing	4,544	10,418	10,523	6,053	1,440
Royalty	5,325	6,911	14,344	3,446	10
	10,821	19,233	27,791	22,490	14,343
Cost of net revenue:
Product	655	1,217	1,668	5,776	5,388
Licensing	1,613	1,970	1,730	633	517
	2,268	3,187	3,398	6,409	5,905
Gross profit	8,553	16,046	24,393	16,081	8,438
Operating expenses:
Research and development	8,096	8,741	6,926	5,201	3,915
Selling, general and administrative	13,331	6,432	5,266	5,340	4,034
Restructuring expense	585	—	—	—	—
Total operating expenses	22,012	15,173	12,192	10,541	7,949
Income (loss) from operations	(13,459)	873	12,201	5,540	489
Interest and other income	11,578	1,914	1,539	1,818	1,149
Income (loss) before provision for income taxes	(1,881)	2,787	13,740	7,358	1,638
Provision for income taxes	(26)	(279)	(1,373)	(367)	(308)
Net income (loss)	$(1,907)	$2,508	$12,367	$6,991	$1,330
Net income (loss) per share:
Basic	$(0.06)	$0.08	$0.41	$0.35	$0.13
Diluted	$(0.06)	$0.08	$0.40	$0.25	$0.05
Shares used in computing net income (loss) per share:
Basic	30,750	30,504	29,902	19,709	10,013
Diluted	30,750	30,998	31,275	28,390	25,624
Allocation of stock-based compensation to operating expenses:
Research and development	$44	$148	$340	$781	$574
Selling, general and administrative	24	311	316	654	511
	$68	$459	$656	$1,435	$1,085

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$62,349	$41,365	$68,433	$84,293	$23,397
Working capital	62,535	44,426	71,213	82,343	20,733
Total assets	104,582	106,892	103,090	89,596	29,798
Deferred revenue	501	506	1,779	3,418	5,973
Mandatorily redeemable convertible preferred stock	—	—	—	—	35,591
Stockholders’ equity (deficit)	100,408	103,511	98,697	84,104	(13,852)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Overview

We design, develop, license and market memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, such as SoCs. We have also sold memory chips based on our 1T-SRAM technologies. In the second quarter of 2004, we notified customers of our decision to discontinue the sale of our memory chip products.

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

We generate revenue from the licensing of our intellectual property, which consists of both licensing revenues and royalties. Our licensing revenue consists of fees paid for engineering development and engineering support services. Royalty revenues are earned under each of our licensing agreements when our licensees manufacture or sell products that incorporate any of our 1T-SRAM technologies and report the results to us.

As of December 31, 2004, we had signed license agreements related to our 1T-SRAM technologies with 48 companies, 13 of which have paid us royalties to date. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project.

During 2002, we purchased ATMOS Corporation, a semiconductor memory company focused on creating high-density, compiler-generated embedded memory solutions for SoC applications. Effective November 10, 2004, we closed the ATMOS research and development facility in Canada and terminated the employment of approximately 20 employees working there. Restructuring charges related to the closure of approximately $585,000 were included in the 2004 results.

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

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer that is embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the commencement of production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from one hundred thousand dollars to several million dollars per contract, depending on the scope and complexity of the development project, the licensee’s rights and licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow billing between milestones based on work performed. All license agreements entered into to date require us to meet performance specifications. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. Revenue is recognized when collectibility is probable. We use actual direct labor hours incurred to measure progress towards completion. If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $57,000, $1,106,000 and $693,000 as of December 31, 2004, 2003, and 2002, respectively.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our newer contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. In 2004, we recognized no licensing revenue from cancelled contracts compared to $759,000 in 2003 and $804,000 in 2002.

Royalties.   Each license agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our license agreements require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We recognize royalties from reports provided by the licensee that are received in the quarter immediately following the quarter during which the licensee has sold or manufactured products containing our technology.

As with our licensing revenues, the timing and level of royalties are difficult to predict. They depend on the licensee’s ability to market, produce and sell products incorporating our technology. Many of the products of our licensees that are currently subject to licenses from us are consumer products, such as electronic game consoles, for which demand can be seasonal and generally highest in the fourth quarter. We would report royalties from products sold in the fourth quarter in the first quarter of the following year. If a licensee holds excess inventory of products using our licensed technology, we are unlikely to report additional royalty revenue attributable to that product until the quarter after the licensee restarts production. For a discussion of factors that could contribute to the fluctuation of our revenues, see Part I “Business—Risk Factors—Our lengthy licensing cycle and our licensees’ lengthy development cycles will make the operating results of our licensing business difficult to predict,” and “Anything that negatively affects the business of our licensees could negatively impact our revenue.”

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

In the second quarter of 2004, we have notified customers of our decision to discontinue sale of our memory chip products. As of the end of the third quarter of 2004, we had no remaining product inventory. Accordingly, we will have only minor ongoing sales of products required from time to time by customers.

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

We believe that the following accounting policies are affected by estimates and judgments in the following manner:

Revenue.

License.   In accordance with SOP 81-1 “Accounting for performance of construction-type and certain production type contracts”, when license agreements include deliverables that require “significant production, modification or customization”, contract accounting is applied. If a licensing contract involves performance specifications that we have significant experience in meeting and the direct labor hours to be incurred to complete the contract can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. The percentage of completion method includes judgmental elements, such as determining that we have the experience to meet the design specifications and estimation of the total direct labor hours. We follow this method because we can obtain reasonably dependable estimates of the direct labor hours to perform the contracted services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate direct labor hours on a contract to contract basis from our experience in developing prior licensee’s designs. During the contract performance period we review estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the direct labor hours to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined.

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

Under our support and maintenance arrangements, we provide unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance. When we provide a combination of products and services to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

Goodwill.   We review goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level. For step one, we determine the fair value of our reporting unit using the market approach. Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. We performed the annual impairment test during the third quarter of 2004 and the test did not indicate impairment of goodwill as of September 30, 2004. As of December 31, 2004, we found no indicators of potential impairment.

Restructuring Charges.   In the fourth quarter of 2004, we recorded significant restructuring charges related to the closure of our ATMOS research and development facility in Canada. Those charges represented expenses incurred due to severance and fringe benefits and lease abandonment in connection with the closure of the facility.

Restructuring charges for exit costs require the use of estimates, primarily related to the cost of exiting facilities, including estimates and assumptions related to future maintenance costs, our ability to secure a sub-tenant, if applicable, and any sublease income to be received in the future.

We accounted for the restructuring charges under SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. If we fail to make accurate estimates regarding these costs or to accurately estimate the timing of the completion of planned activities, we may be required to record additional expenses or expense reductions in the future.

Tax valuation allowance.   When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our consolidated statement of operations unless the increase is attributable to stock based compensation deductions, which has been recorded directly to equity. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 31, 2004, we had a valuation allowance of approximately $10.8 million, of which approximately $6.2 million was attributable to Canadian net operating losses and $4.1million was attributable to U.S. and state net operating loss and tax credit carryforwards.

Results of Operations

The following discussion compares the historical results of operations based on U.S. generally accepted accounting principles for the years ended December 31, 2004, 2003 and 2002. Results of operations as a percentage of net revenue were as follows:

	Year ended December 31,
	2004	2003	2002
Net revenue:
Product	9%	10%	10%
Licensing.	42	54	38
Royalty	49	36	52
	100	100	100
Cost of net revenue:
Product	6	6	6
Licensing	15	11	6
	21	17	12
Gross profit	79	83	88
Operating expenses:
Research and development	75	46	25
Selling, general and administrative	123	33	19
Restructuring expense	5	—	—
Total operating expenses	203	79	44
Income (loss) from operations	(124)	4	44
Interest and other income	106	10	6
Provision for income taxes	—	(1)	(5)
Net income (loss)	(18)%	13%	45%

Years Ended December 31, 2004, 2003 and 2002

Revenue.   In 2004, total revenue decreased to $10.8 million representing a 44% decline from total revenue in 2003. The decline was mainly attributable to a significant decrease in licensing revenue, which declined to $4.5 million in 2004 from $10.4 million in 2003. Licensing revenue decreased in 2004 because we did not add new licensing projects to offset the decrease in licensing revenue earned from older projects that we completed in 2004. In 2004, we reduced revenue by $450,000 for a reimbursement given to a customer for excess verification costs incurred by the customer. Royalty revenue decreased to $5.3 million in 2004 from $6.9 million in 2003, which included a one-time past due royalty payment of approximately $713,000 from Conexant in 2003. Excluding that one-time payment, total royalties in 2004 declined by approximately $900,000 from 2003, as customer sales of chips incorporating our technology declined. For example, royalties related to the production of Nintendo Gamecube chips represented $1.7 million in 2004 compared to $2.1 million in 2003.

In 2003, total revenue decreased to $19.2 million from $27.8 million representing a 31% decline from 2002. The decline was mainly attributable to a significant decrease in royalty revenue, which declined to $6.9 million in 2003 from $14.3 million in 2002.  Gamecube-related revenue represented 11% of our total revenue in 2003, a decrease from 41% of our total revenue in 2002 as Nintendo reduced its purchases of chips incorporating our licensed technology for its Gamecube consoles. Royalty revenues from other licensees increased in 2003 compared to 2002, however, mainly due to increased sales of royalty-bearing products first shipped in 2002. Licensing revenue also decreased slightly to $10.4 million in 2003 from $10.5 million in 2002 as we earned licensing revenue from our new projects started in 2003 largely offset the decrease in licensing revenue earned from the older projects completed in 2003. During the second quarter of 2003, we collected $1.0 million in cash from Conexant for the termination of its October 2000 license agreement with us. That payment consisted of current and past due royalty payments totaling $713,000, and a contract termination fee of $287,000, which we included in other income.

In 2002, total revenue was $27.8 million primarily from licensing and royalty activities. Royalties earned from the sale of Gamecube chips incorporating our 1T-SRAM technology represented a significant portion of our total revenue in 2002. Royalty revenues from other licensees also increased in 2002 as we simultaneously increased and diversified our licensees and development projects during that year. Majority of licensing revenue earned in 2002 was derived from development projects other than Gamecube related projects.

During the years ended December 31, 2004, 2003, and 2002, our product sales totaled $952,000,  $1.9 million and $2.9 million, respectively. Sales of our memory chips have declined steadily as we shifted our primary focus from product sales to the licensing of our 1T-SRAM technologies after 1999. In the second quarter of 2004, we notified customers of our decision to discontinue sale of our memory chip products. As of the end of the third quarter of 2004, we had no remaining product inventory of value. Accordingly, we will only have minor ongoing sales of products required from time to time by customers. We have approximately $74,000 of product revenue from the products shipped from the inventory previously written off in 2004.

Gross Profit.   Gross profit decreased to $8.6 million in 2004 from $16.0 million in 2003 primarily due to the significant decline in our licensing revenue. Our gross profit as a percentage of total revenue decreased to 79% in 2004 from 83% in 2003 primarily due to the decline in licensing gross profit which fell to 65% in 2004 from 81% in 2003. This decline occurred because we incurred higher cost in fulfilling our obligations under new license agreements than we had originally estimated or had historically experienced. In addition, we recognized revenue under some lower margin license projects including a few contracts in which our estimated cost exceeded the amount of revenue to be recognized.

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

In 2004, product gross margin as a percentage of product revenue decreased to 31% compared to 36% in 2003 mainly due to an inventory write-off of approximately $ 230,000 in 2004, which was not previously reserved for. In 2003, product gross margin as a percentage of product revenue decreased to 36% compared to 43% in 2002. The decline resulted primarily from lower average selling prices for our memory chips in 2003. In addition, in 2003 our fixed manufacturing overhead costs were spread over a reduced number of our memory chips shipped in 2003 compared to 2002.

Research and Development.   Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products. Research and development expenses decreased to $8.1 million in 2004 from $8.7 million in 2003 mainly because more engineering time was spent on licensing development projects, therefore, more engineering expenses were allocated to cost of licensing revenue in 2004 compared to 2003. Effective November 10, 2004, we closed the ATMOS research and development facility in Ottawa, Canada and terminated the employment of approximately 20 employees working there. ATMOS research and development expenses represented approximately $2.2 million in 2004.

Research and development expenses increased to $8.7 million in 2003 from $6.9 million in 2002 because we had increased engineering staff from our acquisition of ATMOS and to support our memory compiler development. ATMOS’ research and development expenses represented approximately $2.6 million in 2003. In 2002, research and development expense increased to $6.9 million due to additions to the engineering staff from additional hiring and our acquisition of ATMOS at the end of August 2002. The ATMOS’ research and development expenses represented approximately $867,000 in 2002.

Selling, General and Administrative.   Selling, general and administrative expenses increased to $13.3 million in 2004 from $6.4 million in 2003 due primarily to $6.3 million of expenses related to the aborted acquisition by Synopsys, Inc., litigation expenses related to litigation with Synopsys over its abandonment of the acquisition and litigation expenses with respect to the patent infringement and trade secret misappropriation suit brought against us by UniRAM Technology, Inc. In 2004, expenses related to testing and assessment of effectiveness of our internal control over financial reporting required by Section 404 of Sarbanes-Oxley Act were approximately $690,000. Selling, general and administrative expenses increased to $6.4 million in 2003 from $5.3 million in 2002 due primarily to increased sales and marketing activities, including the establishment of a sales office in Japan in January 2003 and higher professional fees. We do not expect to incur legal expenses at the level we did in 2004 in future periods.

Restructuring Charges.   On November 10, 2004, we announced our plan to close the ATMOS research and development facility in Canada in order to reduce operating expenses and to further align our business with market conditions, future revenue expectations and planned future product direction. As a part of the plan, we implemented a reduction in workforce of approximately 20 employees, which represented 20% of our workforce. In addition, we are attempting to sublease the ATMOS research and development facility, which we occupy under long-term operating leases through 2008.

We recorded restructuring costs of $585,000 in the fourth quarter of 2004, consisting of $179,000 of severance and fringe benefits and lease abandonment charges of $406,000.

At December 31, 2004 we have a total restructuring accrual of $429,000, comprised of unpaid employee severance costs of $19,000 and estimated lease abandonment costs of $410,000. All employees to be affected by our reduction in workforce were notified of the termination of their employment on November 10, 2004. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. We review these estimates periodically if these assumptions materially change due to rental market factors, the ultimate restructuring expense for the abandoned facilities would be adjusted.

The following table summarizes the activities under the 2004 Restructuring Plan:

	Abandoned Space	Severance Related	Total
	(in thousands)
2004 provision	$406	$179	$585
Cash payments	—	(160)	(160)
Foreign exchange fluctuations	4	—	4
Restructuring liability at December 31, 2004	$410	$19	$429
Less current portion	171	19	190
Long-term portion of restructuring liability	$239	$—	$239

Interest and Other Income.   Interest and other income increased to $11.6 million in 2004 from $1.9million in 2003 primarily because of a $10 million termination fee paid by Synopsys, Inc. related to the aborted acquisition. In addition, interest income increased slightly to $1.5 million in 2004 from $1.4 million in 2003 as income attributable to higher interest rates in 2004 was impacted adversely by the requirement that we liquidated the short-term and long-term investments in the second quarter of 2004 prior to the abandonment of its acquisition of our company by Synopsys, Inc. In 2003, interest and other income increased to $1.9 million from $1.5 million in 2002 primarily due to the $287,000 contract termination fee from Conexant and $241,000 of Canadian research and development incentive tax credits. Interest income was $1.4 million and $1.5 million in 2003 and 2002, respectively. This fluctuation in interest income levels corresponded to differences in average cash and investment balances for the periods and the applicable corresponding interest rates, which declined each year in 2003 and 2002. There was no other income recorded in 2002. We incurred no interest expense in 2004, 2003, and 2002.

Deferred stock-based compensation cost to employees.   During the years ended December 31, 2004, 2003 and 2002, we recorded deferred compensation cost of approximately $74,000, $0, and $314,000 respectively, which cost would be amortized in future periods. The 2004 deferred compensation cost represents the intrinsic value of options granted to purchase shares of our stock to newly appointed members of our board of directors that had an exercise price less than the fair market value of our common stock on the date of the option grant. This deferred compensation cost will be amortized over the vesting period of 36 months using the graded vesting method. The 2002 deferred compensation cost represented the shares of common stock issued to certain employees of ATMOS as part of the acquisition that were subject to vesting requirements, which cost is being amortized over the vesting period of 36 months using the graded vesting method.

During the years ended December 31, 2004, 2003 and 2002, we recorded stock compensation expenses of $68,000, $459,000, and $656,000, respectively, of which $50,000, $211,000, and $582,000, respectively, was attributable to the excess of the fair market value of our common stock over the price at which we granted stock options to employees. Stock compensation expenses in 2004, 2003 and 2002 also included $13,000, $227,000 and $74,000, respectively, for amortization of deferred compensation cost attributable to the fair market value of shares of our common stock issued to certain employees of ATMOS. In addition, we incurred $5,000 of stock compensation expense in 2004 related to the issuance of options to purchase our stock to newly appointed members of our board of directors that had an exercise price less than the fair market value of our stock on the date of the option grant. We also incurred $21,000 of stock compensation expense in 2003 due to modification of our 2000 employee stock option held by a former member of our board of directors.

Deferred compensation expense is being amortized using the graded vesting method over the vesting period of each respective option, generally four years. The accelerated amortization results in expensing approximately 52% of the total award in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123R) which will become effective beginning in the third quarter of 2005. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Under the new rules, we are required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards and therefore this will lead to substantial additional compensation expense that will be included in our results of operations.

Provision for Income Taxes.   Provisions for income taxes of approximately $26,000, $279,000, and $1.4 million, were recorded in 2004, 2003, and 2002, respectively. The effective income tax rate was negative 1.4% for 2004 and 10% for each of 2003 and 2002. As of December 31, 2004, we had net operating loss carryforwards of approximately $4.5 million for federal tax purposes, approximately $1.3 million for state tax purposes and approximately $13.6 million for Canadian tax purposes that we expect to be available to reduce future income tax liabilities to the extent permitted under federal, Canadian and applicable state income tax laws. The net operating loss carryforwards expire from 2005 to 2024. In 2005, we anticipate that our effective income tax rate will be less than the federal statutory tax rate but higher than the 2004 effective income tax rate.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents of $31.7 million, short-term investments of $30.6 million and long-term investments of $24.6 million resulting in a total balance of cash, cash equivalents, and investments of $86.9 million. As of the same date, the Company had total working capital of $62.5 million. In July 2001, the Company completed the sale of a total of 5,750,000 shares of common stock in its initial public offering. The Company realized total net proceeds of approximately $51.6 million upon the close of the IPO, which proceeds have not been used to fund our operations to date. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues with reduced levels of memory chip sales has generally enabled us to steadily improve our cash position.

Net cash provided by operating activities was $2.7 million, $4.7 million, and $7.9 million for the years ended 2004, 2003, and 2002, respectively. In 2004, net cash provided by operating activities consisted primarily of net loss of $1.9 million offset by a non-cash charge of $1.5 million for depreciation and amortization, reduced unbilled contract receivables of $1.0 million, and prepaid expenses and other assets of $858,000, which included a reduction in deferred tax assets in 2004. In addition, net cash provided by operating activities in 2004 included restructuring related liabilities of $429,000.

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

Net cash provided by investing activities was approximately $7.9 million in 2004. Net cash used in investing activities was approximately $10.8 million and $29.9 million for the years ended 2003 and 2002. Aside from investing in marketable securities, we purchased $349,000 and $493,000 of property and equipment in 2004 and 2003, respectively, consisting principally of engineering design software. In 2002, we purchased $1.4 million of property and equipment mainly consisting of engineering design software and used $12.0 million for the acquisition of ATMOS.

Net cash used in financing activities was approximately $1.0 million in 2004 and net cash provided by financing activities was $1.8 million and $1.0 million for the years ended 2003 and 2002. In 2004, the major financing use of cash was $ 4.7 million for the repurchase of 1.2 million shares of common stock. We received proceeds in the amount of $3.7 million from the exercise of employee options to purchase common stock during 2004. As of December 31, 2004, approximately $20.0 million remained available for repurchase of common stock under the existing repurchase authorization. Cash received upon the issuance of common stock in connection with the exercise of options totaled $1.9 million in 2003 and $909,000 in 2002.

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

However, we cannot be certain that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we may need to raise additional funding through public or private financing. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition.

Lease Commitments and Off Balance Sheet Financing

The impact that our contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Operating Lease Obligations	$1,764	$908	$739	$117	$—

The Company did not have any unconditional purchase obligations as of December 31, 2004.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Discussion of Market Interest Rate Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. Our primary objective with investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximate $79.4 million as of December 31, 2004, and have an average interest rate of approximately 1.79%, which are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading (a) (1) Financial Statements and Report of Ernst & Young LLP of Item 15, which financial statements are incorporated by reference in response to this Item 8.

Quarterly Results of Operations

The following tables set forth unaudited results of operations data for the eight quarters ended December 31, 2004. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report. For a discussion of charges and other income pertaining to the aborted acquisition of our company by Synopsys, Inc. and restructuring charges associated with the closing of our ATMOS research and development operation, which significantly affected the last three quarters of 2004, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Results of Operations.”

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2004	2004	2004	2004	2003	2003	2003	2003
Net revenue:
Product	$33	$76	$681	$162	$334	$511	$515	$544
Licensing	118	128	1,310	2,988	1,929	1,780	2,196	4,513
Royalty	1,069	1,488	1,415	1,353	1,088	1,208	1,759	2,856
	1,220	1,692	3,406	4,503	3,351	3,499	4,470	7,913
Cost of net revenue:
Product	25	86	394	150	259	260	291	407
Licensing	519	236	483	375	426	588	341	615
	544	322	877	525	685	848	632	1,022
Total gross profit	676	1,370	2,529	3,978	2,666	2,651	3,838	6,891
Operating expenses:
Research and development	1,728	2,174	1,968	2,226	2,112	2,126	2,206	2,297
Selling, general and administrative	1,355	3,949	5,263	2,764	1,476	1,553	1,659	1,744
Restructuring expenses	585	—	—	—	—	—	—	—
Total operating expenses	3,668	6,123	7,231	4,990	3,588	3,679	3,865	4,041
Income (loss) from operations	(2,992)	(4,753)	(4,702)	(1,012)	(922)	(1,028)	(27)	2,850
Interest and other income	550	10,398	269	361	461	311	652	490
Income (loss) before income taxes	(2,442)	5,645	(4,433)	(651)	(461)	(717)	625	3,340
Benfefit (provision) for income taxes	31	(565)	378	130	46	468	(125)	(668)
Net income (loss)	$(2,411)	$5,080	$(4,055)	$(521)	$(415)	$(249)	$500	$2,672
Net income (loss) per share:
Basic	$(0.08)	$0.16	$(0.13)	$(0.02)	$(0.01)	$(0.01)	$0.02	$0.09
Diluted	$(0.08)	$0.15	$(0.13)	$(0.02)	$(0.01)	$(0.01)	$0.02	$0.09
Shares used in computing net income (loss) per share:
Basic	30,296	31,074	30,786	30,845	30,704	30,614	30,395	30,302
Diluted	30,296	33,350	30,786	30,845	30,704	30,614	30,848	30,539

In the third quarter of 2004, interest and other income included a $10 million termination fee paid by Synopsys, Inc. related to the aborted acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Management’s annual report on internal control over financial reporting

Monolithic System Technology, Inc.’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control—Integrated Framework.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our assessment of internal control over financial reporting as of December 31, 2004 identified two material weaknesses which are described below.

We identified a material weakness for ineffective controls over the preparation and review of account reconciliations. As a result of these ineffective controls, several errors have been identified relating to fixed assets, prepaid expenses, deferred costs, other receivables and accrued liabilities. Adjustments were recorded in the consolidated financial statements for year ended December 31, 2004 to correct the identified errors.

We also identified a material weakness for ineffective controls over the application of the company’s revenue recognition policy for recording  revenue under long term license development contracts using the percentage-of-completion method of accounting. As a result of these ineffective controls, an adjustment was recorded in the fourth quarter of 2004 to revenue and cost of goods sold to correct errors identified.

Because of the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective based on the criteria set forth by COSO, as of December 31, 2004.

Management’s assessment of our internal control over financial reporting as of December 31, 2004 has been audited by our independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(b) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the year covered by this report. Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer, concluded that as of December 31, 2004 our disclosure controls and procedures were ineffective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

(c) Changes in internal control

An evaluation by our Audit Committee carried out by a third-party independent contractor identified deficiencies in our financial control over financial reporting which led to post-closing adjustments in the audit of our 2004 financial statements. Under COSO, an internal control material weakness is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have conducted a review of the errors requiring these post-closing adjustments, including a separate review by our audit committee to determine what remedial measures were necessary. We believe our management has taken or is in the process of taking the steps necessary to correct the errors and avoid similar errors in the future. The net effect of such adjustments on reported net income or loss during 2004 was not material.

Our aborted acquisition by Synopsys delayed our implementation of Section 404 and thus reduced the amount of time necessary to identify and remediate any ineffective controls based on enhanced testing and scrutiny by our outside contractors. Nevertheless, we have identified two important measures that we believe will increase the effectiveness of our controls. First, we have allocated addition resources to secure personnel in order to effectively manage the control process. Second, we have increased the amount of time necessary to allow for a thorough review of all journal entries and a full reconciliation of all keys accounts prior to the release of the financial statements for audit or review by our independent registered public accounting firm.

Other than the foregoing initiatives, there were no significant changes in our internal control over financial reporting or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our directors is incorporated by reference from the sections titled “Management” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders. Information regarding current executive officers found under the heading “Executive Officers” in Item 1 of Part I hereof is also incorporated by reference into this Item 10.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the section titled “Executive Compensation”, but not from the Sections titled “Executive Compensation—Performance Graph” and “Executive Compensation—Report on Executive Compensation by the Compensation and Management Development Committee of the Board of Directors”, in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference from the sections titled “Share Ownership of Certain Beneficial Owners and Management and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the section titled “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 14. Accountant Fees and Services

The response to this item is incorporated by reference from the section titled “Ratification of Independent Registered Public Accounting Firm for 2005” in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on the Form 8-K

(a)           The following documents are filed as part of this report:

(1)         Financial Statements and Reports of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages 44 through 68 of this report.

(2)         Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts

(3)         Exhibits

2.1(1)	Merger Agreement regarding the Registrant’s reincorporation in Delaware
2.2(4)	Share Purchase Agreement for the shares for ATMOS Corporation
2.3(5)

Agreement and Plan of Reorganization, dated February 23, 2004, among Synopsys, Inc., Mountain Acquisition Sub, Inc., a wholly owned subsidiary of Synopsys, Inc., and Monolithic System Technology, Inc.—Terminated agreement.

2.4(6)

Form of Stockholder Agreement, dated February 23, 2004, among Synopsys, Inc., Mountain Acquisition Sub, Inc., a wholly owned subsidiary of Synopsys, Inc., and the stockholder of Monolithic System Technology, Inc.—Terminated agreement.

3.1	Not currently in use
3.2	Not currently in use
3.3(1)	Restated Certificate of Incorporation of the Registrant
3.4(1)	Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2(1)	Third Amended and Restated Investor Rights Agreement dated September 27, 1997
4.3(1)	Rights Agreement
4.3.1(7)	First Amendment to Rights Agreement, dated as of February 23, 2004.
4.3.2(8)	Second Amendment to Rights Agreement, dated as of December 14, 2004.
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(1)	1992 Stock Option Plan and form of Option Agreement thereunder
10.3(1)	1996 Stock Plan and form of Option Agreement thereunder
10.4(1)	Form of Restricted Stock Purchase Agreement
10.5(1)	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.5.1(9)	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.6(1)	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.7(1)	Standard Industrial Lease, dated September 24, 1996, between the Registrant and McCandless Properties
10.8(1)	First Amendment to Lease, dated June 30, 2000, between the Registrant and McCandless Properties
10.9(1)	Agreement between Nintendo Co., Ltd. and the Registrant dated August 31, 1999
10.10†(1)	License Agreement between NEC Corporation and the Registrant dated January 31, 1999
10.11(1)(2)	License Agreement between NEC Corporation and the Registrant dated December 17, 1999

10.12(1)	Employment Agreement between Registrant and F. Judson Mitchell dated July 17, 2000
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1(3)	Power of Attorney
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

(1)          Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(2)          Portions of this exhibit have been omitted pursuant to Order Granting Confidential Treatment Under the Securities Act of 1933 dated June 27, 2001 (Commission File No. 333-43122—CF#10183).

(3)          Set forth on page 47 of this report.

(4)          Incorporated by reference to the same-numbered exhibit to the Company’s report on Form 8-K/A filed on November 13, 2002.

(5)          Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Synopsys, Inc. on February 26, 2004, (Commission File No. 000-19807).

(6)          Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by Synopsys, Inc. on February 26, 2004. (Commission File No. 000-19807).

(7)          Incorporated by reference to Exhibit 1 to Form 8-A/A filed by the Company on December 22, 2004 (Commission File No. 000-32929).

(8)          Incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Company on December 20, 2004 (Commission File No. 000-32929).

(9)          Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on October 7, 2004 (Commission File No. 000-32929).

(b)          Reports on Form 8-K

On October 28, 2004, we filed a report on Form 8-K regarding our results of operations and financial condition for the third quarter of 2004.

On November 16, 2004, we filed a report on Form 8-K regarding our plan to close the research and development facility in Kanata, Ontario, which we acquired when we completed an acquisition of ATMOS Corporation in August 2002.

On December 20, 2004, we filed a report on Form 8-K regarding our Board of Directors’ authorization of a Second Amendment to Rights Agreement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2005.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
By:	/s/ MARK VOLL
Mark Voll
Principal Executive Officer,Vice President of Finance and Administration, Secretary and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Voll as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to his Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK VOLL	Principal Executive Officer,Vice President of	March 16, 2005
Mark Voll	Finance and Administration, Secretary and Chief Financial Officer
/s/ WINGYU LEUNG	Director	March 16, 2005
Wingyu Leung
/s/ CARL E. BERG	Director	March 16, 2005
Carl E. Berg
/s/ TOMMY ENG	Director	March 16, 2005
Tommy Eng
/s/ JAMES D KUPEC	Director	March 16, 2005
James D Kupec
/s/ CHI-PING HSU	Director	March 16, 2005
Chi-Ping Hsu
/s/ CHENMING HU	Director	March 16, 2005
Chenming Hu

MONOLITHIC SYSTEM TECHNOLOGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Monolithic System Technology, Inc.

We have audited the accompanying consolidated balance sheets of Monolithic System Technology, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monolithic System Technology, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of Monolithic System Technology, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated March 15, 2005 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young Llp
San Jose, California
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Monolithic System Technology, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Monolithic System Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Monolithic System Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

We identified a material weakness for ineffective controls over the preparation and review of account reconciliations. As a result of these ineffective controls, several errors have been identified relating to fixed assets, prepaid expenses, deferred costs, other receivables and accrued liabilities. Adjustments were recorded in the consolidated financial statements for year ended December 31, 2004 to correct the identified errors.

We also identified a material weakness for ineffective controls over the application of the company’s revenue recognition policy for recording revenue under long term license development contracts using the percentage-of-completion method of accounting. As a result of these ineffective controls, adjustments were recorded in the fourth quarter of 2004 to revenue and cost of goods sold to correct errors identified.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 15, 2005 on those financial statements.

In our opinion, management’s assessment that Monolithic System Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Monolithic System Technology, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP
San Jose, California
March 15, 2005

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$ 31,714	$ 22,033
Short-term investments	30,635	19,332
Accounts receivable	1,125	1,027
Unbilled contract receivable	57	1,106
Inventories	—	474
Prepaid expenses and other current assets	2,939	3,822
Total current assets	66,470	47,794
Long-term investments	24,562	44,462
Property and equipment, net	685	1,796
Goodwill	12,326	12,326
Other assets	539	514
Total assets	$ 104,582	$ 106,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 120	$ 116
Accrued expenses and other liabilities	3,314	2,733
Deferred revenue	501	506
Current portion of capital lease obligations	—	13
Total current liabilities	3,935	3,368
Long-term portion of capital lease obligations	—	13
Long-term portion of restructuring liability	239	—
Total liabilities	4,174	3,381
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at December 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,296 shares and 30,724 shares issued and outstanding at December 31, 2004 and December 31, 2003	303	307
Additional paid-in capital	98,278	99,719
Deferred stock-based compensation	(69)	(626)
Accumulated other comprehensive income (loss)	(252)	56
Retained earnings	2,148	4,055
Total stockholders’ equity	100,408	103,511
Total liabilities and stockholders’ equity	$ 104,582	$ 106,892

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net revenue:
Product	$952	$1,904	$2,924
Licensing	4,544	10,418	10,523
Royalty	5,325	6,911	14,344
	10,821	19,233	27,791
Cost of net revenue:
Product	655	1,217	1,668
Licensing	1,613	1,970	1,730
	2,268	3,187	3,398
Gross profit	8,553	16,046	24,393
Operating expenses:
Research and development	8,096	8,741	6,926
Selling, general and administrative	13,331	6,432	5,266
Restructuring expense	585	—	—
Total operating expenses	22,012	15,173	12,192
Income (loss) from operations	(13,459)	873	12,201
Interest and other income	11,578	1,914	1,539
Income (loss) before provision for income taxes	(1,881)	2,787	13,740
Provision for income taxes	(26)	(279)	(1,373)
Net income (loss)	$(1,907)	$2,508	$12,367
Net income (loss) per share:
Basic	$(0.06)	$0.08	$0.41
Diluted	$(0.06)	$0.08	$0.40
Shares used in computing net income (loss) per share:
Basic	30,750	30,504	29,902
Diluted	30,750	30,998	31,275
Allocation of stock-based compensation to operating expenses:
Research and development	$44	$148	$340
Selling, general and administrative	24	311	316
	$68	$459	$656

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Notes Receivable from	Deferred Stock-Based	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Stockholders	Compensation	Income	Deficit)	Total
Balance at December 31, 2001	29,492	295	96,272	(253)	(1,406)	16	(10,820)	84,104
Issuance of Common Stock upon exercise of options	159	2	498	—	—	—	—	500
Issuance of Common Stock for Employee Stock Purchase Plan	47	—	409	—	—	—	—	409
Issuance of Common Stock for acquisition of ATMOS	62	—	622	—	(314)	—	—	308
Issuance of Common Stock upon exercise of cashless warrants	470	5	(5)	—	—	—	—	—
Repayment of note issued to stockholder	—	—	—	253	—	—	—	253
Amortization of deferred stock-based compensation and other change in employee status	—	—	—	—	656	—	—	656
Other comprehensive income—unrealized gain on available-for-sale investments	—	—	—	—	—	100	—	100
Net income	—	—	—	—	—	—	12,367	12,367
Comprehensive income								12,467
Balance at December 31, 2002	30,230	302	97,796	—	(1,064)	116	1,547	98,697
Issuance of Common Stock upon exercise of options	439	5	1,460	—	—	—	—	1,465
Issuance of Common Stock for Employee Stock Purchase Plan	55	—	442	—	—	—	—	442
Amortization of deferred stock-based compensation and other change in employee status	—	—	21	—	438	—	—	459
Other comprehensive income—unrealized loss on available-for-sale investments	—	—	—	—	—	(60)	—	(60)
Net income	—	—	—	—	—	—	2,508	2,508
Comprehensive income								2,448

Balance at December 31, 2003	30,724	307	99,719	—	(626)	56	4,055	103,511
Issuance of Common Stock upon exercise of options	688	7	3,226	—	—	—	—	3,233
Issuance of Common Stock for Employee Stock Purchase Plan	66	1	463	—	—	—	—	464
Repurchase and Retirement of Common Stock	(1,182)	(12)	(4,641)					(4,653)
Amortization of deferred stock-based compensation and other change in employee status	—	—	(489)	—	557	—		68
Other comprehensive income—unrealized loss on available-for-sale investments	—	—	—	—	—	(308)	—	(308)
Net income (loss)	—	—	—	—	—	—	(1,907)	(1,907)
Comprehensive income								(2,215)
Balance at December 31, 2004	30,296	$303	$98,278	$—	$(69)	$(252)	$2,148	$100,408

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,907)	$2,508	$12,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,460	2,049	1,315
Amortization of deferred stock-based compensation	68	459	656
Interest income on notes receivable from stockholder	—	—	(8)
Changes in current assets and liabilities:
Accounts receivable	(98)	(84)	(600)
Unbilled contract receivable	1,049	(413)	(693)
Inventories	474	563	656
Prepaid expenses and other assets	858	570	(2,917)
Deferred revenue	(5)	(1,273)	(1,639)
Accounts payable	4	(16)	(1,292)
Accrued expenses and other liabilities	391	365	40
Restructuring liability	429	—	—
Net cash provided by operating activities	2,723	4,728	7,885
Cash flows from investing activities:
Purchase of property and equipment	(349)	(493)	(1,356)
Purchase of marketable securities	(461,047)	(269,094)	(219,204)
Proceeds from sales and maturity of marketable securities	469,336	258,752	202,722
Acquisition of business and related expenses, net of cash acquired	—	—	(12,049)
Net cash provided by (used in) investing activities	7,940	(10,835)	(29,887)
Cash flows from financing activities:
Payment of capital lease obligations	(26)	(88)	(210)
Repayment of notes receivable from stockholder	—	—	261
Repurchase and retirement of common stock	(4,653)	—	—
Proceeds from issuance of common stock	3,697	1,907	909
Net cash provided by (used in) financing activities	(982)	1,819	960
Net increase (decrease) in cash and cash equivalents	9,681	(4,288)	(21,042)
Cash and cash equivalents at beginning of period	22,033	26,321	47,363
Cash and cash equivalents at end of period	$31,714	$22,033	$26,321
Supplemental disclosure:
Cash paid for income taxes	$24	$394	$3,255
	$	$	$
Deferred compensation from common shares related to ATMOS acquisition subject to vesting requirements	$—	$—	$314
Cashless warrant exercises	$—	$—	$5

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

The Company has developed an innovative embedded-memory technology, called 1T-SRAM, which the Company licenses on a non-exclusive and worldwide basis to semiconductor companies and electronic product manufacturers. From its inception in 1991 through 1998, the Company focused primarily on the sale of stand-alone memory products. In the fourth quarter of 1998, the Company changed the emphasis of its business model to focus primarily on the licensing of its 1T-SRAM technologies and completed this transition in 2002 when a majority of the Company’s revenues were derived from licensing and royalty of its 1T-SRAM technologies. In the second quarter of 2004, the Company notified its customers of its decision to discontinue sales of its memory chip products and only license its technology.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar year. Certain amounts reported in previous years have been reclassified to confirm the 2004 presentation.

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

Revenue Recognition

Licensing

Licensing revenue consists of fees paid for engineering development and engineering support services. All contracts the Company has entered into to date require the Company to develop a design that meets a licensee’s specifications. In accordance with SOP 81-1 “Accounting for performance of construction-type and certain production type contracts”, when license agreements include deliverables that require “significant production, modification or customization”, contract accounting is applied. For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. However, if the Company has significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenues are only recognized when collection is probable. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. Under the percentage to completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. If inherent risks make estimates doubtful, the contract is accounted for under the completed contract method. Completion of the contract is based on silicon validated by the customer.

Under the Company’s support and maintenance arrangements, it provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance. When the Company provides a combination of products and services to customers, in addition to the considerations noted above, it evaluates the arrangements under EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for transactions entered into after June 30, 2003. EITF 00-21 addresses certain aspects of accounting for arrangements under which the Company will perform multiple revenue generating activities. Application of EITF 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and most of its newer contracts allow the Company to retain all payments that the Company has received or are entitled to collect for items and services provided before the cancellation occurs. Typically under our agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting us in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. The Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for a significant period, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. In 2004 there was no license revenue from cancelled projects. In 2003, and 2002 the Company recognized $759,000, and $804,000 of licensing revenue from cancelled projects, respectively.

Product

Revenue from product sales is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. For each of the periods presented, there were no formal acceptance provisions with the Company’s end customers.

Royalty

Licensing contracts provide also for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company’s technology after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee’s report. During 2003, the Company entered a termination agreement with one of its licensees and recognized $713,000 of royalty revenue from the terminated contract in 2003. There was no royalty revenue from terminated contracts in 2004 or 2002.

Inventory

The Company states inventories at the lower of cost or market, determined using the first-in, first-out method. Its policy is to write down its inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. The Company bases its estimate on its assumptions about historical and forecasted sales and market conditions. If actual market conditions are less favorable than those assumed in its estimates, additional inventory write-downs might be required. The Company’s policy is to reflect any revaluation of inventory in reported income for the period in which the facts giving rise to the inventory revaluation become known. In the second quarter of 2004, the Company notified customers of its decision to discontinue sale of its memory chip products. The Company has written off approximately $404,000 of inventory in 2004. As of the end of the third quarter of 2004, the Company had no remaining product inventory. The Company had approximately $74,000 of product revenue from the products shipped from the inventory previously written off in 2004.

	December 31,
	2004	2003
	(in thousands)
Inventories:
Work-in-progress	$—	$195
Finished goods	—	279
	$—	$474

Goodwill

The Company reviews goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Using the guidance in SFAS No. 142, the Company determines that it has only one reporting unit at the entity level. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company performed the annual impairment test during the third quarter of 2004, and the test did not indicate impairment of goodwill as of September 30, 2004. In addition, every quarter the Company assesses whether there are indicators of potential impairment. As of December 31, 2004, it found no indicators of potential impairment.

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

Property and equipment

Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, generally three years. Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $1.5 million, $2.0 million, and $1.3 million, respectively.

	December 31,
	2004	2003
	(in thousands)
Property and equipment:
Equipment, furniture and fixtures	$5,638	$6,219
Acquired software	4,888	4,501
	10,526	10,720
Less: Accumulated depreciation	(9,841)	(8,924)
	$685	$1,796

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

Cost of revenue

Product

Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of the Company’s memory chip products by independent, third-party contractors.

Licensing

Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements we have with licensees of our 1T-SRAM technologies. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. We recognize costs of licensing revenue in the following manner:

•       If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which we incur the engineering costs.

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

Unbilled contract receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. The Company recorded $57,000 and $1.1 million of unbilled contract receivable as of December 31, 2004 and December 31, 2003, respectively.

Research and development

Engineering cost is generally recorded as research and development expense in the period incurred.

Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company’s stock on the date of grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. Deferred stock-based compensation is being amortized using straight-line vesting over the vesting period of each respective option, which is generally four years.

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss):
As reported	$(1,907)	$2,508	$12,367
Stock-based compensation expense reported in consolidated statements of operations	68	459	656
Less: stock compensation related to stock awards assumed during the ATMOS acquisition	—	(248)	(74)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,434)	(4,537)	(3,229)
Pro forma	$(6,273)	$(1,818)	$9,720
Earnings (losses) per share:
Basic—as reported	$(0.06)	$0.08	$0.41
Basic—pro forma	$(0.20)	$(0.06)	$0.33
Diluted—as reported	$(0.06)	$0.08	$0.40
Diluted—pro forma	$(0.20)	$(0.06)	$0.31

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	Years ended December 31,
Employee stock options	2004	2003	2002
Expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	3.2%-3.7%	2.1%-3.6%	2.7%-4.7%
Volatility	0.8	0.8	0.7
Dividend yield	0%	0%	0%

Employee stock purchase plan shares	2004	2003	2002
Expected life (in years)	1.0	1.0	1.0
Risk-free interest rate	1.2%-2.2%	1.1%-1.4%	1.8%-2.3%
Volatility	0.8	0.7	0.8
Dividend yield	0%	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123. The weighted average fair value of options granted during 2004, 2003 and 2002 was $4.08, $4.97, and $4.30, respectively. The weighted average estimated fair value of shares granted under the employee stock purchase plan during 2004, 2003 and 2002 was $2.95, $4.21 and $4.26, respectively.

Per share amounts

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share for the years ended December 31, 2003 and 2002 were computed by dividing the net income for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or warrants. Diluted net loss per share for the year ended December 31, 2004 is the same as basic net loss per share for the same period because the impact of including potential common shares is anti-dilutive. For year ended December 31, 2004, stock options to purchase 1.3 million shares with exercise prices greater than the average market prices of common stock were excluded from computation of diluted net loss per share as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$(1,907)	$2,508	$12,367
Denominator:
Shares used in computing net income (loss) per share:
Basic	30,750	30,504	29,902
Employee stock options and unvested common stock outstanding	—	494	1,083
Warrants	—	—	290
Diluted	30,750	30,998	31,275
Net income (loss) per share:
Basic	$(0.06)	$0.08	$0.41
Diluted	$(0.06)	$0.08	$0.40

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not.

Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income (loss) is unrealized gains and losses on available for sale securities. Accumulated other comprehensive income (loss) as of December 31, 2004, 2003 and 2002 was ($252,000), $56,000 and $116,000, respectively.

The changes in other comprehensive income (loss) were as follows, for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(in thousands)
Net income (loss)	$(1,907)	$2,508	$12,367
Net unrealized gain (loss) on available-for-sale securities:
Change in net unrealized gains (losses)	(308)	(60)	100
Comprehensive income (loss)	$(2,215)	$2,448	$12,467

Segment reporting

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”) requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The Company operates in one segment, using one measurement of profitability for its business. The Company has sales outside the United States that are described in Note 9. The vast majority of long-lived assets are maintained in the United States.

Recent accounting pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The adoption of EITF No. 03-1 did not have a material effect on the Company’s financial position, results of operations, or cash flows for the year ended December 31, 2004. See Note 4, “Fair Value of Financial Instruments”.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123R) which will become effective beginning in the third quarter of 2005. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plans or related to the discounts the Company provides under its employee stock purchase plans. Under the new rules however, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards and therefore this will lead to substantial additional compensation expense that will be included in the Company’s reported results of operations. The footnote section above entitled Stock Based Compensation provides the pro forma net income (loss) and earnings (losses) per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during 2004, 2003 and 2002.

Note 2—Restructuring

On November 10, 2004, the Company announced its plan to close the ATMOS research and development facility in Canada to reduce operating expenses and to further align the Company’s business with market conditions, future revenue expectations and planned future product direction. As part of this plan, the Company implemented a reduction in workforce of approximately 20 employees, which represented 20% of its workforce. In addition, the Company is attempting to sublease the ATMOS research and development facility, which the Company occupies under long-term operating leases through 2008.

The Company recorded restructuring costs of $585,000 in the fourth quarter of 2004, consisting of $179,000 of severance and fringe benefits and lease abandonment charges of $406,000.

At December 31, 2004 the Company has a total restructuring accrual of $429,000, comprised of unpaid employee severance costs of $19,000 and estimated lease abandonment costs of $410,000. All employees affected by the Company’s reduction in workforce were notified of the termination of their employment on November 10, 2004. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. The Company reviews these estimates periodically, if these assumptions materially change due to rental market factors, the ultimate restructuring expense for the abandoned facilities would be adjusted.

The following table summarizes the activities under the 2004 Restructuring Plan:

	Abandoned Space	Severance Related	Total
	(in thousands)
2004 provision	$ 406	$ 179	$ 585
Cash payments	—	(160)	(160)
Foreign exchange fluctuations	4	—	4
Restructuring liability at December 31, 2004	$ 410	$ 19	$ 429
Less current portion	171	19	190
Long-term portion of restructuring liability	$ 239	$ —	$ 239

Note 3—Details of Balance Sheet Components and Consolidated Statements of Operations:

	December 31,
	2004	2003
	(in thousands)
Prepaid expenses and other current costs:
Deferred costs of revenue	$ 338	$ 3
Deferred tax assets	831	1,654
Prepaid expenses and other assets	1,770	2,165
	$2,939	$ 3,822
Accrued expenses and other liabilities:
Accrued wages and employee benefits	$ 621	$ 831
Professional fees	711	326
Deferred rent	65	175
Accrued restructuring liability	190	—
Income taxes payable	19	188
Withholding tax payable	1,052	1,052
License fees payable	453	—
Other	203	161
	$3,314	$ 2,733

Interest and other income

	2004	2003	2002
	(in thousands)
Interest Income	$ 1,527	$ 1,350	$ 1,539
Other Income	10,051	564	—
Total	$ 11,578	$ 1,914	$ 1,539

In July, 2004, the Company and Synopsys entered into a settlement agreement (“the settlement”) regarding a lawsuit arising from the termination by Synopsys of an agreement and plan of merger and reorganization dated February 23, 2004, between the two parties. Under the terms of the settlement, the Company and Synopsys agreed to resolve the merger termination lawsuit without further liability or payment provided Synopsys pay the Company liquidating damages in the amount of $10 million. In July 2004, the Company received the $10 million termination fee. In 2003, other income included the $287,000 contract termination fee from Conexant.

Note 4:   Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding at fiscal year-ends were as follows:

	2004
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash	$ 7,564	$ —	$ —	$ 7,564
Cash Equivalents:
Commercial and US government agencies paper	24,150	—	—	24,150
Total cash and cash equivalents	$ 31,714	$ —	$ —	$ 31,714
Short-term investments:
US government debt securities	$ 11,800	$ —	$ (39)	$ 11,761
Corporate notes	17,949	—	(75)	17,874
Market auction preferred securities	1,000	—	—	1,000
Total short-term investments	$ 30,749	$ —	$ (114)	$ 30,635
Long-term investments:
US government debt securities	$ 17,500	$ —	$ (80)	$ 17,420
Corporate notes	7,200	—	(58)	7,142
Total long-term investments	$ 24,700	$ —	$ (138)	$ 24,562

	2003
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash	$ 4,883	$ —	$ —	$ 4,883
Cash Equivalents:
Commercial and US government agencies paper	17,150	—	—	17,150
Total cash and cash equivalents	$ 22,033	$ —	$ —	$ 22,033
Short-term investments:
US government debt securities	$ 3,700	$ —	$ —	$ 3,700
Corporate notes	6,760	22	—	6,782
Market auction preferred securities	8,850	—	—	8,850
Total short-term investments	$ 19,310	$ 22	$ —	$ 19,332
Long-term investments:
US government debt securities	$ 39,707	$ 27	$ —	$ 39,734
Corporate notes	4,721	7	—	4,728
Total long-term investments	$ 44,428	$ 34	$ —	$ 44,462

The following table shows the fair value and net carrying amount of cash equivalents and short-term and long-term investments based on the following two maturity groups as of December 31, 2004:

	Adjusted Cost	Gross Unrealized Loss	Estimated Fair Value
Due within 1 year	$54,899	$(114)	$54,785
Due 1-2 years	24,700	(138)	24,562
Total	$79,599	$(252)	$79,347

There were no realized gains or losses for 2004, 2003 and 2002.

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (amounts in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
US Government Debt Securities	$11,761	$(39)	$17,420	$(80)	$29,181	$(119)
Corporate Notes	17,874	(75)	7,142	(58)	25,016	(133)
Total	$29,635	$(114)	$24,562	$(138)	$54,197	$(252)

U.S. Government Debt Securities.   The Company’s investment in U.S. Government Debt Securities consists of low risk government agency bonds typically with a rating of AAA. The unrealized losses on the Company’s investments in U.S. Government Debt Securities were caused by interest rate increases occurred during 2004. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Corporate Notes.   The Company’s investment in corporate notes consists primarily of investment grade corporate bonds and notes. The unrealized losses on the Company’s investment grade corporate bonds and notes were caused by interest rate increases occurred during 2004. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at December 31, 2004.

Note 5—Income Taxes:

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current portion:
U.S. federal	$(904)	$(634)	$3,567
State	3	2	121
Foreign	104	150	100
	(797)	(482)	3,788
Deferred:
U.S. federal	823	761	(2,415)
State	—	—	—
Foreign	—	—	—
	823	761	(2,415)
Total	$26	$279	$1,373

Deferred tax assets consist of the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Federal and state loss carryforwards	$1,614	$1,357
Inventory	—	460
Reserves, accruals and other	271	279
Deferred revenue	799	311
Depreciation and amortization	(212)	(499)
Deferred compensation	455	257
Research and development credit carryforwards	2,013	1,164
Foreign tax credits	435	387
Canadian net operating loss	6,238	6,173
	11,613	9,889
Less: Valuation allowance	(10,782)	(8,235)
Net deferred tax assets	$831	$1,654

The valuation allowance increased by $2.5 million and increased by $7.5 million, during the years ended December 31, 2004 and 2003, respectively. The valuation allowance at December 31, 2004 includes $3.1 million related to stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $4.5 million for federal income tax purposes and approximately $1.3 million for state income tax purposes. These losses are available to reduce taxable income and expire beginning 2005 through 2024. The Company also had federal research and development tax credit carryforwards of approximately $1.6 million, which will expire beginning in 2012, and California research and development credits of approximately $848,000 which do not have an expiration date. The Company had foreign tax credits available for federal income tax purposes of approximately $435,000, which will begin to expire in 2008. The Company had Canadian net operating loss carryforwards of $13.6 million, which will begin to expire in 2005. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue

Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. Management does not believe it is likely that utilization will in fact be significantly limited due to these provisions.

The Company’s U.S. income tax return for 2001 and 2002 are under examination. Management believes that adequate amounts have been provided for any adjustments that may ultimately result from this examination.

A reconciliation of income taxes provided at the federal statutory rate (35% in 2004, 2003 and 2002) to actual income tax expense follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Income tax provision computed at federal statutory rate	$(659)	$976	$4,809
State income tax (net of federal benefit)	3	2	608
Foreign income tax at rate different from US statutory rate	28	(15)	100
Utilization of previously reserved NOL’s	—	(834)	(932)
Utilization of tax credits	—	—	(200)
Change in valuation allowance	641	73	(3,197)
Tax benefit from extraterritorial income exclusion	—	(206)	—
Other	13	283	185
	$26	$279	$1,373

The domestic and foreign components of earnings before taxes were as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
U.S.	$(1,685)	$2,316	$13,549
Non-U.S.	(196)	471	191
	$(1,881)	$2,787	$13,740

Note 6—Guarantees:

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to patent infringement. Such indemnification obligations may not be subject to maximum loss clauses. To date, the Company has not made any payments related to these indemnifications.

Note 7—Stockholders’ Equity:

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

The Company’s 2000 employee stock option plan (the “2000 plan”) was adopted in October 2000 in connection with the Company’s reincorporation in the state of Delaware. In 2004, the Company obtained shareholders’ approval to its Amended and Restated 2000 Stock Option and Equity Incentive Plan (the “Amended 2000 Plan”) to provide additional incentive to our employees and directors. The Amended 2000 plan authorizes the board or Committee to grant a broad range of awards in addition to stock options, including stock grants, restricted stock, performance-based awards, restricted stock units representing a right to acquire shares in the future and stock appreciation rights and to determine the applicable terms, including price, of such awards. Under the Amended 2000 plan, the maximum number of shares, which are reserved for issuance is 6,707,000, plus an annual increase of 500,000 on January 1 of each year, or a lesser amount determined by our board of directors. The term of options granted under the Amended 2000 plan may not exceed ten years. The term of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years. Generally, 25% of the options granted under the Amended 2000 Plan will vest and become exercisable on the first anniversary of the date of grant, and 1/48th of the options will vest and become exercisable each month thereafter.

The exercise price of incentive stock options granted under the Amended 2000 Plan must be at least equal to the fair market value of the shares on the date of grant. The exercise price of nonstatutory stock options granted under the amended 2000 plan will be determined by the board of directors and the exercise price of a nonqualified stock option will not be subject to any price restriction under the Amended 2000 Plan. No incentive stock option may be granted to any employee who on the date of grant owns more than ten percent of our common stock, unless the exercise price of the option is equal to at least 110% of the fair market value of such shares on the date of grant. In addition, the Amended 2000 Plan provides for automatic acceleration of vesting for options granted to non-employee directors in the event of an acquisition of the Company.

A summary of the status of all the Company’s stock option plans as of December 31, 2002, 2003 and 2004 and changes during the years ended on these dates are presented below (in thousands, except per share amounts):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2001	4,637	3,044	$6.05
Additional authorized under the 2000 Plan	500
Granted	(1,534)	1,534	$10.02
Cancelled	314	(314)	$8.43
Exercised	—	(159)	$2.93
Balance at December 31, 2002	3,917	4,105	$7.47
Additional authorized under the 2000 Plan	500
Granted	(1,066)	1,066	$7.99
Cancelled	360	(360)	$8.60
Exercised	—	(439)	$3.30
Balance at December 31, 2003	3,711	4,372	$7.92
Additional authorized under the 2000 Plan	500
Granted	(3,324)	3,324	$4.00
Cancelled	1,251	(1,251)	$7.62
Exercised	—	(688)	$4.70
Balance at December 31, 2004	2,138	5,757	$6.11

Information relating to stock options outstanding at December 31, 2004 is as follows (in thousands, except per share amounts):

	Options Outstanding at December 31, 2004			Options Exercisable at
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	December 31, 2004
					Average
				Number	Weighted
				Outstanding	Exercise Price
$1.00-$4.05	2,395	8.89	$3.53	298	$1.26
$4.06-$8.00	1,873	8.39	$5.99	720	$7.36
$8.01-$10.00	578	7.24	$9.45	433	$9.56
$10.01-$16.00	911	7.23	$11.02	648	$11.05
	5,757			2,099

The Company’s board of directors may issue up to 20,000,000 shares of preferred stock without stockholder approval on such terms as the board might determine. The rights of the holders of common stock will be subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future.

Employee stock purchase plan

The Company’s 2000 employee stock purchase plan was adopted in October 2000 in connection with the Company’s Delaware re-incorporation, to become effective upon the pricing date of the Company’s initial public offering. A total of 500,000 shares of common stock have been reserved for issuance under the purchase plan. In addition, the purchase plan provides for an automatic annual increase in the number of shares reserved under the plan on January 1 of each year, equal to the lesser of 100,000 shares, one percent of the Company’s outstanding shares of common stock on such date or a lesser amount determined by the board of directors. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or a committee appointed by the board of directors.

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

Of the 500,000 shares authorized to be issued under the purchase plan, 332,000 shares remained available for issuance at December 31, 2004. Employees purchased 66,000, 55,000 and 47,000 shares in 2004, 2003 and 2002, respectively.

Deferred stock-based compensation cost to employees

During the years ended December 31, 2004, 2003 and 2002, the Company recorded deferred compensation cost of approximately $74,000, $0, and $314,000 respectively, which cost will be amortized in future periods. The 2004 deferred compensation cost represents the intrinsic value of options granted to purchase shares of the Company’s stock to newly appointed members of the Company’s board of directors that had an exercise price less than the fair market value of the Company’s common stock on the date of the option grant. This deferred compensation cost will be amortized over the option vesting period of 36 months using the graded vesting method. The 2002 deferred compensation cost represented the shares of common stock issued to certain employees of ATMOS part of the acquisition that were subject to vesting requirements, which cost is being amortized over the vesting period of 36 months using the graded vesting method.

During the years ended December 31, 2004, 2003 and 2002, the Company recorded stock compensation expenses of $68,000, $459,000, and $656,000, respectively, of which $50,000, $211,000, and $582,000, respectively, was attributable to the excess of the fair market value of the Company’s common stock over the price at which the Company granted stock options to employees. Stock compensation expenses in 2004, 2003 and 2002 also included $13,000, $227,000 and $74,000, respectively, for amortization of deferred compensation cost attributable to the fair market value of shares of the Company’s common stock issued to certain employees of ATMOS. In addition, the Company incurred $5,000 of stock compensation expense in 2004 related to the issuance of options to purchase the Company’s stock to newly appointed members of the Company’s board of directors that had an exercise price less than the fair market value of the Company’s stock on the date of the option grant. The Company also incurred $21,000 of stock compensation expense in 2003 due to modification of the Company’s 2000 employee stock option held a former member of the Company’s board of directors.

Deferred compensation expense is being amortized using the graded vesting method over the vesting period of each respective option, generally four years. The accelerated amortization results in expensing approximately 52% of the total award in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year.

Stockholder Rights Plan

The Company’s Stockholder Rights Plan, which was adopted in October 2000 and became effective June 27, 2001, is intended to protect stockholders from unfair or unfriendly takeover practices. In accordance with this plan, the board of directors declared a dividend distribution of one Series AA preferred stock purchase right on each outstanding share of its common stock held as of June 27, 2001, and on each share of common stock issued by the Company thereafter. Each right entitles the registered holder to purchase from the Company one one-thousandth share of Series AA preferred stock at a price of $110. The rights become exercisable in certain circumstances, including the acquisition by any person or group, or the commencement or announcement of a tender or exchange offer for the acquisition, of beneficial ownership of 15 % or more of the Company’s common stock without the approval of the board of directors (except for certain affiliates prior to the effective date of the Plan as to whom this ownership limit is 25%). The rights do not confer any rights as a stockholder until they are exercised. In the event the rights become exercisable, each right will entitle the holder to acquire shares of common stock of the Company or the acquiring corporation (in the event of merger or similar business combination) having a value equal to twice the purchase price of the right. The rights are redeemable by the Company prior to exercise at $0.01 per right and expire on October 11, 2010.

In 2004, the Company amended its Stockholder Rights Plan twice; once, in connection with the proposed acquisition of corporation by Synopsys, Inc, and a second time to permit the acquisition of shares representing more than 15% of its common stock by a brokerage firm that manages independent customer accounts and generally does not have any discretionary voting power with respect to such shares. Notwithstanding amendments of this nature, the Company’s intention is to maintain and enforce the terms of this plan, which could delay, deter or prevent an investor from acquiring the Company in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

Stock Repurchase Plan

On April 19, 2004, the Company announced that its board of directors authorized it to purchase up to $25 million of its common stock over the next 12 months. The share repurchases may be made, from time to time in the open market subject to market conditions and other factors, such as the Company’s belief that the repurchase will be beneficial to stockholders. These repurchases may be commenced or suspended at any time or from time to time without prior notice. To date the Company has repurchased approximately $4.7 million or 1.2 million shares of its common stock. All shares repurchased to date were retired in the third quarter of 2004.

The Company’s stock repurchases under the above plan are summarized below (in thousands except for share values):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Purchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet Be Purchased Under Plan
April 19, 2004 – July 31, 2004	—	$—	$—	$25,000
August 1, 2004 – August 31, 2004	1,117	3.93	4,386	20,614
September 1, 2004 – September 30, 2004	65	4.11	267	20,347
October 1, 2004 – December 31, 2004	—	—	—	20,347
Total	1,182	$3.94	$4,653

Note 8—Retirement Savings Plan:

Effective January 1997, the Company adopted the MoSys 401(k) Plan (the “Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years old are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. The Company makes a Matching Contribution on behalf of each Participant in an amount equal to 25% of a Participant’s Deferral Contributions during the Plan Year. The Company made matching contributions of $110,000, $107,000, and $98,000 in 2004, 2003 and 2002, respectively.

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

The Company sells its products and licenses its 1T-SRAM technologies to customers in the Far East, North America and Europe as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
North America	$4,602	$7,767	$8,007
Japan	4,609	7,146	13,365
Asia	1,191	3,969	5,646
Europe	419	351	773
Total	$10,821	$19,233	$27,791

Customers who accounted for at least 10% of total revenues were as follows:

	Year Ended December 31,
	2004	2003	2002
NEC	19%	14%	38%
Fujitsu	17%	—%	—%
Marvel	11%	—%	—%
Sony	—%	17%	—%
UMC	—%	11%	12%

Three customers accounted for 46%, 17% and 11% of gross accounts receivable, respectively, at December 31, 2004. Five customers accounted for 21%, 18%, 12%, 11% and 10% of gross accounts receivable, respectively, at December 31, 2003. The Company has not experienced any significant credit losses from its accounts receivable and none are currently expected. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. No amounts were written off in 2004, 2003 and 2002.

Net property, plant and equipment, classified by major geographic areas were as follows at December 31, 2004 and 2003.

	December 31,
	2004	2003
	(in thousands)
U.S.	$621	$1,110
Non-U.S.	64	686
Total	$685	$1,796

Note 10—Commitments and Contingencies:

The Company leases its facilities under non-cancelable operating leases that expire in 2005 through 2008. Rent expense was approximately $1,157,000, $1,143,000, and $925,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. Future minimum lease payments under the non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

Year Ended December 31,	Operating Leases
2005	$908
2006	393
2007	346
2008	117
Total minimum payments	$1,764

The Company leases certain equipment under non-cancelable lease agreements that are accounted for as capital leases. During Q4 2004 the Company paid in full all capital lease obligations. Equipment under these capital lease arrangements included in property and equipment aggregated approximately $176,000 at December 31, 2004 and has been fully depreciated. The Company has no non-cancelable purchase orders outstanding as of December 31, 2004.

Legal Matters

On March 31, 2004, UniRAM Technology, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. UniRAM’s complaint asserts that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and speculated that we improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner. Subsequent to March 31, 2004, UniRAM amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims for one of the two patents identified in the initial complaint. The Company believes that UniRAM’s complaint lacks merit and intends to vigorously defend against it.

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

Description	Balance at beginning of period	Charged to expenses	Credited to expenses	Balance at end of period
Allowance for doubtful accounts receivable:
Fiscal year ended December 31, 2004	$—	$—	$—	$—
Fiscal year ended December 31, 2003	$—	$—	$—	$—
Fiscal year ended December 31, 2002	$200	$75	$275	$—