Form 10-Q
period 2005-03-31
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2005-05-10
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES  ☒  NO  ☐

As of May 2, 2005, 30,467,795 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
March 31, 2005

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	a.	Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004

	b.	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)

	c.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)

	d.	Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Qualitative and Quantitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II—OTHER INFORMATION

Item 1.		Legal Proceedings

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.		Other Information

Item 6.		Exhibits and Reports on Form 8-K

Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2005	December 31, 2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,374	$31,714
Short-term investments	48,968	30,635
Accounts receivable	2,410	1,996
Unbilled contract receivable	6	57
Prepaid expenses and other current assets	3,147	2,939
Total current assets	63,905	67,341
Long-term investments	27,546	24,562
Property and equipment, net	598	685
Goodwill	12,326	12,326
Other assets	542	539
Total assets	$104,917	$105,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180	$120
Accrued expenses and other liabilities	2,484	3,314
Deferred revenue	2,900	1,372
Total current liabilities	5,564	4,806

Long-term portion of restructuring liability	219	239
Total liabilities	5,783	5,045
Commitments and contengencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,456 shares and 30,296 shares issued and outstanding at March 31, 2005 and December 31, 2004	304	303
Additional paid-in capital	98,566	98,278
Deferred stock-based compensation	(59)	(69)
Accumulated other comprehensive loss	(456)	(252)
Retained earnings	779	2,148
Total stockholders’ equity	99,134	100,408
Total liabilities and stockholders’ equity	$104,917	$105,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net revenue:
Product	$4	$162
Licensing	1,213	2,988
Royalty	1,466	1,353
Total net revenue	2,683	4,503

Cost of net revenue:
Product	—	150
Licensing	466	375
Total cost of net revenue	466	525

Gross profit	2,217	3,978

Operating expenses:
Research and development	1,603	2,226
Selling, general and administrative	2,476	2,764
Total operating expenses	4,079	4,990

Operating Loss	(1,862)	(1,012)
Interest and other income	513	361

Loss before provision for income taxes	(1,349)	(651)
Benefit (provision) for income taxes	(20)	130

Net loss	$(1,369)	$(521)

Net loss per share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)
Shares used in computing net loss per share:
Basic	30,442	30,845
Diluted	30,442	30,845
Allocation of stock-based compensation to operating expenses
Research and development	$—	$19
Selling, general and administrative	10	7
	$10	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	(1,369)	(521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	187	450
Amortization of deferred stock-based compensation	10	26
Changes in current assets and liabilities:
Accounts receivable	(414)	548
Unbilled contract receivable	51	(1,046)
Inventories	—	37
Prepaid expenses and other assets	(211)	1,122
Deferred revenue	1,528	(428)
Accounts payable	60	(2)
Accrued expenses and other liabilites	(764)	439
Restructuring liability	(86)	—
Net cash provided by (used in) operating activities	(1,008)	625

Cash flows from investing activities:
Purchase of property and equipment	(100)	(199)
Proceeds from sales and maturity of marketable securities	48,919	86,079
Purchase of marketable investments	(70,440)	(83,231)
Net cash provided by (used in) investing activities	(21,621)	2,649

Cash flows from financing activities:
Payment of capital lease obligations	—	(4)
Proceeds from exercise of common stock upon exercise of options	289	2,874
Net cash provided by financing activities	289	2,870

Net increase (decrease) in cash and cash equivalents	(22,340)	6,144

Cash and Cash Equivalents:
Beginning of the period	31,714	22,033
End of the period	$9,374	$28,177

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission.   The Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year. Certain amounts reported in the previous periods have been reclassified to conform to the presentation in the first quarter of 2005.

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

Revenue Recognition

Licensing

Licensing revenue consists of fees earned for engineering development and engineering support services. All contracts the Company has entered into to date require the Company to develop a design that meets a licensee’s specifications. In accordance with SOP 81-1 “Accounting for performance of construction-type and certain production type contracts”, when license agreements include deliverables that require “significant production, modification or customization”, contract accounting is applied. When the Company has significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenues are only recognized when collection is probable. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. Under the percentage to completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue the Company recognizes in any period. If inherent risks make estimates doubtful, the contract is accounted for under the completed contract method. Completion of the contract is based on the production of integrated circuit devices that have been validated by the customer.

For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. In the first quarter of each of 2005 and 2004, none of license revenue was recognized under the completed contract method.

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

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and most of its newer contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under our agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting us in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. The Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for a significant period, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. In the first quarter of each of 2005 and 2004, there was no license revenue from cancelled projects.

Royalty

Licensing contracts also provide for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company’s 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee’s report.

Product

Revenue from product sales is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations.  For each of the periods presented, there were no formal acceptance provisions with the end customers of our products.  In 2004, we phased out of selling our proprietary 1T-SRAM memory chips.  Currently, our product sales consist of selling the inventory previously written off.

Cost of revenue

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

Product

Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of the Company’s memory chip products by independent, third-party contractors. There are no reported costs associated with product revenue in the first quarter of 2005 as the products were sold from the inventory previously written off.

Goodwill

The Company reviews goodwill recorded from the acquisition of ATMOS Corp. on August 2002 for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Using the guidance in SFAS No. 142, the Company has determined that it has only one reporting unit at the entity level. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company performed the annual impairment test during the third quarter of 2004, and the test did not indicate impairment of goodwill as of September 30, 2004. In addition, every quarter the Company assesses whether there are indicators of potential impairment. As of March 31, 2005, it found no indicators of potential impairment.

Foreign Currency Translation

The Company has foreign offices located in Korea, Japan and France.  The functional currency of the Company’s foreign entities is the U.S. dollar. Accordingly, the financial statements of these entities, which are maintained in the local currency, are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollar were not material for any period presented and are included in the consolidated statements of operations.

Cash Equivalents, Short-term and Long-term Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of debt securities at the time of purchase. The Company’s short-term and long-term investments are carried at fair value, based on quoted market prices, with the unrealized holding gains and losses reported in stockholders’ equity. Realized gains and losses and declines in the value judged to be other-than-temporary are included in interest income. The cost of securities sold is based on the specific identification method.

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

Unbilled contract receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. The Company recorded $6,000 and $57,000 of unbilled contract receivable as of March 31, 2005 and December 31, 2004, respectively.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123R) which will become effective beginning in the first quarter of 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option under its stock option plans or related to the discounts the Company provided under its employee stock purchase plans. Under the new rules however, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards.  The Company expects this to lead to substantial additional compensation expense that will be included in the Company’s reported results of operations beginning January 1, 2006.

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(1,369)	$(521)
Stock-based compensation expense reported in consolidated statements of operations	10	23
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,142)	(1,076)
Pro forma	$(2,501)	$(1,574)
Losses per share:
Basic - as reported	$(0.04)	$(0.02)
Basic - pro forma	$(0.08)	$(0.05)
Diluted - as reported	$(0.04)	$(0.02)
Diluted - pro forma	$(0.08)	$(0.05)

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	Three Months Ended March 31,
Employee stock options	2005	2004
Expected life (in years)	5.0	5.0
Risk-free interest rate	3.7%-4.0%	3.2%
Volatility	79.6%	84.6%
Dividend yield	0%	0%

Employee stock purchase plan shares	2005	2004
Expected life (in years)	1.0	1.0
Risk-free interest rate	2.8%	1.3%
Volatility	88.5%	69.9%
Dividend yield	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.  Under this valuation model, the weighted average fair value of options granted for the three months ended March 31, 2005 and 2004 was $3.87 and $5.15, respectively. The weighted average estimated fair value of shares granted under the employee stock purchase plan for the three months ended March 31, 2005 and 2004 was $2.66 and $3.21, respectively.

Net loss per share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options.  For the three months ended March 31, 2005 and 2004, stock options to purchase 2.0 million and 806,000 shares with exercise prices greater than the average market prices of common stock at the end of each period were excluded from the respective computations of diluted net loss per share as their inclusion would be antidilutive.

The following table presents the calculation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net loss	(1,369)	(521)
Denominator:
Shares used in computing net loss per share:
Basic	30,442	30,845
Employee stock options and unvested common stock outstanding
Diluted	30,442	30,845
Net loss per share:
Basic	(0.04)	$(0.02)
Diluted	(0.04)	$(0.02)

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not. In the first quarter of 2005, deferred tax assets of $831,000 were included in prepaid expenses and other current assets.

Comprehensive loss

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive loss is unrealized gains and losses on available for sale securities. Accumulated other comprehensive loss as of March 31, 2005 and December 31, 2004 was $456,000 and $252,000, respectively.

The changes in other comprehensive loss were as follows, for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(1,369)	$(521)
Net unrealized gain/(loss) on available-for-sale securities:
Change in net unrealized gains/(loss)	(204)	120
Comprehensive loss	$(1,573)	$(401)

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

Note 2. Restructuring

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

On March 31, 2005, the Company had a total restructuring accrual of $343,000, comprised of unpaid employee severance costs of $7,000 and estimated lease abandonment costs of $336,000. All employees affected by the Company’s reduction in workforce were notified of the termination of their employment on November 10, 2004. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sublessees, which were derived from market trend information provided by a commercial real estate broker. The Company reviews these estimates periodically, if these assumptions materially change due to rental market factors, the ultimate restructuring expense for the abandoned facilities would be adjusted. No additional restructuring expenses were incurred in the first quarter of 2005.

The following table summarizes the activities under the 2004 Restructuring Plan from December 31, 2004 through March 31, 2005:

	Abandoned Space	Severance Related	Total
2004 provision	$406	$179	$585

Cash charges	—	(160)	(160)
Non-cash charges	4	—	4

Restructuring liability at December 31, 2004	410	19	429
Less current portion	171	19	190
Long-term portion of restructuring liability	$239	$—	$239

Q1 2005 Cash charges	(68)	(12)	(80)
Q1 2005 Non-cash charges	(6)	—	(6)

Restructuring liability at March 31, 2005	336	7	343
Less current portion	117	7	124
Long-term portion of restructuring liability	$219	$—	$219

Note 3. Guarantees

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

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended March 31,
	2005	2004
United States	$803	$1,275
Japan	1,580	2,622
Taiwan	77	539
Other Asian Countries	223	9
Europe	—	58
Total	$2,683	$4,503

For the quarter ended March 31, 2005 and 2004, NEC and Fujitsu represented 43% and 40% of total revenue, respectively. As of the end of March 31, 2005, the majority of long-lived assets are maintained in the United States.

Note 5. Contingencies

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial and other resources.  On March 31, 2004, UniRAM Technology, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement.  UniRAM’s complaint asserts that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and speculated that the Company improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner.  Subsequent to March 31, 2004, UniRAM amended its complaint twice, initially to add TSMC as a defendant and additional allegations to the suit, and the second time to drop all infringement claims for one of the two patents identified in the initial complaint.  The Company believes that UniRAM’s complaint lacks merit and intends to continue vigorously defending itself.

Note 6. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A provision for income taxes of $20,000 was recorded in the first quarter of 2005 and a benefit for income taxes of $130,000 was recorded in the first quarter of 2004. The effective tax rate was -1.5% in the first quarter of 2005 and 20% in the same period of 2004. Although the Company had a net loss for the first quarter of 2005, the tax provision for the first quarter was necessary for federal alternative minimum tax, state minimum tax, and foreign taxes.

Note 7. Stock Repurchase Program

On April 19, 2004, the Company announced that its board of directors authorized it to purchase up to $25 million of its common stock over the next 12 months.

The Company repurchased approximately $4.7 million or 1.2 million shares of its common stock in the third quarter of 2004 under that purchase program.

Note 8. Subsequent Event

On April 29, 2005, the Company’s board of directors authorized a new stock repurchase program for the purchase of up to $20 million of the Company’s common stock over the next 12 months.   The share repurchases may be made, from time to time in the open market subject to market conditions and other factors, including self-imposed black-out periods during which the Company and its insiders are prohibited from trading in the Company’s common stock.  While blackout periods typically occur towards the end of a fiscal quarter in anticipation of the public release of quarterly earnings, the Company may impose a blackout period at any time without advance public notice.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

MoSys® and 1T-SRAM® are our trademarks. Product names, trade names and trademarks of other companies are also referred to in this report.

Overview

We design, develop, license and market memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, such as SoCs. We have also sold memory chips based on our 1T-SRAM technologies.. In 2004, we ceased actively selling our proprietary 1T-SRAM memory chips.  Currently, our product sales consist of selling the inventory previously written off.  We do not expect to make and sell memory chips in the future.

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

As of March 31, 2005, we had signed license agreements related to our 1T-SRAM technologies with 49 companies, 16 of which have paid us royalties to date. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project.

During 2002, we purchased ATMOS Corporation, a semiconductor memory company focused on creating high-density, compiler-generated embedded memory solutions for SoC applications. Effective November 10, 2004, we closed the ATMOS research and development facility in Canada and terminated the employment of approximately 20 employees working there. We recorded restructuring charges related to the closure of approximately $585,000 in the fourth quarter of 2004 and none in the first quarter of 2005.

Sources of Revenue

We generate three types of revenue: licensing, royalties and product sales. Prior to 2001, we derived almost all our revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of our total revenue has declined significantly, while licensing and royalty revenues have grown substantially as a percentage of total revenue. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. By the end of third quarter of 2004, we had exited the product business except for minor ongoing sales of products required from time to time by historical customers for these products.

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

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer that is embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the commencement of production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from eighty thousand dollars to several million dollars per contract, depending on the scope and complexity of the development project, and the licensee’s rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow billing between milestones based on work performed. All license agreements entered into to date require us to meet performance specifications. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. Revenue is recognized when collectibility is probable. We use actual direct labor hours incurred to measure progress towards completion. We periodically evaluate the actual status of each project to determine whether the estimates to complete each contract remain accurate. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.  If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $6,000 and $2.2 million as of March 31, 2005 and 2004, respectively. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our newer contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services.  If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. For the three months ended March 31, 2005 and 2004, we recognized no licensing revenue from cancelled contracts.

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

Product sales.  In the second quarter of 2004, we have notified customers of our decision to discontinue sale of our memory chip products. As of the end of the third quarter of 2004, we had no remaining product inventory. Accordingly, we anticipate only minor ongoing sales of products that are required from time to time by their historical customers.

Critical Accounting Policies

Use of estimates.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

We believe that the following accounting policies are affected by estimates and judgments in the following manner:

Revenue.

Licensing.  In accordance with SOP 81-1 “Accounting for performance of construction-type and certain production type contracts”, when license agreements include deliverables that require “significant production, modification or customization”, contract accounting is applied. If a licensing contract involves performance specifications that we have significant experience in meeting and the direct labor hours to be incurred to complete the contract can be reasonably estimated, we recognize the revenue over the period in which the contract services are performed using the percentage of completion method. The percentage of completion method includes judgmental elements, such as determining that we have the experience to meet the design specifications and estimation of the total direct labor hours. We follow this method because we can obtain reasonably dependable estimates of the direct labor hours to perform the contracted services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate direct labor hours on a contract to contract basis from our experience in developing prior licensee’s designs. During the contract performance period, we review estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the direct labor hours to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined.

For contracts involving design specifications that we have not met previously, we defer the recognition of revenue until the design meets the contractual design specifications and expenses the cost of services as incurred. When we have experience in meeting design specifications, but do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost. For these arrangements, we recognize revenue using the completed contract method. Under the completed contract method, we recognize revenue when we have knowledge that the customer has successfully verified our design. In the first quarter of each of 2005 and 2004, none of license revenue was recognized under the completed contract method.

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

Goodwill. We review goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level.  For step one, we determine the fair value of our reporting unit using the market approach.  Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level.  If the fair value of the reporting unit exceeds the carrying value of net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. We performed the annual impairment test during the third quarter of 2004 and the test did not indicate impairment of goodwill as of September 30, 2004. As of March 31, 2005, we found no indicators of potential impairment.

Restructuring Charges. Restructuring charges related to the closure of our ATMOS research and development facility in Canada in 2004 require the use of estimates, primarily related to the cost of exiting facilities, including estimates and assumptions related to future maintenance costs, our ability to secure a sub-tenant, if applicable, and any sublease income to be received in the future.

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

Tax valuation allowance. When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our consolidated statement of operations unless the increase is attributable to stock based compensation deductions, which has been recorded directly to equity. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of March 31, 2005, we had a valuation allowance of approximately $10.8 million, of which approximately $6.2 million was attributable to Canadian net operating losses and $4.1 million was attributable to U.S. and state net operating loss and tax credit carryforwards.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenue.  Total revenue decreased to $2.7 million for the three months ended March 31, 2005 from $4.5 million for the three months ended March 31, 2004. Licensing revenue decreased to $1.2 million in the first quarter of 2005 from $3.0 million in the same period of 2004 as revenue was recognized from fewer projects compared to the same period in 2004. Licensing revenue represented 45% of total revenue in the first quarter of 2005, compared to 66% in the same period in 2004. Royalty revenue increased to $1.5 million in the first quarter of 2005 from $1.4 million in the same period of 2004, and represented 55% of total revenue in the first quarter of 2005, compared to 30% for the same period in 2004. In the three months ended March 31, 2005, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 27% of total revenue, an increase from 7% of our total revenue from the same period in 2004. During the first quarter of 2005, we had four new royalty customers who incorporated our technology into their production.

A small number of customers continue to account for a significant percentage of our total revenue. For the first quarter ended March 31, 2005 and 2004, NEC and Fujitsu represented 43% and 40% of total revenue, respectively. For information regarding revenues recorded by us in three months ended March 31, 2005 and 2004 from customers residing in the United States or residing in a foreign country, please refer to note 4, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars. For a discussion of certain risks related to our revenue concentration, please see “Risk Factors—We expect our revenue to be highly concentrated”.

Gross Profit.  Gross profit decreased to $2.2 million in the three months ended March 31, 2005 from $4.0 million in the same period of 2004 due to the decline in licensing revenue. Gross profit as a percentage of total revenue decreased to 83% in the first quarter of 2005 from 88% in the corresponding period of 2004 due to the decline in licensing gross profit, which fell to 62% in the first quarter of 2005 from 87% in the same quarter of 2004.  This decline in licensing gross profit resulted from higher cost incurred in fulfilling our obligations under new license agreements than we had originally estimated or had historically experienced.

Research and Development.  Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products.  Research and development expenses decreased to $1.6 million in the first quarter of 2005 from $2.2 million in the same quarter of 2004 due to the closure of our ATMOS research and development facility in Ottawa, Canada in November of 2004. There were no research and development expenses incurred at the ATMOS facility in the first quarter of 2005 compared to $600,000 incurred in the same quarter of 2004.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $2.5 million in the first quarter of 2005 from $2.8 million in the same period of 2004 due to lower headcount in our sales and marketing organization in the first quarter of 2005. In the first quarter of 2004, legal and professional fees were higher compared to the same period in 2005 due to almost $900,000 of costs associated with the aborted acquisition by Synopsys. In the first quarter of 2005, selling, general and administrative expenses included legal expenses related to UniRAM litigation of $342,000.

Interest and Other Income.  Interest and other income increased to $513,000 in the first quarter of 2005 from $361,000 in the same period of 2004 due primarily to higher interest rates.

Provision for Income Taxes.  The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  A provision for income taxes of $20,000 was recorded in the first quarter of 2005 and a benefit for income taxes of $130,000 was recorded in the first quarter of 2004. Although we had a net loss for the first quarter of 2005, the tax provision for the first quarter was necessary for federal alternative minimum tax, state minimum tax, and foreign taxes.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2005, we had cash and cash equivalents and long and short-term investments of $85.9 million. As of the same date, we had total working capital of $58.4 million. Our primary capital requirements are to fund working capital needs.

Net cash used in operating activities was $1.0 million in the first three months of 2005 and net cash provided by operating activities was $625,000 in the first three months ended March 31, 2004, respectively. Net cash used in operating activities in the first three months of 2005 resulted primarily from the net loss of $1.4 million, higher deferred revenue of $1.5 million due to increased billings related to our new licensing agreements entered in the first quarter of 2005 offset by reduced accrued liabilities. Net cash provided by operating activities for the first quarter of 2004 resulted primarily from an increase in unbilled contract receivables and lower prepaid expenses and other assets mainly due to the receipt of a tax refund.

Net cash used in investing activities was approximately $21.6 million in the first three months of 2005 compared to net cash provided by investing activities was approximately $2.6 million in the first three months in 2004. Net cash used in investing activities for the first three months of 2005 resulted primarily from purchases of short-term and long-term marketable securities of $21.5 million, net of proceeds from disposition of investment securities.  For the first three months of 2004, net cash provided by investing activities consisted primarily of investment of short-term and long-term marketable securities of $2.8 million, net of proceeds from the disposition and purchases of investment securities.

Net cash provided by financing activities was $291,000 and $2.9 million in the first three months of 2005 and 2004, respectively. Net cash provided by financing activities for the first three months of 2005 and 2004 primarily consisted of proceeds received from the exercise of employee options to purchase common stock.

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

Lease Commitments and Off Balance Sheet Financing

As of March 31, 2005, we had $1.7 million of total future operating lease obligations compared to $2.7 million in the same period in 2004. The following table identifies our contractual obligations as of March 31, 2005 that will impact our liquidity and cash flow in future periods:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Operating Lease Obligations	$1,701	$736	$928	$37	$—

We did not have any unconditional purchase obligations as of March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123R) which will become effective beginning in the first quarter of 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, we generally do not recognize any compensation related to stock option grants under our stock option plans or related to the discounts provided under our employee stock purchase plans. Under the new rules however, we will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. We expect this to lead to substantial additional compensation expense that will be included in our reported results of operations beginning January 1, 2006.

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

An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders as licensees of our technology. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our technology. If a high-profile industry participant adopts our technology for one or more of its products but fails to achieve success with those products, or is unable to successfully implement our technology, other industry participants’ perception of our technology could be harmed. Any such event could reduce the number of future licenses of our technology. Likewise, were a market leader to adopt and achieve success with a competing technology, our reputation and licensing program could be harmed.

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

Our licenses require us to deliver a customized 1T-SRAM memory block or several blocks, within an agreed technical specification by a certain delivery timetable. This requires us to furnish a unique design for each customer, which can make the development schedule difficult to predict and involves extensive interaction with our customers’ engineers.  From time to time, we experience delays in delivering our customized memory technology that meets the agreed technical specifications, which can result from slower engineering progress than we originally anticipated or there might be factors outside of our control, such as the customer’s delay in completing verification of the customer’s chip.  Such delays may affect the timing of recognition of revenues from a particular project and can adversely affect our operating results.

In addition, any failure to meet the time requirements as well as the agreed upon technical specifications of our customized memory technology could lead to the failure to collect or a delay in payment from our licensee, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results. Furthermore, a customer may assert that we are responsible for delays and cost overruns and demand reimbursement for some of its costs. In 2004, we reduced revenue by $450,000 for a reimbursement given to a customer for excess verification costs incurred by the customer.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended March 31, 2005 and 2004, NEC and Fujitsu represented 43% and 40% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Furthermore, our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2005 and 2004 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 27% and 7% of total revenue in the first quarter of 2005 and 2004, respectively. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot assure you that Nintendo’s sales of product incorporating our technology will increase beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of March 31, 2005, two customers represented 84% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

Our embedded memory technology is unique and the occurrence of manufacturing difficulties or low production yields, that if not corrected, could hinder market acceptance of our technology and reduce future revenue.

Complex technologies like ours could be adversely affected by difficulties in adapting our 1T-SRAM technologies to our licensees’ product design or to the manufacturing process technology of a particular foundry or semiconductor manufacturer.  Some of our customers have experienced lower than expected yields when initially integrating our design into their SoC.  We work closely with our customers to resolve any design or process issues in order to achieve the optimum production yield.

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

We expect to incur substantial expenses litigating the matter during 2005, at least, and potentially thereafter.  In addition, although we expect to prevail in the lawsuit, if we do not, we may be required to pay substantial damages and/or the attorneys’ fees and expenses of the other party, as well as our own.  Any such damages and/or expenses could adversely affect our results of operation and cause net losses for the periods in which we record them.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of March 31, 2005, we held 76 patents in the United States, which expire at various times from 2011 to 2023, and 39 corresponding foreign patents. In addition, as of March 31, 2005, we had eight patent applications pending in the United States and 21 pending foreign applications, and had received notice of allowance of three patent applications pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

The size of our company has increased substantially as we grew from 43 employees in January 2001 to 71 employees in March 2005. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to—

•                                          implement and manage new marketing channels to penetrate different and broader markets for our 1T-SRAM technologies;

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

Our executive officers, directors and their affiliates or non-affiliate related entities, in the aggregate, beneficially own approximately 14% of our common stock. These stockholders acting together have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise involve the payment of a premium for your shares of our common stock.

Potential volatility of the price of our common stock could negatively affect your investment.

We cannot assure you that there will continue to be an active trading market for our common stock. Recently, the stock market, as well as our common stock, has experienced significant price and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline.  In April 2004, we announced that our board of directors had authorized the repurchase of up to $25 million of our common stock from time to time over the succeeding 12 months, and as result, we repurchased approximately $4.7 million or 1.2 million shares of our common stock. We have announced a repurchase program for up to $20 million of outstanding common stock over the next 12 months.  Any such repurchases could impact the price of our common stock and increase volatility.

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

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations. The portfolio dollar-weighted average maturity of these investments is within twelve months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $79.0 million as of March 31, 2005, and earn an average interest rate of approximately 2.5% during the first quarter of 2005, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

ITEM 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our principal executive and principal financial officers believe that disclosure controls and procedures were effective as of March 31, 2005.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 and identified two material weaknesses: one was the ineffective controls over the preparation and review of account reconciliations and the other one was the ineffective controls over the application of our revenue recognition policy for recording revenue under long term license development contracts using the percentage-of-completion method for accounting. To address these ineffective controls, during the quarter ended March 31, 2005 we have implemented two measures that we believe will increase the effectiveness of our controls. First, we have retained additional personnel in order to manage the control process more effectively. Second, we have increased the amount of time necessary to allow for a thorough review of all journal entries and a full reconciliation of all balance sheet accounts and all keys accounts under statement of operations for the first quarter of 2005 financial statements prior to the release of the financial statements for audit or review by our independent registered public accounting firm.  As a result of our implementation of these measurements, we believe that all material weaknesses identified as of December 31, 2004 were remediated in the first quarter of 2005.  Aside from the foregoing there were no other changes in internal control during the period that materially affected or were reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5.                             Other Information

None.

ITEM 6.                             Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

(b)         Reports on Form 8-K

On January 5, 2005, we filed a report on Form 8-K regarding the departure of our President and Chief Executive Officer, Fu-Chieh Hsu and appointment of Chief Financial Officer, Mark Voll, as Interim Chief Executive Officer.

On February 1, 2005, we filed a report on Form 8-K regarding the election of the new member, Chenming Hu, to the Board of Directors.

On February 9, 2005, we filed a report on Form 8-K regarding our results of operations and financial condition for the fourth quarter of 2004 and full fiscal year ended December 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005

/s/ Mark Voll
Interim Chief Executive Officer, Vice President of Finance and Administration, Secretary and Chief Financial Officer Vice President, Finance and Administration