Form 10-Q
period 2005-06-30
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2005-08-09
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-32929

Monolithic System Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0291941
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

755 N. Mathilda Avenue Sunnyvale, California, 94085
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

YES  ☒  NO  ☐

As of August 4, 2005, 30,513,011 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
June 30, 2005

INDEX

PART I —	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	a.	Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004

	b.	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (Unaudited)

	c.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)

	d.	Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Qualitative and Quantitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II —	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits
Signatures
Section 1350 Certifications

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,496	$31,714
Short-term investments	52,057	30,635
Accounts receivable	1,224	1,996
Unbilled contract receivable	100	57
Prepaid expenses and other current assets	3,076	2,939
Total current assets	64,953	67,341
Long-term investments	25,740	24,562
Property and equipment, net	1,051	685
Goodwill	12,326	12,326
Other assets	593	539
Total assets	$104,663	$105,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51	$120
Accrued expenses and other liabilities	3,554	3,314
Deferred revenue	2,050	1,372
Total current liabilities	5,655	4,806
Long-term portion of restructuring liability	232	239
Total liabilities	5,887	5,045
Commitment and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at June 30, 2005 and December 31, 2004
Common stock, $0.01 par value; 120,000 shares authorized; 30,477 shares and 30,296 shares issued and outstanding at June 30, 2005 and December 31, 2004	304	303
Additional paid-in capital	98,636	98,278
Deferred stock-based compensation	(50)	(69)
Accumulated other comprehensive loss	(314)	(252)
Retained earnings	200	2,148
Total stockholders’ equity	98,776	100,408
Total liabilities and stockholders’ equity	$104,663	$105,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue:
Product	$6	$681	$10	$843
Licensing	1,940	1,310	3,153	4,298
Royalty	1,121	1,415	2,587	2,768
Total net revenue	3,067	3,406	5,750	7,909

Cost of net revenue
Product	—	394	—	544
Licensing	609	483	1,075	858
Total cost of net revenue	609	877	1,075	1,402

Gross profit	2,458	2,529	4,675	6,507

Operating expenses:
Research and development	1,320	1,968	2,923	4,194
Selling, general and administrative	2,206	5,263	4,682	8,027
Restructuring expenses	114	—	114	—
Total operating expenses	3,640	7,231	7,719	12,221

Operating loss	(1,182)	(4,702)	(3,044)	(5,714)
Interest and other income	605	269	1,118	630

Loss before provision for income taxes	(577)	(4,433)	(1,926)	(5,084)
Benefit (provision) for income taxes	(2)	378	(22)	508

Net loss	$(579)	$(4,055)	$(1,948)	$(4,576)

Net loss per share:
Basic	$(0.02)	$(0.13)	$(0.06)	$(0.15)
Diluted	$(0.02)	$(0.13)	$(0.06)	$(0.15)
Shares used in computing net loss per share:
Basic	30,465	30,786	30,453	30,816
Diluted	30,465	30,786	30,453	30,816
Allocation of stock-based compensation to operating expenses
Research and development	$—	$13	$—	$32
Selling, general and administrative	9	13	19	20
	$9	$26	$19	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,948)	$(4,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	328	850
Amortization of deferred stock-based compensation	19	52
Changes in current assets and liabilities:
Accounts receivable	772	27
Unbilled contract receivable	(43)	(157)
Inventories	—	386
Prepaid expenses and other assets	(191)	979
Deferred revenue	678	(486)
Accounts payable	(69)	1,294
Accrued expenses and other liabilites	280	1,090
Restructuring liability	(47)	—
Net cash used in operating activities	(221)	(541)
Cash flows from investing activities:
Purchase of property and equipment	(696)	(277)
Proceeds from sales and maturity of marketable securities	86,934	245,264
Purchase of marketable investments	(109,594)	(229,277)
Net cash provided by (used in) investing activities	(23,356)	15,710
Cash flows from financing activities:
Payment of capital lease obligations	—	(8)
Proceeds from exercise of common stock upon exercise of options	359	3,010
Net cash provided by financing activities	359	3,002
Net increase (decrease) in cash and cash equivalents	(23,218)	18,171
Cash and cash equivalents at beginning of period	31,714	22,033
Cash and cash equivalents at end of period	$8,496	$40,204

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year. Certain amounts reported in the previous periods have been reclassified to conform to the presentation in the second quarter of 2005.

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

Revenue Recognition

Licensing

Licensing revenue consists of fees earned for engineering development and engineering support services. All contracts the Company has entered into to date require the Company to develop a design that meets a licensee’s specifications. In accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production -Type Contracts”, when license agreements include deliverables that require “significant production, modification or customization”, contract accounting is applied. When the Company has significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenues are only recognized when collection is probable. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. Under the percentage to completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue the Company recognizes in any period. If inherent risks make estimates doubtful, the contract is accounted for under the completed contract method. Completion of the contract is based on the production of integrated circuit devices that have been validated by the customer.

For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. In the first six months ending June 30 of 2005 and 2004, none of license revenue was recognized under the completed contract method.

When the Company provides a combination of products and services to customers, in addition to the considerations noted above, it evaluates the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of accounting for arrangements under which the Company will perform multiple revenue generating activities. Under the Company’s support and maintenance arrangements, it provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and most of its newer contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under our agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting us in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. The Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for a significant period, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. In the first six months of 2005 and 2004, there was no license revenue from cancelled projects.

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

Product

Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of the Company’s memory chip products by independent, third-party contractors. There are no reported costs associated with product revenue in the first two quarters of 2005 as the products were sold from the inventory previously written off.

Goodwill

The Company reviews goodwill recorded from the acquisition of ATMOS Corp. on August 2002 for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Using the guidance in SFAS No. 142, the Company has determined that it has only one reporting unit at the entity level. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company performed the annual impairment test during the third quarter of 2004, and the test did not indicate impairment of goodwill as of September 30, 2004. In addition, every quarter the Company assesses whether there are indicators of potential impairment. As of June 30, 2005, it found no indicators of potential impairment.

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

Unbilled contract receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. The Company recorded $100,000 and $57,000 of unbilled contract receivable as of June 30, 2005 and December 31, 2004, respectively.

Research and development

Engineering cost is generally recorded as research and development expense in the period incurred.

Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company’s stock on the date of grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18. Deferred stock-based compensation is being amortized using straight-line vesting over the vesting period of each respective option, which is generally four years.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (SFAS 123R) which will become effective beginning in the first quarter of 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option under its stock option plans or related to the discounts the Company provided under its employee stock purchase plans. Under the new rules however, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards.  The Company expects this to lead to substantial additional compensation expense that will be included in the Company’s reported results of operations beginning January 1, 2006.

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(579)	$(4,055)	$(1,948)	$(4,576)
Stock-based compensation expense reported in consolidated statements of operations	9	26	19	52
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,117)	(1,112)	(2,267)	(2,322)
	$(1,687)	$(5,141)	$(4,196)	$(6,846)
Losses per share:
Basic - as reported	$(0.02)	$(0.13)	$(0.06)	$(0.15)
Basic - pro forma	$(0.06)	$(0.17)	$(0.14)	$(0.22)
Diluted - as reported	$(0.02)	$(0.13)	$(0.06)	$(0.15)
Diluted - pro forma	$(0.06)	$(0.17)	$(0.14)	$(0.22)

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee stock options	2005	2004	2005	2004
Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	3.7%-4.1%	3.6%	3.7%-4.1%	3.2%-3.6%
Volatility	77.5%	100.0%	78.5%	85.9%
Dividend yield	0%	0%	0%	0%

Employee stock purchase plan shares	2005	2004	2005	2004
Expected life (in years)	n/a	1.0	1.0	1.0
Risk-free interest rate	n/a	1.5%	2.8%	1.3%-1.5%
Volatility	n/a	84.1%	88.5%	84.5%
Dividend yield	n/a	0%	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.  Under this valuation model, the weighted average fair value of options granted for the three months ended June 30, 2005 and 2004 was $3.83 and $5.16 respectively. The weighted average fair value of options granted for six months ended June 30, 2005 and 2004 was $3.85 and $5.15 respectively.  In the second quarter of 2005, there were no stock purchases under the employee stock purchase plan.  In the second quarter of 2004, the additional stock purchases under the employee stock purchase plan were made due to the planned acquisition by Synopsys.  For the three months ended June 30, 2004, the weighted average estimated fair value of shares granted under the additional stock purchases was $3.25.  The weighted average estimated fair value of shares granted under the employee stock purchase plan for the six months ended June 30, 2005 and 2004 was $2.66 and $3.22, respectively.

Net loss per share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options.  For the three months ended June 30, 2005 and 2004, stock options to purchase 1.6 million and 764,000 shares, respectively, and for the six months ended June 30, 2005 and 2004 stock options to purchase 1.8 million and 785,000 shares, respectively, which options had exercise prices greater than the average market prices of common stock at the end of each period were excluded from the respective computations of diluted net loss per share as their inclusion would be antidilutive.

The following table presents the calculation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(579)	$(4,055)	$(1,948)	$(4,576)
Denominator:
Shares used in computing net loss per share:
Basic	30,465	30,786	30,453	30,816
Diluted	30,465	30,786	30,453	30,816
Net loss per share:
Basic	$(0.02)	$(0.13)	$(0.06)	$(0.15)
Diluted	$(0.02)	$(0.13)	$(0.06)	$(0.15)

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not. As of December 31, 2004 and June 30, 2005, deferred tax assets of $831,000 were included in prepaid expenses and other current assets.

Comprehensive loss

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive loss is unrealized gains and losses on available for sale securities. Accumulated other comprehensive loss as of June 30, 2005 and December 31, 2004 was $314,000 and $252,000, respectively.

The changes in other comprehensive loss were as follows, for the three months ended June 30, 2005 and 2004 (in thousands):

	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(579)	$(4,055)	$(1,948)	$(4,576)
Net unrealized gain/(loss) on available-for-sale securities:
Change in net unrealized gain/(loss)	142	(385)	(62)	(265)
Comprehensive loss	$(437)	$(4,440)	$(2,010)	$(4,841)

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

Note 2. Restructuring

On November 10, 2004, the Company announced its plan to close the ATMOS research and development facility in Canada to reduce operating expenses and to further align the Company’s business with market conditions, future revenue expectations and planned future product direction. As part of this plan, the Company implemented a reduction in workforce of approximately 20 employees, which represented 20% of its workforce.  On July 15, 2005, the Company signed an agreement to sublease the ATMOS facility, which the Company occupies under long-term operating leases through 2008.

On June 30, 2005, the Company had a total restructuring estimated lease abandonment accrual of $381,000. This estimate was revised from previous quarters to take into account the new sublease agreement that the Company signed on July 15, 2005. The Company reviews these estimates periodically, and if the pertinent assumptions materially change, the ultimate restructuring expense for the abandoned facilities will be adjusted in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As a result of the new sublease, the Company incurred $114,000 of additional restructuring expenses in the second quarter of 2005.

The following table summarizes the activities under the 2004 Restructuring Plan from December 31, 2004 through June 30, 2005:

	Abandoned	Severance
	Space	Related	Total

2004 provision	$406	$179	$585
Cash charges	—	(160)	(160)
Non-cash adjustment	4	—	4
Restructuring liability at December 31, 2004	410	19	429
Less current portion	171	19	190
Long-term portion of restructuring liability	$239	$—	$239

First quarter 2005 Cash charges	(68)	(12)	(80)
First quarter 2005 Non-cash adjustment	(6)	—	(6)
Restructuring liability at March 31, 2005	336	7	343
Less current portion	117	7	124
Long-term portion of restructuring liability	$219	$—	$219

Second quarter 2005 Provision	114	—	114
Second quarter 2005 Cash charges	(67)	(6)	(73)
Second quarter 2005 Non-cash adjustment	(2)	(1)	(3)
Restructuring liability at June 30, 2005	381	—	381
Less current portion	149	—	149
Long-term portion of restructuring liability	$232	$—	$232

Note 3. Guarantees

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify the other party to such arrangement from any losses incurred relating to losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to patent infringement.  The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the fees received by the Company, although in some contracts the Company’s potential obligation may be greater. To date, the Company has not made any payments related to these indemnifications.

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
United States	$928	$1,777	$1,731	$3,052
Japan	2,005	931	3,585	3,553
Taiwan	130	339	207	878
Other Asian Countries	4	7	227	16
Europe	—	352	—	410
Total	$3,067	$3,406	$5,750	$7,909

For three months ended June 30, 2005, NEC represented 56% of total revenue. For the quarter ended June 30, 2004, our two largest customers, NEC and Advanced Power Components represented 23% and 10% of total revenue, respectively. For the first half of 2005, NEC represented 50% of total revenue. For the six months ended June 30, 2004, Fujitsu and NEC represented 23% and 14% of total revenue, respectively. As of the end of June 30, 2005, the majority of long-lived assets are maintained in the United States.

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

In the second quarter of 2005, the Company recorded a contingent liability of  $240,000 related to a claim made by one of the Company’s customers concerning excess verification costs incurred by the customer in implementing a custom design for 1T-SRAM memory technology under a licensing contract.  The total claim made by the customer was approximately $840,000, but the Company does not believe the claim is valid. The customer has successfully incorporated the Company’s technology to its products, and the Company believes that it performed its obligations as required under the contract. This customer owes additional licensing fees and accrued royalties to the Company, which has taken a reserve for a contingent liability equal to the amount of the current receivables, while seeking to negotiate a resolution of this claim with the customer. Due to the offsetting amounts, there was no increase in the net loss during the period. The Company reviews this estimate periodically and will adjust the amount of this contingent liability in accordance with SFAS No. 5, “Accounting for Contingencies” as required.

Note 6. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A provision for income taxes of  $22,000 was recorded in the first six months of 2005 and a benefit for income taxes of  $508,000 was recorded in the same period of 2004.  The effective income tax rate was (1%) for the six months ended June 30, 2005 and 10% for the same period in 2004.  The effective tax rate changed in 2005 compared to 2004 primarily due to a forecasted U.S. tax loss and the valuation allowance on deferred tax assets.

Note 7. Stock Repurchase Program

On April 19, 2004, the Company announced that its board of directors authorized the repurchase of up to $25 million of its common stock over the next 12 months.  The Company repurchased approximately $4.7 million or 1.2 million shares of its common stock in 2004 under that repurchase program. On April 29, 2005, the Company’s board of directors authorized a new stock repurchase program for the purchase of up to $20 million of the Company’s common stock over the next 12 months.   No shares were repurchased under the new stock repurchase program in the first six months of 2005.

Note 8. Subsequent Event

On July 15, 2005, the Company signed an agreement to sublease the ATMOS facility, which the Company occupies under long-term operating leases through the end of April 2008. Under the agreement, the Company subleases approximately 15,000 square feet of space in Ontario, Canada. The sublease expires at the end of April 2008.

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

Overview

We design, develop, license and market memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, such as SoCs. We have also sold memory chips based on our 1T-SRAM technologies. In 2004, we ceased actively selling our proprietary 1T-SRAM memory chips.  Currently, our product sales consist of selling the inventory previously written off.  We do not expect to make and sell memory chips in the future.

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

As of June 30, 2005, we had signed license agreements related to our 1T-SRAM technologies with 49 companies, 17 of which have paid us royalties to date. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project.

During 2002, we purchased ATMOS Corporation, a semiconductor memory company focused on creating high-density, compiler-generated embedded memory solutions for SoC applications. Effective November 10, 2004, we closed the ATMOS research and development facility in Canada and terminated the employment of approximately 20 employees working there. We recorded restructuring charges related to the closure of approximately $585,000 in the fourth quarter of 2004 and $114,000 in the second quarter of 2005.

During the second quarter of 2005, we announced the availability of the first of what we anticipate will be a family of 1T-SRAM “CLASSIC Memory Macros”, which will be pre-configured, high-density, high-speed, low-power memory macros using silicon-proven 0.13-micron cores requiring far less custom design by us.  By adding this set of macros to our custom-designed embedded memory products, we hope to provide our customers with less expensive silicon-proven 1T-SRAM memories for rapid integration of high-density embedded memory into their SoC designs.

We also announced during the second quarter of 2005 the availability of our 1T-SRAM memory compiler for standard 0.13-micron CMOS logic processes. The compiler targets processes from all the leading foundries including Chartered Semiconductor Manufacturing Ltd., or Chartered, Semiconductor Manufacturing International Corporation or SMIC, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC and United Microelectronics Corporation, or UMC.  Our memory compiler is a web-accessible tool automatically generating a wide variety of design scenarios for our 1T-SRAM memories, enabling design engineers to evaluate different memory configurations for their designs more quickly and easily.

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

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer that is embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the commencement of production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from eighty thousand dollars to several million dollars per contract, depending on the scope and complexity of the development project, and the licensee’s rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow billing between milestones based on work performed. All license agreements entered into to date require us to meet performance specifications. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. Revenue is recognized when collectibility is probable. We use actual direct labor hours incurred to measure progress towards completion. We periodically evaluate the actual status of each project to determine whether the estimates to complete each contract remain accurate. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.  If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $100,000 and $1.3 million as of June 30, 2005 and 2004, respectively. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our newer contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services.  If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During each of the three- month and six-month periods ended June 30, 2005 and 2004, we recognized no licensing revenue from cancelled contracts.

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

Product sales.  In the second quarter of 2004, we have notified customers of our decision to discontinue sale of our memory chip products. As of the end of the third quarter of 2004, we had no remaining product inventory. In the future, we anticipate only minor ongoing sales of products that are required from time to time by their historical customers.

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

For contracts involving design specifications that we have not met previously, we defer the recognition of revenue until the design meets the contractual design specifications and expense the cost of services as incurred. When we have experience in meeting design specifications, but do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost. For these arrangements, we recognize revenue using the completed contract method. Under the completed contract method, we recognize revenue when we have knowledge that the customer has successfully verified our design. In the first six months of 2005 and 2004, none of our license revenue was recognized under the completed contract method.

Under our support and maintenance arrangements, we provide unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance. When we provide a combination of products and services to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.

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

Goodwill. We review goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level.  For step one, we determine the fair value of our reporting unit using the market approach.  Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level.  If the fair value of the reporting unit exceeds the carrying value of net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. We performed the annual impairment test during the third quarter of 2004 and the test did not indicate impairment of goodwill as of September 30, 2004. As of June 30, 2005, we found no indicators of potential impairment.

Restructuring Charges. Restructuring charges related to the closure of our ATMOS research and development facility in Canada in 2004 require the use of estimates, primarily related to the cost of exiting facilities, including estimates and assumptions related to future maintenance costs, our ability to secure a sub-tenant, and any sublease income to be received in the future.

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

Tax valuation allowance. When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our consolidated statement of operations unless the increase is attributable to stock based compensation deductions, which has been recorded directly to equity. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of June 30, 2005, we had deferred tax assets of $11.6 million of which approximately $10.8 million was offset by a valuation allowance. This allowance consisted of approximately $6.2 million in Canadian net operating losses and $4.1 million in U.S. federal and state net operating loss and tax credit carryforwards.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenue.  Total revenue decreased to $3.1 million for the three months ended June 30, 2005 from $3.4 million for the three months ended June 30, 2004. Licensing revenue increased to $1.9 million in the second quarter of 2005 from $1.3 million in the same period of 2004 as more revenue was recognized from new projects in the second quarter of 2005 than the same period in 2004. Licensing revenue represented 63% of total revenue in the second quarter of 2005, compared to 38% in the same period in 2004. Royalty revenue decreased to $1.1 million in the second quarter of 2005 from $1.4 million in the same period of 2004, and represented 37% of total revenue in the second quarter of 2005, compared to 42% for the same period in 2004. In the three months ended June 30, 2005, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 13% of total revenue, an increase from 11% of our total revenue from the same period in 2004.

A small number of customers continues to account for a significant percentage of our total revenue. For three months ended June 30, 2005, NEC represented 56% of total revenue. For the quarter ended June 30, 2004, our two largest customers, NEC and Advanced Power Components represented 23% and 10% of total revenue, respectively. For the first half of 2005, NEC represented 50% of total revenue. For the six months ended June 30, 2004, Fujitsu and NEC represented 23% and 14% of total revenue, respectively. For information regarding revenues recorded by us in three months and six months ended June 30, 2005 and 2004 from customers residing in the United States or residing in a foreign country, please refer to note 4, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars. For a discussion of certain risks related to our revenue concentration, please see “Risk Factors—We expect our revenue to be highly concentrated”.

Gross Profit.  Gross profit was $2.5 million in the three months ended June 30, 2005 and in the same period of 2004. Gross profit as a percentage of total revenue increased to 80% in the second quarter of 2005 from 74% in the corresponding period of 2004 due to the increased licensing gross profit mainly due to revenue recognized under higher margin projects we signed contracts for in the first quarter of 2005.  In addition, in the second quarter of 2005, we had higher proportion of licensing revenue compared to the same quarter in 2004, which increased the gross profit as a percentage of total revenue in the second quarter of 2005.

Research and Development.  Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products.  Research and development expenses decreased to $1.3 million in the second quarter of 2005 from $2.0 million in the same quarter of 2004 due to the closure of our ATMOS research and development facility in Ottawa, Canada in November of 2004. There were no research and development expenses incurred at the ATMOS facility in the second quarter of 2005 compared to $600,000 incurred in the same quarter of 2004.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $2.2 million in the second quarter of 2005 from $5.3 million in the same period of 2004. In the second quarter of 2004, legal and professional fees were higher compared to the same period in 2005 due to $3.7million of costs associated with the aborted acquisition by Synopsys and litigation expenses related to the Synopsys and UniRAM Technology matters. In the second quarter of 2005, selling, general and administrative expenses included legal expenses related to the UniRAM litigation of $440,000.

Restructuring Charges.  On November 10, 2004, we announced our plan to close the ATMOS research and development facility in Canada to reduce operating expenses and to further align our business with market conditions, future revenue expectations and planned future product direction. As part of this plan, we implemented a reduction in workforce of approximately 20 employees, which represented 20% of our workforce. On July 15, 2005, we signed an agreement to sublease the ATMOS facility, which we occupy under long-term operating leases through 2008.

On June 30, 2005, we had a total restructuring accrual of $381,000 which represented an estimated lease abandonment costs. This estimate was revised from previous quarters to take into account the new sublease agreement that we signed on July 15, 2005. We review these estimates periodically, and if the pertinent assumptions materially change, the ultimate restructuring expense for the abandoned facilities will be adjusted in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As a result of the new sublease, we incurred $114,000 of additional restructuring expenses in the second quarter of 2005.

The following table summarizes activities under the 2004 Restructuring Plan from December 31, 2004 through June 30, 2005:

	Abandoned	Severance
	Space	Related	Total

2004 provision	$406	$179	$585
Cash charges	—	(160)	(160)
Non-cash adjustment	4	—	4
Restructuring liability at December 31, 2004	410	19	429
Less current portion	171	19	190
Long-term portion of restructuring liability	$239	$—	$239

First quarter 2005 Cash charges	(68)	(12)	(80)
First quarter 2005 Non-cash adjustment	(6)	—	(6)
Restructuring liability at March 31, 2005	336	7	343
Less current portion	117	7	124
Long-term portion of restructuring liability	$219	$—	$219

Second quarter 2005 Provision	114	—	114
Second quarter 2005 Cash charges	(67)	(6)	(73)
Second quarter 2005 Non-cash adjustment	(2)	(1)	(3)
Restructuring liability at June 30, 2005	381	—	381
Less current portion	149	—	149
Long-term portion of restructuring liability	$232	$—	$232

Interest and Other Income.  Interest and other income increased to $605,000 in the second quarter of 2005 from $269,000 in the same period of 2004 due primarily to higher interest rates paid on our cash equivalents and marketable securities.  In addition, interest income in the second quarter of 2004 was lower due to the liquidation of short-term and long-term investments required just prior to the termination of the acquisition by Synopsys.

Provision for Income Taxes.  Our effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  A provision for income taxes of $2,000 was recorded in the second quarter of 2005 and a benefit for income taxes of $378,000 was recorded in the second quarter of 2004. Although we had a net loss for the second quarter of 2005, the tax provision for the second quarter was necessary for state minimum tax and foreign taxes.

Six Months Ended June 30, 2005 and 2004

Revenue.  Total revenue decreased to $5.8 million for the six months ended June 30, 2005 from $7.9 million in the same period of 2004.  Licensing revenue decreased to $3.2 million in the first six months of 2005 from $4.3 million in the same period of 2004 as revenue recognized from new projects did not offset a decline in revenue from existing projects. Licensing revenue was 55% of total revenue for the first six months of 2005 compared to 54% of total revenue in the first six months of 2004. In the six months ended June 30, 2005, royalty revenue decreased to $2.6 million from $2.8 million in the same period of 2004, and represented 45% of total revenue, compared to 35% in the same period in 2004.   In the six months ended June 30, 2005, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 20% of total revenue, an increase from 9% of our total revenue from the same period in 2004, as Nintendo had increased its purchases of chips incorporating our licensed technology for its Gamecube consoles in the fourth quarter of 2004 and the first quarter of 2005.

Gross Profit.  Gross profit decreased to $4.7 million in the first half of 2005 from $6.5 million in the corresponding period of 2004 primarily due to decreased product and licensing revenue. Gross profit as a percentage of total revenue decreased slightly to 81% in the six months of 2005 from 82% in the corresponding period of 2004 mainly due to lower licensing gross profit offset by royalties, which represented a higher percentage of total revenue. Licensing gross profit declined to 66% in the first six months of 2005 from 80% in the same period of 2004. This decline in licensing gross profit resulted from higher cost incurred in fulfilling our obligations under new license agreements than we had originally estimated or had historically experienced in the first quarter of 2005.

Research and Development.  Research and development expenses decreased to $2.9 million in the six months ended June 30, 2005 from $4.2 million in the same period of 2004 mainly due to the closure of our ATMOS research and development facility in Ottawa, Canada in November of 2004. There were no research and development expenses incurred at the ATMOS facility in the first six months of 2005 compared to $1.2 million incurred in the same period of 2004.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $4.7 million in the first half of 2005 from $8.0 million in same period of 2004, which included $ 4.6 million of expenses related to the planned acquisition by Synopsys and litigation expenses related to the termination of that acquisition by Synopsys and the UniRAM litigation.

Interest and Other Income.  Interest and other income increased to $1.1 million in the first six months of 2005 from $630,000 in the same period of 2004 due primarily to higher interest rates paid on our cash equivalents and marketable securities.  In addition, interest income in the first half of 2004 was lower due to the liquidation of short-term and long-term investments required just prior to the termination of the acquisition by Synopsys.

Provision for Income Taxes. A provision for income taxes of  $22,000 was recorded in the first six months of 2005 and a benefit for income taxes of  $508,000 was recorded in the same period of 2004.  The effective income tax rate was (1%) for the six months ended June 30, 2005 and 10% for the same period in 2004.  Our effective tax rate changed in 2005 compared to 2004 primarily due to a forecasted U.S. tax loss and the valuation allowance on deferred tax assets.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2005, we had cash and cash equivalents and long and short-term investments of $86.3 million. As of the same date, we had total working capital of $59.3 million. Our primary capital requirements are to fund working capital needs.

Net cash used in operating activities was $221,000 in the first six months of 2005 primarily due to the net loss of $1.9 million offset by non cash impact depreciation and amortization expense of  $328,000, lower accounts receivable of $772,000 and higher deferred revenue of $678,000, which resulted mainly from billings related to new licensing agreements entered in the first quarter of 2005. Net cash used in operating activities for the first six months of 2004 was $541,000 primarily due to the net loss offset by higher accounts payable and accrued liabilities due to increased litigation related expenses.

Net cash used in investing activities was approximately $23.4 million in the first six months of 2005 compared to net cash provided by investing activities of approximately $15.7 million in the first half of 2004. Net cash used in investing activities for the first six months of 2005 resulted primarily from purchases of short-term and long-term marketable securities of $22.7 million, net of proceeds from the disposition of investment securities.  Net cash provided by investing activities for the first six months of 2004 consisted primarily of investment transactions of short-term and long-term marketable securities of $16.0 million, net of proceeds from the disposition and purchases of investment securities.

Net cash provided by financing activities was $359,000 and $3.0 million in the first six months of 2005 and 2004, respectively. Net cash provided by financing activities for the first six months of 2005 and 2004 primarily consisted of proceeds received from the exercise of employee options to purchase common stock.  In the first half of 2004, there were more option exercises by employees acquiring shares to tender in the planned acquisition by Synopsys or sell in the market

Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including—

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

Lease Commitments and Off Balance Sheet Financing

As of June 30, 2005, we had $2.6 million of total future net lease commitments compared to $2.3 million in the same period in 2004. The following table identifies our contractual obligations as of June 30, 2005 that will impact our liquidity and cash flow in future periods:

	Paymemt Due by Period
	Total	Less than 1 year	1-3 years	4-5 years

Minimum Lease Commitments	$3,056	$806	$1,510	$740
Sublease Income	455	177	278	—
Net Lease Commitments	$2,601	$629	$1,232	$740

On May 6, 2005, we signed a new lease agreement for our facility to accommodate our principal administrative, sales, marketing, support and research and development functions. Under the new lease agreement, we occupy approximately 26,000 square feet of space in Sunnyvale, California. The lease expires at the end of June 2010. The lease for our old facility expired at the end of June 2005. On July 15, 2005, we signed an agreement to sublease the ATMOS facility, which we occupy under long-term operating leases in Canada.  The sublease expires at the end of April 2008.  We did not have any unconditional purchase obligations as of June 30, 2005.

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

In addition, any failure to meet the time requirements as well as the agreed upon technical specifications of our customized memory technology could lead to the failure to collect or a delay in royalties and licensing fee payments from our licensee, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results. Furthermore, a customer may assert that we are responsible for delays and cost overruns and demand reimbursement for some of its costs, which we may elect to reimburse in whole or in part in order to address the customer’s concerns.  For example, in 2004, we reduced revenue by $450,000 for a reimbursement given to a customer for excess verification costs incurred by the customer. In the second quarter of 2005, we recorded a contingent liability of $240,000 related to a claim made by one of our customers concerning excess verification costs incurred by the customer in implementing a custom design for 1T-SRAM memory technology under a licensing contract, although to date we have not reimbursed any amount to this customer.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended June 30, 2005, NEC represented 56% of total revenue. For the quarter ended June 30, 2004, our two largest customers, NEC and Advanced Power Components represented 23% and 10% of total revenue, respectively. For the first half of 2005, NEC represented 50% of total revenue. For the six months ended June 30, 2004, Fujitsu and NEC represented 23% and 14% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Furthermore, our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2005 and 2004 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 13% and 11% of total revenue in the second quarter of 2005 and 2004, respectively. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 20% and 9% of total revenue in the first six months of 2005 and 2004, respectively.  Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot assure you that Nintendo’s sales of product incorporating our technology will increase beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of June 30, 2005, three customers represented 71% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of June 30, 2005, we held 78 patents in the United States, which expire at various times from 2011 to 2023, and 39 corresponding foreign patents. In addition, as of June 30, 2005, we had nine patent applications pending in the United States and 21 pending foreign applications, and had received notice of allowance of one patent application pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

The size of our company has increased substantially as we grew from 43 employees in January 2001 to 73 employees in June 2005. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to—

•                                          implement and manage new marketing channels to penetrate different and broader markets for our 1T-SRAM technologies;

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

Our executive officers, directors and their affiliates or non-affiliate related entities, in the aggregate, beneficially own approximately 12% of our common stock. These stockholders acting together have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise involve the payment of a premium for your shares of our common stock.

Potential volatility of the price of our common stock could negatively affect your investment.

We cannot assure you that there will continue to be an active trading market for our common stock. Recently, the stock market, as well as our common stock, has experienced significant price and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline.  In April 2004, we announced that our board of directors had authorized the repurchase of up to $25 million of our common stock from time to time over the succeeding 12 months, and as result, we repurchased approximately $4.7 million or 1.2 million shares of our common stock. On April 29, 2005, we have announced a repurchase program for up to $20 million of outstanding common stock over the next 12 months.  Any such repurchases could impact the price of our common stock and increase volatility.

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

Our Executive Vice President, Chief Technical Officer, and Director, Wingyu Leung has entered into a plan for selling a portion of his shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. This plan is non-discretionary and is administered by an independent brokerage firm. It provides for aggregate sales of 600,000 shares in blocks of 75,000 shares per months using a market not held order entered prior to market open on the first day of each month.  Trading commenced on June 1, 2005, and thereafter, on the first day of each month through and including January 1, 2006. The duration of this plan is from May 20, 2005 to January 31, 2006.  Pursuant to this plan, this executive officer may sell up to 525,000 shares of common stock during 2005, of which 150,000 shares have been sold to date.  Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). The plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions. Pre-designated trading under this plan may cause unexpected declines in the market price of our common stock. In addition, subject to compliance with applicable securities laws and our insider trading policies, each of our directors and executive officers may sell shares of common stock from time to time.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations. The portfolio dollar-weighted average maturity of these investments is within twelve months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $79.0 million as of June 30, 2005, and earn an average interest rate of approximately 2.9% during the second quarter of 2005, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

ITEM 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our principal executive and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2005.

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a)                                The Annual Meeting of Stockholders of Monolithic System Technology, Inc. was held at 9:30 a.m. Pacific Daylight Time, on May 24, 2005 at the Company’s corporate headquarters located at 1020 Stewart Drive, Sunnyvale, California 94085.

The two proposals presented at the meeting were:

1.               To elect six members of the Board of Directors to hold office until the next Annual Meeting of Stockholders.

2.               To ratify the appointment of the accounting firm of BDO Seidman LLP as Independent Registered Public Accounting Firm for the Company for the fiscal years ending December 31, 2005.

(b)                                 Each of the six individuals nominated to serve as a member of the Board of Directors was elected to hold office until the next Annual Meeting of Stockholders and received the number of votes set forth below:

	For	Withhold
Carl E. Berg	23,625,100	1,871,777
Wingyu Leung	23,057,276	2,439,601
Chenming Hu	24,120,183	1,376,694
Tommy Eng	24,119,733	1,377,144
James D. Kupec	23,931,301	1,565,576
Chi-Ping Hsu	23,929,118	1,567,759

There were no abstentions or broker non-votes.

(c)                                Ratification of Appointment of BDO Seidman LLP as Independent Registered Public Accounting Firm.

For	Against	Abstain
25,463,582	20,563	12,732

ITEM 5.                             Other Information

None.

ITEM 6.                             Exhibits

(a)          Exhibits

10.13	Employment Agreements between Registrant and Chester J. Silvestri dated as of July 21, 2005 and July 26, 2005
10.14	Change-in-control Agreement between Registrant and Chester J. Silvestri dated as of July 26, 2005
10.15	Form of Option Agreement for Stock Option Grant pursuant to the Amended and Restated 2000 Stock Option and Equity Incentive Plan
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2005

/s/ Chester J. Silvestri
Chester J. Silvestri
Chief Executive Officer

Dated: August 9, 2005

/s/ Mark Voll
Mark Voll Vice President of Finance and Administration, Secretary and Chief Financial Officer