Form 10-Q
period 2005-09-30
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2005-11-08
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 3, 2005, 30,627,998 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
September 30, 2005

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,042	$31,714
Short-term investments	57,068	30,635
Accounts receivable	2,129	1,996
Unbilled contracts receivable	720	57
Prepaid expenses and other current assets	2,411	2,939
Total current assets	69,370	67,341
Long-term investments	20,120	24,562
Property and equipment, net	1,209	685
Goodwill	12,326	12,326
Other assets	560	539
Total assets	$103,585	$105,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155	$120
Accrued expenses and other liabilities	2,874	3,314
Deferred revenue	1,210	1,372
Total current liabilities	4,239	4,806
Long-term portion of restructuring liability	228	239
Total liabilities	4,467	5,045
Commitment and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,573 shares and 30,296 shares issued and outstanding at September 30, 2005 and December 31, 2004	305	303
Additional paid-in capital	99,028	98,278
Deferred stock-based compensation	(40)	(69)
Accumulated other comprehensive loss	(425)	(252)
Retained earnings	250	2,148
Total stockholders’ equity	99,118	100,408
Total liabilities and stockholders’ equity	$103,585	$105,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue:
Product	$—	$76	$10	$919
Licensing	3,233	128	6,386	4,426
Royalty	897	1,488	3,484	4,256
Total net revenue	4,130	1,692	9,880	9,601

Cost of net revenue
Product	—	86	—	630
Licensing	668	236	1,743	1,094
Total cost of net revenue	668	322	1,743	1,724

Gross profit	3,462	1,370	8,137	7,877

Operating expenses:
Research and development	1,359	2,174	4,282	6,368
Selling, general and administrative	2,721	3,949	7,403	11,976
Restructuring expenses	—	—	114	—
Total operating expenses	4,080	6,123	11,799	18,344

Operating loss	(618)	(4,753)	(3,662)	(10,467)
Interest and other income	679	10,398	1,797	11,028

Income (loss) before provision for income taxes	61	5,645	(1,865)	561
Provision for income taxes	(11)	(565)	(33)	(57)

Net income (loss)	$50	$5,080	$(1,898)	$504

Net income (loss) per share:
Basic	$0.00	$0.16	$(0.06)	$0.02
Diluted	$0.00	$0.15	$(0.06)	$0.02
Shares used in computing net income (loss) per share:
Basic	30,531	31,074	30,479	30,902
Diluted	31,504	33,350	30,479	32,184
Allocation of stock-based compensation to operating expenses
Research and development	$—	$7	$—	$40
Selling, general and administrative	10	1	29	20
	$10	$8	$29	$60

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,898)	$504
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	467	1,242
Amortization of deferred stock-based compensation	29	60
Changes in current assets and liabilities:
Accounts receivable	(133)	1,056
Unbilled contracts receivable	(663)	(80)
Inventories	—	474
Prepaid expenses and other assets	507	(111)
Deferred revenue	(162)	(360)
Accounts payable	35	811
Accrued expenses and other liabilites	(351)	2,517
Restructuring Liability	(100)	—
Net cash provided (used in) operating activities	(2,269)	6,113
Cash flows from investing activities:
Purchase of property and equipment	(991)	(310)
Proceeds from sales and maturity of marketable investments	146,023	379,258
Purchase of marketable investments	(168,187)	(369,461)
Net cash provided by (used in) investing activities	(23,155)	9,487
Cash flows from financing activities:
Payment of capital lease obligations	—	(10)
Proceeds from sale of common stock upon exercise of options	752	3,507
Repurchase and retirement of common stock	—	(4,653)
Net cash provided by (used in) financing activities	752	(1,156)
Net increase (decrease) in cash and cash equivalents	(24,672)	14,444
Cash and cash equivalents at beginning of period	31,714	22,033
Cash and cash equivalents at end of period	$7,042	$36,477

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

The Company has developed an innovative embedded-memory technology, called 1T-SRAM, which the Company licenses on a non-exclusive and worldwide basis to semiconductor companies and electronic product manufacturers. From its inception in 1991 through 1998, the Company focused primarily on the sale of stand-alone memory products. In the fourth quarter of 1998, the Company changed the emphasis of its business model to focus primarily on the licensing of its 1T-SRAM technologies and completed this transition in 2002 when a majority of the Company’s revenues were derived from licensing its 1T-SRAM technologies. In the second quarter of 2004, the Company notified its customers of its decision to discontinue sales of its memory chip products and only license its technology.

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year. Certain amounts reported in the previous periods have been reclassified to conform to the presentation in the third quarter of 2005.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues under the percentage of completion method and expenses during the reported period. Actual results could differ from those estimates.

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

For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. In the first nine months ending September 30 of 2005 and 2004, none of the Company’s license revenue was recognized under the completed contract method.

When the Company provides a combination of products and services to customers, in addition to the considerations noted above, it evaluates the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses certain aspects of accounting for arrangements under which the Company will perform multiple revenue generating activities. Under the Company’s support and maintenance arrangements, it provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general license contracts signed since the beginning of 2002 allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under our agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting us in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. The Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for a significant period, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period.  During the three-month and nine-month periods ended September 30, 2005, the Company recognized $240,000 of licensing revenue from cancelled contracts, compared to none in the corresponding periods in 2004.

Royalty

Licensing contracts also provide for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company’s 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee’s report.

Product

Revenue from product sales is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations.  For each of the periods presented, there were no formal acceptance provisions with the end customers of our products.  During 2004, we phased out sales of our proprietary 1T-SRAM memory chips.

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

Product

Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of the Company’s memory chip products by independent, third-party contractors. There are no reported costs associated with product revenue in 2005 as the products were sold from the inventory previously written off.

Goodwill

The Company reviews goodwill recorded from the acquisition of ATMOS Corp. in August 2002 for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Using the guidance in SFAS No. 142, the Company has determined that it has only one reporting unit at the entity level. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company must record an impairment loss equal to the difference. The Company performed its annual impairment test during the third quarter of 2005, and the test did not indicate impairment of goodwill as of September 30, 2005. In addition, the Company assesses whether there are indicators of potential impairment every quarter.

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

Unbilled contracts receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. The Company recorded $720,000 and $57,000 of unbilled contracts receivable as of September 30, 2005 and December 31, 2004, respectively.

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

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$50	$5,080	$(1,898)	$504
Stock-based compensation expense reported in consolidated statements of operations	10	8	29	60
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,186)	(1,142)	(3,409)	(3,394)
	$(1,126)	$3,946	$(5,278)	$(2,830)
Earnings (losses) per share:
Basic - as reported	$0.00	$0.16	$(0.06)	$0.02
Basic - pro forma	$(0.04)	$0.13	$(0.18)	$(0.09)
Diluted - as reported	$0.00	$0.15	$(0.06)	$0.02
Diluted - pro forma	$(0.04)	$0.12	$(0.18)	$(0.09)

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee stock options	2005	2004	2005	2004
Expected life (in years)	4.0	5.0	4.0-5.0	5.0
Risk-free interest rate	3.8%-4.1%	3.3%-3.5%	3.7%-4.1%	3.3%-3.6%
Volatility	40.6%	52.1%	56.0%	83.8%
Dividend yield	0%	0%	0%	0%

Employee stock purchase plan	2005	2004	2005	2004
Expected life (in years)	1.0	1.0	1.0	1.0
Risk-free interest rate	3.5%	1.5%	2.8%-3.5%	1.3%-1.5%
Volatility	44.0%	84.1%	73.4%	84.5%
Dividend yield	0%	0%	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.  Under this valuation model, the weighted average fair value of options granted for the three months ended September 30, 2005 and 2004 was $3.38 and $4.10, respectively. The weighted average fair value of options granted for nine months ended September 30, 2005 and 2004 was $3.50 and $4.10, respectively.   The weighted average estimated fair value of shares granted under the employee stock purchase plan for the three months ended September 30, 2005 and 2004 was $1.38 and $3.25 respectively, for the nine months ended September 30, 2005 and 2004 was $2.22 and $3.23, respectively.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options.  Excluded from the computations of diluted net income (loss) per share for the three months ended September 30, 2005 and 2004, were stock options to purchase 1.0 million and 3.1 million shares, respectively, and for the nine months ended September 30, 2005 and 2004, stock options to purchase 1.5 million and 1.9 million shares, respectively.  All of those options had exercise prices greater than the average market prices of common stock at the end of each period and their inclusion would be antidilutive.

The following table presents the calculation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$50	$5,080	$(1,898)	$504
Denominator:
Shares used in computing net income (loss) per share:
Basic	30,531	31,074	30,479	30,902
Diluted	31,504	33,350	30,479	32,184

Net income (loss) per share:
Basic	$0.00	$0.16	$(0.06)	$0.02
Diluted	$0.00	$0.15	$(0.06)	$0.02

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not. As of December 31, 2004 and September 30, 2005, deferred tax assets of $831,000 were included in prepaid expenses and other current assets.

Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income (loss) is unrealized gains and losses on available for sale securities. Accumulated other comprehensive loss as of September 30, 2005 and December 31, 2004 was $425,000 and $252,000, respectively.

The changes in other comprehensive income (loss) were as follows, for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$50	$5,080	$(1,898)	$504
Net unrealized gain/(loss) on available-for-sale securities:
Change in net unrealized gain/(loss)	(112)	101	(173)	(164)
Comprehensive income (loss)	$(62)	$5,181	$(2,071)	$340

Note 2. Restructuring

On November 10, 2004, the Company announced its plan to close the ATMOS research and development facility in Canada to reduce operating expenses and to further align the Company’s business with market conditions, future revenue expectations and planned future product direction. As part of this plan, the Company implemented a reduction in workforce of approximately 20 employees, which represented 20% of its workforce.  On July 15, 2005, the Company signed an agreement to sublease the ATMOS facility, which the Company occupies under long-term operating leases through 2008.  As a result of that sublease, the Company incurred $114,000 of additional restructuring expenses in the second quarter of 2005.

On September 30, 2005, the Company had a total restructuring estimated lease abandonment accrual of $328,000. The Company reviews these estimates periodically, and if the pertinent assumptions materially change, the ultimate restructuring expense for the abandoned facilities will be adjusted in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. No additional restructuring expenses were incurred in the third quarter of 2005.

The following table summarizes the activities under the 2004 Restructuring Plan from December 31, 2004 through September 30, 2005:

	Abandoned	Severance
	Space	Related	Total

Restructuring liability at December 31, 2004	$410	$19	$429
Less current portion	171	19	190
Long-term portion of restructuring liability	$239	$—	$239

First quarter 2005 Cash payments	(68)	(12)	(80)
First quarter 2005 Non-cash adjustment	(6)	—	(6)
Restructuring liability at March 31, 2005	336	7	343
Less current portion	117	7	124
Long-term portion of restructuring liability	$219	$—	$219

Second quarter 2005 Provision	114	—	114
Second quarter 2005 Cash payments	(67)	(6)	(73)
Second quarter 2005 Non-cash adjustment	(2)	(1)	(3)
Restructuring liability at June 30, 2005	381	—	381
Less current portion	149	—	149
Long-term portion of restructuring liability	$232	$—	$232

Third quarter 2005 Cash payments	(57)	—	(57)
Third quarter 2005 Non-cash adjustment	4	—	4
Restructuring liability at September 30, 2005	328	—	328
Less current portion	100	—	100
Long-term portion of restructuring liability	$228	$—	$228

Note 3. Guarantees

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify the other party to such arrangements from any losses incurred relating to losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to patent infringement.  The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the fees received by the Company, although in some contracts the Company’s potential obligation may be greater. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement.  To date, the Company has not made any payments related to these indemnifications.

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
United States	$1,108	$751	$2,838	$3,803
Japan	2,761	759	6,347	4,313
Taiwan	100	123	307	867
Other Asian Countries	161	50	388	199
Europe	—	9		419
Total	$4,130	$1,692	$9,880	$9,601

For three months ended September 30, 2005, Fujitsu represented 45% of total revenue. For the quarter ended September 30, 2004, our three largest customers, NEC, Marvel, and Sony represented 33%, 14%, and 12% of total revenue, respectively. For the nine months ended September 30, 2005, NEC and Fujitsu represented 36% and 20% of total revenue, respectively. For the nine months ended September 30, 2004, Fujitsu and NEC represented 19% and 17% of total revenue, respectively. As of September 30, 2005, the majority of long-lived assets were maintained in the United States.

Note 5. Contingencies

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, can result in the expenditure of significant financial and other resources.  On March 31, 2004, UniRAM Technology, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement.  UniRAM’s complaint asserts that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and speculated that the Company improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner.  Subsequent to March 31, 2004, UniRAM amended its complaint twice, initially to add TSMC as a defendant and additional allegations to the suit, and the second time to drop all infringement claims for one of the two patents identified in the initial complaint.  The Company believes that UniRAM’s complaint lacks merit and intends to continue vigorously defending itself.

In the first nine months of 2005, the Company recorded a contingent liability of $270,000 related to a claim made by one of the Company’s customers concerning excess verification costs incurred by the customer in implementing a custom design for 1T-SRAM memory technology under a licensing contract.  The total claim made by the customer was approximately $840,000, but the Company does not believe the claim is valid. The customer has successfully incorporated the Company’s technology to its products, and the Company believes that it performed its obligations as required under the contract. This customer owes additional licensing fees and accrued royalties to the Company, which has taken a reserve for a contingent liability equal to the amount of the current receivables, while seeking to negotiate a resolution of this claim with the customer. Due to the offsetting amounts, there was no increase in the net loss during the period. The Company reviews this estimate periodically and will adjust the amount of this contingent liability in accordance with SFAS No. 5, “Accounting for Contingencies” as required.

Note 6. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A provision for income taxes of $33,000 and $57,000 was recorded in the first nine months of 2005 and 2004, respectively.  The effective income tax rate was (2%) for the nine months ended September 30, 2005 and 10% for the same period in 2004 principally for foreign income taxes.  The effective tax rate changed in 2005 compared to 2004 primarily due to a forecasted U.S. tax loss.  The effective tax rate for 2005 differed from the statutory federal income tax rate primarily due to an increase in the valuation allowance related to the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company has established a valuation allowance against its net operating loss carryforward and credits due to uncertainty of realizing future benefits.

Note 7. Stock Repurchase Program

On April 19, 2004, the Company announced that its board of directors authorized the repurchase of up to $25 million of its common stock over the next 12 months.  The Company repurchased approximately $4.7 million or 1.2 million shares of its common stock in 2004 under that repurchase program. On April 29, 2005, the Company’s board of directors authorized a new stock repurchase program for the purchase of up to $20 million of the Company’s common stock over the next 12 months.   No shares were repurchased under the new stock repurchase program in the first nine months of 2005.

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

Overview

We design, develop, license and market memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, such as SoCs. We have also sold memory chips based on our 1T-SRAM technologies, but in 2004, we ceased actively selling them.  Currently, our product sales consist of selling the inventory previously written off.  We do not expect to make and sell memory chips in the future.

Using elements of our existing memory technology as a foundation, however, we completed development of our first memory chips incorporating our 1T-SRAM technologies in the fourth quarter of 1998. We signed our first license agreement related to our 1T-SRAM technologies at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technologies for the first time in the first quarter of 2000. Since then, we have introduced improved and enhanced versions of our technology, such as 1T-SRAM-R, 1T-SRAM-M, and 1T-SRAM-Q.

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

As of September 30, 2005, we had signed license agreements related to our 1T-SRAM technologies with 50 companies, 17 of which have paid us royalties to date. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project.

During 2002, we purchased ATMOS Corporation, a semiconductor memory company focused on creating high-density, compiler-generated embedded memory solutions for SoC applications for approximately $12.4 million. Effective November 10, 2004, we closed the ATMOS research and development facility in Canada and terminated the employment of approximately 20 employees working there. We recorded restructuring charges related to the closure of approximately $585,000 in the fourth quarter of 2004 and $114,000 in the second quarter of 2005. No additional restructuring expenses were incurred in the third quarter of 2005.

During the second quarter of 2005, we announced the availability of the first of what we anticipate will be a family of 1T-SRAM “CLASSIC Memory Macros”, which are designed to be pre-configured, high-density, high-speed, low-power memory macros using silicon-proven 0.13-micron cores requiring limited custom design work by us.  By adding this set of macros to our custom-designed embedded memory products, we hope to provide our customers with less expensive silicon-proven 1T-SRAM memories enabling the rapid integration of high-density embedded memory into their SoC designs.

We also announced during the second quarter of 2005 the availability of our 1T-SRAM memory compiler for standard 0.13-micron CMOS logic processes. The compiler targets processes from all the leading foundries, including Chartered Semiconductor Manufacturing Ltd., or Chartered, Semiconductor Manufacturing International Corporation or SMIC, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC and United Microelectronics Corporation, or UMC.  Our memory compiler is a web-accessible tool that automatically generates a wide variety of design scenarios for our 1T-SRAM memories, enabling design engineers to evaluate different memory configurations for their designs more quickly and easily.

Sources of Revenue

We generate three types of revenue: licensing, royalties and product sales. Prior to 2001, we derived almost all our revenue from the sale of memory chips. Since the beginning of 2001, product revenue as a percentage of our total revenue has declined significantly, while licensing and royalty revenues have grown substantially as a percentage of total revenue. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. By the end of the third quarter of 2004, we had exited the product business aside from minor sales from time to time to the historical customers of the products.

Licensing. Our license agreements involve long sales cycles, which make it difficult to predict when the agreements will be signed and when, if ever, we will recognize revenues under the agreements. In addition, our licensing revenues fluctuate from period-to-period, and, it is difficult for us to predict the timing and magnitude of such revenues from quarter-to-quarter. Moreover, we believe that the amount of licensing revenues for any period is not necessarily indicative of results in any future period. Our future revenue results are subject to a number of factors, particularly those described in “Risk Factors”, below.

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer for embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the initial production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from $80,000 to several million dollars per contract, depending on the scope and complexity of the development project, and the licensee’s rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow billing between milestones based on work performed. All license agreements entered into to date require us to meet performance specifications. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. Revenue is recognized when collectibility is probable. We use actual direct labor hours incurred to measure progress towards completion. We periodically evaluate the actual status of each project to determine whether the estimates to complete each contract remain accurate. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.  If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contracts receivable was $720,000 and $1.2 million as of September 30, 2005 and 2004, respectively. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our newer contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services.  If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the three-month and nine-month periods ended September 30, 2005, we recognized $240,000 of licensing revenue from cancelled contracts compared to none in the corresponding periods in 2004.

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

As with our licensing revenues, the timing and level of royalties are difficult to predict.  They depend on the licensee’s ability to market, produce and sell products incorporating our technology. Many of the products of our licensees that are currently subject to licenses from us are consumer products, such as electronic game consoles, for which demand can be seasonal and generally highest in the fourth quarter.  Thus, we do not report royalties from products sold in the fourth quarter until the first quarter of the following year. Also, if a licensee holds excess inventory of products using our licensed technology, we are unlikely to report additional royalty revenue attributable to that product until the quarter after the licensee restarts production. For a discussion of factors that could contribute to the fluctuation of our revenues, see “Risk Factors—Our lengthy licensing cycle and our licensees’ lengthy development cycles make the operating results of our licensing business difficult to predict,” and “Anything that negatively affects the business of our licensees could negatively impact our revenue.”

Product sales.  In the second quarter of 2004, we notified customers of our decision to discontinue sales of our memory chip products. As of the end of the third quarter of 2004, we had no remaining product inventory. Currently, our product sales consist of selling the inventory previously written off.  In the future, we anticipate only minor ongoing sales of products that are required from time to time by their historical customers.

Critical Accounting Policies

Use of estimates.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues under the percentage of completion method and expenses during the reported period. Actual results could differ from those estimates.  We believe that the following accounting policies are affected by estimates and judgments of this kind:

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

For contracts involving design specifications that we have not met previously, we defer the recognition of revenue until the design meets the contractual design specifications and expense the cost of services as incurred. When we have experience in meeting design specifications but do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost. For these arrangements, we recognize revenue using the completed contract method. Under the completed contract method, we recognize revenue when we have knowledge that the customer has successfully verified our design. In the first nine months of 2005 and 2004, none of our license revenue was recognized under the completed contract method.

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

Goodwill. We review goodwill, recorded from the acquisition of ATMOS Corp. in August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level.  For step one, we determine the fair value of our reporting unit using the market approach.  Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level.  If the fair value of the reporting unit exceeds the carrying value of net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. We performed the annual impairment test during the third quarter of 2005 and the test did not indicate impairment of goodwill as of September 30, 2005.

Deferred tax valuation allowance. When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our consolidated statement of operations unless the increase is attributable to stock based compensation deductions, in which case it is recorded directly to equity. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of September 30, 2005, we had deferred tax assets of $11.6 million, of which approximately $10.8 million was offset by a valuation allowance. This allowance consisted of approximately $6.2 million in Canadian net operating losses and $4.1 million in U.S. federal and state net operating loss and tax credit carryforwards.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenue.  Total revenue increased to $4.1 million for the three months ended September 30, 2005 from $1.7 million for the three months ended September 30, 2004. Licensing revenue increased to $3.2 million in the third quarter of 2005 from $128,000 in the same period of 2004 that was mainly attributable to revenue generated under a large contract signed in 2003 as well as increased numbers of projects commenced under new contracts signed in 2005. Licensing revenue represented 78% of total revenue in the third quarter of 2005, compared to 8% in the same period in 2004. Royalty revenue decreased to $897,000 in the third quarter of 2005 from $1.5 million in the same period of 2004, and represented 22% of total revenue in the third quarter of 2005 compared to 88% for the same period in 2004. The decline in royalty revenues in the third quarter of 2005 was due to lower royalties received from existing projects of licensees and the delay of new royalty-bearing projects going into production with our licensees. In the three months ended September 30, 2005, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 5% of total revenue, a decrease from 33% of our total revenue from the same period in 2004.

A small number of customers continues to account for a significant percentage of our total revenue. For the three months ended September 30, 2005, Fujitsu and NEC represented 45% and 17% of total revenue, respectively. For the third quarter ended September 30, 2004, our three largest customers, NEC, Marvel and Sony represented 33%, 14% and 12% of total revenue, respectively.   For the first nine months of 2005, NEC and Fujitsu represented 36% and 20 % of total revenue, respectively. For the nine months ended September 30, 2004, Fujitsu and NEC represented 19% and 17% of total revenue, respectively. For information regarding revenues recorded by us in the three months and nine months ended September 30, 2005 and 2004 from customers residing in the United States or residing in a foreign country, please refer to note 4, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars. For a discussion of certain risks related to our revenue concentration, please see “Risk Factors—We expect our revenue to be highly concentrated”.

Gross Profit.  Gross profit was $3.5 million in the three months ended September 30, 2005 compared to $1.4 million in the same period of 2004. Gross profit as a percentage of total revenue increased to 84% in the third quarter of 2005 from 81% in the corresponding period of 2004 due to lower costs associated with revenue recognized under the licensing projects.

Research and Development.  Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products.  Research and development expenses decreased to $1.4 million in the third quarter of 2005 from $2.2 million in the same quarter of 2004 primarily due to the closure of our ATMOS research and development facility in Ottawa, Canada in November 2004. There were no research and development expenses incurred at the ATMOS facility in the third quarter of 2005 as compared to $587,000 incurred in the same quarter of 2004.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $2.7 million in the third quarter of 2005 from $3.9 million in the same period of 2004. In the third quarter of 2005, legal and professional fees were lower in comparison to the same period in 2004, during which we incurred $3.7 million of costs associated with the aborted acquisition by Synopsys, as well as litigation expenses related to the Synopsys and UniRAM Technology matters. In the third quarter of 2005, selling, general and administrative expenses included legal expenses related to the UniRAM litigation of $453,000.

Interest and Other Income.  Interest and other income decreased to $679,000 in the third quarter of 2005 from $10.4 million in the same period of 2004 in which we recorded a $10 million termination fee paid by Synopsys in connection with the aborted acquisition.  Interest income in the third quarter of 2005 was higher compared to the same period in 2004 due to higher interest rates in 2005.

Provision for Income Taxes.  Our effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  A provision for income taxes of $11,000 and $565,000 was recorded in the third quarter of 2005 and 2004, respectively, to reflect accrued liability for state minimum tax and foreign taxes.

Nine Months Ended September 30, 2005 and 2004

Revenue.  Total revenue increased to $9.9million for the nine months ended September 30, 2005 from $9.6 million in the same period of 2004.  Licensing revenue increased to $6.4 million in the first nine months of 2005 from $4.4 million in the same period of 2004 that was mainly attributable to revenue generated under a large contract signed in 2003 as well as increased numbers of projects commenced under new contracts signed in 2005. Overall, licensing revenue was 65% of total revenue for the first nine months of 2005 compared to 46% of total revenue in the same period of 2004. In the nine months ended September 30, 2005, royalty revenue decreased to $3.5 million from $4.3 million in the same period of 2004, and represented 35% of total revenue, compared to 44% in the same period in 2004. The decline in royalty revenues for the first nine months of 2005 was due to lower royalties received from existing projects of licensees and the delay of new royalty-bearing projects going into production with our licensees.  In the nine months ended September 30, 2005, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 14% of total revenue, an increase from 13% of our total revenue from the same period in 2004, because of increased purchases by Nintendo for its Gamecube consoles in the fourth quarter of 2004 and the first quarter of 2005.

Gross Profit.  Gross profit increased to $8.1 million in the first nine months of 2005 from $7.9 million in the corresponding period of 2004 and represented 82% of total revenue in both periods. Licensing gross profit declined to 73% in the first nine months of 2005 from 75% in the same period of 2004. The decline in licensing gross profit resulted from the higher costs incurred in fulfilling our obligations under new license agreements than we had originally estimated or had historically experienced.

Research and Development.  Research and development expenses decreased to $4.3 million in the nine months ended September 30, 2005 from $6.4 million in the same period of 2004 mainly due to the closure of our ATMOS research and development facility in Ottawa, Canada in November of 2004. There were no research and development expenses incurred at the ATMOS facility in the first nine months of 2005 as compared to $1.8 million incurred in the same period of 2004.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $7.4 million in the first nine months of 2005 from $12.0 million in the same period of 2004, which included $6.8 million of expenses related to the planned acquisition by Synopsys and litigation expenses related to the termination of that acquisition by Synopsys and the UniRAM litigation. In the first nine months of 2005, selling, general and administrative expenses included legal expenses related to the UniRAM litigation of $1.2 million.

Restructuring Charges.  On November 10, 2004, we announced our plan to close the ATMOS research and development facility in Canada to reduce operating expenses and to further align our business with market conditions, future revenue expectations and planned future product direction. On July 15, 2005, we signed an agreement to sublease the ATMOS facility, which we occupy under long-term operating leases through 2008. As a result of the sublease, we incurred $114,000 of additional restructuring expenses in the second quarter of 2005. No additional restructuring expenses were incurred in the third quarter of 2005.

Interest and Other Income.  Interest and other income decreased to $1.8 million in the first nine months of 2005 from $11.0 million in the same period of 2004, which included the $10 million Synopsys termination fee.  Interest income in the first nine months of 2005 was higher compared to the same period in 2004 due to higher interest rates in 2005.

Provision for Income Taxes. A provision for income taxes of $33,000 and $57,000 was recorded in the first nine months of 2005 and 2004, respectively.  The effective income tax rate was (2%) for the nine months ended September 30, 2005 and 10% for the same period in 2004.  Our effective tax rate declined in 2005 due to a forecasted U.S. tax loss.  The effective tax rate for 2005 differed from the statutory federal income tax rate primarily due to an increase in the valuation allowance related to the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  We have established a valuation allowance against our net operating loss carryforward and credits due to uncertainty of realizing future benefits.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2005, we had cash and cash equivalents and long and short-term investments of $84.2 million. As of the same date, we had total working capital of $65.1 million. Our primary capital requirements are to fund working capital needs.

Net cash used in operating activities was $2.3 million in the first nine months of 2005 compared to net cash provided by operating activities of $6.1 million in the corresponding period of 2004 mainly due to the net loss, higher accounts receivable and lower accrued expenses and other liabilities.  Net cash used in operating activities in the first nine months of 2005 primarily consisted of the net loss of $1.9 million, higher unbilled contract receivable as revenue recognized exceeded the amount of billings to customers, decreased accrued expenses and other liabilities offset by the non-cash impact depreciation and amortization expense and lower prepaid expenses and other assets. Net cash provided by operating activities for the first nine months of 2004 primarily consisted of net income combined with reduced accounts receivables and higher accounts payable and accrued liabilities relating to litigation expenses, and the non-cash impact depreciation and amortization expense.

Net cash used in investing activities was approximately $23.2 million in the first nine months of 2005 compared to net cash provided by investing activities of approximately $9.5 million in the first nine months of 2004. The increase reflected additional purchases of marketable investments, compared to proceeds of $9.8 million, net of purchases, from dispositions of investment securities in 2004.

Net cash provided by financing activities was $752,000 in the first nine months of 2005 as a result of proceeds from the exercise of employee options to purchase common stock compared to net cash used in financing activities of $1.2 million in the same period of 2004.  In the first nine months of 2004, the most significant use of cash in financing activities was for the repurchase of 1.2 million shares of common stock amounting to $4.7 million. In addition, we received proceeds in the amount of $3.5 million from the exercise of employee options to purchase common stock during the period.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including—

•              level and timing of licensing and royalty revenues;

•              cost, timing and success of technology development efforts, including meeting customer design specifications;

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

•              profitability of our business; and

•              litigation expenses.

We expect that existing cash, cash equivalents, short-term and long-term investments, along with cash generated from operations, if any, will be sufficient to meet our capital requirements for the foreseeable future. We expect that a licensing business such as ours generally will require less cash to support operations.

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

Lease Commitments and Off Balance Sheet Financing

As of September 30, 2005, we had $2.5 million of total future net lease commitments compared to $2.0 million in the same period in 2004. The following table identifies our contractual obligations as of September 30, 2005 that will impact our liquidity and cash flow in future periods:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years

Minimum Lease Commitments	$2,899	$827	$1,422	$650
Sublease Income	437	197	240	—
Net Lease Commitments	$2,462	$630	$1,182	$650

On May 6, 2005, we signed a new lease agreement for our facility to accommodate our principal administrative, sales, marketing, support and research and development functions. Under the new lease agreement, we occupy approximately 26,000 square feet of space in Sunnyvale, California. This lease expires at the end of June 2010. The lease for our previous facility expired at the end of June 2005. On July 15, 2005, we signed an agreement to sublease the ATMOS facility, which we occupy under long-term operating leases in Canada.  The sublease expires at the end of April 2008.  We did not have any unconditional purchase obligations as of September 30, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123R) which will become effective beginning in the first quarter of 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, we generally do not recognize any compensation related to stock option grants under our stock option plans or related to the discounts provided under our employee stock purchase plans. Under the new rules however, we will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. We expect this to lead to substantial additional compensation expense that will be included in our reported results of operations beginning January 1, 2006.  This additional expense will have a material adverse effect on our reported operating results for the foreseeable future but will not impact our cash flows or financial condition.

RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends upon the semiconductor market’s acceptance of our 1T-SRAM technologies.

The future prospects of our business depend on the acceptance by our target markets of our 1T-SRAM technologies for embedded memory applications and any future technology we might develop. Our technology is intended to allow our licensees to develop embedded memory integrated circuits to replace other embedded memory technology with different cost and performance parameters. Our 1T-SRAM technologies utilize fundamentally different internal circuitry that is not widely known in the semiconductor industry. Therefore, one of our principal challenges, which we might fail to meet, is to convince a substantial percentage of SoC designers to adopt our technology instead of other memory solutions, which may have proven effective in their products.

An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders as licensees of our technology. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our technology. If a high-profile industry participant adopts our technology for one or more of its products but fails to achieve success with those products, or is unable to successfully implement our technology, other industry participants’ perception of our technology could be harmed. Any such event could reduce the number of future licenses of our technology. Likewise, if a market leader were to adopt and achieve success with a competing technology, our reputation and licensing program could be harmed.

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

We rely on third-party foundries to manufacture our silicon test chips, to provide references to their customers and to assist us in the focus of our research and development activities.  If we are unable to build and maintain effective relationships with the foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop new technologies will be hampered.  We would then be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

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

Once a license agreement has been executed, the timing and amount of licensing and royalty revenue from our licensing business remain difficult to predict. The completion of the licensee’s development projects and the commencement of production are subject to the licensee’s efforts, development risks and other factors outside our control. Our royalty revenue will depend on such factors as success of the licensee’s project, the licensee’s production and shipment volumes, the timing of product shipments and when the licensee reports to us the manufacture or sale of products that include our 1T-SRAM technologies. All of these factors will prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in operating results.

None of our licensees are under any obligation to incorporate our technology in any present or future product or to pursue the manufacture or sale of any product incorporating our technology. A licensee’s decision to complete a project or manufacture a product is subject to changing economic, marketing or strategic factors. The long development cycle of a licensee’s products increases the risk that these factors will cause the licensee to change its plans. In the past, some of our licensees have discontinued development of products incorporating our technology. Although their decisions were based on factors unrelated to our technology, it is unlikely that we will receive royalties in connection with those products. We expect that occasionally our licensees will discontinue a product line or cancel a product introduction, which could adversely affect our future operating results and business.

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

We cannot be certain that the market for SoCs will continue to develop or grow at a rate sufficient to support our business.   SoC providers depend on the demand for products requiring SoCs, such as cellular phones, game consoles, PDAs, digital cameras, DVD players and digital media players to name a few. The demand for such products is uncertain and difficult to predict and depends on factors beyond our control. If the market fails to grow or develops more slowly than expected, our business may suffer.

The semiconductor industry is cyclical in nature and subject to periodic downturns, which can negatively affect our revenue.

The semiconductor industry is cyclical and has experienced a pronounced downturn in recent years.  To respond to any downturn, many semiconductor manufacturers and their customers will slow their research and development activities, cancel or delay new product developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies.  As a result, our business has been in the past and could be adversely affected in the future by an industry downturn, which could negatively impact our future revenue and profitability.  Also, the cyclical nature of the semiconductor industry may cause our operating results to fluctuate significantly from year-to-year, which may tend to increase the volatility of the price of our common stock.

We might be unable to deliver our customized memory technology within an agreed technical specification in the time frame demanded by our licensees, which could damage our reputation, harm our ability to attract future licensees and impact operating results.

Many of our licenses require us to deliver a customized 1T-SRAM memory block or several blocks, within an agreed technical specification by a certain delivery timetable. This requires us to furnish a unique design for each customer, which can make the development schedule difficult to predict and involves extensive interaction with our customers’ engineers.  From time to time, we experience delays in delivering our customized memory technology that meets the agreed technical specifications, which can result from slower engineering progress than we originally anticipated or there might be factors outside of our control, such as the customer’s delay in completing verification of the customer’s chip.  Such delays may affect the timing of recognition of revenues from a particular project and can adversely affect our operating results.

In addition, any failure to meet our customers’ timetables, as well as the agreed upon technical specifications of our customized memory technology could lead to the failure to collect, or a delay in collecting royalties and licensing fee payments from our licensees, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results. Furthermore, a customer may assert that we are responsible for delays and cost overruns and demand reimbursement for some of its costs, which we may elect to reimburse in whole or in part in order to address the customer’s concerns.  For example, in 2004, we reduced revenue by $450,000 for a reimbursement given to a customer for excess verification costs incurred by the customer. In the nine months ended September 2005, we recorded a contingent liability of $270,000 related to a claim made by one of our customers that it incurred excess verification costs in implementing a custom design for 1T-SRAM memory technology under a licensing contract, although we are disputing this claim and have not reimbursed any amount to this customer to date.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For three months ended September 30, 2005, Fujitsu and NEC represented 45% and 17%of total revenue, respectively. For the third quarter ended September 30, 2004, our three largest customers, NEC, Marvel and Sony represented 33%, 14% and 12% of total revenue, respectively.   For the first nine months of 2005, NEC and Fujitsu represented 36% and 20 % of total revenue, respectively. For the nine months ended September 30, 2004, Fujitsu and NEC represented 19% and 17% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Furthermore, our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2005 and 2004 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 5% and 33% of total revenue in the third quarter of 2005 and 2004, respectively. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 14% and 13% of total revenue in the first nine months of 2005 and 2004, respectively.  Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot assure you that Nintendo’s sales of products incorporating our technology will increase beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of September 30, 2005, two customers represented 65% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

We expect to incur substantial expenses litigating the matter during 2005, at least, and potentially thereafter.  In addition, although we expect to prevail in the lawsuit, if we do not, we may be required to pay substantial damages and/or the attorneys’ fees and expenses of the other party, as well as our own.  The payment of such damages and expenses could adversely affect our results of operation and cause net losses for the periods in which we record them.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of September 30, 2005, we held 79 patents in the United States, which expire at various times from 2011 to 2023, and 39 corresponding foreign patents. In addition, as of September 30, 2005, we had nine patent applications pending in the United States and 20 pending foreign applications, and had received notice of allowance of one patent application pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

The size of our company has increased substantially as we grew from 43 employees in January 2001 to 75 employees in September 2005. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to—

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

We cannot assure you that there will continue to be an active trading market for our common stock. Recently, the stock market, as well as our common stock, has experienced significant price and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline.  In April 2004, we announced that our board of directors had authorized the repurchase of up to $25 million of our common stock from time to time over the succeeding 12 months, and as result, we repurchased approximately $4.7 million or 1.2 million shares of our common stock. On April 29, 2005, we announced a repurchase program for up to $20 million of outstanding common stock over the next 12 months.  Any such repurchases could impact the price of our common stock and increase volatility.

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

Our Executive Vice President, Chief Technical Officer, and Director, Wingyu Leung has entered into a plan for selling a portion of his shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. This plan is non-discretionary and is administered by an independent brokerage firm. It provides for aggregate sales of 600,000 shares in blocks of 75,000 shares per month on the first day of each month.  Sales are executed using a market not held order entered prior to market open on the first day of each month.  Trading commenced on June 1, 2005. The duration of this plan is from May 20, 2005 to January 31, 2006.  Pursuant to this plan, this executive officer may sell up to 525,000 shares of common stock during 2005, of which 300,000 shares have been sold to date.  Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). The plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions. Pre-designated trading under this plan may cause unexpected declines in the market price of our common stock. In addition, subject to compliance with applicable securities laws and our insider trading policies, each of our directors and executive officers may sell shares of common stock from time to time.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations. The portfolio dollar-weighted average maturity of these investments is within twelve months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $77.2 million as of September 30, 2005, and earn an average interest rate of approximately 3.2% during the third quarter of 2005, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the last fiscal quarter, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.        Exhibits

(a)   Exhibits

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2005

/s/ Chester J. Silvestri
Chester J. Silvestri
Chief Executive Officer

Dated: November 8, 2005

/s/ Mark Voll
Mark Voll Vice President of Finance and Administration, Secretary and Chief Financial Officer