Form 10-K
period 2005-12-31
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2006-03-16
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2005, or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32929

MONOLITHIC SYSTEM TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0291941
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

755 N. Mathilda Avenue, Suite 100
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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2005 was approximately $141,050,000 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 1, 2006, 31,102,247 shares of the registrant’s common stock, $0.01 per value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2006 Annual Meeting of Stockholders to be held on or about May 25, 2006 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

Part I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans”, “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

MoSys®, MultiBank® and 1T-SRAM® are our trademarks. Product names, trade names and trademarks of other companies are also referred to in this report.

Item 1.                        Business

Company Overview

We design, develop, market and license memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, such as System-on-Chip or SoC. We have also sold memory chips based on our 1T-SRAM technologies, but in 2004, we ceased shipments of 1T-SRAM memory chips. We do not expect to make and sell memory chips in the future.

We signed our first license agreement related to our 1T-SRAM technologies at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technologies for the first time in the first quarter of 2000. Since then, we have introduced improved and enhanced versions of our technology.

We generate revenue from the licensing of our memory technologies, which consists of licensing revenues, customization services, maintenance and support fees and royalties. Royalty revenues are earned under each of our license agreements when our licensees manufacture or sell products that incorporate any of our 1T-SRAM technologies and report the results to us. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project.

In 2005, we began delivering our new family of 1T-SRAM CLASSIC Memory Macro products to licensees. These macros are silicon-proven, high-density solutions offering customers rapid memory block integration into their SoC designs. They are pre-configured and require minimal additional customization. They are targeted for high volume consumer products that require larger embedded memory to support device enhancements, such as higher resolution cameras and high quality audio and video capabilities.

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

Two important measures of performance are speed and power consumption. Higher-speed integrated circuits allow electronic products to operate faster, enabling the performance of more functions. Reducing the power consumption of integrated circuits contributes to increased battery life and reduced heat generation in electronic products. Reduced power consumption also enables integrated circuit designers to overcome costly design hurdles, such as meeting the thermal limitations of low-cost packaging materials.

In addition to offering high-performance products, semiconductor companies must produce integrated circuits that are cost effective. High-density integrated circuits require less silicon, thus reducing their size and cost. Cost reductions also can be achieved by simplifying the integrated circuit’s manufacturing process and improving the manufacturing yield.

To avoid the high cost of substantial redesign, semiconductor companies typically use technology that is scalable, which means it can be readily incorporated into multiple generations of manufacturing process technologies. Process technology generations are distinguished in terms of the dimension of the integrated circuit’s smallest topographical features, as measured in microns (one millionth of a meter). The semiconductor industry has continuously developed advanced process technologies that enable the reduction of silicon area on integrated circuits and consequently lower costs. Today, the industry is predominantly using 0.25-micron, 0.18-micron and 0.15-micron manufacturing process technology. However, current designs are now being implemented in 0.13-micron and in 90 nanometers (nm) manufacturing process technologies, with 65nm technologies anticipated in the near future.

Importance of Integration

For decades, the semiconductor industry has continuously increased the value of integrated circuits by improving their density, power consumption, speed and cost. The main driver for these improvements has been the success of shrinking the size of the basic semiconductor building block, or transistor. Transistors have become small enough to make it economical to combine multiple functions, such as microprocessors, graphics, memory, analog components and digital signal processors, on a SoC. Highly integrated circuits such as SoCs often offer advantages in density, power consumption, speed and cost that cannot be matched using separate, discrete integrated circuits. SoCs are essential for most electronic products, such as cellular phones, video game consoles, portable media players, communication and networking equipment and internet appliances, to achieve increasing performance requirements at a reasonable cost.

Importance of Embedded Memory

Historically, semiconductor companies implemented memory in separate integrated circuits. Rather than using separate memory chips, many semiconductor companies today are embedding memory on highly integrated circuits in order to optimize performance and power consumption. At the same time, the increasing sophistication of electronic products is driving a rapid increase in the amount of memory required. Current industry estimates are that more than half of the chip area of a SoC is comprised of embedded memory and this proportion is forecasted to increase in the future with the growth of more memory-intensive applications.

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

Traditional SRAM and Embedded DRAM

The most common form of embedded memory today utilizes traditional static random access memory, or SRAM. This technology is in the public domain and can be designed by any semiconductor company. Traditional SRAM has the following characteristics—

•       it can operate at the same high speeds as other functions of the integrated circuit;

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

To overcome the density limitations of traditional SRAM, some manufacturers have utilized embedded dynamic random access memory, or embedded DRAM. While embedded DRAM is denser than traditional SRAM, it is typically ten times slower. Manufacturing embedded DRAM also requires additional process steps and results in lower yields, which translate into increased manufacturing time and cost. Additionally, because of its complex interface requirements, embedded DRAM is more difficult to incorporate on integrated circuits, leading to a higher risk of failure. As integrated circuit designers have experimented with embedded DRAM, they have discovered that these limitations of embedded DRAM preclude its use in most applications. Therefore, traditional SRAM continues to be the most widely used technology for embedded memory. One of the major challenges for the semiconductor industry today is to find an embedded memory solution that combines high density, low power consumption, high speed and low cost.

Our Solution

We have developed a series of innovative memory technologies, 1T-SRAM technologies, which provide major advantages over traditional SRAM in density, power consumption and cost, thus making it more economical for designers to incorporate large amounts of embedded memory in their designs. In addition, our 1T-SRAM technologies offer all the benefits of traditional SRAM, such as high speed, simple interface and ease of manufacturability. Its core circuitry is already production proven in millions of memory chips and offers integrated circuit designers the following characteristics compared to traditional SRAM:

Parameters	Typical Characteristics of 1T-SRAM technologies vs. traditional SRAM
Density	Uses 50% to 75% less silicon for the same amount of memory
Cost	50% to 70% less cost for the same amount of memory
Power	Can save up to 75% of the power when operating at the same speed
Speed	Can provide speeds equal to or greater than those offered by traditional SRAM, especially for larger memory sizes

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

Manufacturing Process Independence

We have been able to implement our technology without requiring the manufacturer to make any significant changes to either standard logic or alternative manufacturing processes. 1T-SRAM’s portability, or the ease with which it can be implemented in different semiconductor manufacturing facilities, has been proven operational in the fabrication of chips at the world’s largest independent foundries, including Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, United Microelectronics Corporation, or UMC, Chartered Semiconductor Manufacturing Ltd., or Chartered, and Semiconductor Manufacturing International Corporation, or SMIC. It has also been proven in the manufacturing processes of integrated device manufacturers, or IDM’s, such as Fujitsu and NEC Electronics. 1T-SRAM’s scalability, or the ease with which it can be implemented in different generations of manufacturing processes, has already been demonstrated in the fabrication of chips in 0.25-micron, 0.18-micron, 0.15-micron, 0.13-micron and 90nm process generations, without extensive modifications. We expect our technology to continue to scale readily to future process generations. This portability and scalability provides for wide availability, inexpensive implementation and quick product time to market for our licensees.

Simplicity of Interface

Our 1T-SRAM technologies internal circuitry connects to the simple, standard SRAM interface that designers are accustomed to today. Our use of this standard high-performance interface minimizes design time, thus optimizing time to market for our licensees. This simple interface also helps minimize the risk that integrated circuit designs will not operate according to specifications.

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

Target Large and Growing Markets

We target the large and growing market for SoC applications requiring large embedded memories, which are in excess of one megabyte, with our 1T-SRAM technologies that offer chip designers improved performance in embedded memories thus optimizing the cost and performance of the SoC.

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

Work Closely with Semiconductor Companies and Foundries to Deliver Optimal Technology Solutions

We work closely with semiconductor companies to gain broad and detailed insight into their and their customers’ current and next-generation technology requirements. This insight helps us identify trends and focus our development efforts on optimizing our technology solution, resulting in shorter product time to market and lower costs. We plan to continue to qualify and license our technology with the leading IDM’s and foundries in order to provide a wide range of manufacturing choices for our customers.

Extend our Technology Offerings

Our goal is to continue to enhance our 1T-SRAM technologies and increase our share of the embedded memory market. We will continue to develop our technology in order to offer even higher-density, lower-power consumption, higher-speed and lower-cost designs for our licensees. As such, we continue to invest heavily in research to develop more advanced memory technologies. Since the introduction of 1T-SRAM in 1998, we have introduced and currently offer the following improvements to the 1T-SRAM technology:

•       TEC® Error Correction Circuitry, which automatically corrects memory errors during operation, including soft errors caused by high-energy particles, and eliminates the need for laser repair in manufacturing test. This is accomplished without adding silicon area or cost. Introduced in November 2001, our TEC® Error Correction Circuitry has now become the standard within 1T-SRAM in most of our licensing activities.

•       Lower power version of 1T-SRAM memory macros, well-suited to particular applications requiring very low operating and standby power, such as cell phone handsets, digital cameras, personal digital assistants and other consumer, wireless devices. We introduced the 1T-SRAM Low-Power family of products in April 2001.

•       1T-SRAM with extended density memory (twice the density of the original version of our technology) and up to four times the density of traditional SRAM. These products embed our advanced, folded capacitor 1T-Q bit cell. We introduced our 1T-Q-based products in December 2002.

In addition, we have developed new generations of our 1T-SRAM technologies, most recently in the 90nm manufacturing process. We intend to continue to develop our technologies for future process generations such as 65nm and 45nm.

Licensing and Distribution Strategy

We offer our technology on a non-exclusive and worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships.

Licensing

We license our technology to semiconductor companies who incorporate our technology into integrated circuits that they sell to their customers. In addition, we engage in joint marketing activities with foundries, intellectual property companies and design companies to promote our technology to a wide base of customers. These distribution channels have broadened the acceptance and availability of our technology in the industry. As our technology becomes available through an increasing number of channels, we believe it will be less likely that customers will have to alter their procurement practices in order to acquire our technology. We intend to continue to expand significantly this base of strategic relationships to further proliferate our technology.

We form product development and licensing relationships directly with semiconductor companies and original equipment manufacturers or OEM. The prospective licensee’s implementation of our 1T-SRAM technologies typically includes customized development. Usually, these relationships involve both engineering work to implement our technology in the specified product and licensing the technology for manufacture and sale of the product. Although the precise terms contained in our 1T-SRAM macro development and license agreements vary, every agreement provides for the payment of contract fees to us at the beginning of the contract and the joint development of specifications and initial product design and engineering. Contract fees include licensing fees, development fees for customizations based on the achievement of specified development milestones and royalties. The vast majority of our contracts allow billing between milestones based on work performed. Typically under our agreements, the licensee is obligated to complete the project within a stated timeframe and to assist us in completing the final milestone. If we perform the contracted services, usually the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. The agreements often also provide for the payment of additional contract fees if we provide engineering or manufacturing support services related to the manufacture of the product. Provisions in all of our license agreements require the payment of royalties to us based on the future sale or manufacture of products utilizing our 1T-SRAM technologies. Generally, our licenses grant rights on a non-exclusive, non-transferable basis, limited to the use of our technology as modified for the project covered by the license agreement. Our license agreements generally have a fixed five-year term and are subject to renewal. Each new project requires a separate agreement or an addendum to modify an existing agreement.

We have license agreements with many companies, including Agere Systems, Inc., Agilent Technologies, Analog Devices, Inc., Broadcom Corporation, eSilicon Corporation, Fujitsu Limited, Hitachi, Ltd., Kawasaki Micoroelectronics, Inc., LG Electronics, Inc., LSI Logic Corporation, Marvell Semiconductor, Inc., Matsushita Communication Industrial Co., Ltd., National Semiconductor Corporation, NEC Electronics Corporation,  Open-Silicon, Inc., Philips Semiconductors, Inc., Pixelworks, Inc., Pixim, Inc., SMIC, Sanyo Electric Co., Ltd., Sony Corporation, TSMC, UMC, and Via Technologies, Inc.

Joint Marketing Arrangement

We have formed joint marketing relationships with dedicated foundries such as TSMC, UMC, Chartered and SMIC. These foundries have cooperated with us to prove the manufacturability of integrated circuits utilizing our 1T-SRAM technologies in their particular manufacturing process. Once manufacturability has been proven, the foundries can then offer their manufacturing services to our licensees, and their integrated circuit device customers can fabricate integrated circuits incorporating our 1T-SRAM technologies.

Custom Memory Designs

We offer directly to our licensees customized 1T-SRAM memory designs to meet their specific design parameters. We also offer a variety of options for optimizing the design specification in order to improve performance and cost effectiveness.

Standard Macro Designs

In addition to licensing our customized 1T-SRAM designs, companies also can license standard 1T-SRAM off-the-shelf memory designs from us, known as CLASSIC Macros. These readily available standard memory designs can assist the licensee in getting its SoC quickly to market.

Technology Licenses

We also offer our technology to semiconductor companies through 1T-SRAM technology license agreements, under which we grant the licensee the additional right to create and modify 1T-SRAM designs to offer to its own customers. The contract fees associated with these arrangements require the licensee to pay us to port our technology to its manufacturing process and develop a template design that the licensee will be able to use to generate future designs. These agreements also obligate the licensee to pay contract fees to us upon the achievement of specified development milestones and may provide for the payment of additional contract fees if we provide engineering or manufacturing support services. Under these agreements we will be entitled to receive royalties based on the future sale or manufacture of products utilizing our 1T-SRAM technologies. The licenses are non-exclusive and non-transferable and authorize the licensee to modify designs for its customers from the template design that we provide under the agreement. Typically, the template design applies only to a specified manufacturing process generation. The licensee may add future process generations to the license agreement for additional contract fees.

Technology

Our innovative 1T-SRAM technologies include many new and proprietary features. These technologies combine the high-density advantages of DRAM with the high performance and utility of SRAM. Underlying this technology are several distinct pieces of our proprietary technology.

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

Refresh Management Circuitry

Refresh operations required to ensure data is maintained to a minimum level in dynamic cells may be performed transparently to a user’s application, allowing designers to fully disregard any of the traditional requirements of dynamic cell arrays.

Leakage Suppression Circuitry

Our unique patented architecture, circuits and proprietary design techniques that manage process leakage allow MoSys 1T-SRAM technologies to be manufactured on any CMOS process, including generic ASIC processes, thus removing the need for complicated embedded memory process development.

TEC® Error Correction Circuitry

We offer our 1T-SRAM technologies with embedded error correction circuitry for higher reliability and quality. This circuitry automatically corrects memory errors during operation, including soft errors caused by high-energy particles, and eliminates the need for laser repair in manufacturing test. This is accomplished without adding any additional silicon area or cost. The TEC® Error Correction Circuitry is currently incorporated into all of our designs developed targeting 0.13-micron and more recent technologies.

1T-Q® Folded Area Capacitor (FAC)

Using an innovative capacitor technology called Folded Area Capacitor (FAC), we can provide our licensees with a very high-density memory solution. Requiring only two additional non-critical masks during the manufacturing process, utilizing our 1T-Q® Folded Area Capacitor, our 1T-SRAM products can achieve densities up to four times that of traditional SRAM and twice the density of the original version of our technology.

Advanced Manufacturing Processes

We have continued to implement our 1T-SRAM technologies on advanced generations of manufacturing processes. As a result, our licensees are able to implement integrated circuits incorporating 1T-SRAM embedded memories on the highest performance manufacturing processes available. The chart below illustrates a sampling of test chips we have made for initially implementing and verifying 1T-SRAM technologies on the latest generations of manufacturing processes nodes. The processes with the smaller micron dimensions have higher random access speeds and typically enable larger capacity memories.

Processes Generation	0.18-micron	0.15-micron	0.13-micron	90nm
Date of 1T-SRAM Verification	January 2000	May 2000	April 2001	December 2005
Typical Memory	1-32	1-48	1-64	1-128
Capacity	megabits	megabits	megabits	megabits

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

As of December 31, 2005, we employed 51 engineers, representing 67% of our employees, with specific expertise in circuit design, layout and a variety of manufacturing processes. Effective November 10, 2004, we closed the ATMOS’ research and development facility and terminated the employment of approximately 20 employees of ATMOS. We have a design center in Seoul, South Korea where 10 of our engineers reside. For the years ended December 31, 2005, 2004, and 2003, research and development expenditures totaled approximately $5.8 million, $8.1 million, and $8.7 million, respectively.

Sales and Marketing

As of December 31, 2005, we had a staff of 14 sales and marketing executives managing our technology licensing activities. We have 11 sales and marketing personnel in the United States who are responsible for licensing activities in North America and Asia. Two are located in Sophia-Antipolis, France and are responsible for licensing activities in Europe and the Middle East. One sales and marketing manager is located in Yokohama, Japan and is responsible for licensing activities in Japan. This group manages the negotiation of license agreements, provides technical support during the sales cycle to licensees and administers the contracts. As we have multiple sales channels through our relationships with semiconductor companies, foundries, intellectual property companies and design companies, we do not believe that we require a large internal sales force. Our marketing and promotional activities include participation in industry trade shows, distribution of collateral marketing material, publication of articles in trade journals and publicizing our licensing activities and technology achievements. We also provide presentations and working sessions with the senior technical and business staff of prospective customers.

Intellectual Property

We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights. As of December 31, 2005, we held 80 U.S. patents on various aspects of our technology, with expiration dates ranging from 2011 to 2023. These 80 patents include claims relating to multibank partitioning, 1T-SRAM internal operation and circuit techniques, high-speed operation techniques, 1T-SRAM refresh management techniques and the interface of embedded 1T-SRAM storage cells in logic processes. We currently have nine pending U.S. patent applications, and have received notices of allowance with respect to one of these applications. We also hold 40 foreign patents with expiration dates ranging from 2012 to 2022, and we have 19 pending foreign patent applications. There can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us, or that we will be able to enforce our patents against infringement.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Our licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights owned by others. Our successful protection of our patents and other intellectual property rights are subject to a number of factors, particularly those described in Part I, Item 1A. “Risk Factors.”

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

Employees

As of December 31, 2005, we had 76 full-time employees, consisting of 51 in research and development and engineering, 14 in sales and marketing and 11 in finance and administration. We believe our future success will depend, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for whom competition is intense. Our employees are not represented by any collective bargaining unit, and we have not experienced any work stoppage. We believe that our employee relations are good.

Available Information

Our Web site address is www.mosys.com. The information in our Web site is not incorporated by reference into this report. Through a link on the Investor section of our Web site, we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Executive Officers

The names of the Company’s executive officers as of December 31, 2005 and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Chester J. Silvestri	57	Chief Executive Officer and Director
Wingyu Leung	51	Executive Vice President, Chief Technical Officer and Director
Dhaval Ajmera	48	Vice President of Worldwide Sales and Business Development

Chester J. Silvestri,   Mr. Silvestri was appointed our Chief Executive Officer and a member of our board of directors on July 26, 2005. Mr. Silvestri held the position of Chief Executive Officer, President and a member of Board of Directors at Ceva, Inc., a leading provider of licensable digital signal processor

(DSP) cores and platform-level IP, from June 2003 to May 2005 and also served as Chairman of Ceva’s Board of Directors from February 2004 to May 2005. From January to May 2003, Mr. Silvestri was a private investor and previously, from 1999 to 2002, Mr. Silvestri held the position of Chief Executive Officer of Arcot Systems, a developer of credit card authentication software. Mr. Silvestri also has served as Chief Operating Officer of Tripath Technology, Inc., President of the Microelectronic Division of SUN Microsystems, Inc., and Vice President and General Manager of the Technology Licensing division of MIPS Computer Systems, Inc. Since June 2003, Mr. Silvestri has served as a member of the board of directors of Magma Design Automation, Inc. Mr. Silvestri earned his bachelor of science and master of science degrees in electrical engineering from Michigan State University and his MBA from the Harvard Graduate School of Business.

Wingyu Leung,   Dr. Leung has served as our Executive Vice President, Engineering, and Chief Technical Officer and as a member of our board of directors since April 1992. Dr. Leung also served as our Secretary from April 1992 until May 1996 and again from May 1997 until August 2000. Prior to joining us, Dr. Leung served as a technology consultant to several high technology companies, including Rambus, Inc., a developer of a high-speed chip-to-chip interface technology. Prior to that time, Dr. Leung served as a member of the technical staff of Rambus, and as a senior engineering manager at Integrated Device Technology, Inc., where he managed and participated in circuit design activities. Dr. Leung holds a B.S. in electrical engineering from the University of Maryland, a M.S. in electrical engineering from the University of Illinois, and a Ph.D. in electrical engineering and computer science from the University of California at Berkeley.

Dhaval Ajmera,   Mr. Ajmera became our Vice President of Worldwide Sales and Business Development on October 3, 2005. Prior to joining the MoSys, Mr. Ajmera held a position of the Vice President of North American Sales at Ceva, Inc., a leading provider of licensable digital signal processor (DSP) cores and platform-level IP, from March 2004 to July 2005.  Prior to that, he was Vice President of World Wide Marketing and Sales for Emuzed, Inc., a leader in multimedia solutions from June 2002 through November 2003, and was instrumental in launching the World’s first Media Center PC along with Microsoft and very large PC OEMS Worldwide including HP, Dell, Samsung and others. Mr. Ajmera has a MSEE from University of Florida and BSEE from University of Bombay.

Item 1A.                  Risk Factors

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

•       An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders as licensees of our technology. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our technology. If a high-profile industry participant adopts our technology for one or more of its products but fails to achieve success with those products, or is unable to successfully implement our technology, other industry participants’ perception of our technology could be harmed. Any such event could reduce the number of future licenses of our technology. Likewise, if a market leader were to adopt and achieve success with a competing technology, our reputation and licensing program could be harmed.

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

None of our licensees are under any obligation to incorporate our technology in any present or future product or to pursue the manufacture or sale of any product incorporating our technology. A licensee’s decision to complete a project or manufacture a product is subject to changing economic, marketing or strategic factors. The long development cycle of a licensee’s products increases the risk that these factors will cause the licensee to change its plans. In the past, some of our licensees have discontinued development of products incorporating our technology. Although in most cases their decisions were based on factors unrelated to our technology, it is unlikely that we will receive royalties in connection with those products. We expect that occasionally our licensees will discontinue a product line or cancel a product introduction, which could adversely affect our future operating results and business.

If the market for SoC integrated circuits does not expand, our business will suffer.

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

We cannot be certain that the market for SoCs will continue to develop or grow at a rate sufficient to support our business.  SoC providers depend on the demand for products requiring SoCs, such as cellular phones, game consoles, PDAs, digital cameras, DVD players and digital media players to name a few. The demand for such products is uncertain and difficult to predict and depends on factors beyond our control. If the market fails to grow or develops more slowly than expected, our business will suffer.

The semiconductor industry is cyclical in nature and subject to periodic downturns, which can negatively affect our revenue.

The semiconductor industry is cyclical and has experienced pronounced downturns for sustained periods of up to several years. To respond to any downturn, many semiconductor manufacturers and their customers will slow their research and development activities, cancel or delay new product developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies. As a result, our business has been in the past and could be adversely affected in the future by an industry downturn, which could negatively impact our future revenue and profitability. Also, the cyclical nature of the semiconductor industry may cause our operating results to fluctuate significantly from year-to-year, which may tend to increase the volatility of the price of our common stock.

We might be unable to deliver our customized memory technology within an agreed technical specification in the time frame demanded by our licensees, which could damage our reputation, harm our ability to attract future licensees and adversely impact operating results.

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

In addition, any failure to meet our customers’ timetables, as well as the agreed upon technical specifications of our customized memory technology could lead to the failure to collect, or a delay in collecting royalties and licensing fee payments from our licensees, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results. Furthermore, a customer may assert that we are responsible for delays and cost overruns and demand reimbursement for some of its costs, which we may elect to reimburse in whole or in part in order to address the customer’s concerns. For example, in 2004, we reduced revenue by $450,000 for a reimbursement given to a customer for excess verification costs incurred by the customer. In 2005, we also settled with one of our licensees for the amount of $375,000 related to a claim made for excess verification costs incurred by the licensee.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2005, our two largest customers, NEC and Fujitsu represented 35% and 17% of total revenue, respectively. For the year ended December 31, 2004, our three largest customers NEC, Fujitsu and Marvell represented 19%, 17% and 11% of total revenue, respectively. For the year ended December 31, 2003, our three largest customers, Sony, NEC and UMC represented 17%, 14% and 11% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Furthermore, our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2005 and 2004 has come from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 14%, 15%, and 11% of total revenue in the 2005, 2004 and 2003, respectively. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot assure you that Nintendo’s sales of products incorporating our technology will increase beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2005, three customers represented 82% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

Additionally, we rely on third-party foundries to manufacture our silicon test chips, to provide references to their customers and to assist us in the focus of our research and development activities. If we are unable to maintain our existing relationships with these foundries or enter into new relationships with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop new technologies will be hampered. We would then be unable to license our intellectual property to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

Our embedded memory technology is unique and the occurrence of manufacturing difficulties or low production yields, if not corrected, could hinder market acceptance of our technology and reduce future revenue.

Complex technologies like ours could be adversely affected by difficulties in adapting our 1T-SRAM technologies to our licensees’ product designs or to the manufacturing process technology of a particular foundry or semiconductor manufacturer. Some of our customers have experienced lower than expected yields when initially integrating our design into their SoC. We work closely with our customers to resolve any design or process issues in order to achieve the optimum production yield.

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

There exists significant competition in the market for embedded memory technologies. Our licensees and prospective licensees can meet their need for embedded memory by using traditional memory solutions with different cost and performance parameters, which they may internally develop or acquire from third-party vendors. In the past two years, the demand for applications for which our 1T-SRAM technologies provide distinct advantages has not experienced significant growth. If alternative technologies are developed that provide comparable system performance at lower cost than our 1T-SRAM technologies for certain applications and/or do not require the payment of comparable royalties, or if the industry generally demonstrates a preference for applications for which our 1T-SRAM technologies do not offer significant advantages, our ability to realize revenue from our 1T-SRAM technologies could be impaired.

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

On March 31, 2004, UniRAM Technology, Inc. filed a complaint against us in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. UniRAM’s complaint asserts that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and speculated that we improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner. Subsequent to March 31, 2004, UniRAM has amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims of patent infringement with respect to one of the two patents originally identified in the initial complaint. UniRAM continues to assert its claims of patent infringement with respect to the other patent. We believe that UniRAM’s complaint lacks merit and intend to vigorously defend against it.

We expect to incur substantial expenses litigating the matter in 2006, at least, and potentially thereafter. In addition, although we expect to prevail in the lawsuit, if we do not, we may be required to pay substantial damages and/or the attorneys’ fees and expenses of the other party, as well as our own and perhaps the court would enter an injunction. The payment of such damages and expenses could adversely affect our results of operations and cause net losses for the periods in which we record them.

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

Our technology is complex and is intended for use in complicated integrated circuits. A very large number of new and existing products utilize embedded memory, and a large number of companies manufacture and market these products. Because of these factors, policing the unauthorized use of our intellectual property is difficult and expensive. We cannot be certain that we will be able to detect unauthorized use of our technology or prevent other parties from designing and marketing unauthorized products based on our technology. In the event we identify any past or present infringement of our patents, copyrights or trademarks, or any violation of our trade secrets, confidentiality procedures or licensing agreements, we cannot assure you that the steps taken by us to protect our proprietary information will be adequate to prevent misappropriation of our technology. Our inability to protect adequately our intellectual property would reduce significantly the barriers of entry for directly competing technologies and could reduce the value of our technology. Furthermore, we might initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us.

Our existing patents might not provide us with sufficient protection of our intellectual property, and our patent applications might not result in the issuance of patents, either of which could reduce the value of our core technology and harm our business.

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2005, we held 80 patents in the United States, which expire at various times from 2011 to 2023, and 40 corresponding foreign patents. In addition, as of December 31, 2005, we had nine patent applications pending in the United States and 19 pending foreign applications, and had received notice of allowance of one patent application pending in the United States. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

The size of our company has increased substantially as we grew from 43 employees in January 2001 to 76 employees in December 2005. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to—

•       implement and manage new marketing channels to penetrate different and broader markets for our 1T-SRAM technologies;

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

Our stockholder rights plan could prevent stockholders from receiving a premium over the market price for their shares from a potential acquirer.

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

Our executive officers, directors and their affiliates or non-affiliate related entities, in the aggregate, beneficially own approximately 11% of our common stock. These stockholders acting together have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

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

Our Executive Vice President, Chief Technical Officer, and Director, Wingyu Leung has entered into a new plan under Rule 10b5-1 of the Securities Exchange Act of 1934. It provides for aggregate sales of 500,000 shares in blocks of 25,000 shares each on the 3rd day and the 18th day of each month. Sales are executed using a market not held order entered prior to market open on the 3rd day and the 18th day of each month. Trading shall commence on March 3, 2006. The duration of this plan is from February 20, 2006 to December 29, 2006. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). The plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions. Pre-designated trading under this plan may cause unexpected declines in the market price of our common stock. In addition, subject to compliance with applicable securities laws and our insider trading policies, each of our directors and executive officers may sell shares of common stock from time to time.

Item 1B.                  Unresolved Staff Comments

None.

Item 2.                          Properties

On May 6, 2005, we signed a new lease agreement for our facility to accommodate our principal administrative, sales, marketing, support and research and development functions. Under the new lease agreement, we occupy approximately 26,000 square feet of space in Sunnyvale, California. This lease expires at the end of June 2010. The lease for our previous facility expired at the end of June 2005. We have leased approximately 19,000 square feet of space in Ontario, Canada for our research and development facility. The lease expires at the end of April 2008. In connection with the closure of ATMOS’ operation, in July 2005, we signed an agreement to sublease the ATMOS facility, which we occupy under long-term leases in Canada. The sublease expires at the end of April 2008. We have leased approximately 3,700 square feet of space in Seoul, South Korea for our engineering design center. This lease expires at the end of April 2008. Additionally, we have leased approximately 1,340 square feet of space in Yokohama, Japan and 140 square feet of space in Sophia-Antipolis, France for our sales and marketing offices. These leases expire at the end of November 2006 and March 2006, respectively. We believe that our existing facilities are adequate to meet our current needs.

Item 3.                          Legal Proceedings

On March 31, 2004, UniRAM Technology, Inc. filed a complaint against us in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. UniRAM’s complaint asserts that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and speculated that we improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner. Subsequent to March 31, 2004, UniRAM amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims for one of the two patents identified in the initial complaint. UniRAM continues to maintain its claims of patent infringement with respect to the other patent being asserted against us. In October 2005, the court held a “Markman hearing” to construe and interpret the claims of the patent that UniRAM continues to assert against us and TSMC. As yet, the court has not issued its claim construction ruling. We believe that UniRAM’s complaint lacks merit and intend to vigorously defend against it.

From time to time we may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report. The 2006 Annual Meeting of Stockholders will be held at 9:30 a.m., local time, on or about May 25, 2006, at our principal executive office located at 755 North Mathilda Avenue, Sunnyvale, California 94085.

Part II

Item 5.                          Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ National Market under the symbol MOSY. The following table sets forth the range of high and low sales prices of our common stock for each period indicated.

Quarter ended	High	Low
December 31, 2005	$6.22	$4.99
September 30, 2005	$5.66	$4.60
June 30, 2005	$6.18	$4.83
March 31, 2005	$6.42	$5.44
December 31, 2004	$6.66	$4.07
September 30, 2004	$8.30	$3.67
June 30, 2004	$13.45	$6.45
March 31, 2004	$13.40	$6.90

Dividend Policy

We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 29, 2005, we announced a repurchase program for up to $20 million of outstanding common stock over the next 12 months. No repurchases were made pursuant to this program in 2005.

Use of Proceeds from Registered Securities

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

Securities Authorized for Issuance under Equity Compensation Plan

See Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Year Ended December 31,
	2005 *	2004 *	2003 *	2002	2001
	(In thousands, except per share data)
Net revenue:
Product	$10	$952	$1,904	$2,924	$12,991
Licensing	7,725	4,544	10,418	10,523	6,053
Royalty	4,547	5,325	6,911	14,344	3,446
Total net revenue	12,282	10,821	19,233	27,791	22,490
Cost of net revenue
Product	—	655	1,217	1,668	5,776
Licensing	1,986	1,613	1,970	1,730	633
Total cost of net revenue	1,986	2,268	3,187	3,398	6,409
Gross profit	10,296	8,553	16,046	24,393	16,081
Operating expenses:
Research and development	5,839	8,096	8,741	6,926	5,201
Selling, general and administrative	9,922	13,331	6,432	5,266	5,340
Restructuring expenses	119	585	—	—	—
Total operating expenses	15,880	22,012	15,173	12,192	10,541
Operating income (loss)	(5,584)	(13,459)	873	12,201	5,540
Interest and other income	2,591	11,578	1,914	1,539	1,818
Income (loss) before income taxes	(2,993)	(1,881)	2,787	13,740	7,358
Income tax benefit (provision)	11	(26)	(279)	(1,373)	(367)
Net income (loss)	$(2,982)	$(1,907)	$2,508	$12,367	$6,991
Net income (loss) per share:
Basic	$(0.10)	$(0.06)	$0.08	$0.41	$0.35
Diluted	$(0.10)	$(0.06)	$0.08	$0.40	$0.25
Shares used in computing net income (loss) per share:
Basic	30,534	30,750	30,504	29,902	19,709
Diluted	30,534	30,750	30,998	31,275	28,390
Allocation of stock-based compensation to operating expenses
Research and development	$—	$44	$148	$340	$781
Selling, general and administrative	36	24	311	316	654
	$36	$68	$459	$656	$1,435

	Year Ended December 31,
	2005 *	2004 *	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments and auction rate securities	$68,650	$62,349	$41,365	$68,433	$84,293
Working capital	68,179	62,535	44,426	71,213	82,343
Total assets	103,637	104,582	106,892	103,090	89,596
Deferred revenue	1,309	501	506	1,779	3,418
Long-term obligations	196	239	13	25	—
Stockholders’ equity	99,332	100,408	103,511	98,697	84,104

*                    Derived from the financial statements that are included in Item 8.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Overview

We design, develop, market and license memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, such as SoCs. We have also sold memory chips based on our 1T-SRAM technologies, but in 2004, we ceased actively selling them. We do not expect to make and sell memory chips in the future.

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

We generate revenue from the licensing of our memory technologies, which consists of licensing revenues, customization services, maintenance and support fees and royalties. Royalty revenues are earned under each of our license agreements when our licensees manufacture or sell products that incorporate any of our 1T-SRAM technologies and report the results to us. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project.

During 2002, we purchased ATMOS Corporation, a semiconductor memory company focused on creating high-density, compiler-generated embedded memory solutions for SoC applications. Effective November 10, 2004, we closed the ATMOS research and development facility in Canada and terminated the employment of approximately 20 employees working there. We recorded restructuring charges related to the closure of approximately $119,000 in 2005 and $585,000 in the fourth quarter of 2004. The charges incurred in 2005 were related to our revised estimate due to the new sublease agreement signed in the second quarter of 2005.

In 2005, we began delivering our new family of 1T-SRAM CLASSIC Memory Macro products to licensees. These macros are silicon-proven, high-density solutions offering customers rapid memory block integration into their SoC designs. They are pre-configured and require minimal additional customization and we believe they will enable us to increase our penetration of the market for very dense, low power, high speed embedded memory applications.

Sources of Revenue

We generate two types of revenue: licensing and royalties. In the past, we also sold our proprietary memory chips, and prior to 2001, we derived almost all our revenue from them. From 2001 through 2004, product revenue as a percentage of our total revenue declined significantly, while licensing and royalty revenues grew substantially as a percentage of total revenue. In the third quarter of 2001, for the first time, combined license and royalty revenue exceeded product revenue. By the end of third quarter of 2004, we had exited the product business except for minor sales of products required by our historical customers from time-to-time.

Licensing.   Our license agreements involve long sales cycles, which makes it difficult to predict when the agreements will be signed. In addition, our licensing revenues fluctuate from period-to-period, and it is difficult for us to predict the timing and magnitude of such revenue from quarter-to-quarter. Moreover, we believe that the amount of licensing revenues for any period is not necessarily indicative of results in any future period. Our future revenue results are subject to a number of factors, particularly those described in Part I, Item 1A. “Risk Factors.”

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer for embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the initial production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from $80,000 to several million dollars per contract, depending on the scope and complexity of the development project, and the licensee’s rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow billing between milestones based on work performed. All license agreements entered into to date require us to meet performance specifications. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. Revenue is recognized when collectibility is probable. We use actual direct labor hours incurred to measure progress towards completion. We periodically evaluate the actual status of each project to determine whether the estimates to complete each contract remain accurate and update our estimated costs to complete as necessary. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period. If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $368,000, $57,000 and $1.1 million as of December 31, 2005, 2004, and 2003, respectively. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of all revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our newer contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. In 2005, we recognized $240,000 of licensing revenue from cancelled contracts, compared to none in 2004 and $759,000 in 2003.

Royalty.   Each license agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our license agreements require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We recognize royalties from reports provided by the licensee that are received in the quarter immediately following the quarter during which the licensee has sold or manufactured products containing our technology.

As with our licensing revenues, the timing and level of royalties are difficult to predict. They depend on the licensee’s ability to market, produce and sell products incorporating our technology. Many of the products of our licensees that are currently subject to licenses from us are consumer products, such as electronic game consoles, for which demand can be seasonal and generally highest in the fourth quarter. We do not report royalties from products sold in the fourth quarter until the first quarter of the following year. Also, if a licensee holds excess inventory of products using our licensed technology, we are unlikely to report additional royalty revenue attributable to that product until the quarter after the licensee restarts production. For a discussion of factors that could contribute to the fluctuation of our revenues, see Part I, Item 1A. “Risk Factors—Our lengthy licensing cycle and our licensees’ lengthy development cycles will make the operating results of our licensing business difficult to predict,” and “—Anything that negatively affects the business of our licensees could negatively impact our revenue.”

Product sales.   In the second quarter of 2004, we notified customers of our decision to discontinue sales of our memory chip products. As of the end of the third quarter of 2004, we had no remaining product inventory. We do not expect to develop, market and sell memory chips in the future.

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

Prior to 2005, we recorded deferred revenue when cash was received. However, the terms of our license contracts allow us to bill customers upon achieving the milestones stated in the contracts. We believe that now we have adequate history and experience in fulfilling licensing contract obligations to our customers and collecting payments from them. Therefore, starting in 2005, we began recording accounts receivable and deferred revenue at the time of billing. This change had no impact on the statement of operations, or net cash provided by (used in) operations, investing, or financing activities in the statement of cash flows. The December 31, 2004 accounts receivable and deferred revenue amounts are presented by reducing both accounts receivable and deferred revenue by $871,000, consistent with the presentation used in 2004.

For contracts involving design specifications that we have not met previously, we defer the recognition of revenue until the design meets the contractual design specifications and expense the cost of services as incurred. When we have experience in meeting design specifications but do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost. For these arrangements, we recognize revenue using the completed contract method. Under the completed contract method, we recognize revenue when we have knowledge that the customer has successfully verified our design. In 2005 and 2004, none of our license revenue was recognized under the completed contract method.

We also provide support and maintenance. Under these arrangements, we provide unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. When we provide a combination of services related to licensing and support and maintenance to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Specifically, we analyze the separate elements to determine if vendor specific objective evidence, or VSOE, exists for the undelivered elements. We believe we have established VSOE for our support and maintenance arrangements. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance. Revenue from support and maintenance service represented $512,000 and $60,000 in 2005 and 2004, respectively, and was included in licensing revenue in the statement of operations.

Royalty.   Licensing contracts provide also for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include our 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. We recognize royalties in the quarter in which we receive the licensee’s report. Generally, royalty payments are made by the licensees around the time we receive their reports.

Goodwill.   We review goodwill, recorded from the acquisition of ATMOS Corp. in August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Subsequent to the acquisition of ATMOS, its business became an integrated part of our operations. In 2004, we closed the operation of ATMOS as our Canadian research and development facility. Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level. For step one, we determine the fair value of our reporting unit using the market approach. Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets assigned to the reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. We performed the annual impairment test during the third quarter of 2005 and the test did not indicate impairment of goodwill as of September 30, 2005. As of December 31, 2005, we found no indicators of potential impairment.

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

Tax valuation allowance.   When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our consolidated statement of operations unless the increase is attributable to stock-based compensation deductions, which are recorded directly to equity. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 31, 2005, we had a valuation allowance of approximately $10.9 million, of which approximately $6.1 million was attributable to Canadian loss and research and development pool carryforwards, and $4.1million was attributable to U.S. and state net operating loss and tax credit carryforwards.

Results of Operations

The following discussion compares the historical results of operations based on U.S. generally accepted accounting principles for the years ended December 31, 2005, 2004 and 2003. For these three years, results of operations as a percentage of net revenue were as follows:

	Year Ended December 31,
	2005	2004	2003
Net revenue:
Product	—%	9%	10%
Licensing	63	42	54
Royalty	37	49	36
Total net revenue	100	100	100
Cost of net revenue
Product	—	6	6
Licensing	16	15	11
Total cost of net revenue	16	21	17
Gross profit	84	79	83
Operating expenses:
Research and development	48	75	46
Selling, general and administrative	81	123	33
Restructuring expenses	—	5	—
Total operating expenses	129	203	79
Operating income (loss)	(45)	(124)	4
Interest and other income	21	106	10
Income tax benefit (provision)	—	—	(1)
Net income (loss)	(24)%	(18)%	13%

Years Ended December 31, 2005, 2004 and 2003

Revenue.   In 2005, total revenue increased to $12.3 million representing a 14% increase from total revenue in 2004. Licensing revenue increased to $7.7 million in 2005 from $4.5 million in 2004 mainly due to increased numbers of projects commenced under new contracts signed in 2005 and revenue generated under a large contract signed in 2003 and completed in 2005. Royalty revenue decreased to $4.5 million in 2005 from $5.3 million in 2004 as customer sales of chips incorporating our technology declined. Royalties related to the production of Nintendo Gamecube chips in 2005 was $1.7 million, which was consistent with royalties in 2004.

In 2004, total revenue decreased to $10.8 million representing a 44% decline from total revenue in 2003. Licensing revenue declined to $4.5 million in 2004 from $10.4 million in 2003 because we did not add new licensing projects to offset the decrease in licensing revenue earned from older projects that we completed in 2004. In 2004, we reduced revenue by $450,000 for a reimbursement given to a customer for excess verification costs incurred by the customer. Royalty revenue decreased to $5.3 million in 2004 from $6.9 million in 2003, which included a one-time past due royalty payment of approximately $713,000 from Conexant. Excluding that one-time payment, total royalties in 2004 declined by approximately $900,000 from 2003, as customer sales of chips incorporating our technology declined. For example, royalties related to the production of Nintendo Gamecube chips represented $1.7 million in 2004 compared to $2.1 million in 2003.

In 2003, total revenue was $19.2 million primarily from licensing and royalty activities. The majority of licensing revenue earned in 2003 was derived from development projects other than Gamecube-related projects. Royalties earned from the sale of Gamecube chips incorporating our 1T-SRAM technology represented 11% of our total revenue in 2003. A significant portion of royalty revenues from other licensees in 2003 represented sales of royalty-bearing products first shipped in 2002. During the second quarter of 2003, we collected $1.0 million in cash from Conexant for the termination of its October 2000 license agreement with us. That payment consisted of current and past due royalty payments totaling $713,000, and a contract termination fee of $287,000, which we included in other income.

During the years ended December 31, 2005, 2004, and 2003, our product sales totaled $10,000, $952,000 and  $1.9 million, respectively. Sales of our memory chips have declined sharply as we shifted our primary focus from product sales to the licensing of our 1T-SRAM technologies after 1999. In the second quarter of 2004, we notified customers of our decision to discontinue sale of our memory chip products. As of the end of the third quarter of 2004, we had no remaining product inventory of value. Accordingly, we will only have minor ongoing sales of products required from time to time by customers. In the future, we do not expect to develop, market and sell memory chips.

Gross Profit.   Gross profit increased to $10.3 million in 2005 from $8.6 million in 2004 primarily due to an increase in our licensing revenue. Our gross profit as a percentage of total revenue increased to 84% in 2005 from 79% in 2004 primarily due to a higher licensing gross profit, which increased to 74% of total revenue in 2005 from 65% of total revenue in 2004. This increase occurred because lower cost for fulfilling our obligations under new license agreements that required less customization.

Gross profit decreased to $8.6 million in 2004 from $16.0 million in 2003 primarily due to the significant decline in our licensing revenue. Our gross profit as a percentage of total revenue decreased to 79% in 2004 from 83% in 2003 primarily due to the decline in licensing gross profit which fell to 65% of total revenue in 2004 from 81% of total revenue in 2003. This decline occurred because we incurred higher cost under new license agreements than we had originally estimated or had historically experienced. In addition, we recognized revenue under some lower margin license projects including a few contracts in which our estimated cost exceeded the amount of revenue to be recognized.

In 2004, product gross margin as a percentage of product revenue decreased to 31% compared to 36% in 2003 mainly due to an inventory write-off of approximately $230,000 in 2004, which was not previously reserved for. In 2003, product gross margin as a percentage of product revenue decreased to 36% compared to 43% in 2002. The decline resulted primarily from lower average selling prices for our memory chips in 2003.

Research and Development.   Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products. Research and development expenses decreased to $5.8 million in 2005 from $8.1 million in 2004 mainly due to the closure of our ATMOS research and development facility in Ottawa, Canada in November of 2004. There were no research and development expenses incurred at the ATMOS facility in 2005 as compared to $2.2 million incurred in 2004.

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

Research and development expenses increased to $8.7 million in 2003 because we had increased engineering staff from our acquisition of ATMOS and to support our memory compiler development. ATMOS’ research and development expenses represented approximately $2.6 million in 2003.

Selling, General and Administrative.   Selling, general and administrative expenses decreased to $9.9 million in 2005 from $13.3 million in 2004 primarily due to $5.5 million of expenses incurred in 2004 related to the aborted acquisition by Synopsys, Inc. and legal expenses related to litigation with Synopsys over its abandonment of the acquisition and $800,000 of litigation expenses with respect to the patent infringement and trade secret misappropriation suit brought against us by UniRAM Technology, Inc. incurred in 2004. We did not incur Synopsys-related costs in 2005, but incurred approximately $1.6 million of legal expenses related to the clams brought by UniRAM. Expenses related to testing and assessment of effectiveness of our internal control over financial reporting required by Section 404 of Sarbanes-Oxley Act were approximately $466,000 in 2005. We expect the expenses related to UniRAM litigation and testing and assessment required by Section 404 of Sarbanes-Oxley Act to continue in 2006.

Selling, general and administrative expenses increased to $13.3 million in 2004 from $6.4 million in 2003 due primarily to expenses related to the aborted acquisition by Synopsys and litigation expenses related to litigation with Synopsys and UniRAM. In 2004, expenses related to testing and assessment of effectiveness of our internal control over financial reporting required by Section 404 of Sarbanes-Oxley Act were approximately $690,000. Selling, general and administrative expenses increased to $6.4 million in 2003 due primarily to increased sales and marketing activities, including the establishment of a sales office in Japan in January 2003 and higher professional fees.

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

We recorded restructuring costs of $585,000 in the fourth quarter of 2004, consisting of $179,000 of severance and fringe benefits and lease abandonment charges of $406,000. At December 31, 2004, we have a total restructuring accrual of $429,000, comprised of unpaid employee severance costs of $19,000 and estimated lease abandonment costs of $410,000. All employees to be affected by our reduction in workforce were notified of the termination of their employment on November 10, 2004.

On July 15, 2005, we signed an agreement to sublease the ATMOS facility, which we occupy under a long-term operating lease through April 2008. The sublease expires at the end of April 2008.As a result of the sublease, we incurred $119,000 of additional restructuring expenses in 2005. As of December 31, 2005, we had a total restructuring estimated lease abandonment accrual of $293,000. We review these estimates periodically if these assumptions materially change due to rental market factors, the ultimate restructuring expense for the abandoned facilities would be adjusted.

Interest and Other Income.   Interest and other income decreased to $2.6 million in 2005 from $11.6 million in 2004, which included the $10 million Synopsys termination fee related to the aborted acquisition. Interest income increased to $2.6 million in 2005 from $1.5 million in 2004 due to higher interest rates in 2005. Interest and other income increased to $11.6 million in 2004 from $1.9 million in 2003 primarily due to a $10.0 million termination fee paid by Synopsys. In addition, interest income increased slightly to $1.5 million in 2004 from $1.4 million in 2003 as income attributable to higher interest rates in 2004 was impacted adversely by the requirement that we liquidated the short-term and long-term investments in the second quarter of 2004 prior to the abandonment of its acquisition of our company by Synopsys. In 2003, interest and other income increased to $1.9 million primarily due to the $287,000 contract termination fee from Conexant and $241,000 of Canadian research and development incentive credits. Interest income was $1.4 million in 2003. We incurred no interest expense in 2005, 2004, and 2003.

Deferred stock-based compensation cost to employees.   During the year ended December 31, 2004, we recorded deferred compensation cost of  $74,000, which would be amortized in future periods. No such costs were incurred in 2005 or 2003. The 2004 deferred compensation costs represented the intrinsic value of options granted to purchase shares of our stock to newly appointed members of our board of directors that had an exercise price less than the fair market value of our common stock on the date of the option grant. This deferred compensation cost will be amortized over the vesting period of 36 months using the graded vesting method.

During the years ended December 31, 2005, 2004, and 2003, we recorded stock compensation expenses of $36,000, $68,000, and $459,000, respectively, of which $0, $50,000 and $211,000, respectively, was attributable to the excess of the fair market value of our common stock over the price at which we granted stock options to employees. In 2005 and 2004, we incurred $36,000 and $5,000, respectively, of stock compensation expenses related to the issuance of options to purchase our stock to newly appointed members of our board of directors that had an exercise price less than the fair market value of our stock on the date of the option grant. Stock compensation expenses in 2004 and 2003 also included $13,000 and $227,000, respectively, for amortization of deferred compensation cost attributable to the fair market value of shares of our common stock issued to certain employees of ATMOS. We also incurred $21,000 of stock compensation expense in 2003 due to modification of our 2000 employee stock option held by a former member of our board of directors.

Deferred compensation expense is being amortized using the graded vesting method over the vesting period of each respective option, generally four years. The accelerated amortization results in expensing approximately 52% of the total award in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which will become effective beginning in the first quarter of 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, we generally do not recognize any compensation related to stock option grants under our stock option plans or related to the discounts provided under our employee stock purchase plans. Under the new rules however, we will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. We estimate the impact of adopting SFAS No. 123R will have an earnings impact of approximately nine to ten cents per share in 2006, based on estimated compensation expense from unvested options outstanding as of the end of December 31, 2005. Compensation expense calculated upon adoption of SFAS No. 123R for future grants may differ from pro-forma amounts currently disclosed in our footnotes based on changes in the fair value of our common stock, the treatment of tax benefits, different assumptions and treatment of forfeitures under SFAS No. 123R, and changes in interest rates or other factors. We are currently considering our method of adoption, modified prospective approach or modified retrospective approach.

Provision for Income Taxes.   Provisions (benefit) for income taxes of approximately ($11,000), $26,000, and $279,000, were recorded in 2005, 2004, and 2003, respectively. The effective income tax rate was (0.4%) for 2005, 1.4% for 2004, and 10% for 2003. As of December 31, 2005, we had net operating loss carryforwards of approximately $9.4 million for federal tax purposes, approximately $6.9 million for state tax purposes and Canadian loss and research and development pool carryforwards of approximately $12.1 million that we expect to be available to reduce future income tax liabilities to the extent permitted under federal, Canadian and applicable state income tax laws. The net operating loss carryforwards expire from 2008 to 2025. The decrease in our effective tax rate in 2005 was mainly due to a state income tax refund received in 2005 as a result of an amended 2001 California income tax return. In 2006, we anticipate that our effective income tax rate will be less than the federal statutory tax rate but higher than the 2005 effective income tax rate.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $9.2 million, short-term investments and auction rate securities of $59.5 million and long-term investments of $17.3 million resulting in a total balance of cash, cash equivalents, and investments of $86.0 million. As of the same date, we had total working capital of $68.2 million. As of December 31, 2004, we had cash and cash equivalents of $31.7 million, short-term investments and auction rate securities of $30.6 million and long-term investments of $24.6 million resulting in a total balance of cash, cash equivalents, and investments of $86.9 million. In July 2001, we completed the sale of a total of 5,750,000 shares of common stock in our initial public offering. We realized total net proceeds of approximately $51.6 million upon the close of the IPO, which proceeds have not been used to fund our operations to date. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues with reduced levels of memory chip sales has generally enabled us to steadily improve our liquidity.

Net cash provided by (used in) operating activities was ($1.3) million, $2.7 million, and $4.7 million for the years ended 2005, 2004 and 2003, respectively. In 2005, net cash used in operating activities consisted primarily of net loss of $3.0 million offset by a non-cash charge of $614,000 for depreciation and amortization and higher deferred revenue of $808,000 in 2005. In addition, net cash used in operating activities in 2005 included tax benefits associated with the exercise of stock options of $482,000, which was recorded under additional paid in capital.  In 2004, net cash provided by operating activities consisted primarily of net loss of $1.9 million offset by a non-cash charge of $1.5 million for depreciation and amortization, reduced unbilled contract receivables of $1.0 million, and prepaid expenses and other assets of $858,000, which included a reduction in deferred tax assets in 2004. In addition, net cash provided by operating activities in 2004 included restructuring related liabilities of $429,000. In 2003, net cash provided by operating activities was principally represented by our net profit of $2.5 million plus a non-cash charge of $2.0 million for depreciation and amortization, although deferred revenue associated with cash receipts in excess of recognized revenue declined by $1.3 million.

Net cash provided by (used in) investing activities was approximately ($22.8) million, $7.9 million, and ($10.8) million for the years ended 2005, 2004 and 2003, respectively. Aside from investing in marketable securities, we added $1.1 million of property and equipment in 2005 primarily due to leasehold improvements related to our new office lease for our U.S. corporate headquarters beginning in June 2005, new testing equipment and engineering design software. We purchased $349,000 and $493,000 of property and equipment in 2004 and 2003, respectively, consisting principally of engineering design software.

Net cash provided by (used in) financing activities was approximately $1.5 million, ($982,000), and $1.8 million for the years ended 2005, 2004 and 2003, respectively. In 2005, we received proceeds in the amount of $1.5 million from the exercise of employee options to purchase common stock. On April 29, 2005, we announced a repurchase program for up to $20 million of outstanding common stock over the next 12 months. However, no repurchases were made in 2005. In 2004, the major financing use of cash was $4.7 million for the repurchase of 1.2 million shares of common stock. We received proceeds in the amount of $3.7 million from the exercise of employee options to purchase common stock during 2004. Cash received upon the issuance of common stock in connection with the exercise of options totaled $1.9 million in 2003.

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

Lease Commitments and Off Balance Sheet Financing

The impact that our contractual obligations as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Minimum Lease Commitments	$2,796	$870	$1,367	$559	$—
Sublease Income	384	201	183	—	—
Net Lease Commitments	$2,412	$669	$1,184	$559	$—

The Company did not have any unconditional purchase obligations as of December 31, 2005.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.                  Quantitative and Qualitative Discussion of Market Interest Rate Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations generally due within one year. Our primary objective with investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximate $76.8 million as of December 31, 2005, and have an average interest rate of approximately 3.00%, are subject to interest rate risks. As of December 31, 2005, our portfolio had unrealized losses of approximately $389,000 as a result of rising interest rates. We believe these losses are temporary and expect to hold these investments to maturity. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Item 8.                          Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading (a) (1) Financial Statements and Reports of BDO Seidman LLP and Ernst & Young LLP of Item 15, which financial statements are incorporated by reference in response to this Item 8.

Quarterly Results of Operations

The following tables set forth unaudited results of operations data for the eight quarters ended December 31, 2005. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report. For a discussion of charges and other income pertaining to the aborted acquisition of our company by Synopsys, Inc. and restructuring charges associated with the closing of our ATMOS research and development operation, which significantly affected the last three quarters of 2004, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(In thousands, except per share data)
	(Unaudited—All periods)
Net revenue:

Product	$—	$—	$6	$4	$33	$76	$681	$162
Licensing	1,339	3,233	1,940	1,213	118	128	1,310	2,988
Royalty	1,063	897	1,121	1,466	1,069	1,488	1,415	1,353
Total net revenue	2,402	4,130	3,067	2,683	1,220	1,692	3,406	4,503
Cost of net revenue
Product	—	—	—	—	25	86	394	150
Licensing	243	668	609	466	519	236	483	375
Total cost of net revenue	243	668	609	466	544	322	877	525
Gross profit	2,159	3,462	2,458	2,217	676	1,370	2,529	3,978
Operating expenses:
Research and development	1,557	1,359	1,320	1,603	1,728	2,174	1,968	2,226
Selling, general and administrative	2,519	2,721	2,206	2,476	1,355	3,949	5,263	2,764
Restructuring expenses	5	—	114	—	585	—	—	—
Total operating expenses	4,081	4,080	3,640	4,079	3,668	6,123	7,231	4,990
Operating income (loss)	(1,922)	(618)	(1,182)	(1,862)	(2,992)	(4,753)	(4,702)	(1,012)
Interest and other income	794	679	605	513	550	10,398	269	361
Income (loss) before income taxes	(1,128)	61	(577)	(1,349)	(2,442)	5,645	(4,433)	(651)
Income tax benefit (provision)	44	(11)	(2)	(20)	31	(565)	378	130
Net income (loss)	$(1,084)	$50	$(579)	$(1,369)	$(2,411)	$5,080	$(4,055)	$(521)
Net income (loss) per share:
Basic	$(0.04)	$—	$(0.02)	$(0.04)	$(0.08)	$0.16	$(0.13)	$(0.02)
Diluted	$(0.04)	$—	$(0.02)	$(0.04)	$(0.08)	$0.15	$(0.13)	$(0.02)
Shares used in computing net income (loss) per share:
Basic	30,698	30,531	30,465	30,442	30,296	31,074	30,786	30,845
Diluted	30,698	31,504	30,465	30,442	30,296	33,350	30,786	30,845

In the third quarter of 2004, interest and other income included a $10 million termination fee paid by Synopsys related to an aborted acquisition.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                  Controls and Procedures

(a)           Management’s annual report on internal control over financial reporting

Monolithic System Technology, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

BDO Seidman, LLP, the independent registered public accounting firm that audited the 2005 consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their report which is included elsewhere herein.

(b)          Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2005, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management including our Chief Executive Officer and our principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

(c)           Changes in internal control

There was no change in the internal control over financial reporting during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                  Other Information

None.

Part III

Item 10.                   Directors and Executive Officers of the Registrant

Information regarding our directors is incorporated by reference from the sections titled “Management” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders. Information regarding current executive officers found under the heading “Executive Officers” in Item 1 of Part I hereof is also incorporated by reference into this Item 10.

We have adopted a code of ethics that applies to all of our employees. The code of ethics is designed to deter wrongdoing and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosures in reports and documents submitted to the Securities and Exchange Commission and other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code and accountability for adherence to such code.

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

Item 11.                   Executive Compensation

The response to this item is incorporated by reference from the section titled “Executive Compensation”, but not from the Sections titled “Executive Compensation—Performance Graph” and “Executive Compensation—Report on Executive Compensation by the Compensation Committee of the Board of Directors”, in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the sections titled “Share Ownership of Certain Beneficial Owners and Management and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

Item 13.                   Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the section titled “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

Item 14.                   Principal Accountant Fees and Services

The response to this item is incorporated by reference from the section titled “Ratification of Independent Registered Public Accounting Firm for 2006” in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

Part IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(1)         Financial Statements and Reports of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages 48 through 79 of this report.

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

3.1	Not currently in use
3.2	Not currently in use
3.3(1)	Restated Certificate of Incorporation of the Registrant
3.4(1)	Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2(1)	Not currently in use
4.3(1)	Rights Agreement
4.3.1(7)	First Amendment to Rights Agreement, dated as of February 23, 2004.
4.3.2(8)	Second Amendment to Rights Agreement, dated as of December 14, 2004.
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(1)	Not currently in use
10.3(1)	1996 Stock Plan and form of Option Agreement thereunder
10.4(1)	Form of Restricted Stock Purchase Agreement
10.5(1)	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.5.1(9)	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.6(1)	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.7(1)	Not currently in use
10.8(1)	Not currently in use
10.9(1)	Agreement between Nintendo Co., Ltd. and the Registrant dated August 31, 1999
10.10(1)	License Agreement between NEC Corporation and the Registrant dated January 31, 1999
10.11(1)(2)	License Agreement between NEC Corporation and the Registrant dated December 17, 1999
10.12(1)	Not currently in use

10.13(10)	Employment offer letter agreement and Mutual Agreement to Arbitrate between the Registrant and Chester J. Silvestri dated July 21, 2005
10.14(10)	Change-in-Control Agreement between the Registrant and Chester J. Silvestri dated as of July 21, 2005
10.15(10)	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.16	Lease Agreement between Registrant and Sunnyvale Mathilda Investors, LLC dated as of May 6, 2005
10.17	Employment offer letter agreement between the Registrant and Dhaval Ajmera dated October 3, 2005
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—BDO Seidman LLP
23.2	Consent of Independent Registered Public Accounting Firm—Ernst and Young LLP
24.1(3)	Power of Attorney
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

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

(3)          Set forth on page 46 of this report.

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

(7)          Incorporated by reference to Exhibit 1 to Form 8-A/A filed by the Company on December 22, 2004 (Commission File No. 000-32929).

(8)          Incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Company on December 20, 2004 (Commission File No. 000-32929).

(9)          Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on October 7, 2004 (Commission File No. 000-32929).

(10)   Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 9, 2005.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2006.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
By:	/s/ CHESTER J. SILVESTRI
Chester J. Silvestri
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chester J. Silvestri as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to his Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHESTER J. SILVESTRI	Chief Executive Officer and President	March 16, 2006
Chester J. Silvestri	(Principal Executive Officer and Principal
Financial Officer)
/s/ YOSHIKO RIBAR	Controller (Principal Accounting Officer)	March 16, 2006
Yoshiko Ribar
/s/WINGYU LEUNG	Executive Vice President, Chief Technical Officer	March 16, 2006
Wingyu Leung	and Director
/s/ CARL E. BERG	Director	March 16, 2006
Carl E. Berg
/s/ TOMMY ENG	Director	March 16, 2006
Tommy Eng
/s/ CHI-PING HSU	Director	March 16, 2006
Chi-Ping Hsu
/s/ JAMES D. KUPEC	Director	March 16, 2006
James D. Kupec
/s/ CHENMING HU	Director	March 16, 2006
Chenming Hu

INDEX OF EXHIBITS

2.1(1)	Merger Agreement regarding the Registrant’s reincorporation in Delaware
2.2(4)	Share Purchase Agreement for the shares for ATMOS Corporation
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

3.1	Not currently in use
3.2	Not currently in use
3.3(1)	Restated Certificate of Incorporation of the Registrant
3.4(1)	Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2(1)	Not currently in use
4.3(1)	Rights Agreement
4.3.1(7)	First Amendment to Rights Agreement, dated as of February 23, 2004.
4.3.2(8)	Second Amendment to Rights Agreement, dated as of December 14, 2004.
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(1)	Not currently in use
10.3(1)	1996 Stock Plan and form of Option Agreement thereunder
10.4(1)	Form of Restricted Stock Purchase Agreement
10.5(1)	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.5.1(9)	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.6(1)	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.7(1)	Not currently in use
10.8(1)	Not currently in use
10.9(1)	Agreement between Nintendo Co., Ltd. and the Registrant dated August 31, 1999
10.10(1)	License Agreement between NEC Corporation and the Registrant dated January 31, 1999
10.11(1)(2)	License Agreement between NEC Corporation and the Registrant dated December 17, 1999
10.12(1)	Not currently in use
10.13(10)	Employment offer letter agreement and Mutual Agreement to Arbitrate between the Registrant and Chester J. Silvestri dated July 21, 2005
10.14(10)	Change-in-Control Agreement between the Registrant and Chester J. Silvestri dated as of July 21, 2005
10.15(10)	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.16	Lease Agreement between Registrant and Sunnyvale Mathilda Investors, LLC dated as of May 6, 2005
10.17	Employment offer letter agreement between the Registrant and Dhaval Ajmera dated October 3, 2005
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm-BDO Seidman LLP
23.2	Consent of Independent Registered Public Accounting Firm-Ernst and Young LLP
24.1(3)	Power of Attorney
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

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

(3)          Set forth on page 46 of this report.

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

(7)          Incorporated by reference to Exhibit 1 to Form 8-A/A filed by the Company on December 22, 2004 (Commission File No. 000-32929).

(8)          Incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Company on December 20, 2004 (Commission File No. 000-32929).

(9)          Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on October 7, 2004 (Commission File No. 000-32929).

(10)   Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 9, 2005.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monolithic Systems Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheet of Monolithic Systems Technology, Inc. (“MoSys”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of MoSys’ management. We have also audited Schedule II—Valuation and Qualifying Accounts as of and for the year ended December 31, 2005. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II—Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MoSys’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Monolithic Systems Technology, Inc.
Sunnyvale, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Monolithic Systems Technology Inc. (“MoSys”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that MoSys maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MoSys maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the 2005 financial statement schedule listed in the accompanying index, of MoSys and our report dated February 24, 2006, expressed an unqualified opinion thereon.

\s\ BDO Seidman, LLP

San Francisco, California
February 24, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Monolithic System Technology, Inc.

We have audited the accompanying consolidated balance sheet of Monolithic System Technology, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monolithic System Technology, Inc. at December 31, 2004, and the consolidated results of their operations and their cash flows for  each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
San Jose, California
March 15, 2005

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,171	$31,714
Short-term investments and auction rate securities	59,479	30,635
Accounts receivable, net	638	1,125
Unbilled contract receivable	368	57
Prepaid expenses and other current assets	2,632	2,939
Total current assets	72,288	66,470
Long-term investments	17,339	24,562
Property and equipment, net	1,121	685
Goodwill	12,326	12,326
Other assets	563	539
Total assets	$103,637	$104,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236	$120
Accrued expenses and other liabilities	2,564	3,314
Deferred revenue	1,309	501
Total current liabilities	4,109	3,935
Long-term portion of restructuring liability	196	239
Total liabilities	4,305	4,174
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 30,768 shares and 30,296 shares issued and outstanding at December 31, 2005 and December 31, 2004	308	303
Additional paid-in capital	100,280	98,278
Deferred stock-based compensation	(33)	(69)
Accumulated other comprehensive loss	(389)	(252)
Retained earnings (deficit)	(834)	2,148
Total stockholders’ equity	99,332	100,408
Total liabilities and stockholders’ equity	$103,637	$104,582

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net revenue:
Product	$10	$952	$1,904
Licensing	7,725	4,544	10,418
Royalty	4,547	5,325	6,911
Total net revenue	12,282	10,821	19,233
Cost of net revenue
Product	—	655	1,217
Licensing	1,986	1,613	1,970
Total cost of net revenue	1,986	2,268	3,187
Gross profit	10,296	8,553	16,046
Operating expenses:
Research and development	5,839	8,096	8,741
Selling, general and administrative	9,922	13,331	6,432
Restructuring expenses	119	585	—
Total operating expenses	15,880	22,012	15,173
Income (loss) from operations	(5,584)	(13,459)	873
Interest and other income	2,591	11,578	1,914
Income (loss) before income taxes	(2,993)	(1,881)	2,787
Income tax benefit (provision)	11	(26)	(279)
Net income (loss)	$(2,982)	$(1,907)	$2,508
Net income (loss) per share:
Basic	$(0.10)	$(0.06)	$0.08
Diluted	$(0.10)	$(0.06)	$0.08
Shares used in computing net income (loss) per share:
Basic	30,534	30,750	30,504
Diluted	30,534	30,750	30,998
Allocation of stock-based compensation to operating expenses
Research and development	$—	$44	$148
Selling, general and administrative	36	24	311
	$36	$68	$459

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated	Retained
			Additional	Deferred	Other	Earnings
	Common Stock		Paid-In	Stock-Based	Comprehensive	(Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Total
Balance at December 31,2002	30,230	$302	$97,796	$(1,064)	$116	$1,547	$98,697
Issuance of Common Stock upon exercise of options	439	5	1,460	—	—	—	1,465
Issuance of Common Stock for Employee Stock Purchase Plan	55	—	442	—	—	—	442
Amortization of deferred stock-based compensation and other change in employee status	—	—	21	438	—	—	459
Other comprehensive income—unrealized loss on available-for-sale investments	—	—	—	—	(60)	—	(60)
Net income	—	—	—	—	—	2,508	2,508
Comprehensive income							2,448
Balance at December 31,2003	30,724	307	99,719	(626)	56	4,055	103,511
Issuance of Common Stock upon exercise of options	688	7	3,226	—	—	—	3,233
Issuance of Common Stock for Employee Stock Purchase Plan	66	1	463	—	—	—	464
Repurchase and Retirement of Common Stock	(1,182)	(12)	(4,641)	—	—	—	(4,653)
Amortization of deferred stock-based compensation and other change in employee status	—	—	(489)	557	—	—	68
Other comprehensive income—unrealized loss on available-for-sale investments	—	—	—	—	(308)	—	(308)
Net income (loss)	—	—	—	—	—	(1,907)	(1,907)
Comprehensive income (loss)							(2,215)
Balance at December 31,2004	30,296	303	98,278	(69)	(252)	2,148	100,408
Issuance of Common Stock upon exercise of options	406	4	1,205	—	—	—	1,209
Issuance of Common Stock for Employee Stock Purchase Plan	66	1	315	—	—	—	316
Amortization of deferred stock-based compensation	—	—	—	36	—	—	36
Tax benefits associated with exercise of stock options	—	—	482	—	—	—	482
Other comprehensive income—unrealized loss on available-for-sale investments	—	—	—	—	(137)	—	(137)
Net income (loss)	—	—	—	—	—	(2,982)	(2,982)
Comprehensive income (loss)							(3,119)
Balance at December 31,2005	30,768	$308	$100,280	$(33)	$(389)	$(834)	$99,332

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,982)	$(1,907)	$2,508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	105	—	—
Depreciation and amortization	614	1,460	2,049
Amortization of deferred stock-based compensation	36	68	459
Changes in current assets and liabilities:
Accounts receivable	382	(98)	(84)
Unbilled contract receivable	(311)	1,049	(413)
Inventories	—	474	563
Prepaid expenses and other assets	765	858	570
Deferred revenue	808	(5)	(1,273)
Accounts payable	116	4	(16)
Accrued expenses and other liabilities	(657)	391	365
Restructuring liability	(136)	429	—
Net cash provided by (used in) operating activities	(1,260)	2,723	4,728
Cash flows from investing activities:
Purchase of property and equipment	(1,051)	(349)	(493)
Proceeds from sales and maturity of marketable securities	225,879	469,336	258,752
Purchase of marketable securities	(247,636)	(461,047)	(269,094)
Net cash provided by (used in) investing activities	(22,808)	7,940	(10,835)
Cash flows from financing activities:
Payment of capital lease obligations	—	(26)	(88)
Proceeds from issuance of common stock	1,525	3,697	1,907
Repurchase and retirement of common stock	—	(4,653)	—
Net cash provided by (used in) financing activities	1,525	(982)	1,819
Net increase (decrease) in cash and cash equivalents	(22,543)	9,681	(4,288)
Cash and cash equivalents at beginning of year	31,714	22,033	26,321
Cash and cash equivalents at end of year	$9,171	$31,714	$22,033
Supplemental disclosure:
Cash paid for income taxes	$29	$24	$394

The accompanying notes are an integral part of these financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues under the percentage of completion and expenses during the reported period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company has foreign offices located in Korea, Japan and France, which are operated by subsidiaries of the Company. The functional currency of the Company’s foreign entities is the U.S. dollar. Accordingly, the financial statements of these entities are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollar were not material for any period presented and are included in the consolidated statements of operations.

Cash Equivalents, Short-term and Long-term Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of debt securities at the time of purchase. All securities are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, based on quoted market prices, with the unrealized holding gains and losses reported in stockholders’ equity. The Company evaluates declines in market value for potential impairment if the decline results in a value below cost and is determined to be other than temporary. Realized gains and losses and declines in the value judged to be other-than-temporary are included in interest income. The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts.

The Company determines its allowance for doubtful accounts to ensure its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is not possible. As of December 31, 2005, the Company reported a balance of $105,000 in its allowance for doubtful accounts. There was no balance of allowance for doubtful accounts in 2004.

Unbilled Contract Receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. The Company has recorded $368,000 and $57,000 of unbilled contract receivable as of December 31, 2005 and 2004, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, generally three years. During the year, the Company wrote off approximately $9.4 million of fully depreciated assets. Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $614,000, $1.5 million, and  $2.0 million, respectively.

	December 31,
	2005	2004
Property and equipment:
Equipment, furniture and fixtures	$1,364	$5,638
Acquired software	836	4,888
	2,200	10,526
Less: Accumulated depreciation	(1,079)	(9,841)
	$1,121	$685

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

Goodwill

The Company reviews goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Subsequent to the acquisition of ATMOS, its business became integrated part of the Company’s operations. In 2004, the Company closed the operation of ATMOS as its Canadian research and development facility. Using the guidance in SFAS No. 142, the Company determined that it has only one reporting unit at the entity level. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company performs its annual impairment test during the third quarter of each year and at times impairment indicators are noted. The Company performed the annual impairment test during the third quarter of 2005 and the test did not indicate impairment of goodwill as of September 30, 2005. As of December 31, 2005, the Company found no indicators of potential impairment.

Revenue Recognition

Licensing

Licensing revenue consists of fees earned for engineering development and engineering support services. All contracts the Company has entered into to date require the Company to develop a design that meets a licensee’s specifications. In accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, when license agreements include deliverables that require “significant production, modification or customization”, contract accounting is applied. When the Company has significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenues are only recognized when collection is probable. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate and updates its estimated costs to complete as necessary. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue the Company recognizes in any period. If inherent risks make estimates doubtful, the contract is accounted for under the completed contract method. Completion of the contract is based on the production of integrated circuit devices that have been validated by the customer.

Prior to 2005, the Company recorded deferred revenue when cash was received. However, the terms of the license contracts allow the Company to bill customers upon achieving the milestones stated in the contracts. The Company believes that now it has adequate history and experience in fulfilling licensing contract obligations to its customers and collecting payments from them. Therefore, starting in 2005, the Company began recording accounts receivable and deferred revenue at the time of billing. This change had no impact on the statement of operations, or net cash provided by (used in) operations, investing, or financing activities in the statement of cash flows. The December 31, 2004 accounts receivable and deferred revenue amounts are presented by reducing both accounts receivable and deferred revenue by $871,000, consistent with the presentation used in 2004.

For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of all revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. In  2005 and 2004, none of the Company’s license revenue was recognized under the completed contract method.

The Company also provides support and maintenance. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. When the Company provides a combination of services related to licensing and support and maintenance to customers, in addition to the considerations noted above, the Company evaluates the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Specifically, the Company analyzes the separate elements to determine if vendor specific objective evidence, or VSOE, exists for the undelivered elements. The Company believes it has established VSOE for its support and maintenance arrangements. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance. Revenue from support and maintenance service represented $512,000 and $60,000 in 2005 and 2004, respectively, and was included in licensing revenue in the statement of operations.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general license contracts signed since the beginning of 2002 allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under our agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting us in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. The Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for a significant period, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. In 2005, the Company recognized $240,000 of licensing revenue from cancelled contracts, compared to none in 2004 and $759,000 in 2003.

Royalty

Licensing contracts provide also for royalty payments at a stated rate and require licensees to report the manufacture or sale of products that include the Company’s technology after the end of the quarter in which the sale or manufacture occurs. The Company recognizes royalties in the quarter in which the Company receives the licensee’s report. Generally, royalty payments are made by the licensees at about the same time as the Company receives their reports. The Company recognized no royalty revenue from terminated contracts in 2005 and 2004, compared to $713,000 in 2003.

Product

Revenue from product sales is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. For each of the periods presented, there were no formal acceptance provisions with the Company’s end customers. During 2004, we phased out sales of our proprietary 1T-SRAM memory chips. The Company does not expect to sell memory chips in the future.

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

In addition, cost of licensing revenue includes costs related to support and maintenance services.

Royalty

There are no reported costs associated with royalty revenue.

Product

Cost of product revenue consists primarily of costs associated with the manufacture, assembly and testing of the Company’s memory chip products by independent, third-party contractors. There were no reported costs associated with product revenue in 2005 as the products were sold from the inventory previously written off.

Research and Development

Engineering cost is generally recorded as research and development expense in the period incurred.

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company’s stock on the date of grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. Deferred stock-based compensation is being amortized using the graded vesting method over the vesting period of each respective option, which is generally four years.

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income (loss):
As reported	$(2,982)	$(1,907)	$2,508
Add: stock-based compensation expense reported in consolidated statements of operations, net of related tax effects	36	68	459
Less: stock compensation related to stock awards assumed during the ATMOS acquisition, net of related tax effects			(248)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6,046)	(4,434)	(4,537)
	$(8,992)	$(6,273)	$(1,818)
Earnings (losses) per share:
Basic—as reported	$(0.10)	$(0.06)	$0.08
Basic—pro forma	$(0.29)	$(0.20)	$(0.06)

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	Year Ended December 31,
Employee stock options	2005	2004	2003
Expected life (in years)	4.0 - 5.0	5.0	5.0
Risk-free interest rate	3.7% - 4.5%	3.2% - 3.7%	2.1% - 3.6%
Volatility	56.7%	81.5%	75.9%
Dividend yield	0%	0%	0%

Employee stock purchase plan shares	2005	2004	2003
Expected life (in years)	1.0	1.0	1.0
Risk-free interest rate	2.8% - 3.5%	1.2% - 2.2%	1.1% - 1.4%
Volatility	44.0%	80.3%	69.9%
Dividend yield	0%	0%	0%

The Company selected the Black-Scholes option valuation model, which is one of the permitted methods to estimate the fair market value of options under SFAS No. 123. The weighted average fair value of options granted during 2005, 2004 and 2003 was $3.38, $4.08, and $4.97, respectively. The weighted average estimated fair value of shares granted under the employee stock purchase plan during 2005, 2004 and 2003 was $2.22, $2.95 and $4.21, respectively. On December 14, 2005, the Company fully accelerated the vesting of all outstanding stock options that have an exercise price greater than or equal to $7.42 and were granted before April 19, 2004, pursuant to the authorization of the Compensation Committee of the board of directors. As a result of this option vesting acceleration, approximately $1.1 million of additional stock-based compensation expense was included in the pro forma stock-based compensation expense of $6.0 million in 2005 under SFAS No. 123.

Per Share Amounts

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share for the year ended December 31, 2003 was computed by dividing the net income for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or warrants. Diluted net loss per share for the years ended December 31, 2005 and 2004 are the same as basic net loss per share for the same period because the impact of including potential common shares is anti-dilutive. For the years ended December 31, 2005 and 2004, stock options to purchase 1.4 and 1.3 million shares with exercise prices greater than the average market prices of common stock were excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$(2,982)	$(1,907)	$2,508
Denominator:
Shares used in computing net income (loss) per share:
Basic	30,534	30,750	30,504
Employee stock options and unvested common stock outstanding			494
Diluted	30,534	30,750	30,998
Net income (loss) per share:
Basic	$(0.10)	$(0.06)	$0.08
Diluted	$(0.10)	$(0.06)	$0.08

Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under the asset and liability method, the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not that all or a portion of the deferred tax assets will not be realized.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income (loss) is unrealized gains and losses on available for sale securities. Accumulated other comprehensive income (loss) as of December 31, 2005, 2004 and 2003 was ($389,000), ($252,000) and $56,000, respectively. The changes in other comprehensive income (loss) were as follows, for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
	(in thousands)
Net income (loss)	$(2,982)	$(1,907)	$2,508
Net unrealized loss on available-for-sale securities:
Change in net unrealized loss	(137)	(308)	(60)
Comprehensive income (loss)	$(3,119)	$(2,215)	$2,448

Segment Reporting

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”) requires that companies report separately in the financial statements certain financial and descriptive information about operating segment profit or loss, certain specific revenue and expense items and segment assets. The Company operates in one segment, using one measurement of profitability for its business. The Company has sales outside the United States that are described in Note 9. The vast majority of long-lived assets are maintained in the United States.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which will become effective beginning in the first quarter of 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option under its stock option plans or related to the discounts the Company provided under its employee stock purchase plans. Under the new rules however, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. The Company estimates the impact of adopting SFAS No. 123R will have an earnings impact of approximately nine to ten cents per share in 2006, based on estimated compensation expense from unvested options outstanding as of the end of December 31, 2005. Compensation expense calculated upon adoption of SFAS No. 123R for future grants may differ from pro-forma amounts currently disclosed in our footnotes based on changes in the fair value of our common stock, the treatment of tax benefits, different assumptions and treatment of forfeitures under SFAS No. 123R, and changes in interest rates or other factors. The Company is currently considering its method of adoption, modified prospective approach or modified retrospective approach”

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle. It requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 2: Restructuring

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

The Company had a total restructuring estimated lease abandonment accrual of $293,000 and $429,000 for the years ended 2005 and 2004, respectively. The Company reviews these estimates periodically, and if the pertinent assumptions materially change, the ultimate restructuring expense for the abandoned facilities will be adjusted in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

The following table summarizes 2005 activities under the Restructuring Plan (amounts in thousands):

	Abandoned	Severance
	Space	Related	Total
Restructuring liability at December 31, 2004	$410	$19	$429
Less current portion	171	19	190
Long-term portion of restructuring liability	239	—	239
2005 adjustments	121	—	121
Cash payments	(247)	(18)	(265)
Foreign exchange fluctuations	9	(1)	8
Restructuring liability at December 31, 2005	293	—	293
Less current portion	97	—	97
Long-term portion of restructuring liability	$196	$—	$196

 Note 3:  Details of Balance Sheet Components and Consolidated Statements of Operations

	December 31,
	2005	2004
	(in thousands)
Prepaid expenses and other current assets:
Deferred costs of revenue	$24	$338
Deferred tax assets	1,316	831
Prepaid expenses and other assets	1,292	1,770
	$2,632	$2,939
Accrued expenses and other liabilities:
Accrued wages and employee benefits	$631	$621
Professional fees	432	711
Deferred rent	51	65
Accrued restructuring liability—current portion	97	190
Income taxes payable	22	19
Withholding tax payable	1,052	1,052
License fees payable	—	453
Other	279	203
	$2,564	$3,314

Interest and other income:

	2005	2004	2003
	(in thousands)
Interest Income	$2,608	$1,527	$1,350
Other Income (loss)	(17)	10,051	564
	$2,591	$11,578	$1,914

In  2004, the Company received the $10 million termination fee from Synopsys as a result of the settlement agreement regarding the aborted merger. In 2003, other income included the $287,000 contract termination fee from Conexant.

Note 4:  Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding at fiscal year-ends were as follows:

	2005
		Gross
		Unrealized	Fair
	Cost	Loss	Value
	(in thousands)
Cash	$8,148	$—	$8,148
Cash Equivalents:
Commercial and US government agencies paper	1,027	(4)	1,023
Total cash and cash equivalents	$9,175	$(4)	$9,171
Short-term investments and auction rate securities:
Corporate notes	$12,063	$(83)	$11,980
US government debt securities	21,490	(141)	21,349
Market auction rate certificates	26,150	—	26,150
Total short-term investments and auction rate securities	$59,703	$(224)	$59,479
Long-term investments:
US government debt securities	$12,179	$(107)	$12,072
Corporate notes	5,321	(54)	5,267
Total long-term investments	$17,500	$(161)	$17,339

	2004
		Gross
		Unrealized	Fair
	Cost	Loss	Value
	(in thousands)
Cash	$7,564	$—	$7,564
Cash Equivalents:
Commercial and US government agencies paper	24,150	—	24,150
Total cash and cash equivalents	$31,714	$—	$31,714
Short-term investments and auction rate securities:
US government debt securities	$11,800	$(39)	$11,761
Corporate notes	17,949	(75)	17,874
Market auction preferred securities	1,000	—	1,000
Total short-term investments and auction rate securities	$30,749	$(114)	$30,635
Long-term investments:
US government debt securities	$17,500	$(80)	$17,420
Corporate notes	7,200	(58)	7,142
Total long-term investments	$24,700	$(138)	$24,562

The following table shows the cost and fair value of cash equivalents, short-term and long-term investments based on two maturity groups as of December 31, 2005 (amounts in thousands):

	Cost	Gross Unrealized Loss	Fair Value
Due within 1 year	$60,730	$(228)	$60,502
Due 1-2 years	17,500	(161)	17,339
Total	$78,230	$(389)	$77,841

There were no realized gains or losses for 2005, 2004 and 2003.

The following table shows the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (amounts in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US Government Debt Securities	$21,349	$(141)	$12,072	$(107)	$33,421	$(248)
Corporate Notes	13,003	(87)	5,267	(54)	18,270	(141)
Total	$34,352	$(228)	$17,339	$(161)	$51,691	$(389)

U.S. Government Debt Securities.   The Company’s investment in U.S. Government Debt Securities consists of low risk government agency bonds typically with a rating of AAA. The unrealized losses on the Company’s investments in U.S. Government Debt Securities were caused by interest rate increases during 2005. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Corporate Notes.   The Company’s investment in corporate notes consists primarily of investment grade corporate bonds and notes. The unrealized losses on the Company’s investment grade corporate bonds and notes were caused by interest rate increases during 2005. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at December 31, 2005. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Note 5:  Income Taxes

The (provision) benefit for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current portion:
U.S. federal	$—	$904	$634
State	31	(3)	(2)
Foreign	(23)	(104)	(150)
	8	797	482
Deferred:
U.S. federal	3	(823)	(761)
State	—	—	—
Foreign	—	—	—
	3	(823)	(761)
	$11	$(26)	$(279)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2005	2004
Deferred tax assets (liabilities):
Federal and state loss carryforwards	3,586	1,614
Reserves, accruals and other	490	271
Deferred revenue	—	799
Depreciation and amortization	(94)	(212)
Deferred compensation	268	455
Research and development credit carryforwards	1,301	2,013
Foreign tax credits	553	435
Canadian loss and research and development pool carryforwards	6,124	6,238
	12,228	11,613
Less: Valuation allowance	(10,912)	(10,782)
Net deferred tax assets	$1,316	$831

The valuation allowance increased by $130,000 and $2.5 million, during the years ended December 31, 2005 and 2004, respectively. The valuation allowance at December 31, 2005 includes $1.9 million related to stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $9.4 million for federal income tax purposes and approximately $6.9 million for state income tax purposes. These losses are available to reduce taxable income and expire beginning 2013 through 2025. The Company also had federal research and development tax credit carryforwards of approximately $750,000, which will expire beginning in 2021, and California research and development credits of approximately $842,000, which do not have an expiration date. The Company had foreign tax credits available for federal income tax purposes of approximately $553,000, which will begin to expire in 2008. The Company had

Canadian operating loss and research and development pool carryforwards of $12.1 million, which will begin to expire in 2008. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. Management does not believe it is likely that utilization will in fact be significantly limited due to ownership change limitation provisions.

The Company’s U.S. income tax return for 2002 is under examination. Management believes that adequate amounts have been provided for any adjustments that may ultimately result from this examination.

A reconciliation of income taxes provided at the federal statutory rate (35% in 2005, 2004 and 2003) to actual income tax expense follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Income tax (provision) benefit computed at federal statutory rate	$1,048	$659	$(976)
State income tax (net of federal benefit)	(4)	(3)	(2)
Foreign income tax at rate different from US statutory rate	(47)	(28)	15
Utilization of previously reserved NOL’s	—	—	834
Research & development credits	96	—	—
Valuation allowance changes affecting tax provision	(1,029)	(641)	(73)
Tax benefit from extraterritorial income exclusion	—	—	206
Other	(53)	(13)	(283)
	$11	$(26)	$(279)

The domestic and foreign components of earnings before taxes were as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
U.S.	$(2,851)	$(1,685)	$2,316
Non-U.S.	(142)	(196)	471
	$(2,993)	$(1,881)	$2,787

Note 6: Guarantees

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to patent infringement. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the fees received by the Company, although in some contracts the Company’s potential obligation could be equal to the third parties’ actual damages and losses. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnifications.

Note 7: Stockholders’ Equity

Common Stock Option Plans

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

The Company’s 2000 employee stock option plan (the “2000 plan”) was adopted in October 2000 in connection with the Company’s reincorporation in the state of Delaware. In 2004, the Company obtained shareholders’ approval to its Amended and Restated 2000 Stock Option and Equity Incentive Plan (the “Amended 2000 Plan”) to provide additional incentive to our employees and directors. The Amended 2000 plan authorizes the board or Committee to grant a broad range of awards in addition to stock options, including stock grants, restricted stock, performance-based awards, restricted stock units representing a right to acquire shares in the future and stock appreciation rights and to determine the applicable terms, including price, of such awards. Under the Amended 2000 plan, the maximum number of shares, which are reserved for issuance is 7,207,000, plus an annual increase of 500,000 on January 1 of each year, or a lesser amount determined by our board of directors. The term of options granted under the Amended 2000 plan may not exceed ten years. The term of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years. Generally, 25% of the options granted under the Amended 2000 Plan will vest and become exercisable on the first anniversary of the date of grant, and 1/48th of the options will vest and become exercisable each month thereafter.

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

A summary of the status of all the Company’s stock option plans as of December 31, 2003, 2004 and 2005 and changes during the years ended on these dates are presented below (in thousands, except per share amounts):

	Options Outstanding
			Weighted
			Average
	Available	Number of	Exercise
	for Grant	Options	Prices
Balance at December 31, 2002	3,917	4,105	$7.47
Additional authorized under the 2000 Plan	500
Granted	(1,066)	1,066	$7.99
Cancelled	360	(360)	$8.60
Exercised	—	(439)	$3.30
Balance at December 31, 2003	3,711	4,372	$7.92
Additional authorized under the 2000 Plan	500
Granted	(3,324)	3,324	$4.00
Cancelled	1,251	(1,251)	$7.62
Exercised	—	(688)	$4.70
Balance at December 31, 2004	2,138	5,757	$6.11
Additional authorized under the 2000 Plan	500
Granted	(2,648)	2,648	$5.41
Cancelled	1,522	(1,522)	$5.80
Exercised	—	(406)	$2.98
Balance at December 31, 2005	1,512	6,477	$6.09

Options exercisable under the Company’s options plans were 2.7 million, 2.1 million and 2.3 million in 2005, 2004 and 2003, respectively.

Information relating to stock options outstanding at December 31, 2005 is as follows (in thousands, except per share amounts):

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.00-$4.09	1,870	8.15	$3.67	696	$3.35
$4.10-$8.00	3,350	8.86	$5.82	794	$7.17
$8.01-$10.00	489	6.14	$9.46	489	$9.46
$10.01-$15.69	768	6.26	$11.06	768	$11.06
	6,477			2,747

The Company’s board of directors may issue up to 20,000,000 shares of preferred stock without stockholder approval on such terms as the board might determine. The rights of the holders of common stock will be subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future.

On December 14, 2005, the Company fully accelerated the vesting of all outstanding stock options granted under the Company’s Amended 2000 Plan that have an exercise price greater than or equal to $7.42 and were granted before April 19, 2004, pursuant to the authorization of the Compensation Committee of the board of directors. As a result of this action, options to purchase approximately 220,000 shares of the Company’s common stock became immediately exercisable. This option vesting acceleration eliminated approximately $1.1 million of stock-based compensation expense that would have been recorded over the remaining terms of the affected options under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which became effective for the Company on January 1, 2006.

On December 14, 2005, pursuant to authorization by the Compensation Committee of the board of directors, the Company commenced an offer of restricted shares of its common stock under the Amended 2000 Plan to the United States employees holding outstanding options to purchase common stock granted before April 19, 2004 having an exercise price of $7.42 or more per share upon the surrender of 100% such options for cancellation. If all eligible options were tendered, the Company would issue approximately 284,000 shares of restricted stock, which would vest in annual installments over three years and would cancel options to purchase approximately 1,276,000 shares of common stock. See Note 11, “Subsequent Events”.

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

On December 14, 2005, pursuant to authorization by the Compensation Committee of the board of directors the Company announced that there would be no offering period from January 1, 2006 to June 30, 2006 under the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). This action avoids the recognition of stock-based compensation expense for shares purchased under the ESPP under SFAS 123R, which took effect for the Company as of January 1, 2006.

Of the 600,000 shares authorized to be issued under the purchase plan, 365,000 shares remained available for issuance at December 31, 2005. Employees purchased 66,000, 66,000 and 55,000 shares in 2005, 2004 and 2003, respectively.

Deferred Stock-based Compensation Cost to Employees

During the year ended December 31, 2004, the Company recorded deferred compensation cost of approximately $74,000, which is amortized to expense over 36 months. The 2004 deferred compensation cost represents the intrinsic value of options granted to purchase shares of the Company’s stock to newly appointed members of the Company’s board of directors that had an exercise price less than the fair market value of the Company’s common stock on the date of the option grant. This deferred compensation cost will be amortized over the option vesting period of 36 months using the graded vesting method. No deferred stock compensation cost was recorded in 2005 or 2003.

During the years ended December 31, 2005, 2004 and 2003, the Company recorded stock compensation expenses of $36,000, $68,000, and $459,000, respectively, of which $0, $50,000, and $211,000, respectively, was attributable to the excess of the fair market value of the Company’s common stock over the price at which the Company granted stock options to employees. Stock compensation expenses in 2005, 2004 and 2003 also included $0, $13,000 and $227,000, respectively, for amortization of deferred compensation cost attributable to the fair market value of shares of the Company’s common stock issued to certain employees of ATMOS. In addition, the Company incurred $5,000 of stock compensation expense in 2004 related to the issuance of options to purchase the Company’s stock to newly appointed members of the Company’s board of directors that had an exercise price less than the fair market value of the Company’s stock on the date of the option grant. The Company also incurred $21,000 of stock compensation expense in 2003 due to modification of the Company’s 2000 employee stock option held by a former member of the Company’s board of directors.

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

In 2004, the Company amended its Stockholder Rights Plan twice; once, in connection with the proposed acquisition of the Company by Synopsys, Inc, and a second time to permit the acquisition of shares representing more than 15% of its common stock by a brokerage firm that manages independent customer accounts and generally does not have any discretionary voting power with respect to such shares. Notwithstanding amendments of this nature, the Company’s intention is to maintain and enforce the terms of this plan, which could delay, deter or prevent an investor from acquiring the Company in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

Stock Repurchase Plan

On April 19, 2004, the Company announced that its board of directors authorized the repurchase of up to $25 million of its common stock over the next 12 months. The Company repurchased approximately $4.7 million or 1.2 million shares of its common stock in 2004 under that repurchase program. On April 29, 2005, the Company’s board of directors authorized a new stock repurchase program for the purchase of up to $20 million of the Company’s common stock over the next 12 months.  No shares were repurchased under the new stock repurchase program in 2005.

Note 8: Retirement Savings Plan

Effective January 1997, the Company adopted the MoSys 401(k) Plan (the “Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years old are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. The Company makes a Matching Contribution on behalf of each Participant in an amount equal to 25% of a Participant’s Deferral Contributions during the Plan Year. The Company made matching contributions of $127,000, $110,000, and $107,000 in 2005, 2004 and 2003, respectively.

Note 9: Business Segments, Concentration of Credit Risk and Significant Customers

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

The Company sells its products and licenses its 1T-SRAM technologies to customers in the Far East, North America and Europe as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
North America	$3,630	$4,602	$7,767
Japan	7,636	4,609	7,146
Asia	1,016	1,191	3,969
Europe	—	419	351
Total	$12,282	$10,821	$19,233

Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2005	2004	2003
NEC	35%	19%	14%
Fujitsu	17%	17%	—
Marvel	—	11%	—
UMC	—	—	11%
Sony	—	—	17%

Three customers accounted for 40%, 22% and 20% of gross accounts receivable, respectively, at December 31, 2005. Three customers accounted for 46%, 17% and 11% of gross accounts receivable, respectively, at December 31, 2004. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. $105,000 was reserved in the allowance for uncollectible accounts receivable in 2005. No amounts were written off in 2004 and 2003.

Net property, plant and equipment, classified by major geographic areas were as follows at December 31, 2005 and 2004.

	December 31,
	2005	2004
	(in thousands)
U.S.	$1,075	$621
Non-U.S.	46	64
Total	$1,121	$685

Note 10: Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases that expire in 2006 through 2010. Rent expense was approximately $797,000, $1,157,000, and $1,143,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. Future minimum lease payments under the non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

Year Ended December 31,	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
2006	$870	$201	$669
2007	842	137	705
2008	525	46	479
2009	370	—	370
2010 and thereafter	189	—	189
Total minimum payments	$2,796	$384	$2,412

In July 2005, one of the Company’s customers filed a claim concerning excess verification costs incurred by the customer in implementing a custom design for 1T-SRAM memory technology under a licensing contract. The claim was settled in December 2005 with a net-down of $304,000 in accounts receivable and contingent liability. There was no contingent liability as of December 31, 2005, however, the Company has given up the right to receive $71,000 in future royalties from this customer, should they be earned.

Legal Matters

On March 31, 2004, UniRAM Technology, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. UniRAM’s complaint asserts that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and speculated that we improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner. Subsequent to March 31, 2004, UniRAM amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims for one of the two patents identified in the initial complaint. The Company believes that UniRAM’s complaint lacks merit and intends to vigorously defend against it. In October 2005, the court held a “Markman hearing” to construe and interpret the claims of the patent which UniRAM continues to assert against the Company and TSMC. As yet, the court has not issued its claim construction order.

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources.

Note 11:  Subsequent Events

On December 14, 2005, pursuant to authorization by the Compensation Committee of the board of directors, the Company commenced an offer of restricted shares of its common stock under the Amended 2000 Plan to the United States employees holding outstanding options to purchase common stock granted before April 19, 2004 having an exercise price of $7.42 or more per share upon the surrender of such options for cancellation.

The offer expired at midnight, Pacific Time, on Friday, January 13, 2006. The eligible participants elected to surrender for cancellation an aggregate of approximately 318,054 shares of Company common stock underlying eligible options and received an aggregate of approximately 76,654 shares of restricted Company common stock. The value of the Company’s common stock on the offer termination date was $5.91 per share. Upon the terms and subject to the conditions of the offer, the Company promptly issued to eligible participants restricted shares of Company common stock. No executive officers elected to accept the offer.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions		Deductions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Amount recovered (written off)	Balance at end of period
Year ended December 31, 2005
Allowance for doubtful accounts	$—	$105	$—	$—	$105
Deferred tax asset valuation allowance	$10,782	$—	$133	$(3)	$10,912
Year ended December 31, 2004
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Year ended December 31, 2003
Allowance for doubtful accounts	$—	$—	$—	$—	$—