Form 10-Q
period 2006-03-31
MONOLITHIC SYSTEM TECHNOLOGY INC
filed 2006-05-09
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-32929

Monolithic System Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0291941
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification Number)

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

As of May 1, 2006, 31,227,692 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

FORM 10-Q
March 31, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2006	December 31, 2005 *
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$22,040	$9,171
Short-term investments and auction rate securities	52,255	59,479
Accounts receivable, net	581	638
Unbilled contract receivable	1,288	368
Prepaid expenses and other current assets	2,726	2,632
Total current assets	78,890	72,288
Long-term investments	11,117	17,339
Property and equipment, net	1,010	1,121
Goodwill	12,326	12,326
Other assets	565	563
Total assets	$103,908	$103,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174	$236
Accrued expenses and other liabilities	2,636	2,564
Deferred revenue	516	1,309
Total current liabilities	3,326	4,109
Long-term portion of restructuring liability	161	196
Total liabilities	3,487	4,305
Commitment and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,155 shares and 30,768 shares issued and outstanding at March 31, 2006 and December 31, 2005	311	308
Additional paid-in capital	102,275	100,247
Accumulated other comprehensive loss	(357)	(389)
Accumulated deficit	(1,808)	(834)
Total stockholders’ equity	100,421	99,332
Total liabilities and stockholders’ equity	$103,908	$103,637

* Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net revenue:
Product	$—	$4
Licensing	2,268	1,213
Royalty	1,254	1,466
Total net revenue	3,522	2,683

Cost of net revenue
Licensing	353	466
Total cost of net revenue	353	466

Gross profit	3,169	2,217

Operating expenses:
Research and development	1,952	1,603
Selling, general and administrative	2,629	2,476
Total operating expenses	4,581	4,079

Loss from operations	(1,412)	(1,862)
Interest, other income and expenses	452	513
Loss before provision for income taxes	(960)	(1,349)
Provision for income taxes	(14)	(20)
Net loss	$(974)	$(1,369)

Net loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)
Shares used in computing net loss per share:
Basic	31,022	30,442
Diluted	31,022	30,442
Allocation of stock-based compensation to cost and expenses included above:
Cost of net revenue	$52	$—
Research and development	227	—
Selling, general and administrative	324	10
	$603	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOLITHIC SYSTEM TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(974)	$(1,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	187
Stock-based compensation	603	10
Credit for doubtful accounts	(25)	—
Changes in current assets and liabilities:
Acounts receivable	82	(414)
Unbilled contract receivable	(920)	51
Prepaid expenses and other assets	(96)	(211)
Deferred revenue	(793)	1,528
Accounts payable	(62)	60
Accrued expenses and other liabilites	55	(764)
Restructuring liability	(18)	(86)
Net cash used in operating activities	(2,020)	(1,008)

Cash flows from investing activities:
Purchase of property and equipment	(17)	(100)
Proceeds from sales and maturity of marketable securities	59,900	48,919
Purchase of marketable securities	(46,421)	(70,440)
Net cash provided by (used in) investing activities	13,462	(21,621)

Cash flows from financing activities:
Proceeds from issurance of common stock	1,427	289
Net cash provided by financing activities	1,427	289

Net increase (decrease) in cash and cash equivalents	12,869	(22,340)

Cash and cash equivalents at beginning of period	9,171	31,714
Cash and cash equivalents at end of period	$22,040	$9,374

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year. Certain amounts reported in the previous periods have been reclassified to conform to the presentation in the first quarter of 2006.

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

For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of all revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. In the first three months ending 2006 and 2005, none of the Company’s license revenue was recognized under the completed contract method.

The Company also provides support and maintenance. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. When the Company provides a combination of services related to licensing and support and maintenance to customers, in addition to the considerations noted above, the Company evaluates the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Specifically, the Company analyzes the separate elements to determine if vendor specific objective evidence, or VSOE, exists for the undelivered elements. The Company believes it has established VSOE for its support and maintenance arrangements. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance. Revenue from support and maintenance service represented $172,000 and $38,000 in the first quarter of 2006 and 2005, respectively, and was included in licensing revenue in the statement of operations.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general license contracts signed since the beginning of 2002 allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting us in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. The Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for a significant period, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the three months ended March 31, 2006 and 2005, we recognized no licensing revenue from cancelled contracts.

Royalty

Licensing contracts also provide for royalty payments at a stated rate based on actual units produced and require licensees to report the manufacture or sale of products that include the Company’s 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. The Company generally recognizes royalties in the quarter in which the Company receives the licensee’s report. In addition, beginning with the first quarter of 2006, the Company recognized two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when we enter into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, payments from these prepaid royalties are non-refundable. Under current contracts, pre-production prepaid royalties are inseparable from the Company’s licensing activities. Thus, the Company includes pre-production prepaid royalties under licensing revenue, which is accounted under the percentage of completion method. Post-production prepaid royalties, which are recognized at the time of the billing provided that no future performance obligations exist, are included under royalty revenue.

Product

In the second quarter of 2004, the Company notified customers of its decision to discontinue sales of the memory chip products. As of the end of the third quarter of 2004, the Company had no remaining product inventory. The Company does not expect to develop, market and sell memory chips in the future.

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

Goodwill

The Company reviews goodwill recorded from the acquisition of ATMOS Corp. in August 2002 for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Using the guidance in SFAS No. 142, the Company has determined that it has only one reporting unit at the entity level. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company must record an impairment loss equal to the difference. The Company performed its annual impairment test during the third quarter of 2005, and the test did not indicate impairment of goodwill as of September 30, 2005. In addition, the Company assesses whether there are indicators of potential impairment every quarter. As of March 31, 2006, the Company found no indicators of potential impairment.

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

Cash Equivalents, Short-term and Long-term Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. These investments generally include commercial and US government agency papers, corporate notes, US government debt securities and market auction rate certificates. Management determines the appropriate classification of debt securities at the time of purchase. All securities are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, based on quoted market prices, with the unrealized holding gains and losses reported in stockholders’ equity. The Company evaluates declines in market value for potential impairment if the decline results in a value below cost and is determined to be other- than- temporary. Realized gains and losses and declines in the value judged to be other-than-temporary are included in interest income. The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts.

The Company determines its allowance for doubtful accounts to ensure its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is not possible. As of March 31, 2006, the Company reported a balance of $80,000 in its allowance for doubtful accounts. There was no balance of allowance for doubtful accounts as of March 31, 2005.

Unbilled contracts receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. The Company reported a balance of $1.3 million and $368,000 of unbilled contracts receivable as of March 31, 2006 and December 31, 2005, respectively.

Research and development

Engineering cost is generally recorded as research and development expense in the period incurred.

Net loss per share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options. Excluded from the computations of diluted net loss per share for the three months ended March 31, 2006 and 2005, were stock options to purchase 1.2 million and 2.0 million shares, respectively. All of those options had exercise prices greater than the average market prices of common stock at the end of each period and their inclusion would be antidilutive.

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$(974)	$(1,369)
Denominator:
Shares used in computing net loss per share:
Basic	31,022	30,442
Employee stock options and unvested common stock outstanding	—	—
Diluted	31,022	30,442
Net loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not. As of March 31, 2006 and December 31, 2005, net deferred tax assets of $1.3 million were included in prepaid expenses and other current assets.

Comprehensive loss

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss as of March 31, 2006 and December 31, 2005 was $357,000 and $389,000, respectively.

The changes in other comprehensive income (loss) were as follows, for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(974)	$(1,369)
Net unrealized gain/(loss) on available-for-sale securities:
Change in net unrealized gain/(loss)	32	(204)
Comprehensive loss	$(942)	$(1,573)

Note 2. Restructuring

On November 10, 2004, the Company announced its plan to close the ATMOS research and development facility in Canada to reduce operating expenses and to further align the Company’s business with market conditions, future revenue expectations and planned future product direction. As part of this plan, the Company implemented a reduction in workforce of approximately 20 employees, which represented 20% of its workforce. On July 15, 2005, the Company signed an agreement to sublease the ATMOS facility, which the Company occupies under the long-term operating lease. Both the long-term operating lease and sublease are effective through 2008.

On March 31, 2006, the Company had a total restructuring estimated lease abandonment accrual of $274,000. The Company reviews these estimates periodically, and if the pertinent assumptions materially change, the ultimate restructuring expense for the abandoned facilities will be adjusted in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. No additional restructuring expenses were incurred in the first quarter of 2006.

The following table summarizes the activities under the 2004 Restructuring Plan in the first quarter of 2006 (amounts in thousands):

Abandoned Space

Restructuring liability at December 31, 2005	$293
Cash payments	(22)
Adjustment	3
Restructuring liability at March 31, 2006	$274

Current portion	$113
Long-term portion	$161

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

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was (in thousands):

	Three Months Ended March 31,
	2006	2005
United States	$992	$803
Japan	2,344	1,580
Taiwan	87	77
Other Asian Countries	99	223
Total	$3,522	$2,683

For three months ended March 31, 2006, Fujitsu, NEC, Yamaha and eSilicon represented 27%, 18%, 17% and 11% of total revenue, respectively. For the three months ended March 31, 2005, NEC represented 43% of total revenue.

Note 5. Contingencies

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources.

On March 31, 2004, UniRAM Technology, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. UniRAM’s original complaint asserted that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and alleged that the Company improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner. Subsequent to March 31, 2004, UniRAM amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims for one of the two patents identified in the initial complaint. UniRAM continues to maintain its claims of patent infringement with respect to the other remaining patent being asserted against the Company and for misappropriation of trade secrets. In October 2005, the court held a “Markman hearing” to construe and interpret the claims of the patent that UniRAM continues to assert against the Company and TSMC. The court recently issued its claim construction order, and completed the discovery and litigation schedule with trial set for May 2007.  The Company believes that UniRAM’s complaint lacks merit and intends to vigorously defend against it.

Note 6. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A provision for income taxes of $14,000 and $20,000 was recorded in the first quarter of 2006 and 2005, respectively.  The effective income tax rate was (1.5%) for the three months ended March 31, 2006 and 2005 principally for accrued liability for state minimum tax and foreign income taxes.  The effective tax rate for 2006 differed from the statutory federal income tax rate primarily due to the Company’s net operating loss and its valuation allowance related to deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company has established a valuation allowance against its net operating loss carryforward and credits due to uncertainty of realizing future benefits.

Note 7. Stock-based compensation

Equity Compensation Plans

Common Stock Option Plans

In 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”), which authorizes the board of directors to grant incentive stock options and nonqualified stock options for up to 2,500,000 shares of common stock to employees, directors and consultants. The option terms under the 1996 Plan are substantially the same as the 1992 Plan except that options granted under the 1996 Plan may be exercised immediately. Common stock purchased pursuant to the exercise of a maximum period of ten years after the date of grant.

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

On the same date, December 14, 2005, pursuant to authorization by the Compensation Committee of the board of directors, the Company commenced an offer of restricted shares of its common stock under the Amended 2000 Plan to the United States employees holding outstanding options to purchase common stock granted before April 19, 2004 having an exercise price of $7.42 or more per share upon the surrender of such options for cancellation.

The offer expired at midnight, Pacific Time, on Friday, January 13, 2006. The eligible participants elected to surrender for cancellation an aggregate of approximately 318,054 shares of Company common stock underlying eligible options and received an aggregate of approximately 73,654 shares of restricted Company common stock. The value of the Company’s common stock on the offer termination date was $5.91 per share. Upon the terms and subject to the conditions of the offer, the Company promptly issued to eligible participants restricted shares of Company common stock. No executive officers elected to accept the offer. These restricted shares vest in three equal annual installments over the three-year period following January 13, 2006. No stock-based compensation expense has or will be recognized on this offer because no incremental value was provided to the recipients in the exchange.

On March 15, 2006, pursuant to authorization by the Compensation Committee of the board of directors, all options granted after March 30, 2006 vest over a four-year period and are exercisable for a maximum period of six years after the date of grant.

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

Pursuant to authorization by the Compensation Committee of the board of directors, the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) has been suspended.

Stock-based Compensation Expense

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which establishes accounting for recognizing the fair value of the stock-based payment awards. Accordingly, the expense of these awards is recognized over the requisite service period, usually the vesting period, based on the grant-date fair value. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB107 in its adoption of SFAS123(R).

The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). This method requires the Company to apply the provision of SFAS123(R) to all stock-based payment awards after the adoption date. In accordance with the method, the Company’s consolidated financial statements for prior period have not been restated to reflect, and do not include, the impact of SFAS 123(R).

As a result of the adoption of SFAS 123(R), $603,000 was recognized as stock-based compensation expense in the unaudited condensed consolidated statement of operation for the three months ended March 31, 2006. The total compensation cost of options granted, but not yet vested, as of March 31, 2006 was $9.7 million, which is expected to be recognized as expense over a weighted average period of approximately 3.13 years. Basic and diluted loss per share for the three months ended March 31, 2006 was $(0.03). The net effect on loss per share (basic and diluted) of adoption of SFAS 123(R) for the three months ended March 31, 2006 was $(0.02).

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the Statement of Cash Flows. Such tax benefit would have been presented as operating cash flows under SFAS 123. For the quarter ended March 31, 2006, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

In accordance with the provisions of SFAS 123(R), deferred stock-based compensation expense of $33,000 was reclassified to additional paid-in-capital. Such reclassification has no impact on the Statement of Operations and the Statement of Cash Flows for the three months ended March 31, 2006. This deferred stock-based compensation expense was attributable to the excess of the fair market value of the Company’s common stock over the price at which the Company granted stock options to employees in prior periods. This expense continues to be amortized using the graded vesting method over the vesting period of each respective option, which is four years.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair value of the Company’s share-based payment awards for three months ended March 31, 2006 is estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

Three Months Ended March 31, 2006
Employee stock options:
Risk-free interest rate	4.6 - 4.7%
Volatility	55.2% - 56.0%
Expected life(years)	4.0
Dividend yield	0%

The risk-free interest rate is derived from the Daily Treasury Yield Curve Rates as published by Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility is based on the combination of historical volatility, excluding the volatility during the period of one time non-recurring event, which was the aborted Synopsis acquisition for the Company in 2004, and the expected future volatility of the Company’s stock price. The expected term of options granted is derived from historical data based on employee exercises and post-vesting employment termination behavior. The dividend yield of zero is applied since the Company never paid dividends and has no intention to pay dividends in the near future.

The stock-based compensation expense of $603,000 included compensation expense for share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As required by SFAS 123(R), the stock-based compensation expense is calculated with the estimated forfeiture rate. An annualized forfeiture rate of 15% is used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. Under the true-up provisions of SFAS123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of the option activity under all the Company’s stock option plans during the three months ended March 31, 2006 is as follows:

	Options Outstanding
	Available for Grant	Number of Options	Weighted Average Exercise Prices
Balance at December 31, 2005	1,512	6,477	$6.09
Additional authorized under the 2000 Plan	500
Inducement grant	300
Granted	(435)	435	$7.81
Cancelled	696	(696)	$8.77
Exercised	—	(300)	$4.65
Balance at March 31, 2006	2,573	5,916	$5.98

A summary of the status of the Company’s restricted stock awards during the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2005	—	$—
Granted	74	$5.91
Vested	—	$—
Cancelled	—	$—
Non-vested shares at March 31, 2006	74	$5.91

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.00-$4.09	1,591	7.82	$3.62	572	$3.20
$4.10-$8.00	3,482	8.94	$5.98	662	$6.85
$8.01-$10.00	386	5.81	$9.68	386	$9.68
$10.01-$15.69	457	5.90	$11.05	457	$11.05

$1.00-$15.69	5,916	8.20	$5.98	2,077	$7.30

Pro Forma Information Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”

The pro-forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss:
As reported	$(1,369)
Stock-based compensation expense reported in consolidated statements of operations	10
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,142)
Pro forma net loss	$(2,501)
Loss per share:
Basic - as reported	$(0.04)
Basic - pro forma	$(0.08)
Diluted - as reported	$(0.04)
Diluted - pro forma	$(0.08)

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for the grants:

Three Months Ended March 31, 2005
Employee stock options
Risk-free interest rate	3.7% - 4.0%
Volatility	79.6%
Expected life (in years)	5.0
Dividend yield	0%

Note 8. Stock Repurchase Program

On April 19, 2004, the Company announced that its board of directors authorized the repurchase of up to $25 million of its common stock over the next 12 months.  The Company repurchased approximately $4.7 million or 1.2 million shares of its common stock in 2004 under that repurchase program. On April 29, 2005, the Company’s board of directors authorized a new stock repurchase program for the purchase of up to $20 million of the Company’s common stock over the next 12 months.   This program expired on April 29, 2006. No shares were repurchased under this program.

Note 9. Related Party Transaction

One of the Company’s directors is an executive officer of eSilicon Corporation, a customer of the Company. Revenue for the three months ended March 31, 2006 included $403,000 generated from eSilicon, which represented 11% of the Company’s total revenue in the quarter.  At March 31, 2006, there was an account receivable of $300,000 due from this customer.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer for embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the initial production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from $100,000 to several million dollars per contract, depending on the scope and complexity of the development project, and the licensee’s rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow billing between milestones based on work performed. All license agreements entered into to date require us to meet performance specifications. Fees collected prior to revenue recognition are recorded as deferred contract revenue. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. Revenue is recognized when collectibility is probable. We use actual direct labor hours incurred to measure progress towards completion. We periodically evaluate the actual status of each project to determine whether the estimates to complete each contract remain accurate and update our estimated costs to complete as necessary. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period. If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $1.3 million and $6,000 as of March 31, 2006 and 2005, respectively. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of all revenue until the licensee manufactures products that meet the contract performance specifications and recognize revenue under the completed contract accounting method.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our newer contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the three months ended March 31, 2006 and 2005, we recognized no licensing revenue from cancelled contracts.

Royalties.   Each license agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our license agreements require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We recognize royalties from reports provided by the licensee that are received in the quarter immediately following the quarter during which the licensee has sold or manufactured products containing our technology. In addition, beginning with the first quarter of 2006, we recognized two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when we enter into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, payments from these prepaid royalties are non-refundable. Under current contracts, pre-production prepaid royalties are inseparable from our licensing activities. Thus, we include pre-production prepaid royalties under licensing revenue, which is accounted under the percentage of completion method. Post-production prepaid royalties, which are recognized at the time of the billing provided that no future performance obligations exist, are included under royalty revenue.

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

For contracts involving design specifications that we have not met previously, we defer the recognition of revenue until the design meets the contractual design specifications and expense the cost of services as incurred. When we have experience in meeting design specifications but do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost. For these arrangements, we recognize revenue using the completed contract method. Under the completed contract method, we recognize revenue when we have knowledge that the customer has successfully verified our design. In the first quarter of 2006 and 2005, none of our license revenue was recognized under the completed contract method.

We also provide support and maintenance. Under these arrangements, we provide unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. When we provide a combination of services related to licensing and support and maintenance to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Specifically, we analyze the separate elements to determine if vendor specific objective evidence, or VSOE, exists for the undelivered elements. We believe we have established VSOE for our support and maintenance arrangements. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance. Revenue from support and maintenance service represented $172,000 and $38,000 in the first quarter of 2006 and 2005, respectively, and was included in licensing revenue in the statement of operations.

Royalty.  Licensing contracts also provide for royalty payments at a stated rate based on actual units produced and require licensees to report the manufacture or sale of products that include our 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee’s report. In addition, beginning with the first quarter of 2006, we recognized two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when we enter into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, payments from these prepaid royalties are non-refundable. Under current contracts, pre-production prepaid royalties are inseparable from our licensing activities. Thus, we include pre-production prepaid royalties in licensing revenue, which is accounted under the percentage of completion method. Post-production prepaid royalties, which are recognized at the time of the billing provided that no future performance obligations exist, are included under royalty revenue.

Goodwill. We review goodwill, recorded from the acquisition of ATMOS Corp. in August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Subsequent to the acquisition of ATMOS, its business became an integrated part of our operations. In 2004, we closed the operation of ATMOS as our Canadian research and development facility. Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level. For step one, we determine the fair value of our reporting unit using the market approach. Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets assigned to the reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. We performed the annual impairment test during the third quarter of 2005 and the test did not indicate impairment of goodwill as of September 30, 2005. As of March 31, 2006, we found no indicators of potential impairment.

Deferred tax valuation allowance. When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we generally record a tax expense in our consolidated statement of operations. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of March 31, 2006, we had a valuation allowance of approximately $10.9 million, of which approximately $6.1 million was attributable to Canadian loss and research and development pool carryforwards, and $4.1 million was attributable to U.S. and state net operating loss and tax credit carryforwards.

Stock based compensation. We adopted SFAS 123(R) effective January 1, 2006 and selected the modified prospective transition method, which requires us to recognize the fair value of the stock based compensation in the net income (loss) in the current and future periods and not to restate the impact of the adoption on the prior period financial statements. Upon adoption, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical and implied volatility of our stock price. Based on unvested stock options outstanding as of March 31, 2006, the total compensation costs expected to be recognized over a weighted average period of approximately 3.13 years is approximately $9.7 million. Please see note 7 - Stock-based Compensation in our notes to our unaudited condensed consolidated financial statements for more discussion.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenue.  Total revenue increased to $3.5 million for the three months ended March 31, 2006 from $2.7 million for the three months ended March 31, 2005. Licensing revenue increased by $1.1 million to $2.3 million in the first quarter of 2006 as we generated additional revenue from significant licensing contracts signed in 2005. Licensing revenue represented 64% of total revenue in the first quarter of 2006, compared to 45% in the same period in 2005. Royalty revenue decreased to $1.3 million in the first quarter of 2006 from $1.5 million in the same period of 2005, and represented 36% of total revenue in the first quarter of 2006 compared to 55% for the same period in 2005. Royalty revenues declined in the first quarter of 2006 because of lower royalties received from existing projects of licensees.  In the first quarter of 2006, royalty revenue included $452,000 of post- production prepaid royalties. In the three months ended March 31, 2006, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 3% of total revenue, a decrease from 27% of our total revenue from the same period in 2005.

A small number of customers continues to account for a significant percentage of our total revenue. For the three months ended March 31, 2006, Fujitsu, NEC, Yamaha and eSilicon represented 27%, 18%, 17% and 11% of total revenue, respectively. For the first quarter ended March, 2005, NEC represented 43% of total revenue.  For information regarding revenues recorded by us in the three months ended March 31, 2006 from customers residing in the United States or residing in a foreign country, please refer to note 4, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars.

Gross Profit.  Gross profit was $3.2 million in the three months ended March 31, 2006 compared to $2.2 million in the same period of 2005. Gross profit as a percentage of total revenue increased to 90% in the first quarter of 2006 from 83% in the corresponding period of 2005 due to lower cost for fulfilling our obligations under new license agreements. These license agreements required less customization. This cost reduction was partially offset by stock-based compensation expense of $52,000 recorded under SFAS 123(R). There was no stock-based compensation expense related to SFAS 123(R) in the same quarter of 2005.

Research and Development.  Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products.  Research and development expenses increased to $2.0 million in the first quarter of 2006 from $1.6 million in the same quarter of 2005 primarily due to stock-based compensation expense of $227,000 under SFAS 123(R).

Selling, General and Administrative.  Selling, general and administrative expenses increased to $2.6 million in the first quarter of 2006 from $2.5 million in the same period of 2005 mainly due to stock-based compensation expense of $324,000 under SFAS 123(R) and expenses related to higher headcounts.  There increases were offset by lower legal expenses related to the UniRAM litigation of $189,000 compared to $453,000 in the same period in 2005.  However, we expect the legal expenses related to the UniRAM litigation to increase as the matter progresses from the claim construction phase to pre-trial phase in 2006.

Interest, Other Income and Expense.  Interest, other income and expense decreased to $452,000 in the first quarter of 2006 from $513,000 in the same period of 2005 primarily due to the one time charge of $347,000 related to the reimbursement of withholding taxes paid by Japanese customers on our behalf.  Interest income in the first quarter of 2006 increased to $817,000 compared to $524,000 in the same quarter in 2005 due to higher interest rates in 2006.

Provision for Income Taxes.  Our effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  A provision for income taxes of $14,000 and $20,000 was recorded in the first quarter of 2006 and 2005, respectively, to reflect accrued liability for state minimum tax and foreign taxes.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2006, we had cash and cash equivalents and long and short-term investments of $85.4 million. As of the same date, we had total working capital of $75.6 million. Our primary capital requirements are to fund working capital needs.

Net cash used in operating activities was $2.0 million in the first three months of 2006 compared to $1.0 million in the corresponding period of 2005.  Net cash used in operating activities in the first three months of 2006 primarily consisted of the net loss of $974,000, higher unbilled contract receivable as revenue recognized exceeded the amount of billings to customers, and decreased deferred revenue offset by the non-cash impact of stock-based compensation under SFAS 123 (R) and depreciation and amortization expense. Net cash used in operating activities in the first three months of 2005 resulted primarily from the net loss of $1.4 million, higher deferred revenue of $1.5 million due to increased billings related to our new licensing agreements entered in the first quarter of 2005 offset by reduced accrued liabilities.

Net cash provided in investing activities was approximately $13.5 million in the first three months of 2006 compared to net cash used in investing activities of approximately $21.6 million in the first three months of 2005. The increase reflected the sale of short-term and long-term marketable securities of $13.5 million, net of purchases, from dispositions of investment securities in 2006. Net cash used in investing activities for the first three months of 2005 resulted primarily from purchases of short-term and long-term marketable securities of $21.5 million, net of proceeds from disposition of investment securities.

Net cash provided by financing activities was $1.4 million in the first three months of 2006 compared to $289,000 in the same period of 2005 as stock option exercise proceeds increased in the first quarter of 2006.

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

Lease Commitments and Off Balance Sheet Financing

As of March 31, 2006, we had $2.2 million of total future net lease commitments compared to $1.7 million in the same period in 2005. The following table identifies our contractual obligations as of March 31, 2006 that will impact our liquidity and cash flow in future periods:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years

Minimum Lease Commitments	$2,519	$742	$1,308	$469
Sublease Income	330	182	148	—
Net Lease Commitments	$2,189	$560	$1,160	$469

We did not have any unconditional purchase obligations as of March 31, 2006.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, corporate-backed debt obligations and mortgage-backed government obligations. The portfolio dollar-weighted average maturity of these investments is within twelve months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $63.4 million as of March 31, 2006 and earn an average interest rate of approximately 3.9% during the first quarter of 2006, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

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

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the first quarter of 2006, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our pending litigation with UniRAM Technology, Inc. are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note 5.  Contingencies.” and “— Item 1A. Risk Factors — We may incur substantial litigation expense, which would adversely affect our profitability.”

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, which we filed with the Securities and Exchange Commission on March 16, 2006.  The following discussion is of material changes to risk factors disclosed in that report.

We expect our revenue to be highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose and fail to replace this revenue.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For three months ended March 31, 2006, Fujitsu, NEC, Yamaha and eSilicon represented 27%, 18%, 17% and 11% of total revenue, respectively. For the three months ended March 31, 2005, NEC represented 43% of total revenue. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Furthermore, our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue came from the licenses for integrated circuits used by Nintendo in its GAMECUBE®. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 27% of total revenue in the first quarter of 2005. However, in the first quarter of 2006, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented only 5% of total revenue. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot assure you that Nintendo’s sales of products incorporating our technology will increase beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of March 31, 2006, two customers represented 75% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

We may incur substantial litigation expense, which would adversely affect our profitability.

On March 31, 2004, UniRAM Technology, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. UniRAM’s original complaint asserted that it provided trade secret information to Taiwan Semiconductor Manufacturing Corporation (TSMC) in 1996-97 and alleged that the Company improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner. Subsequent to March 31, 2004, UniRAM amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims for one of the two patents identified in the initial complaint. UniRAM continues to maintain its claims of patent infringement with respect to the other remaining patent being asserted against us and for misappropriation of trade secrets. In October 2005, the court held a “Markman hearing” to construe and interpret the claims of the patent that UniRAM continues to assert against us and TSMC. The court recently issued its claim construction order, and completed the discovery and litigation schedule with timing set for May 2007.  We believe that UniRAM’s complaint lacks merit and intend to vigorously defend against it.

We expect to incur substantial expenses litigating the matter in 2006, at least, and potentially thereafter. In addition, although we expect to prevail in the lawsuit, and do not anticipate a material adverse outcome, if we lose the case, however, we may be required to pay substantial damages and/or the attorneys’ fees and expenses of the other party, as well as our own and perhaps the court would enter an injunction against our use or licensing of some or all of our technologies. The payment of such damages and expenses or such an injunction could adversely affect our results of operations and cause net losses for the periods in which we record them.

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

Uncertainty about the impact of SFAS 123(R) could adversely affect us

Effective in the first quarter of fiscal year 2006, we adopted SFAS 123 (R), which significantly changes the way in which we account for stock-based compensation. SFAS 123(R) is relatively new and as a result, it may be difficult for analysts and others reviewing our financial statements to compare our financial statements to our prior period statements.

SFAS 123(R) is a new and very complex accounting standard the application of which requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for valuing stock-based compensation. There is a risk that, as we and others gain experience with SFAS 123(R) or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used require modification. Any such modification could result in different charges in future periods and, potentially, could require us to correct the charges taken in prior periods.

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

ITEM 6.          Exhibits

(a)   Exhibits

10.18	Employment Agreement between Registrant and James R. Pekarsky dated as of March 7, 2006 and March 20, 2006
10.19	Indemnity Agreement Registrant and James R. Pekarsky dated as of March 20, 2006
10.20	Change-in-control Agreement between Registrant and James R. Pekarsky dated as of March 20, 2006
10.21	Stock Option Incentive Grant Agreement for Stock Option Grant pursuant to the Amended and Restated 2000 Stock Option and Equity Incentive Plan
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2006

/s/ Chester J. Silvestri
Chester J. Silvestri
Chief Executive Officer and President

Dated: May 9, 2006

/s/ James R. Pekarsky
James R. Pekarsky Vice President of Finance and Administration and Chief Financial Officer