Form 10-Q
period 2006-09-30
MoSys, Inc.
filed 2006-11-07
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐        No  ☒

As of October 30, 2006, 31,424,785 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
September 30, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005 *
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,184	$9,171
Short-term investments	77,417	59,479
Accounts receivable, net	487	638
Unbilled contracts receivable	52	368
Prepaid expenses and other current assets	2,287	2,632
Total current assets	86,427	72,288
Long-term investments	3,492	17,339
Property and equipment, net	843	1,121
Goodwill	12,326	12,326
Other assets	593	563
Total assets	$103,681	$103,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$665	$236
Accrued expenses and other liabilities	2,020	2,564
Accrued litigation settlement	2,400	—
Deferred revenue	302	1,309
Total current liabilities	5,387	4,109
Long-term portion of restructuring liability	94	196
Total liabilities	5,481	4,305
Commitment and contingencies

Stockholders' equity:
Preferred stock	—	—
Common stock	313	308
Additional paid-in capital	104,763	100,247
Accumulated other comprehensive loss	(137)	(389)
Accumulated deficit	(6,739)	(834)
Total stockholders' equity	98,200	99,332
Total liabilities and stockholders' equity	$103,681	$103,637

*                    Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue:
Product	$—	$—	$—	$10
Licensing	3,333	3,233	7,302	6,386
Royalty	705	897	2,598	3,484
Total net revenue	4,038	4,130	9,900	9,880

Cost of net revenue
Licensing	172	668	906	1,743
Total cost of net revenue	172	668	906	1,743

Gross profit	3,866	3,462	8,994	8,137
Operating expenses:
Research and development	2,018	1,359	6,099	4,282
Selling, general and administrative	3,350	2,721	8,785	7,403
Litigation settlement	2,400	—	2,400	—
Restructuring expenses	—	—	—	114
Total operating expenses	7,768	4,080	17,284	11,799

Loss from operations	(3,902)	(618)	(8,290)	(3,662)
Interest, other income and expenses	1,043	679	2,421	1,797
Income(loss) before provision for income taxes	(2,859)	61	(5,869)	(1,865)
Provision for income taxes	(8)	(11)	(36)	(33)
Net income(loss)	$(2,867)	$50	$(5,905)	$(1,898)

Net income(loss) per share:
Basic	$(0.09)	$0.00	$(0.19)	$(0.06)
Diluted	$(0.09)	$0.00	$(0.19)	$(0.06)
Shares used in computing net income(loss) per share:
Basic	31,386	30,531	31,233	30,479
Diluted	31,386	31,504	31,233	30,479
Allocation of stock-based compensation to cost of net revenue and operating expenses included above
Cost of net revenue	$23	$—	$126	$—
Research and development	279	—	741	—
Selling, general and administrative	401	10	1,063	29
	$703	$10	$1,930	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,905)	$(1,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361	467
Stock based compensation	1,930	29
Allowance for doubtful accounts	(105)	105
Changes in current assets and liabilities:
Accounts receivable	256	(238)
Unbilled contract receivable	316	(663)
Prepaid expenses and other assets	315	507
Deferred revenue	(1,007)	(162)
Accounts payable	429	35
Accrued expenses and other liabilites	(608)	(351)
Accrued litigation settlement	2,400	—
Restructuring liability	(38)	(100)
Net cash used in operating activities	(1,656)	(2,269)

Cash flows from investing activities:
Purchase of property and equipment	(83)	(991)
Proceeds from sales and maturity of marketable securities	43,059	146,023
Purchase of marketable investments	(46,898)	(168,187)
Net cash used in investing activities	(3,922)	(23,155)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,591	752
Net cash provided by financing activities	2,591	752

Net decrease in cash and cash equivalents	(2,987)	(24,672)

Cash and cash equivalents at beginning of period	9,171	31,714
Cash and cash equivalents at end of period	$6,184	$7,042

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year. Certain amounts reported in the previous periods have been reclassified to conform to the presentation in the third quarter of 2006.

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

Revenue Recognition

Licensing

Licensing revenue consists of fees earned for technology license agreements, engineering development and engineering support services. For the license agreements that do not require significant development, modification or customization, revenues are generally recognized when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable.  If any of these criteria are not met, revenues are deferred until such time as all criteria have been met. For those license agreements where  a license is granted and no other deliverables are required, revenues are recognized when there is persuasive evidence of an arrangement, fees are fixed or determinable and collectibility is probable.

For those contracts requiring the Company to develop a design that meets a licensee’s specifications, the Company applies SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. In accordance with SOP 81-1, when license agreements include deliverables that require “significant production, modification or customization”, contract accounting is applied. When the Company has significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate and updates its estimated costs to complete as necessary. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue the Company recognizes in any period. If inherent risks make estimates doubtful, the contract is accounted for under the completed contract method.

For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of all revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. In the first nine months ended September 30 of 2006 and 2005, none of the Company’s license revenue was recognized under the completed contract method.

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

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general license contracts signed since the beginning of 2002 allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the three and nine months ended September 30, 2006, the Company recognized $75,000 and $225,000, respectively, of licensing revenue from cancelled contracts.  In the corresponding periods in 2005, the Company recognized $240,000 of licensing revenue from cancelled contracts.

Royalty

Licensing contracts also provide for royalty payments at a stated rate based on actual units produced and require licensees to report the manufacture or sale of products that include the Company’s 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. The Company generally recognizes royalties in the quarter in which the Company receives the licensee’s report. In addition, beginning with the first quarter of 2006, the Company is recognizing two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when the Company enters into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, payments from these prepaid royalties are non-refundable. Under current contracts, pre-production prepaid royalties are inseparable from the Company’s licensing activities. Thus, the Company includes pre-production prepaid royalties in licensing revenue as contract services are performed. Post-production prepaid royalties, which are recognized at the time of the billing provided that no future performance obligations exist, are included in royalty revenue.

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

Goodwill

The Company reviews goodwill recorded from the acquisition of ATMOS Corp. in August 2002 for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Using the guidance in SFAS No. 142, the Company has determined that it has only one reporting unit at the entity level. The Company then determines the fair value of this single reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company must perform the second step, which involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the Company must record an impairment loss equal to the difference. The Company performed this annual impairment test during the third quarter of 2006, and determined that goodwill had not been impaired. The Company also assesses whether there are indicators of potential impairment every quarter.

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

Cash equivalents, short-term and long-term investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. These investments generally include commercial and U.S. government agency papers, corporate notes, U.S. government debt securities and market auction rate certificates. Management determines the appropriate classification of debt securities at the time of purchase. All securities are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, based on quoted market prices, with the unrealized holding gains and losses reported in stockholders’ equity. The Company evaluates declines in market value for potential impairment if the decline results in a value below cost and is determined to be other-than-temporary. Realized gains and losses and declines in the value judged to be other-than-temporary are included in interest income. The cost of securities sold is based on the specific identification method.

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

Allowance for doubtful accounts

The Company determines its allowance for doubtful accounts to ensure its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is not possible. As of September 30, 2006, no receivable was identified doubtful and an allowance was not needed.  As of December 31, 2005, the Company reported a balance of $105,000 in its allowance for doubtful accounts.

Unbilled contracts receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable. The Company reported a balance of $52,000 and $368,000 of unbilled contracts receivable as of September 30, 2006 and December 31, 2005, respectively.

Research and development

Engineering cost is generally recorded as research and development expense in the period in which it is incurred. Engineering Cost associated with revenue generating projects is allocated to cost of licensing revenue.

Net loss per share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options. The Company excluded from the computations of diluted net loss per share for the three months ended September 30, 2006 and 2005, stock options to purchase 885,000 and 972,000 shares, respectively, and for the nine months ended September 30, 2006 and 2005, it excluded stock options to purchase 1.2 million and 1.5 million shares, respectively. All of those options had exercise prices greater than the average market price of the common stock at the end of each period, and their inclusion would have been antidilutive.

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. At each of September 30, 2006 and December 31, 2005, net deferred tax assets of $1.3 million were included in prepaid expenses and other current assets.

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

Comprehensive loss

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income (loss) is unrealized gain and loss on available-for-sale securities. Accumulated other comprehensive loss as of September 30, 2006 and December 31, 2005 was $137,000 and $389,000, respectively.

The changes in other comprehensive income (loss) were as follows for the three months and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income(loss)	$(2,867)	$50	$(5,905)	$(1,898)
Net unrealized gain(loss) on available-for-sale securities:
Change in net unrealized gain(loss)	178	(112)	252	(173)
Comprehensive loss	$(2,689)	$(62)	$(5,653)	$(2,071)

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

On September 30, 2006, the Company had a total restructuring estimated lease abandonment accrual of $255,000. The Company reviews these estimates periodically, and if the pertinent assumptions materially change, the ultimate restructuring expense for the abandoned facilities will be adjusted in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. No additional restructuring expenses were incurred in the third quarter of 2006.

The following table summarizes the activities under the 2004 Restructuring Plan in the third quarter of 2006 (in thousands):

Abandoned
Space

Restructuring liability at December 31, 2005	$293
Cash payments	(22)
Adjustment	3
Restructuring liability at March 31, 2006	274
Cash payments	(23)
Adjustment	14
Restructuring liability at June 30, 2006	265
Cash payments	(16)
Adjustment	6
Restructuring liability at September 30, 2006	$255

Current portion	$161
Long term portion	$94

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

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$649	$1,108	$2,662	$2,838
Japan	3,131	2,761	6,267	6,347
Other Asian Countries	258	261	606	695
Europe	—	—	365	—
Total	$4,038	$4,130	$9,900	$9,880

For three months ended September 30, 2006, Fujitsu represented 68% of total revenue. For the three months ended September 30, 2005, Fujitsu represented 45% of total revenue. For the nine months ended September 30, 2006, Fujitsu and NEC represented 37% and 14% of total revenue, respectively.  For the nine months ended September 30, 2005, NEC and Fujitsu represented 36% and 20% of total revenue.

Note 5. Contingencies

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources.

On October 24, 2006, the Company settled all outstanding litigation with UniRAM Technology Inc. related to the trade secret misappropriation and patent infringement suit filed in 2004 by UniRAM.  The settlement is further described in “Note 8. Subsequent Event”.

Note 6. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A provision for income taxes of $36,000 and $33,000 was recorded in the first nine months of 2006 and 2005, respectively. The effective income tax rates was (0.6%) for the nine months ended September 30, 2006 and (2%) in the same period of 2005 principally for accrued liability for state minimum tax and foreign income taxes. The effective tax rate for 2006 differed from the statutory federal income tax rate primarily due to the Company’s net operating loss and its valuation allowance related to deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance against its net operating loss carryforward and credits due to uncertainty of realizing future benefits.

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

The Company may also award shares to new employees as a material inducement to the acceptance of employment with the Company, which awards are not made under the Amended 2000 Plan. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or authorized executive officer, as determined under NASDAQ Marketplace Rules.

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

Pursuant to authorization by the compensation committee of the board of directors, the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) is currently inactive.

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

As a result of the adoption of SFAS 123(R), $703,000 and $1.9 million were recognized as stock-based compensation expense in the unaudited condensed consolidated statement of operation for the three months and nine months ended September 30, 2006, respectively. The total compensation cost of options granted, but not yet vested, as of September 30, 2006 was $7.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.82 years. Basic and diluted loss per share for the three months and nine months ended September 30, 2006 were $(0.09) and $(0.19). The net effect on loss per share (basic and diluted) of the adoption of SFAS 123(R) for the three months and nine months ended September 30, 2006 was $0.02 and $0.06, respectively.

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the Statement of Cash Flows. Such tax benefit would have been presented as operating cash flows under SFAS 123. For the quarter ended September 30, 2006, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair value of the Company’s share-based payment awards for three months and nine months ended September 30, 2006 is estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Employee stock options
Risk-free interest rate	4.5 -5.1%	4.5 - 5.1%
Volatility	50.2% - 51.6%	50.2% - 56.0%
Expected life (in years)	4.1	4.1
Dividend yield	0%	0%

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

The stock-based compensation expense of $703,000 included compensation expense for share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As required by SFAS 123(R), the stock-based compensation expense is calculated with the estimated forfeiture rate. An annualized forfeiture rate of 15% is used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate differs from the estimate.

A summary of the option activity under all the Company’s stock option plans during the nine months ended September 30, 2006 is as follows (in thousands, except exercise price):

	Options Outstanding
			Weighted
			Average
	Available	Number of	Exercise
	for Grant	Options	Prices
Balance at December 31, 2005	1,512	6,477	$6.09
Additional authorized under the 2000 Plan	500
Inducement grant	300
Granted	(435)	435	$7.81
Cancelled	696	(696)	$8.77
Exercised	—	(300)	$4.65
Balance at March 31, 2006	2,573	5,916	$5.98
Granted	(107)	107	$8.69
Cancelled	190	(190)	$6.28
Exercised	—	(189)	$4.65
Expired	(1,054)
Balance at June 30, 2006	1,602	5,644	$6.06
Granted	(620)	620	$6.95
Cancelled	188	(188)	$6.92
Exercised	—	(22)	$4.65
Expired	(9)
Balance at September 30, 2006	1,161	6,054

A summary of the status of the Company’s restricted stock awards during the nine months ended September 30, 2006 is as follows (in thousands, except fair value):

Weighted
Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2005	—	$—
Granted	74	$5.91
Vested	—	$—
Cancelled	—	$—
Non-vested shares at September 30, 2006	74	$5.91

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Price	Outstanding	(in Years)	Exercise Price	Outstanding	Exercise Price
$1.00-$4.09	1,415	7.48	$3.67	672	$3.47
$4.10-$8.00	3,759	8.04	$6.11	929	$6.24
$8.01-$10.00	475	5.39	$9.47	368	$9.70
$10.01-$13.07	405	5.34	$11.00	405	$11.00

$1.00-$13.07	6,054	7.52	$6.13	2,374	$6.80

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

The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss:
As reported	$50	$(1,898)
Stock-based compensation expense reported in consolidated statements of operations	10	29
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,186)	(3,409)
Pro forma net loss	$(1,126)	$(5,278)
Loss per share:
Basic - as reported	$0.00	$(0.06)
Basic - pro forma	$(0.04)	$(0.18)
Diluted - as reported	$0.00	$(0.06)
Diluted - pro forma	$(0.04)	$(0.18)

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for the grants:

	Three Months Ended	Nine Months Ended
Employee stock options	September 30, 2005	September 30, 2005
Risk-free interest rate	3.8% - 4.1%	3.7% - 4.1%
Volatility	40.6%	56.0%
Expected life (in years)	5.0	5.0
Dividend yield	0%	0%

Note 8. Subsequent Event

 On October 24, 2006, the Company settled all outstanding litigation with UniRAM Technology Inc. related to the trade secret misappropriation and patent infringement suit filed in 2004 by UniRAM.  Under the settlement agreement, the companies agreed to dismiss all outstanding claims and counterclaims with prejudice. The Company will pay UniRAM $2.4 million, and receive a complete release of all claims as well as a future fully paid license for itself and all of its licensees. For the three months ended September 30, 2006, the Company recorded a litigation settlement charge of $2.4 million.

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

We generate revenue from licensing our memory technologies, which revenue consists of licensing revenues, customization services, maintenance and support fees and royalties. Royalty revenues are earned under each of our license agreements when our licensees manufacture or sell products that incorporate any of our 1T-SRAM technologies and report the results to us. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from six to nine months, depending on the complexity of the proposed project and degree of customization required.

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

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer for embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the initial production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from $100,000 to several million dollars per contract, depending on the scope and complexity of the development project, and the extent of the licensee’s rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow billing between milestones based on work performed. Fees billed prior to revenue recognition are recorded as deferred contract revenue.

For license agreements that do not require significant development, modification or customization, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, fees are fixed or determinable and collectibility is probable.  If any of these criteria is not met, we defer recognizing the revenue until such time as all criteria are met.  For license agreements where  a license is granted and  no other deliverables are required, revenues are recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable and collectibility is probable. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. We use actual direct labor hours incurred to measure progress towards completion. We periodically evaluate the actual status of each project to determine whether the estimates to complete each contract remain accurate and update our estimated costs to complete as necessary. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period. If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $52,000 and $720,000 as of September 30, 2006 and 2005, respectively. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of all revenue until all deliverables are met and recognize revenue under the completed contract accounting method.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for a significant period, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the three and nine-month periods ended September 30, 2006, we recognized $75,000 and $225,000 of licensing revenue from cancelled contracts.  During the three and nine-month periods ended September 30, 2005, we recognized $240,000 of licensing revenue from cancelled contracts.

Royalties.   Each of our licenses agreement provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our license agreements require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We recognize royalties from reports provided by the licensee that are received in the quarter immediately following the quarter during which the licensee has sold or manufactured products containing our technology. In addition, beginning with the first quarter of 2006, we are recognizing two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when we enter into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, payments from these prepaid royalties are non-refundable. Under current contracts, pre-production prepaid royalties are inseparable from our licensing activities. Thus, we include pre-production prepaid royalties in licensing revenue as contract services are performed. Post-production prepaid royalties, which are recognized at the time of the billing provided that no future performance obligations exist, are included in royalty revenue.

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

For contracts involving design specifications that we have not met previously, we defer the recognition of revenue until the design meets the contractual design specifications and expense the cost of services as incurred. When we have experience in meeting design specifications but believe that we do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost. For these arrangements, we recognize revenue using the completed contract method. Under the completed contract method, we recognize revenue when we completed the milestones. In the nine months of 2006 and 2005, none of our license revenue was recognized under the completed contract method.

We also provide support and maintenance under many of our license agreements. Under these arrangements, we provide unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. When we provide a combination of services related to licensing and support and maintenance to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Specifically, we analyze the separate elements to determine if vendor specific objective evidence, or VSOE, exists for the undelivered elements. We believe we have established VSOE for our support and maintenance arrangements. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. Revenue from support and maintenance service represented $34,000 and $157,000 in the third quarter of 2006 and 2005, respectively, and was included in licensing revenue in the statement of operations. For the first nine months of 2006 and 2005, revenue from support and maintenance service represented $236,000 and $350,000, respectively,

Royalty.  Licensing contracts also provide for royalty payments at a stated rate based on actual units produced and require licensees to report the manufacture or sale of products that include our 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee’s report. In addition, beginning with the first quarter of 2006, we are recognizing two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when we enter into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, payments from these prepaid royalties are non-refundable. Under current contracts, pre-production prepaid royalties are inseparable from our licensing activities. Thus, we include pre-production prepaid royalties in licensing revenue. Post-production prepaid royalties, which are recognized at the time of the billing provided that no future performance obligations exist, are included under royalty revenue.

Goodwill. We review goodwill, recorded from the acquisition of ATMOS Corp. in August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. First, we compare the fair value of each reporting unit to its carrying value. Subsequent to the acquisition of ATMOS, its business became an integrated part of our operations. In 2004, we closed the operation of ATMOS as our Canadian research and development facility. Using the guidance in SFAS No. 142, we consider there to be only one reporting unit at the entity level. Then, we determine the fair value of our reporting unit using the market approach. Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets assigned to the reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we must record an impairment loss equal to the difference. We performed the annual impairment test during the third quarter of 2006 and the test did not indicate impairment of goodwill as of September 30, 2006.

Deferred tax valuation allowance. When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we generally record a tax expense in our consolidated statement of operations. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of September 30, 2006, we had a valuation allowance of approximately $10.9 million, of which approximately $6.1 million was attributable to Canadian loss and research and development pool carryforwards, and $4.1 million was attributable to U.S. federal and state net operating loss and tax credit carryforwards.

Stock-based compensation. We adopted SFAS 123(R) effective January 1, 2006 and selected the modified prospective transition method, which requires us to recognize the fair value of the stock based compensation in the net income (loss) in the current and future periods and not to restate the impact of the adoption on the prior period financial statements. Upon adoption, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical and implied volatility of our stock price. Based on unvested stock options outstanding as of September 30, 2006, the total compensation costs expected to be recognized over a weighted average period of approximately 2.82 years is approximately $7.9 million. See note 7 - Stock-based Compensation in the notes to our unaudited condensed consolidated financial statements for more discussion.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue.  Total revenue decreased slightly to $4.0 million for the three months ended September 30, 2006 from $4.1 million for the three months ended September 30, 2005. Licensing revenue increased slightly to $3.3 million in the third quarter of 2006 from $3.2 million in the corresponding period of 2005. In the third quarter of 2006, licensing revenue included $1.0 million of pre-production prepaid royalties. Licensing revenue represented 83% of total revenue in the third quarter of 2006, compared to 78% in the same period in 2005. Royalty revenue decreased to $705,000 in the third quarter of 2006 from $897,000 in the same period of 2005, and represented 17% of total revenue in the third quarter of 2006 compared to 22% for the same period in 2005. Royalty revenues declined in the third quarter of 2006 because of lower royalties received from existing licensees. In the three months ended September 30, 2006, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 3% of total revenue, a decrease from 5% of our total revenue from the same period in 2005 as the Gamecube video game product is approaching the end of its product life cycle.

A small number of customers continue to account for a significant percentage of our total revenue. For the three months ended September 30, 2006, Fujitsu represented 68% of total revenue. For the three months ended September 30, 2005, Fujitsu and NEC represented 45% and 17% of total revenue, respectively.  For information regarding revenues recorded by us in the three months ended September 30, 2006 from customers residing in the United States or residing in a foreign country, please refer to note 4, “Segment Information,” of the notes to our unaudited condensed consolidated financial statements. All of our sales are denominated in U.S. dollars.

Gross Profit.  Gross profit was $3.9 million in the three months ended September 30, 2006 compared to $3.5 million in the same period of 2005. Gross profit as a percentage of total revenue increased to 96% in the third quarter of 2006 from 84% in the corresponding period of 2005 primarily due to revenue recognized from a high margin contract entered into the third quarter of 2006. This cost reduction was partially offset by stock-based compensation expense of $23,000 recorded under SFAS 123(R). There was no stock-based compensation expense related to SFAS 123(R) in the same quarter of 2005. In addition, pre-production prepaid royalties included in licensing revenue contributed to an increased gross profit as a percentage of total revenue.

Research and Development.  Our research and development expenses include development and design of variations of our technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products.  Research and development expenses increased to $2.0 million in the third quarter of 2006 from $1.4 million in the same quarter of 2005. This increase was primarily attributable to lower expenses allocation to cost of licensing revenue in the third quarter of 2006 because the revenue we recognized was from the high margin contract.   Research and development expense also increased as a result of the stock-based compensation expense of $279,000 under SFAS 123(R).

Selling, General and Administrative.  Selling, general and administrative expenses increased to $3.4 million in the third quarter of 2006 from $2.7 million in the same period of 2005 mainly due to stock-based compensation expense of $401,000 under SFAS 123(R) and higher legal expenses related to the UniRAM litigation.  The legal expenses related to the UniRAM litigation in the third quarter of 2006 were $816,000 compared to $453,000 in the same period in 2005.

Litigation Settlement. Litigation settlement reflected one time settlement charge of $2.4 million related the settlement agreement we entered into with UniRAM on October 24, 2006.

Interest, Other Income and Expenses.  Interest, other income and expenses increased to $1.0 million in the third quarter of 2006 from $679,000 in the same period of 2005 primarily due to higher interest rates in 2006.

Provision for Income Taxes.  Our effective tax rate of (2%) and 18% for the  three months ended September 30, 2006 and  2005, respectively,  is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  A provision for income taxes of $8,000 and $11,000 was recorded in the third quarter of 2006 and 2005, respectively, to reflect accrued liability for state minimum tax and foreign taxes.

Nine Months Ended September 30, 2006 and 2005

Revenue.  Total revenue was $9.9 million for the nine months ended September 30, 2006 and 2005.  Licensing revenue increased to $7.3 million in the first nine months of 2006 from $6.4 million in the same period of 2005 as we generated additional revenue from a significant licensing contract signed into the third quarter of 2006. Licensing revenue represented 74% of total revenue for the first nine months of 2006 compared to 65% of total revenue in the corresponding period of 2005. In the nine months ended September 30, 2006, royalty revenue decreased to $2.6 million from $3.5 million in the same period of 2005, and represented 26% of total revenue, compared to 35% in the same period in 2005.   In the nine months ended September 30, 2006, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 3% of total revenue, a decrease from 14% of our total revenue from the same period in 2005.

Gross Profit.  Gross profit increased to $9.0 million in the first nine months of 2006 from $8.1 million in the corresponding period of 2005. Gross profit as a percentage of total revenue increased to 91% in the nine months of 2006 from 82% in the same period of 2005 mainly due to higher licensing gross profit. Licensing gross profit as a percentage of licensing revenue increased to 88% in the first nine months of 2006 from 73% in the same period of 2005. This increase in licensing gross profit as a percentage of licensing revenue resulted from lower costs for fulfilling our obligations under large high margin contracts and our CLASSIC Memory Macro projects. This cost reduction was partially offset by stock-based compensation expense of $127,000 recorded under SFAS 123(R). In addition, pre-production prepaid royalties included in licensing revenue contributed to an increased gross profit as a percentage of total revenue.  Royalties, which have no associated cost, represented a lower percentage of total revenue and had a less favorable impact on gross margin in the nine months ended 2006 as compared to the same period in 2005.

Research and Development.  Research and development expenses increased to $6.1 million in the nine months ended September 30, 2006 from $4.3 million in the same period of 2005. The increase was mainly attributable to stock-based compensation expense of $741,000 recorded under SFAS 123(R), an expense accrual for a government mandated severance pay program offered at a foreign subsidiary recorded in the second quarter of 2006, and engineering costs related to our CLASSIC Memory Macro and higher margin projects, which are allocated primarily to research and development instead of cost of revenue.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $8.8 million in the first nine months of 2006 from $7.4 million in same period of 2005.  The increase was primarily due to stock-based compensation expense of $1.1 million recorded under SFAS 123(R), higher employee related expenses and higher legal expenses related to the UniRAM litigation. Legal expenses related to the UniRAM litigation were $1.4 million in the first nine months of 2006 compared to $1.2 million in the same period in 2005.

  Litigation Settlement. Litigation settlement reflected one time settlement charge of $2.4 million related to the settlement agreement we entered into with UniRAM on October 24, 2006.

Interest, Other Income and Expenses.  Interest, other income and expenses increased to $2.4 million in the first nine months of 2006 from $1.8 million in the same period of 2005 due primarily to higher interest rates offset by the charge of $347,000 recorded in the first quarter of 2006 related to the reimbursement of withholding taxes paid by Japanese customers on our behalf.

Provision for Income Taxes. A provision for income taxes of $36,000 and $33,000 was recorded in the first nine months of 2006 and the same period of 2005, respectively.  The effective income tax rate was (0.6%) and (2%) for the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2006, we had cash, cash equivalents, short-term and long-term investments of $87.1 million. As of the same date, we had total working capital of $81.0 million. Our primary capital requirements are to fund working capital needs.

Net cash used in operating activities was $1.7 million in the first nine months of 2006 compared to $2.3 million in the corresponding period of 2005.  Net cash used in operating activities in the nine months of 2006 primarily consisted of the net loss of $5.9 million offset by the accrued litigation settlement and the non-cash impact of stock-based compensation under SFAS 123 (R). Net cash used in operating activities in the first nine months of 2005 primarily consisted of the net loss of $1.9 million, higher unbilled contract receivable as revenue recognized exceeded the amount of billings to customers, decreased accrued expenses and other liabilities offset by the non-cash impact of depreciation and amortization expense and lower prepaid expenses and other assets.

Net cash used in investing activities was approximately $3.9 million in the first nine months of 2006 compared to approximately $23.2 million in the same period of 2005. Net cash used in investing activities in the first nine months of 2006 and 2005 mainly reflected the additional purchase of marketable securities of $3.8 million and $22.2 million, respectively, net of proceeds from dispositions of short term and long term investment securities.

Net cash provided by financing activities was $2.6 million in the first nine months of 2006 compared to $752,000 in the same period of 2005 as stock option exercise proceeds increased in the first nine months of 2006.

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

Lease Commitments and Off Balance Sheet Financing

As of September 30, 2006, we had $1.9 million of total future net lease commitments compared to $2.5 million in the same period in 2005. The following table identifies our contractual obligations as of September 30, 2006 that will impact our liquidity and cash flow in future periods  (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years

Minimum Lease Commitments	$2,130	$840	$1,290	$—
Sublease Income	184	123	61	—
Net Lease Commitments	$1,946	$717	$1,229	$—

We did not have any unconditional purchase obligations as of September 30, 2006.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, auction rate securities, corporate-backed debt obligations and mortgage-backed government obligations. The portfolio dollar-weighted average maturity of these investments is within twelve months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $80.9 million as of September 30, 2006 and earn an average interest rate of approximately 4.4% during the first nine months of 2006, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

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

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the third quarter of 2006, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our litigation settlement with UniRAM Technology, Inc. are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note 8. Subsequent Event.”

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended September 30, 2006, Fujitsu represented 68% of total revenue. For the three months ended September 30, 2005, Fujitsu and NEC represented 45% and 17% of total revenue, respectively. For the nine months ended September 30, 2006, Fujitsu and NEC represented 37% and 14% of total revenue, respectively. For the first nine months of 2005, NEC and Fujitsu represented 36% and 20% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Furthermore, our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue came from the licenses for integrated circuits used by Nintendo in its Gamecube®. Royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented 5% and 14% of total revenue in the third quarter and first nine months of 2005, respectively. However, in the third quarter and first nine months of 2006, royalties earned from the production of Gamecube chips incorporating our 1T-SRAM technology represented only 3% of total revenue as the Gamecube video game is approaching the end of its product life cycle. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot assure you that Nintendo’s sales of products incorporating our technology will increase beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of September 30, 2006, two customers represented 42% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Any claim that our products or technology infringe third-party intellectual property rights could increase our costs of operation and distract management and could result in expensive settlement costs or the discontinuance of our technology licensing or product offerings.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in often protracted and expensive litigation.  For example, on March 31, 2004, we were sued by UniRAM Technology, Inc. in United States District Court for the Northern District of California based on claims of patent infringement and misappropriation of trade secrets that were allegedly disclosed by UniRAM to TSMC, which allegedly improperly provided them to us.  In October 2006, we settled this litigation with a payment of $2.4 million to UniRAM, which we accrued as litigation settlement expense for the three months ended September 30, 2006.  In addition, since the inception of that lawsuit our total expenses related to it were $3.8 million.  Our licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights owned by others.  Litigation against us, particularly patent litigation such as the UniRAM suit, can result in significant expense and divert the efforts of our technical and management personnel, whether or not the litigation has merit or results in a determination adverse to us.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Securities and Exchange Commission declared the Company’s first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-43122) relating to the Company’s initial public offering of its common stock, effective on September 27, 2001. The Company realized approximately $51.5 million after offering expenses. To date, the Company has not used any of the net proceeds of the offering.

ITEM 6.                    Exhibits

(a)   Exhibits

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2006

/s/ Chester J. Silvestri
Chester J. Silvestri
Chief Executive Officer and President

Dated: November 7, 2006

/s/ James R. Pekarsky
James R. Pekarsky
Vice President of Finance and Administration and Chief Financial Officer