Form 10-K
period 2006-12-31
MoSys, Inc.
filed 2007-03-13
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2006 or

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

(408) 731-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Global Market of the NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

Series AA Preferred Stock, par value $0.01 per share	None
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2006 was approximately $226,308,485 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. As of March 1, 2007, 31,665,476 shares of the registrant’s common stock, $0.01 per value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2007 Annual Meeting of Stockholders to be held on or about May 25, 2007 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

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

MoSys®, MultiBank®, 1T-SRAM®, 1T-SRAM-R®, 1T-SRAM-M®, and 1T-SRAM-Q® are our trademarks. Product names, trade names and trademarks of other companies are also referred to in this report.

Item 1.                        Business

Company Overview

We design, develop, market and license memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, that offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed memory on complex integrated circuits, such as system-on-chips (SoCs). We have also in the past sold memory chips based on our 1T-SRAM technologies, but in 2004, we ceased actively selling them. We do not expect to make and sell memory chips in the future.

Using elements of our existing memory technology as a foundation, we completed development of the first memory chips incorporating our 1T-SRAM technologies in the fourth quarter of 1998. We signed our first license agreement related to our 1T-SRAM technologies at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technologies for the first time in the first quarter of 2000. Since then, we have introduced improved and enhanced versions of our technology, such as 1T-SRAM-R, 1T-SRAM-M, and 1T-SRAM-Q.

We generate revenue from licensing our memory technologies, which revenue consists of licensing revenues, customization services, maintenance and support fees and royalties. Royalty revenues are earned under each of our license agreements when our licensees manufacture or sell products that incorporate any of our 1T-SRAM technologies and report the results to us. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from six to twelve months, depending on the complexity of the proposed project and degree of customization required.

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

Industry Background

Trends in the Semiconductor Industry

The personal computer, wireless communications, networking equipment and consumer electronics markets are characterized by intensifying competition, rapid innovation, increasing performance requirements and continuing cost pressures. To manufacture electronic products that achieve optimal performance and cost levels, semiconductor companies must produce integrated circuits that offer higher performance, greater functionality and lower cost.

Two important measures of performance are speed and power consumption. Higher-speed integrated circuits allow electronic products to operate faster, enabling the performance of more functions. Reducing the power consumption of integrated circuits contributes to increased battery life and reduced heat and electro magnetic field (EMF) generation in electronic products. Reduced power consumption also enables integrated circuit designers to overcome costly design hurdles, such as meeting the thermal limitations of low-cost packaging materials.

In addition to offering high-performance products, semiconductor companies must produce integrated circuits that are cost effective. High-density integrated circuits require less silicon, thus reducing their size and cost. Cost reductions also can be achieved by simplifying the integrated circuit’s manufacturing process and improving the manufacturing yield.

To avoid the high cost of substantial redesign, semiconductor companies typically use technology that is scalable, which means it can be readily incorporated into multiple generations of manufacturing process technologies. Process technology generations are distinguished in terms of the dimension of the integrated circuit’s smallest topographical features, as measured in microns (one millionth of a meter) or nanometers (one billionth of a meter). The semiconductor industry has continuously developed advanced process technologies that enable the reduction of silicon area on integrated circuits and consequently lower costs. Today, the industry is predominantly using 0.13-micron, 0.15-micron, and 90 nanometers (nm) manufacturing process technologies. However, new designs are now being implemented in 65nm with even smaller manufacturing process technologies anticipated in the near future.

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

Importance of Embedded Memory

Historically, semiconductor companies implemented memory in separate integrated circuits. Rather than using separate memory chips, many semiconductor companies today are embedding memory on highly integrated circuits in order to optimize performance and power consumption. At the same time, the increasing sophistication of electronic products is driving a rapid increase in the amount of memory required. The amount of area comprised of embedded memory on a SoC is continuing to grow due to increasing complexity of applications requiring more data and program code and system price and size constraints which dictate that more information be stored in local memories on the chip rather than in discrete memory chips.

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

To overcome the density limitations of traditional SRAM, some SoC manufacturers have utilized embedded dynamic random access memory, or embedded DRAM. While embedded DRAM is denser than traditional SRAM, it is dramatically slower. Manufacturing embedded DRAM also requires additional process steps and results in lower yields, which translate into increased manufacturing time and cost. Additionally, because of its complex interface requirements, embedded DRAM is more difficult to incorporate on integrated circuits, leading to a higher risk of failure. As integrated circuit designers have experimented with embedded DRAM, they have discovered that these limitations of embedded DRAM preclude its use in most applications. Therefore, traditional SRAM continues to be the most widely used technology for embedded memory. One of the major challenges for the semiconductor industry today is to find an embedded memory solution that combines high density, low power consumption, high speed and low cost.

Our Solution

Our innovative 1T-SRAM technologies provide major advantages over traditional SRAM in density, power consumption and cost, thus making it more economical for designers to incorporate large amounts of embedded memory in their designs. In addition, our 1T-SRAM technologies offer all the benefits of traditional SRAM, such as high speed, simple interface and ease of manufacturability. Its core circuitry is already production proven in millions of memory chips and offers integrated circuit designers the following characteristics compared to traditional SRAM:

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

Manufacturing Process Independence

We have been able to implement our technology without requiring the manufacturer to make any significant changes to either standard logic or alternative manufacturing processes. 1T-SRAM’s portability, or the ease with which it can be implemented in different semiconductor manufacturing facilities, has been proven operational in the fabrication of chips at the world’s largest independent foundries, including Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, United Microelectronics Corporation, or UMC, Chartered Semiconductor Manufacturing Ltd., or Chartered, and Semiconductor Manufacturing International Corporation, or SMIC. It has also been proven in the manufacturing processes of integrated device manufacturers, or IDM’s, such as Fujitsu Limited and NEC Electronics. 1T-SRAM’s scalability, or the ease with which it can be implemented in different generations of manufacturing processes, has already been demonstrated in the fabrication of chips in 0.25-micron, 0.18-micron, 0.15-micron, 0.13-micron and 90nm process generations, without extensive modifications. We expect our technology to continue to scale readily to future process generations. This portability and scalability provides for wide availability, inexpensive implementation and quick product time to market for our licensees.

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

Work Closely with Semiconductor Companies and Foundries to Deliver Optimal Technology Solutions

We work closely with semiconductor companies and foundries to gain broad and detailed insight into their and their customers’ current and next-generation technology requirements. This insight helps us identify trends and focus our development efforts on optimizing our technology solution, resulting in shorter product time to market and lower costs. We plan to continue to qualify and license our technology with the leading IDM’s and foundries in order to provide a wide range of manufacturing choices for our customers.

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

In addition, we have developed new generations of our 1T-SRAM technologies, including the 90nm and 65nm manufacturing process. We intend to continue to develop our technologies for future process generations such as 45nm and beyond.

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

Project Licenses

We form product development and licensing relationships directly with semiconductor companies. In these relationships, the prospective licensee’s implementation of our 1T-SRAM technologies typically includes customized development. Usually, these relationships involve both engineering work to implement our technology in the specified product and licensing the technology for manufacture and sale of the product. Although the precise terms contained in our 1T-SRAM macro development and license agreements vary, every agreement provides for the payment of contract fees to us at the beginning of the contract and the joint development of specifications and initial product design and engineering. Contract fees include licensing fees, development fees for customizations based on the achievement of specified development milestones and royalties. The vast majority of our contracts allow billing between milestones based on work performed. If we perform the contracted services, usually the licensee is obligated to pay the license fees even if the licensee cancels the project prior to completion. The agreements often also provide for the payment of additional contract fees if we provide engineering or manufacturing support services related to the manufacture of the product. Provisions in all of our license agreements require the payment of royalties to us based on the future sale or manufacture of products utilizing our 1T-SRAM technologies. Generally, our licenses grant rights on a non-exclusive, non-transferable basis, limited to the use of our technology as modified for the project covered by the license agreement. Our license agreements generally have a fixed five-year term and are subject to renewal. Each new project requires a separate agreement or an addendum to modify an existing agreement.

We have license agreements with many companies, including, but not limited to, Agere Systems, Inc., Agilent Technologies, Analog Devices, Inc., Broadcom Corporation, eSilicon Corporation, Fujitsu Limited, Hitachi, Ltd., Kawasaki Micoroelectronics, Inc., LG Electronics, Inc., LSI Logic Corporation, Marvell Semiconductor, Inc., Matsushita Communication Industrial Co., Ltd., National Semiconductor Corporation, NEC Electronics Corporation, Nexuschips Co. Ltd., Open-Silicon, Inc., Philips Semiconductors, Inc., Pixelworks, Inc., Pixim, Inc., Progate Group Corporation, SMIC, Sanyo Electric Co., Ltd., Sony Corporation, TSMC, UMC, Via Technologies, Inc., and Yamaha Corporation.

Joint Marketing Arrangements

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

Design Licenses

We offer directly to our licensees customized 1T-SRAM memory designs to meet their specific design parameters. We also offer a variety of options for optimizing the design specification in order to improve performance and cost effectiveness.

Companies also can license standard 1T-SRAM off-the-shelf memory designs from us, known as CLASSIC Macros. These readily available pre-qualified standard memory designs can assist the licensee in getting its SoC quickly to market.

Technology Licenses

We also offer our technology to semiconductor companies and foundries through 1T-SRAM technology license agreements, under which we grant the licensee the additional right to create and modify 1T-SRAM designs to offer to its own customers. The contract fees associated with these arrangements require the licensee to pay us to port our technology to its manufacturing process and develop a template design that the licensee will be able to use to generate future designs. These agreements also may obligate the licensee to pay contract fees upon the achievement of specified development milestones and may provide for the payment of additional contract fees for engineering or manufacturing support services. Royalties are payable based on the future sale or manufacture of products utilizing our 1T-SRAM technologies. The licenses are non-exclusive and non-transferable and authorize the licensee to modify designs for its customers from the template design that we provide under the agreement. Typically, the template design applies only to a specified manufacturing process generation. The licensee may add future process generations to the license agreement for additional contract fees.

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

MultiBank Technology

The high speed and low power consumption of 1T-SRAM are enabled by our MultiBank technology, as illustrated below. This technology efficiently partitions the memory into many, typically hundreds, of fast, small sub-blocks of memory, or banks, that can operate independently over high-speed data buses. Only one small bank containing the required memory data must be active for each access to the memory. Therefore, the remaining banks can stay in a low-power, standby mode, reducing the overall power consumption of the memory.

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

Leakage Suppression Circuitry

Our unique patented architecture, circuits and proprietary design techniques that manage process leakage allow MoSys 1T-SRAM technologies to be manufactured on any complementary metal—oxide—semiconductor (CMOS) process, including generic application-specific integrated circuit (ASIC) processes, thus removing the need for complicated embedded memory process development.

TEC® Error Correction Circuitry

We offer our 1T-SRAM technologies with embedded error correction circuitry for higher reliability and quality. This circuitry automatically corrects memory errors during operation, including soft errors caused by high-energy particles, and eliminates the need for laser repair in manufacturing test. This is accomplished without adding any additional silicon area or cost. The TEC® Error Correction Circuitry is currently incorporated into all of our designs.

1T-Q® Folded Area Capacitor (FAC)

Using an innovative capacitor technology called Folded Area Capacitor (FAC), we can provide our licensees with a very high-density memory solution. Requiring only two additional non-critical masks during the manufacturing process, with 1T-Q® Folded Area Capacitor our 1T-SRAM products can achieve densities up to four times that of traditional SRAM and twice the density of the original version of our technology.

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

Research and Development

Our ability to compete in the future depends on improving our technology to meet the market’s increasing demand for higher performance and lower cost requirements. We have assembled a team of highly skilled engineers whose activities are focused on developing even higher-density, lower-power consumption, higher-speed and lower-cost 1T-SRAM designs. We expect to continue to focus our research and development efforts on extending our 1T-SRAM technologies to the 65nm process geometry and developing new memory technologies, such as a flash memory version of our 1T-SRAM technology. We also intend to continue our focus on porting our technology to additional semiconductor manufacturing facilities and scaling our technology to new generations of manufacturing process technologies.

As of December 31, 2006, we employed 56 engineers, representing 70% of our employees, with specific expertise in circuit design, layout and a variety of manufacturing processes. Effective November 10, 2004, we closed the ATMOS’ research and development facility and terminated the employment of approximately 20 employees of ATMOS. We have a design center in Seoul, South Korea where 11 of our engineers reside. For the years ended December 31, 2006, 2005, and 2004, research and development expenditures totaled approximately $8.2 million, $5.8 million, and $8.1 million, respectively.

Sales and Marketing

As of December 31, 2006, we had 13 sales and marketing personnel, representing 16% of our employees, managing our licensing activities. We have 10 sales and marketing personnel in the United States who are responsible for licensing activities in North America, Asia and Europe. Two sales personnel are located in Yokohama, Japan and one is located in Seoul, South Korea. The sales personnel manage the negotiation of license agreements, provide technical support during the sales cycle to licensees and administer the contracts. Effective September 30, 2006, we closed our office in Sophia-Antipolis, France and terminated two sales personnel there.

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

Intellectual Property

We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights. As of December 31, 2006, we held 82 U.S. patents on various aspects of our technology, with expiration dates ranging from 2011 to 2023. These 82 patents include claims relating to multibank partitioning, 1T-SRAM internal operation and circuit techniques, high-speed operation techniques, 1T-SRAM refresh management techniques and the interface of embedded 1T-SRAM storage cells in logic processes. We currently have 15 pending U.S. patent applications for which we have not yet received any notices of allowance. We also hold 52 foreign patents with expiration dates ranging from 2012 to 2022, and we have 20 pending foreign patent applications. There can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us, or that we will be able to enforce our patents against infringement.

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

•       interface requirements;

•       the ease with which technology can be customized for and incorporated into customers’ products; and

•       level of technical support provided.

We believe that our 1T-SRAM technologies offer a high degree of overall performance improvement over traditional SRAM. We have designed the circuitry of our 1T-SRAM technologies so that our licensees can manufacture it in standard logic process, as well as other widely used embedded memory processes. Semiconductor companies may satisfy their embedded memory needs through traditional SRAM and embedded DRAM, however. Traditional SRAM relies on publicly available process technology and circuit designs, which semiconductor companies can build internally or acquire through a license from a third party provider, without paying a royalty to us. This is currently the preferred choice for embedded memory solutions in SoCs requiring less density. Companies providing traditional SRAM embedded memories include ARM Holdings PLC and Virage Logic. Embedded DRAM is primarily offered by current or former DRAM suppliers, who utilize their own manufacturing process to compete in the semiconductor foundry business. Suppliers of embedded DRAM include substantial competitors such as Toshiba Ltd. and IBM, among others. Although each of these two embedded DRAM suppliers has experienced some success in obtaining new customers for its technology, we believe that many semiconductor companies using embedded memory may prefer to license our technology instead of implementing either of these alternatives because of 1T-SRAM’s overall advantages.

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

Employees

As of December 31, 2006, we had 80 full-time employees, consisting of 56 in research and development and engineering, 13 in sales and marketing and 11 in finance and administration. We believe our future success depends, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for whom competition is intense. Our employees are not represented by any collective bargaining unit, and we have not experienced any work stoppage. We believe that our employee relations are good.

Available Information

Our website address is www.mosys.com. The information in our website is not incorporated by reference into this report. Through a link on the Investor section of our website, we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Executive Officers

The names of the Company’s executive officers and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Chester J. Silvestri	58	Chief Executive Officer and Director
James R. Pekarsky	47	Vice President of Finance and Administration and Chief Financial Officer
Wingyu Leung	52	Executive Vice President, Chief Technical Officer and Director
Raj Singh	51	Vice President of Marketing and Business Development and Worldwide Sales

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

James R. Pekarsky,   Mr. Pekarsky became our Vice President of Finance and Administration and Chief Financial Officer on March 20, 2006. Prior to joining the Company, Mr. Pekarsky served as Chief Financial Officer of AccelChip, which was acquired by Xilinx in January 2006, from November 2003 until January 2006. Prior to joining AccelChip, Mr. Pekarsky served as CFO of Virage Logic from May 1999 to November 2003. His prior positions include Director and General Manager at Mentor Graphics from January 1997 to May 1999, including its Emulation Division in Paris, France and Embedded Software Division in San Jose, California. Before joining Mentor Graphics, Mr. Pekarsky held senior management positions in finance and operations at Advanced Molecular Systems, Sclavo Diagnostics, a clinical diagnostic company in Milan, Italy, and Bio-Rad Laboratories. Mr. Pekarsky received a bachelor of science in Accounting from Indiana University of Pennsylvania and an MBA in Finance from Golden Gate University.

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

Raj Singh,   Mr. Singh became our Vice President of Marketing and Business Development on October 6, 2006. Prior to joining the Company, Mr. Singh held a position from Synfora, a privately held electronic design automation (EDA) company where he was the Vice President of Sales and Marketing until December 2005. Prior to joining Synfora he served as the Vice President of Worldwide Sales of Virage Logic for three years. Before joining Virage Logic, Mr. Singh was the Executive Vice President and General Manager at 3Dlabs until its acquisition by Creative Technology in 2002. Before joining 3Dlabs, Mr. Singh spent five years with Dupont, where he was the Business Manager and, most recently, Vice President of Dupont Pixel operation. Mr. Singh graduated with honors from Kings College, Aberdeen, University of Scotland, receiving a combined masters degree in English Literature.

Item 1A.                  Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends upon the semiconductor market’s acceptance of our 1T-SRAM technologies.

The future prospects of our business depend on the acceptance by our target markets of our 1T-SRAM technologies for embedded memory applications and any future technology we might develop. We have not achieved substantial or rapid growth in 1T-SRAM technology licensing revenue from 2003-2006 and cannot be assured of realizing such growth in the future. Our technology is intended to allow our licensees to develop embedded memory integrated circuits to replace other embedded memory technology with different cost and performance parameters. Our 1T-SRAM technologies utilize fundamentally different internal circuitry that is not widely known in the semiconductor industry. Therefore, one of our principal challenges, which we might fail to meet, is to convince a substantial percentage of SoC designers to adopt our technology instead of other memory solutions, which may have proven effective in their products. Failure to meet this challenge is likely to adversely affect our revenues, net income and cash flows and depress the trading price of our common stock.

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

We cannot be certain that the market for SoCs will continue to develop or grow at a rate sufficient to support our business, or that if such growth does occur, that it will lead to significant growth in our business. SoC providers depend on the demand for products requiring SoCs, such as cellular phones, game consoles, PDAs, digital cameras, DVD players and digital media players to name a few. The demand for such products is uncertain and difficult to predict and depends on factors beyond our control. If the market fails to grow or develops more slowly than expected, our business will suffer.

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

In addition, any failure to meet our customers’ timetables, as well as the agreed upon technical specifications of our customized memory technology could lead to the failure to collect, or a delay in collecting royalties and licensing fee payments from our licensees, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results. Furthermore, a customer may assert that we are responsible for delays and cost overruns and demand reimbursement for some of its costs, which we may elect to reimburse in whole or in part in order to address the customer’s concerns. For example, in 2004, we reduced revenue by $450,000 for a reimbursement to a customer for excess verification costs incurred by the customer. In 2005, we also settled with one of our licensees for the amount of $375,000 related to a claim made for excess verification costs incurred by the licensee. In 2006, no reimbursement of licensee costs was incurred.

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

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose and fail to replace this revenue.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2006, our two largest customers, NEC and Fujitsu represented 27% and 25% of total revenue, respectively. For the year ended December 31, 2005, our two largest customers, NEC and Fujitsu represented 35% and 17% of total revenue, respectively. For the year ended December 31, 2004, our three largest customers NEC, Fujitsu and Marvell represented 19%, 17% and 11% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2006, 2005 and 2004 has come from the licenses for integrated circuits used by Nintendo. Royalties earned from the production of Nintendo gaming devices incorporating our 1T-SRAM technology represented 16%, 14%, and 15% of total revenue in the 2006, 2005 and 2004, respectively. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot assure you that Nintendo’s sales of products incorporating our technology will increase beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2006, one customer represented 89% of total trade receivables. Although trade receivables from this customer were subsequently collected, our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

Part of our marketing strategy relies upon our relationships and agreements with semiconductor foundries, such as TSMC, UMC, Chartered, and SMIC among others. These foundries have existing relationships, and continually seek new relationships, with companies in the markets we target, and they have agreed to utilize these relationships to introduce our technology to potential licensees. If we fail to maintain and expand our current relationships with these foundries, we might fail to achieve anticipated growth. Our relationship with these foundries is not exclusive, and they are free to promote or develop other embedded memory technologies, including their own. The foundries’ promotions of alternative technologies reduce the size of our potential market and may adversely affect our revenues and operating results.

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

There exists significant competition in the market for embedded memory technologies. Our licensees and prospective licensees can meet their need for embedded memory by using traditional memory solutions with different cost and performance parameters, which they may internally develop or acquire from third-party vendors. In the recent years, the demand for applications for which our 1T-SRAM technologies provide distinct advantages has not experienced significant growth. If alternative technologies are developed that provide comparable system performance at lower cost than our 1T-SRAM technologies for certain applications and/or do not require the payment of comparable royalties, or if the industry generally demonstrates a preference for applications for which our 1T-SRAM technologies do not offer significant advantages, our ability to realize revenue from our 1T-SRAM technologies could be impaired.

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

•       implement our technology at future manufacturing process generations; and

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

Any claim that our products or technology infringe third-party intellectual property rights could increase our costs of operation and distract management and could result in expensive settlement costs or the discontinuance of our technology licensing or product offerings. In addition, we may incur substantial litigation expense, which would adversely affect our profitability.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in often protracted and expensive litigation. For example, on March 31, 2004, we were sued by UniRAM Technology, Inc. in United States District Court for the Northern District of California based on claims of patent infringement and misappropriation of trade secrets that were allegedly disclosed by UniRAM to TSMC, which allegedly improperly provided them to us. In October 2006, we settled this litigation with a payment of $2.4 million to UniRAM, which we paid in full in the fourth quarter of 2006. Since the inception of that lawsuit, our total expenses related to it were $4.0 million. Our licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights owned by others. Litigation against us, particularly patent litigation such as the UniRAM suit, can result in significant expense and divert the efforts of our technical and management personnel, whether or not the litigation has merit or results in a determination adverse to us.

Royalty amounts owed to us might be difficult to verify, and we might find it difficult, expensive and time-consuming to enforce our license agreements.

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and generally report this data to us after the end of each quarter. Though our standard license terms give us the right to audit the books and records of any licensee to attempt to verify the information provided to us in these reports, an audit of a licensee’s records can be expensive and time consuming, and potentially detrimental to the business relationship. A failure to fully enforce the royalty provisions of our license agreements could cause our revenue to decrease and impede our ability to maintain profitability.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2006, we held 82 patents in the United States, which expire at various times from 2011 to 2023, and 52 corresponding foreign patents. In addition, as of December 31, 2006, we had 15 patent applications pending in the United States and 20 pending foreign application, and we have not received any notices of allowance with respect to these applications. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

The discovery of defects in our technology could expose us to liability for damages.

The discovery of a defect in our 1T-SRAM technology could lead our licensees to seek damages from us. Our standard license terms include provisions waiving implied warranties regarding our technology and limiting our liability to our licensees. We cannot be certain, however, that the waivers or limitations of liability contained in our license contracts will be enforceable.

Our failure to manage the expansion of our operations could reduce our potential revenue and threaten our future profitability.

The size of our company has increased substantially as we grew from 43 employees in January 2001 to 80 employees in December 2006. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to—

•       implement and manage new marketing channels to penetrate different and broader markets for our 1T-SRAM technologies;

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

We cannot assure you that there will continue to be an active trading market for our common stock. Recently, the stock market, as well as our common stock, has experienced significant price and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline. In the past we have announced share repurchase programs approved by our board of directors and might adopt such repurchase programs from time to time. Any such share repurchases could impact the price of our common stock and increase volatility.

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

Sales of a substantial number of shares of common stock in the public market could adversely affect the market price of the common stock prevailing from time to time. From time to time members of our board of directors and management may implement safe harbor stock trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. Pre-designated trading under such plans may cause unexpected declines in the market price of our common stock. In addition, subject to compliance with applicable securities laws and our insider trading policies, each of our directors and executive officers may sell shares of common stock from time to time.

Item 1B.                  Unresolved Staff Comments

None.

Item 2.                          Properties

Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in Sunnyvale, California. We currently occupy approximately 26,000 square feet of space in the Sunnyvale facility, the lease for which extends through June 2010. We have leased approximately 19,000 square feet of space in Ontario, Canada for our research and development facility. The lease expires at the end of April 2008. In connection with the closure of ATMOS’ operation, in July 2005, we signed an agreement to sublease the ATMOS facility, which we occupy under long-term leases in Canada. The sublease expires at the end of April 2008. We have leased approximately 3,700 square feet of space in Seoul, South Korea for our engineering design center. This lease expires at the end of April 2008. In December 2006, we signed a new lease agreement for our sales office in Japan. Under the new lease agreement, we occupy approximately 1,200 square feet of space in Tokyo, Japan. This lease expires in December 2008. Effective September 30, 2006, we closed our office located in Sophia-Antipolis,

France, thus, we no longer have a facility there. We believe that our existing facilities are adequate to meet our current needs.

Item 3.                          Legal Proceedings

On March 31, 2004, UniRAM Technology, Inc. filed a complaint against us in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. UniRAM’s complaint asserts that it provided trade secret information to TSMC in 1996-97 and speculated that we improperly obtained unspecified trade secrets of UniRAM from TSMC in an unknown manner. Subsequent to March 31, 2004, UniRAM amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims for one of the two patents identified in the initial complaint. On October 24, 2006, we entered into a settlement agreement with UniRAM under which we and UniRAM agreed to dismiss all outstanding claims and counterclaims with prejudice, and we paid UniRAM $2.4 million and received a complete release of all claims as well as a future fully paid license for ourselves and all of our licensees with respect to UniRAM’s relevant intellectual property.

From time to time we may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report. The 2007 Annual Meeting of Stockholders will be held at 9:30 a.m., local time, on or about May 25, 2007, at our principal executive office located at 755 North Mathilda Avenue, Sunnyvale, California 94085.

Part II

Item 5.                          Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Global Market of the NASDAQ Stock Market under the symbol MOSY and prior to August 1, 2006 was quoted on the NASDAQ National Market. The following table sets forth the range of high and low sales prices of our common stock for each period indicated. We had 33 shareholders of record as of March 1, 2007.

Quarter ended	High	Low
December 31, 2006	$9.81	$6.44
September 30, 2006	$8.20	$5.65
June 30, 2006*	$9.30	$7.57
March 31, 2006*	$8.86	$5.32
December 31, 2005*	$6.22	$4.99
September 30, 2005*	$5.66	$4.60
June 30, 2005*	$6.18	$4.83
March 31, 2005*	$6.42	$5.44

*                    As quoted on the NASDAQ National Market

Dividend Policy

We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 29, 2005, we announced a repurchase program for up to $20 million of outstanding common stock over the next 12 months. No shares were repurchased under the program, which expired on April 29, 2006.

Stock Performance Graph

The following graph compares cumulative total stockholder return on the Company’s common stock with that of the S&P 500 Index and the S&P Technology Sector Index for the period 2001 through 2006. The comparison assumes that $100 was invested on December 31, 2001 in the Company’s common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Technology Sector Index.

The comparisons shown in the graph below are based upon historical data, and the Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock. Information used in the graph was obtained from Standard and Poor’s website, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Comparison of Five-Year Cumulative Total Return

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
MOSYS, INC.	100.00	58.64	41.60	30.24	26.70	44.90
S & P 500	100.00	76.63	96.85	105.56	108.73	123.54
S & P TECHNOLOGY SECTOR	100.00	62.43	91.48	93.44	93.79	101.01

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

Securities Authorized for Issuance under Equity Compensation Plan

See Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.                          Selected Financial Data

The selected financial data presented below are derived from our consolidated financial statements. The selected financial data should be read in conjunction with our financial statements and notes related to those statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year Ended December 31,
	2006*	2005*	2004*	2003	2002
	(In thousands, except per share data)
Net revenue:
Product	$—	$10	$952	$1,904	$2,924
Licensing	9,096	7,725	4,544	10,418	10,523
Royalty	5,813	4,547	5,325	6,911	14,344
Total net revenue	14,909	12,282	10,821	19,233	27,791
Cost of net revenue:
Product	—	—	655	1,217	1,668
Licensing	1,498	1,986	1,613	1,970	1,730
Total cost of net revenue	1,498	1,986	2,268	3,187	3,398
Gross profit	13,411	10,296	8,553	16,046	24,393
Operating expenses:
Research and development	8,156	5,839	8,096	8,741	6,926
Selling, general and administrative	11,370	9,922	13,331	6,432	5,266
Litigation settlement	2,400	—	—	—	—
Restructuring expenses	—	119	585	—	—
Total operating expenses	21,926	15,880	22,012	15,173	12,192
Income (loss) from operations	(8,515)	(5,584)	(13,459)	873	12,201
Interest and other income	3,286	2,591	11,578	1,914	1,539
Income (loss) before income taxes	(5,229)	(2,993)	(1,881)	2,787	13,740
Income tax benefit (provision)	(109)	11	(26)	(279)	(1,373)
Net income (loss)	$(5,338)	$(2,982)	$(1,907)	$2,508	$12,367
Net income (loss) per share:
Basic	$(0.17)	$(0.10)	$(0.06)	$0.08	$0.41
Diluted	$(0.17)	$(0.10)	$(0.06)	$0.08	$0.40
Shares used in computing net income (loss) per share:
Basic	31,298	30,534	30,750	30,504	29,902
Diluted	31,298	30,534	30,750	30,998	31,275
Allocation of stock-based compensation to cost of net revenue and operating expenses:
Cost of net revenue	$225	$—	$—	$—	$—
Research and development	993	—	44	148	340
Selling, general and administrative	1,528	36	24	311	316
	$2,746	$36	$68	$459	$656

	Year Ended December 31,
	2006*	2005*	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments and auction rate securities	$81,807	$68,650	$62,349	$41,365	$68,433
Working capital	84,698	68,179	62,535	44,426	71,213
Total assets	103,760	103,637	104,582	106,892	103,090
Deferred revenue	619	1,309	501	506	1,779
Long-term obligations	54	196	239	13	25
Stockholders’ equity	100,915	99,332	100,408	103,511	98,697
Cash dividend	—	—	—	—	—

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

We generate revenue from licensing our memory technologies, which revenue consists of licensing revenues, customization services, maintenance and support fees and royalties. Royalty revenues are earned under each of our license agreements when our licensees manufacture or sell products that incorporate any of our 1T-SRAM technologies and report the results to us. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our 1T-SRAM technologies, to run from 18 to 24 months after the commencement of the project. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from six to 12 months, depending on the complexity of the proposed project and degree of customization required.

In 2005, we began delivering our new family of 1T-SRAM CLASSIC Memory Macro products to licensees. These macros are silicon-proven, high-density solutions offering customers rapid memory block integration into their SoC designs. They are pre-configured and require minimal additional customization, and we believe they will enable us to increase our penetration of the market for very dense, low power, high speed embedded memory applications.

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

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer for embedding our memory technology into its product. For some customers, we also provide engineering support services to assist in the initial production of products utilizing the licensed 1T-SRAM technologies. License fees generally range from $100,000 to several million dollars per contract, depending on the scope and complexity of the development project, and the extent of the licensee’s rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow billing between milestones based on work performed. Fees billed prior to revenue recognition are recorded as deferred revenue.

For license agreements that do not require significant development, modification or customization, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, fees are fixed or determinable and collectibility is probable. If any of these criteria is not met, we defer recognizing the revenue until such time as all criteria are met. For license agreements where  a license is granted and  no other deliverables are required, revenues are recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable and collectibility is probable. However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize revenue over the period in which the contract services are performed under the percentage of completion accounting method. We use actual direct labor hours incurred to measure progress towards completion. We periodically evaluate the actual status of each project to determine whether the estimates to complete each contract remain accurate and update our estimated costs to complete as necessary. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period. If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $360,000 and $368,000 as of December 31, 2006 and 2005, respectively. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of all revenue and related direct costs until all deliverables are met and recognize revenue under the completed contract accounting method.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for more than six months, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. In 2006, we recognized $225,000 of licensing revenue from cancelled contracts, compared to $240,000 in 2005 and none in 2004.

Royalty.   Each of our license agreements provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our license agreements generally require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs.

As with our licensing revenues, the timing and level of royalties are difficult to predict. They depend on the licensee’s ability to market, produce and sell products incorporating our technology. Many of the products of our licensees that are currently subject to licenses from us are consumer products, such as electronic game consoles, for which demand can be seasonal and generally highest in the fourth quarter. For a discussion of factors that could contribute to the fluctuation of our revenues, see Part I, Item 1A. “Risk Factors—Our lengthy licensing cycle and our licensees’ lengthy product development cycle will make the operating results of our licensing business difficult to predict,” and “—Anything that negatively affects the businesses of our licensees could negatively impact our revenue.”

Critical Accounting Policies and Estimates

Use of estimates.   Our discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions

We apply estimates and judgments in the following manner:

Licensing Revenue Recognition.   For license agreements that do not require significant development, modification or customization, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, fees are fixed or determinable and collectibility is probable. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. For license agreements, which require no deliverables, revenues are recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable and collectibility is probable. As a consequence, the timing of this revenue recognition depends upon our subjective evaluation of each of these elements.

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

For contracts involving design specifications that we have not met previously, we defer the recognition of revenue until the design meets the contractual design specifications and expense the cost of services as incurred. When we have experience in meeting design specifications but believe that we do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost. For these arrangements, we recognize revenue using the completed contract method. Under the completed contract method, we recognize revenue when we complete the milestones. In 2006 and 2005, none of our license revenue was recognized under the completed contract method.

We also provide support and maintenance under many of our license agreements. Under these arrangements, we provide unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. When we provide a combination of services related to licensing and support and maintenance to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Specifically, we analyze the separate elements to determine if vendor specific objective evidence, or VSOE, exists for the undelivered elements. We believe we have established VSOE for our support and maintenance arrangements. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. Revenue from support and maintenance service represented $287,000 and $512,000 in 2006 and 2005, respectively, and was included in licensing revenue in the statement of operations.

Royalty Revenue Recognition.   Licensing contracts also provide for royalty payments at a stated rate based on actual units produced and/or sold. Licensees generally report the manufacture or sale of products that include our 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. As such, we generally recognize royalties in the quarter in which we receive the licensee’s report. In addition, in the fourth quarter of 2006, we recognized royalty revenue related in the same quarter of 2006 due to a contract amendment with a customer, which enabled us to report royalty revenue one quarter earlier than the previous contract. As a result of this contract amendment, additional royalty revenue representing 30% of total revenue was recognized in the fourth quarter of 2006. In future quarters, we will continue to recognize royalty revenue related to this amendment in the same quarter in which the units are sold. In the first quarter of 2006, we began recognizing two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when we enter into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, payments from these prepaid royalties are non-refundable. Under current contracts, pre-production prepaid royalties are inseparable from our licensing activities. Thus, we include pre-production prepaid royalties in licensing revenue. Post-production prepaid royalties, which are recognized at the time of the billing provided that no future performance obligations exist, are included in royalty revenue.

Deferred tax valuation allowance.   When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 31, 2006, we had a valuation allowance of approximately $12.5 million, of which approximately $5.1 million was attributable to Canadian loss and research and development pool carryforwards, and $6.3 million was attributable to U.S. and state net operating loss and tax credit carryforwards.

Stock-based compensation.   We adopted Financial Accounting Standards Board (FASB) Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) effective January 1, 2006 and selected the modified prospective transition method, which requires us to recognize the fair value of the stock-based compensation in the net income (loss) in the current and future periods and not to restate the impact of the adoption on the prior period financial statements. Upon adoption, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with Statement of Financial Accounting Standard 123 (SFAS 123), “Accounting for Stock-Based Compensation”. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical and implied volatility of our stock price. Based on unvested stock options outstanding as of December 31, 2006, the total compensation costs expected to be recognized over a weighted average period of approximately 2.72 years is approximately $8.1 million. See note 7—Stock-based Compensation in the notes to our consolidated financial statements for more discussion.

Results of Operations

The following discussion compares the historical results of operations based on U.S. generally accepted accounting principles for the years ended December 31, 2006, 2005 and 2004. For these three years, results of operations as a percentage of net revenue were as follows:

	Year Ended December 31,
	2006	2005	2004
Net revenue:
Product	—%	—%	9%
Licensing	61	63	42
Royalty	39	37	49
Total net revenue	100	100	100
Cost of net revenue:
Product	—	—	6
Licensing	10	16	15
Total cost of net revenue	10	16	21
Gross profit	90	84	79
Operating expenses:
Research and development	55	48	75
Selling, general and administrative	76	81	123
Restructuring expenses	—	—	5
Litigation settlement	16	—	—
Total operating expenses	147	129	203
Operating loss	(57)	(45)	(124)
Interest and other income	22	21	106
Income tax benefit (provision)	—	—	—
Net loss	(35)%	(24)%	(18)%

Years Ended December 31, 2006, 2005 and 2004

Revenue.   In 2006, total revenue increased to $14.9 million representing a 21% increase from total revenue in 2005. Licensing revenue increased to $9.1 million in 2006 from $7.7 million in 2005 due to revenue recognized from several significant licensing contracts for our 90nm and 65nm process technology in 2006. Royalty revenue increased to $5.8 million in 2006 from $4.5 million in 2005 primarily due to a contract amendment with a customer, which allowed us to report royalty revenue one quarter earlier than the previous contract. As a result of this contract amendment, additional royalty revenue representing 10% of total revenue was recognized in 2006. In future quarters, we will continue to recognize royalty revenue related to this amendment in the same quarter in which the units are sold. In 2006, the royalty earned from the production of GAMECUBE chips decreased to 3% of total revenue, compared to 14% in 2005, as the GAMECUBE video game products approached the end of their product life cycles.

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

In 2004, total revenue was $10.8 million primarily from licensing and royalty activities. Total revenue was reduced by $450,000 for a reimbursement given to a customer for excess verification costs incurred by the customer.

During the years ended December 31, 2006 and 2005, our product sales were minimal. During the year ended December 31, 2004, product sales were $952,000. In the second quarter of 2004, we notified customers of our decision to discontinue sale of our memory chip products. As of the end of the third quarter of 2004, we had no remaining product inventory of value.

Gross Profit.   Gross profit increased to $13.4 million in 2006 from $10.3 million in 2005 mainly due to an increase in our licensing revenue. Our gross profit as a percentage of total revenue increased to 90% in 2006 from 84% in 2005 primarily due to a higher licensing gross profit, which increased to 84% of total licensing revenue in 2006 from 74% of total licensing revenue in 2005. This increase in licensing gross profit as a percentage of licensing revenue resulted from lower costs for fulfilling our obligations under large high margin contracts and our CLASSIC Memory Macro projects. This cost reduction was partially offset by stock-based compensation expense of $225,000 recorded under SFAS 123(R). There was no stock-based compensation expense related to SFAS 123(R) in 2005. In addition, pre-production prepaid royalties included in licensing revenue contributed to an increased gross profit as a percentage of total revenue because such royalties have no associated cost.

Gross profit increased to $10.3 million in 2005 from $8.6 million in 2004 primarily due to an increase in our licensing revenue. Our gross profit as a percentage of total revenue increased to 84% in 2005 from 79% in 2004 primarily due to a higher licensing gross profit, which increased to 74% of total licensing revenue in 2005 from 65% of total licensing revenue in 2004. This increase occurred because of a lower cost for fulfilling our obligations under new license agreements which required less customization.

Gross profit decreased to $8.6 million in 2004 primarily due to the significant decline in our licensing revenue. Our gross profit as a percentage of total revenue decreased to 79% in 2004 due to the decline in licensing gross profit which fell to 65% of total revenue in 2004. This decline occurred because we incurred higher cost under new license agreements than we had originally estimated or had historically experienced. In addition, we recognized revenue under some lower margin license projects including a few contracts in which our estimated cost exceeded the amount of revenue to be recognized.

Research and Development.   Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products. Research and development expenses increased to $8.2 million in 2006 from $5.8 million in 2005. This increase was primarily attributable to a lower allocation of expenses to cost of licensing revenue in 2006 because of the high margin contracts, which requires less customization and engineering efforts. Research and development expenses also increased as a result of the stock-based compensation expense of $993,000 under SFAS 123(R).

Research and development expenses decreased to $5.8 million in 2005 from $8.1 million in 2004 mainly due to the closure of our ATMOS research and development facility in Ottawa, Canada in November of 2004. There were no research and development expenses incurred at the ATMOS facility in 2005 as compared to $2.2 million incurred in 2004.

Research and development expenses decreased to $8.1 million in 2004 mainly because more engineering time was spent on licensing development projects, and therefore, more engineering expenses were allocated to cost of licensing revenue in 2004. Effective November 10, 2004, we closed the ATMOS research and development facility in Ottawa, Canada and terminated the employment of approximately 20 employees working there.

Selling, General and Administrative.   Selling, general and administrative expenses increased to $11.4 million in 2006 from $9.9 million in 2005 mainly due to stock-based compensation expense of $1.5 million under SFAS 123(R). Expenses related to the UniRAM litigation in 2006 totaled approximately $1.7 million.  Expenses related to testing and assessment of effectiveness of our internal control over financial reporting required by Section 404 of Sarbanes-Oxley Act were approximately $411,000 in 2006.

Selling, general and administrative expenses decreased to $9.9 million in 2005 from $13.3 million in 2004 when we incurred $5.5 million of expenses related to the aborted acquisition by Synopsys, Inc. and legal expenses related to litigation with Synopsys over its abandonment of the acquisition, as well as $800,000 of expenses related to the UniRAM litigation. We did not incur Synopsys-related costs in 2005, but incurred approximately $1.6 million of legal expenses related to the clams brought by UniRAM. Expenses related to testing and assessment of effectiveness of our internal control over financial reporting required by Section 404 of Sarbanes-Oxley Act were approximately $466,000 in 2005.

In addition to the Synopsys and UniRAM-related expenses in 2004, expenses related to testing and assessment of effectiveness of our internal control over financial reporting required by Section 404 of Sarbanes-Oxley Act were approximately $690,000.

Litigation Settlement.   On October 24, 2006, we entered into a settlement agreement with UniRAM under which we and UniRAM agreed to dismiss all outstanding claims and counterclaims with prejudice, and we paid UniRAM $2.4 million and received a complete release of all claims as well as a future fully paid license for ourselves and all of our licensees with respect to UniRAM’s relevant intellectual property.

Interest and Other Income.   Interest and other income increased to $3.3 million in 2006 from $2.6 million in 2005 primarily due to higher interest rates but offset by a charge of $511,000 recorded in 2006 related to Japan withholding taxes paid by Japanese licensees on our behalf. We do not expect any additional withholding tax reimbursement in the future as the U.S. - Japan income tax treaty that took effect July 1, 2004 generally eliminated withholding taxes on royalties. Interest and other income decreased to $2.6 million in 2005 from $11.6 million in 2004, which included a $10 million merger termination fee paid by Synopsys. Interest income increased to $2.6 million in 2005 from $1.5 million in 2004 due to higher interest rates in 2005.

Stock-based Compensation.   As a result of the adoption of SFAS 123(R) effective January 1, 2006, $2.7 million was recognized as stock-based compensation expense during the year ended December 31, 2006. Of this amount, $19,000 was related to the issuance of options to purchase our stock to newly appointed members of our board of directors that had an exercise price less than the fair market value of our stock on the date of the option grant, which is permitted under our option plan.

During the years ended December 31, 2005 and 2004, we recorded stock compensation expenses of $36,000 and $68,000, respectively, of which $0 and, $50,000, respectively, was attributable to the excess of the fair market value of our common stock over the price at which we granted stock options to employees, which was permitted under our option plan. In 2005 and 2004, we incurred $36,000 and $5,000, respectively, of stock compensation expenses related to the issuance of options to purchase our stock to newly appointed members of our board of directors that had an exercise price less than the fair market value of our stock on the date of the option grant, which was permitted under our option plan. Stock compensation expenses in 2004 also included $13,000 for amortization of deferred compensation cost attributable to the fair market value of shares of our common stock issued to certain employees of ATMOS.

During the year ended December 31, 2004, we recorded deferred compensation cost of $74,000, which would be amortized in future periods. No such costs were incurred in 2005. The 2004 deferred compensation costs represented the intrinsic value of options granted to purchase shares of our stock to newly appointed members of our board of directors that had an exercise price less than the fair market value of our common stock on the date of the option grant, which was permitted under our option plan. This deferred compensation cost is being amortized over the vesting period of 36 months using the graded vesting method.

Prior to the adoption of SFAS 123(R), deferred compensation expense was amortized using the graded vesting method over the vesting period of each respective option, generally four years. The accelerated amortization results in expensing approximately 52% of the total award in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year.

Provision for Income Taxes.   Provisions (benefit) for income taxes of approximately $109,000, ($11,000), and $26,000, were recorded in 2006, 2005, and 2004, respectively. The effective income tax rate was 2.1% for 2006, (0.4%) for 2005, and 1.4% for 2004. As of December 31, 2006, we had net operating loss carryforwards of approximately $13.9 million for federal tax purposes, approximately $11.5 million for state tax purposes and Canadian loss and research and development pool carryforwards of approximately $13.0 million that are available to reduce future income tax liabilities to the extent permitted under federal, Canadian and applicable state income tax laws. The net operating loss carryforwards expire from 2008 to 2026. The change in our effective tax rate in 2006 was mainly due to an increase in foreign taxes. In 2007, we anticipate that our effective income tax rate will be less than the federal statutory tax rate but higher than the 2006 effective income tax rate.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $11.1 million, short-term investments and auction rate securities of $70.7 million and long-term investments of $2.5 million resulting in a total balance of cash, cash equivalents, and investments of $84.3 million. As of the same date, we had total working capital of $84.7 million. As of December 31, 2005, we had cash and cash equivalents of $9.2 million, short-term investments and auction rate securities of $59.5 million and long-term investments of $17.3 million resulting in a total balance of cash, cash equivalents, and investments of $86.0 million. As of the same date, we had total working capital of $68.2 million. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues with reduced levels of memory chip sales has generally enabled us to steadily improve our liquidity.

Net cash provided by (used in) operating activities was ($5.6) million, ($1.3) million, and $2.7 million for the years ended 2006, 2005 and 2004, respectively. In 2006, net cash used in the operating activities primarily consisted of the net loss $5.3 million, an increase in accounts receivable by $1.9 million, reduced deferred revenue of $690,000 and decreased accrued expenses and other liabilities of $756,000 offset by the non-cash impact of stock-based compensation of $2.7 million under SFAS 123(R), and a non-cash charge of $474,000 for depreciation and amortization. In 2005, net cash used in operating activities consisted primarily of net loss of $3.0 million offset by a non-cash charge of $614,000 for depreciation and amortization and higher deferred revenue of $808,000. In addition, net cash used in operating activities in 2005 included tax benefits associated with the exercise of stock options of $482,000, which was recorded under additional paid in capital. In 2004, net cash provided by operating activities consisted primarily of net loss of $1.9 million offset by a non-cash charge of $1.5 million for depreciation and amortization, reduced unbilled contract receivables of $1.0 million, and prepaid expenses and other assets of $858,000, which included a reduction in deferred tax assets in 2004. In addition, net cash provided by operating activities in 2004 included restructuring related liabilities of $429,000

Net cash provided by (used in) investing activities was approximately $3.7 million, ($22.8) million, and $7.9 million for the years ended 2006, 2005, and 2004, respectively. In 2006, in addition to the investing activity of marketable securities, we purchased $208,000 of property and equipment, consisting principally of engineering design software. In 2005, aside from investing in marketable securities, we added $1.1 million of property and equipment primarily due to leasehold improvements related to our new office lease for our U.S. corporate headquarters beginning in June 2005, new testing equipment and engineering design software. We also purchased $349,000 of property and equipment in 2004, consisting principally of engineering design software.

Net cash provided by (used in) financing activities was approximately $3.8 million, $1.5 million, and ($982,000) for the years ended 2006, 2005, and 2004, respectively. We received proceeds in the amount of $3.8 million and $1.5 million in 2006 and 2005, respectively, from the exercise of employee options to purchase common stock. In 2004, the major financing use of cash was $4.7 million for the repurchase of 1.2 million shares of common stock. We received proceeds in the amount of $3.7 million from the exercise of employee options to purchase common stock during 2004.

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

Lease Commitments and Off Balance Sheet Financing

The impact that our contractual obligations as of December 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	Over 4 years
Operating Lease:
Obligations	$1,983	$863	$1,120	$—
Sublease Income	271	210	61	—
	$1,712	$653	$1,059	$—

The Company did not have any unconditional purchase obligations as of December 31, 2006.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio consists of money market funds, auction rate securities, corporate-backed debt obligations and mortgage-backed government obligations. The portfolio dollar-weighted average maturity of these investments is within twelve months. Our primary objective with investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximate $73.2 million as of December 31, 2006 and have an average interest rate of approximately 4.9%, are subject to interest rate risks. As of December 31, 2006, our portfolio had unrealized losses of approximately $79,000 as a result of rising interest rates. We believe these losses are temporary and expect to hold these investments to maturity. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Item 8.                          Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading (a) (1) Financial Statements and Reports of BDO Seidman LLP and Ernst & Young LLP of Item 15, which financial statements are incorporated by reference in response to this Item 8.

Quarterly Results of Operations

The following tables set forth unaudited results of operations data for the eight quarters ended December 31, 2006. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands, except per share data)
	(Unaudited—All periods)
Net revenue:

Product	$—	$—	$—	$—	$—	$—	$6	$4
Licensing	1,794	3,333	1,701	2,268	1,339	3,233	1,940	1,213
Royalty	3,215	705	639	1,254	1,063	897	1,121	1,466
Total net revenue	5,009	4,038	2,340	3,522	2,402	4,130	3,067	2,683
Cost of net revenue:
Licensing	592	172	381	353	243	668	609	466
Total cost of net revenue	592	172	381	353	243	668	609	466
Gross profit	4,417	3,866	1,959	3,169	2,159	3,462	2,458	2,217
Operating expenses:
Research and development	2,057	2,018	2,129	1,952	1,557	1,359	1,320	1,603
Selling, general and administrative	2,585	3,350	2,806	2,629	2,519	2,721	2,206	2,476
Litigation settlement	—	2,400	—	—	—	—	—	—
Restructuring expenses	—	—	—	—	5	—	114	—
Total operating expenses	4,642	7,768	4,935	4,581	4,081	4,080	3,640	4,079
Operating income (loss)	(225)	(3,902)	(2,976)	(1,412)	(1,922)	(618)	(1,182)	(1,862)
Interest and other income	865	1,043	926	452	794	679	605	513
Income (loss) before income taxes	640	(2,859)	(2,050)	(960)	(1,128)	61	(577)	(1,349)
Income tax benefit (provision)	(73)	(8)	(14)	(14)	44	(11)	(2)	(20)
Net income (loss)	$567	$(2,867)	$(2,064)	$(974)	$(1,084)	$50	$(579)	$(1,369)
Net income (loss) per share:
Basic	$0.02	$(0.09)	$(0.07)	$(0.03)	$(0.04)	$0.00	$(0.02)	$(0.04)
Diluted	$0.02	$(0.09)	$(0.07)	$(0.03)	$(0.04)	$0.00	$(0.02)	$(0.04)
Shares used in computing net income (loss) per share:
Basic	31,492	31,386	31,293	31,022	30,698	30,531	30,465	30,442
Diluted	32,461	31,386	31,293	31,022	30,698	31,504	30,465	30,442

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                  Controls and Procedures

(a)           Management’s annual report on internal control over financial reporting

MoSys, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f ) and 15d-15(f)) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

BDO Seidman, LLP, the independent registered public accounting firm that audited the 2006 consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report which is included under Item 15, below.

(b)          Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2006, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(c)           Changes in internal control

There was no change in the internal control over financial reporting during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                  Other Information

None.

Part III

Item 10.                   Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated by reference from the sections titled “Management,” “Corporate Governance,” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders. Information regarding current executive officers found under the heading “Executive Officers” in Item 1 of Part I hereof is also incorporated by reference into this Item 10.

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

Item 11.                   Executive Compensation

The response to this item is incorporated by reference from the section titled “Executive Compensation” and “Executive Compensation—Report on Executive Compensation by the Compensation Committee of the Board of Directors”, in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the sections titled “Share Ownership of Certain Beneficial Owners and Management and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the sections titled “Management-Directors,” “Corporate Governance,” and “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Item 14.                   Principal Accountant Fees and Services

The response to this item is incorporated by reference from the section titled “Ratification of Independent Registered Public Accounting Firm for 2007” in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Part IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(1)         Financial Statements and Reports of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages 46 through 78 of this report.

(2)         Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts

(3)         Exhibits

2.1(1)	Merger Agreement regarding the Registrant’s reincorporation in Delaware
2.2(4)	Share Purchase Agreement for the shares for ATMOS Corporation
3.1	Not currently in use
3.2	Not currently in use
3.3(1)	Restated Certificate of Incorporation of the Registrant
3.3.1	Certificate of Amendment to Restated Certificate of Incorporation
3.4(1)	Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2(1)	Not currently in use
4.3(1)	Rights Agreement
4.3.1(5)	First Amendment to Rights Agreement, dated as of February 23, 2004.
4.3.2(6)	Second Amendment to Rights Agreement, dated as of December 14, 2004.
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(1)	Not currently in use
10.3(1)*	1996 Stock Plan and form of Option Agreement thereunder*
10.4(1)	Form of Restricted Stock Purchase Agreement*
10.5(1)	2000 Employee Stock Option Plan and form of Option Agreement thereunder*
10.5.1(7)	Amended and Restated 2000 Equity Incentive and Stock Option Plan*
10.6(1)	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder*
10.13(8)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between the Registrant and Chester J. Silvestri dated July 21, 2005*
10.14(8)*	Change-in-Control Agreement between the Registrant and Chester J. Silvestri dated as of July 21, 2005*
10.15(8)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan*
10.16(9)	Lease Agreement between Registrant and Sunnyvale Mathilda Investors, LLC dated as of May 6, 2005
10.17(10)*	Employment offer letter agreement between the Registrant and Dhaval Ajmera dated October 3, 2005*

10.18(11)*	Employment Agreement between Registrant and James R. Pekarsky dated as of March 7, 2006 and March 20, 2006*
10.19(11)*	Indemnity Agreement Registrant and James R. Pekarsky dated as of March 20, 2006*
10.20(11)*	Change-in-control Agreement between Registrant and James R. Pekarsky dated as of March 20, 2006*
10.21(11)*	Stock Option Incentive Grant Agreement for Stock Option Grant pursuant to the Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.22*	Employment offer letter agreement between the Registrant and Raj Singh dated October 6, 2006*
10.23*	Change-in-control Agreement between Registrant and Raj Singh dated as of October 6, 2006*
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—BDO Seidman LLP
23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP
24.1(3)	Power of Attorney
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

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

(5)          Incorporated by reference to Exhibit 1 to Form 8-A/A filed by the Company on December 22, 2004 (Commission File No. 000-32929).

(6)          Incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Company on December 20, 2004 (Commission File No. 000-32929).

(7)          Incorporated by reference to the Company’s proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).

(8)          Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32925).

(9)          Incorporated by reference to the same-numbered exhibit to Form 10-K filed by the Company on March 16, 2005 (Commission File No. 000-32929).

(10) Incorporated by reference to the same-numbered exhibit to Form 10-K filed by the Company on March 16, 2005 (Commission File No. 000-32929).

(11) Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on May 9, 2006 (Commission File No. 000-32929).

*                    Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2007.

MOSYS, INC.
By:	/s/ CHESTER J. SILVESTRI
Chester J. Silvestri
Chief Executive Officer and President
By:	/s/ JAMES R. PEKARSKY
James R. Pekarsky
Vice President of Finance and Administration and
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chester J. Silvestri and James R. Pekarsky as his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHESTER J. SILVESTRI	Chief Executive Officer, President and Director	March 13, 2007
Chester J. Silvestri
/s/ JAMES R. PEKARSKY	Vice President of Finance and Administration and	March 13, 2007
James R. Pekarsky	Chief Financial Officer
/s/ WINGYU LEUNG	Executive Vice President, Chief Technical Officer	March 13, 2007
Wingyu Leung	and Director
/s/ CARL E. BERG	Director	March 13, 2007
Carl E. Berg
/s/ TOMMY ENG	Director	March 13, 2007
Tommy Eng
/s/ CHI-PING HSU	Director	March 13, 2007
Chi-Ping Hsu
/s/ JAMES D. KUPEC	Director	March 13, 2007
James D. Kupec
/s/ CHENMING HU	Director	March 13, 2007
Chenming Hu

INDEX OF EXHIBITS

2.1(1)	Merger Agreement regarding the Registrant’s reincorporation in Delaware
2.2(4)	Share Purchase Agreement for the shares for ATMOS Corporation
3.1	Not currently in use
3.2	Not currently in use
3.3(1)	Restated Certificate of Incorporation of the Registrant
3.3.1	Certificate of Amendment to Restricted Certificate of Incorporation
3.4(1)	Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2(1)	Not currently in use
4.3(1)	Rights Agreement
4.3.1(5)	First Amendment to Rights Agreement, dated as of February 23, 2004.
4.3.2(6)	Second Amendment to Rights Agreement, dated as of December 14, 2004.
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(1)	Not currently in use
10.3(1)*	1996 Stock Plan and form of Option Agreement thereunder*
10.4(1)	Form of Restricted Stock Purchase Agreement
10.5(1)	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.5.1(7)	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.6(1)	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.13(8)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between the Registrant and Chester J. Silvestri dated July 21, 2005*
10.14(8)*	Change-in-Control Agreement between the Registrant and Chester J. Silvestri dated as of July 21, 2005*
10.15(8)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan*
10.16(9)	Lease Agreement between Registrant and Sunnyvale Mathilda Investors, LLC dated as of May 6, 2005
10.17(10)*	Employment offer letter agreement between the Registrant and Dhaval Ajmera dated October 3, 2005*
10.18(11)*	Employment Agreement between Registrant and James R. Pekarsky dated as of March 7, 2006 and March 20, 2006*
10.19(11)*	Indemnity Agreement Registrant and James R. Pekarsky dated as of March 20, 2006*
10.20(11)*	Change-in-control Agreement between Registrant and James R. Pekarsky dated as of March 20, 2006*
10.21(11)*	Stock Option Incentive Grant Agreement for Stock Option Grant pursuant to the Amended and Restated 2000 Stock Option and Equity Incentive Plan*
10.22*	Employment offer letter agreement between the Registrant and Raj Singh dated October 6, 2006*
10.23*	Change-in-control Agreement between Registrant and Raj Singh dated as of October 6, 2006*
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm-BDO Seidman LLP
23.2	Consent of Independent Registered Public Accounting Firm-Ernst & Young LLP
24.1(3)	Power of Attorney
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

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

(5)   Incorporated by reference to Exhibit 1 to Form 8-A/A filed by the Company on December 22, 2004 (Commission File No. 000-32929).

(6)   Incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Company on December 20, 2004 (Commission File No. 000-32929).

(7)   Incorporated by reference to the Company’s proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).

(8)   Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32925).

(9)   Incorporated by reference to the same-numbered exhibit to Form 10-K filed by the Company on March 16, 2005 (Commission File No. 000-32929).

(10) Incorporated by reference to the same-numbered exhibit to Form 10-K filed by the Company on March 16, 2005 (Commission File No. 000-32929).

(11) Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on May 9, 2006 (Commission File No. 000-32929).

*                    Management contract, compensatory plan or arrangement.

MOSYS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MoSys, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of MoSys, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the MoSys’ management. We have also audited Schedule II—Valuation and Qualifying Accounts as of and for the years ended December 31, 2006 and 2005. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II—Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2006 and 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MoSys’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)).

/s/ BDO Seidman, LLP

San Francisco, California
March 12, 2007

Report of Independent Registered Public Accounting Firm on Internal
Control over Financial Reporting

Board of Directors and Stockholders
MoSys, Inc.
Sunnyvale, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that MoSys, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria)”. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MoSys maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, MoSys maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the 2006 and 2005 financial statement schedule listed in the accompanying index, of MoSys and our report dated March 12, 2007, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California
March 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
MoSys, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of MoSys, Inc. for the year ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
San Jose, California
March 15, 2005

MOSYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,118	$9,171
Short-term investments and auction rate securities	70,689	59,479
Accounts receivable, net	2,491	638
Unbilled contract receivable	360	368
Prepaid expenses and other current assets	2,831	2,632
Total current assets	87,489	72,288
Long-term investments	2,492	17,339
Property and equipment, net	855	1,121
Goodwill	12,326	12,326
Other assets	598	563
Total assets	$103,760	$103,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$307	$236
Accrued expenses and other liabilities	1,865	2,564
Deferred revenue	619	1,309
Total current liabilities	2,791	4,109
Long-term portion of restructuring liability	54	196
Total liabilities	2,845	4,305
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,638 shares and 30,768 shares issued and outstanding at December 31, 2006 and December 31 2005,	316	308
Additional paid-in capital	106,850	100,280
Deferred stock-based compensation	—	(33)
Accumulated other comprehensive loss	(79)	(389)
Retained deficit	(6,172)	(834)
Total stockholders’ equity	100,915	99,332
Total liabilities and stockholders’ equity	$103,760	$103,637

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net revenue:
Product	$—	$10	$952
Licensing	9,096	7,725	4,544
Royalty	5,813	4,547	5,325
Total net revenue	14,909	12,282	10,821
Cost of net revenue
Product	—	—	655
Licensing	1,498	1,986	1,613
Total cost of net revenue	1,498	1,986	2,268
Gross profit	13,411	10,296	8,553
Operating expenses:
Research and development	8,156	5,839	8,096
Selling, general and administrative	11,370	9,922	13,331
Litigation settlement	2,400	—	—
Restructuring expenses	—	119	585
Total operating expenses	21,926	15,880	22,012
Loss from operations	(8,515)	(5,584)	(13,459)
Interest and other income	3,286	2,591	11,578
Loss before income taxes	(5,229)	(2,993)	(1,881)
Income tax benefit (provision)	(109)	11	(26)
Net loss	$(5,338)	$(2,982)	$(1,907)
Net loss per share:
Basic	$(0.17)	$(0.10)	$(0.06)
Diluted	$(0.17)	$(0.10)	$(0.06)
Shares used in computing net loss per share:
Basic	31,298	30,534	30,750
Diluted	31,298	30,534	30,750
Allocation of stock-based compensation to cost of net revenue and operating expenses included above:
Cost of licensing revenue	$225	$—	$—
Research and development	993	—	44
Selling, general and administrative	1,528	36	24
	$2,746	$36	$68

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional	Deferred	Other	Retained
	Common Stock		Paid-In	Stock-based	Comprehensive	Earnings
	Shares	Amount	Capital	Compensation	Income (Loss)	(Deficit)	Total
Balance at December 31, 2003	30,724	$307	$99,719	$(626)	$56	$4,055	$103,511
Issuance of Common Stock upon exercise of options	688	7	3,226	—	—	—	3,233
Issuance of Common Stock for Employee Stock Purchase Plan	66	1	463	—	—	—	464
Repurchase and retirement	(1,182)	(12)	(4,641)	—	—	—	(4,653)
Stock based compensation	—	—	(489)	557	—	—	68
Other comprehensive income—unrealized loss on available-for-sale investments	—	—	—	—	(308)	—	(308)
Net loss	—	—	—	—	—	(1,907)	(1,907)
Comprehensive loss							(2,215)
Balance at December 31, 2004	30,296	$303	$98,278	$(69)	$(252)	$2,148	$100,408
Issuance of Common Stock upon exercise of options	406	4	1,205	—	—	—	1,209
Issuance of Common Stock for Employee Stock Purchase Plan	66	1	315	—	—	—	316
Stock based compensation	—	—	—	36	—	—	36
Tax benefits associated with exercise of stock options	—	—	482	—	—	—	482
Other comprehensive income—unrealized loss on available-for-sale investments	—	—	—	—	(137)	—	(137
Net loss	—	—	—	—	—	(2,982)	(2,982)
Comprehensive loss							(3,119)
Balance at December 31, 2005	30,768	$308	$100,280	$(33)	$(389)	$(834)	$99,332
Issuance of Common Stock upon exercise of options	752	8	3,640	—	—	—	3,648
Issuance of Common Stock for Restricted Stock Awards	74	—	—	—	—	—
Issuance of Common Stock for Employee Stock Purchase Plan	44	—	184	—	—	—	184
Stock-based Compensation	—	—	2,746	33	—	—	2,779
Other comprehensive income—unrealized loss on available-for-sale investments	—	—	—	—	310	—	310
Net loss	—	—	—	—	—	(5,338)	(5,338)
Comprehensive loss							(5,028)
Balance at December 31, 2006	31,638	$316	$106,850	$—	$(79)	$(6,172)	$100,915

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(5,338)	$(2,982)	$(1,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	105	—
Depreciation and amortization	474	614	1,460
Stock based compensation	2,746	36	68
Changes in current assets and liabilities:
Accounts receivable	(1,853)	382	(98)
Unbilled contract receivable	8	(311)	1,049
Inventories	—	—	474
Prepaid expenses and other assets	(201)	283	858
Deferred revenue	(690)	808	(5)
Accounts payable	71	116	4
Accrued expenses and other liabilites	(756)	(657)	391
Restructuring liability	(85)	(136)	429
Tax benefits associated with exercise of stock options	—	482	—
Net cash provided by (used in) operating activities	(5,624)	(1,260)	2,723
Cash flows from investing activities:
Purchase of property and equipment	(208)	(1,051)	(349)
Proceeds from sales and maturity of marketable securities	170,041	225,879	469,336
Purchase of marketable securities	(166,094)	(247,636)	(461,047)
Net cash provided by (used in) investing activities	3,739	(22,808)	7,940
Cash flows from financing activities:
Payment of capital lease obligations	—	—	(26)
Proceeds from issuance of common stock	3,832	1,525	3,697
Repurchase and retirement of common stock	—	—	(4,653)
Net cash provided by (used in) financing activities	3,832	1,525	(982)
Net increase (decrease) in cash and cash equivalents	1,947	(22,543)	9,681
Cash and cash equivalents at beginning of year	9,171	31,714	22,033
Cash and cash equivalents at end of year	$11,118	$9,171	$31,714
Supplemental disclosure:
Cash paid for income taxes	$42	$29	$24
Stock based compensation included in prepaid expenses and other assets	$33	$—	$—

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.
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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year. Certain amounts reported in previous years have been reclassed to conform the 2006 presentation.

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

Foreign Currency Translation

The Company has foreign offices located in Korea and Japan, which are operated by subsidiaries of the Company. The functional currency of the Company’s foreign entities is the U.S. dollar. Accordingly, the financial statements of these entities are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollar were not material for any period presented and are included in the consolidated statements of operations.

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

Allowance for Doubtful Accounts

The Company determines its allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is not possible. There was no balance of allowance for doubtful accounts in 2006. As of December 31, 2005, the Company reported a balance of $105,000 in its allowance for doubtful accounts.

Unbilled Contract Receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer; the excess amount is carried as an unbilled contract receivable. The Company has recorded $360,000 and $368,000 of unbilled contract receivable as of December 31, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, generally three years. In 2005, the Company wrote off approximately $9.4 million of fully depreciated assets. Depreciation and amortization expense for the years ended December 31, 2006, 2005, and 2004 was $474,000, $614,000, and $1.5 million, respectively.

	December 31,
	2006	2005
	(in thousands)
Property and equipment:
Equipment, furniture and fixtures	$1,468	$1,364
Acquired software	935	836
	2,403	2,200
Less: Accumulated depreciation	(1,548)	(1,079)
	$855	$1,121

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

Goodwill

The Company reviews goodwill, recorded from the acquisition of ATMOS Corp. on August 2002, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Subsequent to the acquisition of ATMOS, its business became an integrated part of the Company’s operations. In 2004, the Company closed the operation of ATMOS at its Canadian research and development facility. Using the guidance in SFAS No. 142, the Company determined that it has only one reporting unit at the entity level. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company performs its annual impairment test during the third quarter of each year and at times impairment indicators are noted. The Company performed the annual impairment test during the third quarter of 2006 and the test did not indicate impairment of goodwill as of September 30, 2006. As of December 31, 2006, the Company found no indicators of potential impairment.

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

For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of all revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. In 2006 and 2005, none of the Company’s license revenue was recognized under the completed contract method.

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

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general license contracts signed since the beginning of 2002 allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. The Company recognized $225,000 and $240,000 of licensing revenue from cancelled contracts in 2006 and 2005, respectively.

Royalty

Licensing contracts also provide for royalty payments at a stated rate based on actual units produced and require licensees to report the manufacture or sale of products that include the Company’s 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. The Company generally recognizes royalties in the quarter in which the Company receives the licensee’s report. In addition, in the fourth quarter of 2006, the Company recognized royalty revenue in the same quarter of 2006 due to a contract amendment with a customer, which enabled the Company to report royalty revenue one quarter earlier than the previous contract. As a result of this contract amendment, additional royalty revenue representing 30% of total revenue was recognized in the fourth quarter of 2006. In future quarters, the Company will continue to recognize royalty revenue related this amendment in the same quarter in which the units are sold. Beginning with the first quarter of 2006, the Company is recognizing two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when the Company enters into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, payments from these prepaid royalties are non-refundable. Under current contracts, pre-production prepaid royalties are inseparable from the Company’s licensing activities. Thus, the Company includes pre-production prepaid royalties in licensing revenue as contract services are performed. Post-production prepaid royalties, which are recognized at the time of the billing provided that no future performance obligations exist, are included in royalty revenue.

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

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (APB 25), “Accounting for Stock Issued to Employees” and complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)), which establishes accounting for recognizing the fair value of the stock-based payment awards. Accordingly, the expense of these awards is recognized over the requisite service period, usually the vesting period, based on the grant-date fair value.

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

The adoption of SFAS 123(R) had and will have a material impact on the Company’s consolidated financial position and results of operations. See Note 7 for further information regarding the stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

Per Share Amounts

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or warrants. Diluted net loss per share for the years ended December 31, 2006, 2005 and 2004 are the same as basic net loss per share for the same period because the impact of including potential common shares is anti-dilutive. For the years ended December 31, 2006, 2005 and 2004, stock options to purchase 727,000, 1.4 million and 1.3 million shares with exercise prices greater than the average market prices of common stock were excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net loss	$(5,338)	$(2,982)	$(1,907)
Denominator:
Shares used in computing net loss per share:
Basic	31,298	30,534	30,750
Diluted	31,298	30,534	30,750
Net loss per share:
Basic	$(0.17)	$(0.10)	$(0.06)
Diluted	$(0.17)	$(0.10)	$(0.06)

Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the asset and liability method, the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not that all or a portion of the deferred tax assets will not be realized.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130,  “Reporting Comprehensive Income” (SFAS No. 130) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive loss is unrealized gains and losses on available for sale securities. Accumulated other comprehensive loss as of December 31, 2006, 2005, and 2004 was ($79,000), ($389,000) and ($252,000), respectively. The changes in other comprehensive loss were as follows, for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
	(in thousands)
Net loss	$(5,338)	$(2,982)	$(1,907)
Change in net unrealized loss on available-for-sale securities	310	(137)	(308)
Comprehensive loss	$(5,028)	$(3,119)	$(2,215)

Segment Reporting

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131) requires that companies report separately in the financial statements certain financial and descriptive information about operating segment profit or loss, certain specific revenue and expense items and segment assets. The Company operates in one segment, using one measurement of profitability for its business. The Company has sales outside the United States that are described in Note 9. The vast majority of long-lived assets are maintained in the United States.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48)—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as such, the Company must adopt FIN 48 at January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in quantifying financial statement misstatements and the potential under current practice used by the Company for the build up of improper amounts on the balance sheet. The guidance is applicable to the Company for fiscal years ending after December 31, 2006.

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

The Company had a total restructuring estimated lease abandonment accrual of $208,000 and $293,000 at December 31, 2006 and 2005, respectively. The Company reviews these estimates periodically, and if the pertinent assumptions materially change, the ultimate restructuring expense for the abandoned facilities will be adjusted in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The following table summarizes 2006 activities under the Restructuring Plan (amounts in thousands):

Abandoned
Space
Restructuring liability at December 31, 2005	$293
Cash payments	(100)
Adjustment	15
Restructuring liability at December 31, 2006	$208
Current portion	$154
Long term portion	$54

Note 3:  Details of Balance Sheet Components and Consolidated Statements of Operations

	December 31,
	2006	2005
	(in thousands)
Prepaid expenses and other current costs:
Deferred costs of revenue	$73	$24
Deferred tax assets	1,316	1,316
Prepaid expenses and other assets	1,442	1,292
	$2,831	$2,632
Accrued expenses and other liabilities:
Accrued wages and employee benefits	$950	$631
Deferred Incentive from Lessor	216	278
Professional fees	130	432
Deferred rent	67	51
Accrued restructuring liability	154	97
Income taxes payable	77	22
Withholding tax payable	—	1,052
Other	271	1
	$1,865	$2,564

Interest and other income

	2006	2005	2004
	(in thousands)
Interest Income	$3,822	$2,608	$1,527
Other Income (Expense)	(536)	(17)	10,051
Total	$3,286	$2,591	$11,578

In 2006, deferred costs of revenue included the stock-based compensation expense of $33,000. In 2006, the Company recorded charges of $511,000 related to the reimbursement of Japan withholding taxes paid by Japanese licensees on the behalf of the Company. The Company does not expect any additional withholding tax reimbursement in the future as the U.S. - Japan income tax treaty that took effect July 1, 2004 generally eliminated withholding taxes on royalties. In 2004, the Company received a $10 million termination fee from Synopsys as a result of the settlement agreement regarding the aborted merger.

Note 4:  Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding at fiscal year-ends were as follows (in thousands):

	2006
	Cost	Gross Unrealized Loss	Fair Value
Cash	$8,520	$—	$8,520
Cash equivalents:
Commercial paper	2,600	(2)	2,598
Total cash and cash equivalents	$11,120	$(2)	$11,118
Short-term investments and auction rate securities:
Corporate notes	$24,892	$(38)	$24,854
US government debt securities	22,166	(31)	22,135
Market auction rate certificates	23,700	—	23,700
Total short-term investments and auction rate securities	$70,758	$(69)	$70,689
Long-term investments:
US government debt securities	$2,500	$(8)	$2,492
Total long-term investments	$2,500	$(8)	$2,492

	2005
	Cost	Gross Unrealized Loss	Fair Value
Cash	$8,148	$—	$8,148
Cash Equivalents:
Commercial and US government agencies paper	1,027	(4)	1,023
Total cash and cash equivalents	$9,175	$(4)	$9,171
Short-term investments and auction rate securities:
Corporate notes	$12,063	$(83)	$11,980
US government debt securities	21,490	(141)	21,349
Market auction rate certificates	26,150	—	26,150
Total short-term investments and auction rate securities	$59,703	$(224)	$59,479
Long-term investments:
US government debt securities	$12,179	$(107)	$12,072
Corporate notes	5,321	(54)	5,267
Total long-term investments	$17,500	$(161)	$17,339

Cost and fair value of cash equivalents, short-term and long-term investments based on two maturity groups at fiscal year ends were as follows (in thousands):

	2006
	Cost	Gross Unrealized Loss	Fair Value
Due within 1 year	$73,358	$(71)	$73,287
Due 1-2 years	2,500	(8)	2,492
Total	$75,858	$(79)	$75,779

	2005
	Cost	Gross Unrealized Loss	Fair Value
Due within 1 year	$60,730	$(228)	$60,502
Due 1-2 years	17,500	(161)	17,339
Total	$78,230	$(389)	$77,840

The following table shows the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government debt securities	$22,135	$(31)	$2,492	$(8)	$24,627	$(39)
Corporate notes and commercial paper	27,452	(40)	—	—	27,452	(40)
Total	$49,587	$(71)	$2,492	$(8)	$52,079	$(79)

U.S. Government Debt Securities.   The Company’s investment in U.S. government debt securities consists of low risk government agency bonds typically with a rating of AAA. The unrealized losses on the Company’s investments in U.S. government debt securities were caused by interest rate increases during 2006. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Corporate Notes.   The Company’s investment in corporate notes consists primarily of investment grade corporate bonds and notes. The unrealized losses on the Company’s investment grade corporate bonds and notes were caused by interest rate increases during 2006. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at December 31, 2006. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Note 5:  Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current portion:
U.S. federal	$—	$—	$(904)
State	6	(31)	3
Foreign	103	23	104
	109	(8)	(797)
Deferred:
U.S. federal	—	(3)	823
State	—	—	—
Foreign	—	—	—
	—	(3)	823
Total	$109	$(11)	$26

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets (liabilities):
Federal and state loss carryforwards	$4,608	$3,586
Reserves, accruals and other	462	490
Depreciation and amortization	(54)	(94)
Deferred stock-based compensation	686	268
Research and development credit carryforwards	1,758	1,301
Foreign tax credits	1,211	553
Canadian loss and research and development pool carryforwards	5,106	6,124
	13,777	12,228
Less: Valuation allowance	(12,461)	(10,912)
Net deferred tax assets	$1,316	$1,316

The valuation allowance increased by $1.5 million, and $130,000 during the years ended December 31, 2006 and 2005, respectively. The valuation allowance at December 31, 2006 includes $1.9 million related to stock option deductions incurred prior to January 1, 2006, the benefit of which will be credited to additional paid in capital when realized.

As of December 31, 2006, the Company had net operating loss carryforwards of approximately $13.9 million for federal income tax purposes and approximately $11.5 million for state income tax purposes. These losses are available to reduce taxable income and expire beginning 2013 through 2026. Approximately $2.3 million of federal net operating loss carryforwards and $1.8 million of state net operating loss carryforwards from 2006 are related to excess tax benefits from stock-based compensation and will be charged to additional paid in capital when utilized.

The Company also had federal research and development tax credit carryforwards of approximately $957,000, which will expire beginning in 2021, and California research and development credits of approximately $1.2 million, which do not have an expiration date. The Company had foreign tax credits available for federal income tax purposes of approximately $1.2 million, which will begin to expire in 2008. The Company had Canadian operating loss and research and development pool carryforwards of $13.0 million, which will begin to expire in 2008.

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

The Company’s U.S. income tax return for 2002 has been examined and is under appeal. Management believes that adequate amounts have been provided for any adjustments that may ultimately result from this examination.

A reconciliation of income taxes provided at the federal statutory rate (35% in 2006, 2005 and 2004) to actual income tax expense follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Income tax benefit computed at U.S. statutory rate	$(1,830)	$(1,048)	$(659)
State income tax (net of federal benefit)	6	4	3
Foreign income tax at rate different from U.S. statutory rate	168	47	28
Research & development credits	(113)	(96)	—
Foreign tax credit	(433)	—	—
Stock-based compensation	341	—	—
Valuation allowance changes affecting tax provision	1,948	1,029	641
Other	22	53	13
Income tax benefit (provision)	$109	$(11)	$26

The domestic and foreign components of earnings before taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
U.S.	$(5,158)	$(2,851)	$(1,685)
Non-U.S.	(71)	(142)	(196)
	$(5,229)	$(2,993)	$(1,881)

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

Stock-based Compensation Expense

Effective January 1, 2006, the Company adopted SFAS 123(R). See Note 1 for a description of the adoption of SFAS123(R). As a result of the adoption of SFAS 123(R), $2.7 million was recognized as stock-based compensation expense in 2006. The total compensation cost of options granted, but not yet vested, as of December 31, 2006 was $8.1 million, which is expected to be recognized as expense over a weighted average period of approximately 2.72 years. Basic and diluted loss per share for the year ended December 31, 2006 was $(0.17). The net effect on loss per share (basic and diluted) of the adoption of SFAS 123(R) for the year ended December 31, 2006 was $0.09.

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the Statement of Cash Flows. Such tax benefit would have been presented as operating cash flows under SFAS 123. For the year ended December 31, 2006, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R) -3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The Company has elected to adopt the alternative transition (short-cut) method described in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair value of the Company’s share-based payment awards for the year ended December 31, 2006 is estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

Year Ended December 31,
Employee stock options	2006
Expected life (in years)	4.0
Risk-free interest rate	4.4% - 5.1%
Volatility	47.1% - 56.0%
Dividend yield	0%

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

The stock-based compensation expense of $2.7 million included compensation expense for share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As required by SFAS 123(R), the stock-based compensation expense is calculated with the estimated forfeiture rate. An annualized forfeiture rate of 15% is used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate differs from the estimate.

A summary of the status of all the Company’s stock option grants as of December 31, 2004, 2005 and 2006 and changes during the years ended on those dates are presented below (in thousands, except exercise price):

	Options Outstanding
			Weighted
			Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at December 31, 2003	3,711	4,372	$7.92
Additional authorized under the 2000 Plan	500
Granted	(3,324)	3,324	$4.00
Cancelled	1,251	(1,251)	$7.62
Exercised		(688)	$4.70
Balance at December 31, 2004	2,138	5,757	$6.11
Additional authorized under the 2000 Plan	500
Granted	(2,648)	2,648	$5.41
Cancelled	1,522	(1,522)	$5.80
Exercised		(406)	$2.98
Balance at December 31, 2005	1,512	6,477	$6.09
Additional authorized under the 2000 Plan	500
Granted	(1,547)	1,547	$7.51
Cancelled	1,129	(1,129)	$7.91
Exercised		(752)	$4.85
Expired	(1,063)
Inducement grant	475
Balance at December 31, 2006	1,006	6,143	$6.27

Options exercisable under the Company’s options plans were 2.6 million, 2.7 million, and 2.1 million in 2006, 2005, and 2004, respectively.

A summary of the status of the Company’s restricted stock awards during 2006 is as follows (in thousands, except fair value):

Weighted
Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2005	—	$—
Granted	74	$5.91
Vested	—	$—
Cancelled	—	$—
Non-vested shares at December 31, 2006	74	$5.91

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Price	Outstanding	(in Years)	Exercise Price	Exercisable	Exercise Price
$1.00-$4.09	1,334	7.20	$3.66	696	$3.48
$4.10-$8.00	3,804	7.66	$6.18	1,154	$6.10
$8.01-$10.00	600	5.30	$9.43	368	$9.70
$10.01-$15.69	405	5.09	$11.00	405	$11.00
$1.00-$15.69	6,143			2,623

Pro Forma Information Prior to the Adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (APB 25), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company’s stock on the date of grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. Deferred stock-based compensation is being amortized using the graded vesting method over the vesting period of each respective option, which is generally four years.

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net loss:
As reported	$(2,982)	$(1,907)
Stock-based compensation expense reported in consolidated statements of operations, net of related tax effects	36	68
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6,046)	(4,434)
Pro forma net loss	$(8,992)	$(6,273)
Losses per share:
Basic and diluted—as reported	$(0.10)	$(0.06)
Basic and diluted—pro forma	$(0.29)	$(0.20)

The fair value of each grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

	Year Ended December 31,
Employee stock options	2005	2004
Expected life (in years)	4.0 - 5.0	5.0
Risk-free interest rate	3.7% - 4.5%	3.2% - 3.7%
Volatility	56.7%	81.5%
Dividend yield	0%	0%

Employee stock purchase plan shares	2005	2004
Expected life (in years)	1.0	1.0
Risk-free interest rate	2.8% - 3.5%	1. - 2.2%
Volatility	44.0%	80.3%
Dividend yield	0%	0%

Note 8. Stockholders’ Equity

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

Note 9: Retirement Savings Plan

Effective January 1997, the Company adopted the MoSys 401(k) Plan (the “Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years old are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. The Company makes a Matching Contribution on behalf of each Participant in an amount equal to 25% of a Participant’s Deferral Contributions during the Plan Year. The Company made matching contributions of $153,000, $127,000, and $110,000, in 2006, 2005, and 2004, respectively.

Note 10: Business Segments, Concentration of Credit Risk and Significant Customers

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and accounts receivable. Cash, cash equivalents, short-term and long term investments are deposited with high credit quality institutions.

The Company sold its products and licensed its 1T-SRAM technologies to customers in the Far East, North America and Europe as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
United States	$3,165	$3,630	$4,602
Japan	9,010	7,636	4,609
Taiwan	1,710	479	1,007
Asia	659	537	184
Europe	365	—	419
Total	$14,909	$12,282	$10,821

Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2006	2005	2004
NEC	27%	35%	19%
Fujitsu	25%	17%	17%
Marvel	4%	0%	11%

One customer accounted for 89% of gross accounts receivable at December 31, 2006. Three customers accounted for 40%, 22% and 20% of gross accounts receivable, respectively, at December 31, 2005. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. Allowance for uncollectible accounts receivable was $0 and $105,000 at December 31, 2006 and 2005, respectively. Uncollectible amount of $65,000 was written off in 2006. No amounts were written off in 2005 and 2004.

Net property, plant and equipment, classified by major geographic areas were as follows at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
	(in thousands)
U.S.	$830	$1,075
Non-U.S.	25	46
Total	$855	$1,121

Note 11: Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases that expire in 2007 through 2010. Rent expense was approximately $699,000, $797,000, and $1,157,000, for the years ended December 31, 2006, 2005, and 2004, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. Future minimum lease payments under the non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

Year Ended December 31,	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
2007	$863	$210	$653
2008	561	61	500
2009	370	—	370
2010 and thereafter	189	—	189
Total minimum payments	$1,983	$271	$1,712

There were no contingent liabilities as of December 31, 2006. In July 2005, one of the Company’s customers filed a claim concerning excess verification costs incurred by the customer in implementing a custom design for 1T-SRAM memory technology under a licensing contract. The claim was settled in December 2005 with a net-down of $304,000 in accounts receivable and contingent liability. There was no contingent liability as of December 31, 2005, however, the Company has given up the right to receive $71,000 in future royalties from this customer, which was fully offset by the running royalties received during 2006.

Legal Matters

On March 31, 2004, UniRAM Technology, Inc. filed a complaint against us in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. Subsequent to March 31, 2004, UniRAM amended its complaint twice to add TSMC as a defendant and additional allegations to the suit, and to drop all infringement claims for one of the two patents identified in the initial complaint. On October 24, 2006, the Company settled all outstanding litigation with UniRAM Technology, Inc. related to the trade secret misappropriation and patent infringement suit filed in 2004 by UniRAM. Under the settlement agreement, the companies agreed to dismiss all outstanding claims and counterclaims with prejudice. The Company paid UniRAM $2.4 million, and received a complete release of all claims as well as a future fully paid license for itself and all of its licensees to UniRAM’s relevant intellectual property.

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Amount	Balance at
	beginning of	costs and	other	recovered	end of
Description	period	expenses	accounts	(written off)	period
Allowance for doubtful accounts
Year ended December 31, 2006	$105	$—	$—	$(105)	$—
Year ended December 31, 2005	$—	$105	$—	$—	$105
Year ended December 31, 2004	$—	$—	$—	$—	$—