Form 10-Q
period 2007-03-31
MoSys, Inc.
filed 2007-05-04
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐     No ☒

As of May 1, 2007, 31,917,474 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
March 31, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and per share data)

	March 31,	December 31,
	2007	2006*
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,468	$11,118
Short-term investments and auction rate securities	64,314	70,689
Accounts receivable, net	1,072	2,491
Unbilled contract receivable	386	360
Prepaid expenses and other current assets	2,596	2,831
Total current assets	81,836	87,489
Long-term investments	8,462	2,492
Property and equipment, net	830	855
Goodwill	12,326	12,326
Other assets	404	598
Total assets	$103,858	$103,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231	$307
Accrued expenses and other liabilities	1,621	1,865
Deferred revenue	924	619
Total current liabilities	2,776	2,791
Long-term portion of restructuring liability	29	54
Total liabilities	2,805	2,845
Commitment and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and
outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,756 shares and
31,638 shares issued and outstanding at March 31, 2007 and December 31,
2006	317	316
Additional paid-in capital	107,924	106,850
Accumulated other comprehensive loss	(47)	(79)
Retained deficit	(7,141)	(6,172)
Total stockholders’ equity	101,053	100,915
Total liabilities and stockholders’ equity	$103,858	$103,760

* Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Net revenue:
Licensing	$1,158	$2,268
Royalty	1,979	1,254
Total net revenue	3,137	3,522

Cost of net revenue
Licensing	564	353
Total cost of net revenue	564	353

Gross profit	2,573	3,169

Operating expenses:
Research and development	2,078	1,952
Selling, general and administrative	2,580	2,629
Total operating expenses	4,658	4,581

Loss from operations	(2,085)	(1,412)
Interest and other income	1,064	452
Loss before income taxes	(1,021)	(960)
Income tax benefit (provision)	52	(14)

Net loss	$(969)	$(974)

Net loss per share:
Basic	($0.03)	($0.03)
Diluted	($0.03)	($0.03)
Shares used in computing net loss per share:
Basic	31,689	31,022
Diluted	31,689	31,022
Allocation of stock-based compensation to cost of net revenue and operating expenses included above:
Cost of revenue	$100	$52
Research and development	250	227
Selling, general and administrative	412	324
	$762	$603

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(969)	$(974)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Credit for doubtful accounts	—	(25)
Depreciation and amortization	112	128
Stock-based compensation	762	603
Changes in current assets and liabilities:
Accounts receivable	1,419	82
Unbilled contract receivable	(26)	(920)
Prepaid expenses and other assets	439	(96)
Deferred revenue	305	(793)
Accounts payable	(76)	(62)
Accrued expenses and other liabilites	(200)	55
Restructuring liability	(69)	(18)
Net cash provided by (used in) operating activities	1,697	(2,020)

Cash flows from investing activities:
Purchase of property and equipment	(87)	(17)
Proceeds from sales and maturity of marketable securities	64,173	59,900
Purchase of marketable securities	(63,736)	(46,421)
Net cash provided by investing activities	350	13,462

Cash flows from financing activities:
Proceeds from issuance of common stock	303	1,427
Net cash provided by financing activities	303	1,427

Net increase in cash and cash equivalents	2,350	12,869

Cash and cash equivalents at beginning of period	11,118	9,171
Cash and cash equivalents at end of period	$13,468	$22,040

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

The Company has developed an innovative embedded-memory technology, called 1T-SRAM, which the Company licenses on a non-exclusive and worldwide basis to semiconductor companies and electronic product manufacturers. From its inception in 1991 through 1998, the Company focused primarily on the sale of stand-alone memory products. In the fourth quarter of 1998, the Company changed the emphasis of its business model to focus primarily on the licensing of its 1T-SRAM technologies and completed this transition in 2002 when a majority of the Company’s revenues were derived from licensing its 1T-SRAM technologies. In the second quarter of 2004, the Company discontinued sales of its memory chip products and focused on licensing its technology.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year. Certain amounts reported in the previous periods have been reclassified to conform to the presentation in the first quarter of 2007.

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

For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of all revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. In the first three months of 2007 and 2006, none of the Company’s license revenue was recognized under the completed contract method.

The Company also provides support and maintenance. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. When the Company provides a combination of services related to licensing and support and maintenance to customers, in addition to the considerations noted above, the Company evaluates the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables” to determine if objective and reliable evidence exists for the undelivered elements. Currently, the Company believes it has established vendor specific objective evidence, or VSOE, for its support and maintenance arrangements. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. Revenue from support and maintenance service represented $95,000 and $172,000 in the first quarter of 2007 and 2006, respectively, and was included in licensing revenue in the statement of operations.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general license contracts signed since the beginning of 2002 allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the three months ended March 31, 2007 and 2006, the Company had no significant cancelled contracts.

Royalty

Licensing contracts also provide for royalty payments at a stated rate based on actual units produced and require licensees to report the manufacture or sale of products that include the Company’s 1T-SRAM technologies after the end of the quarter in which the sale or manufacture occurs. The Company generally recognizes royalties in the quarter in which the Company receives the licensee’s report. However, due to a contract amendment with a customer in the fourth quarter of 2006, the Company started to recognize royalty revenue in the same quarter in which the units are sold by this customer. In addition, beginning with the first quarter of 2006, the Company has been recognizing revenue from two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when the Company enters into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, these prepaid royalties are non-refundable. Under current contracts, pre-production prepaid royalties are inseparable from the Company’s licensing activities. Thus, the Company includes pre-production prepaid royalties in licensing revenue as contract services are performed. Post-production prepaid royalties, which are recognized at the time of billing provided that no future performance obligations exist, are included in royalty revenue.

Cost of revenue

Licensing

Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements the Company has with licensees of 1T-SRAM technologies. These projects typically include customization of 1T-SRAM circuitry to enable embedding our memory on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. The Company recognizes costs of licensing revenue in the following manner:

•         If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which the Company incurs the engineering costs.

•         If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering cost does not exceed the amount of the related licensing revenue, this cost is deferred on a contract-by-contract basis from the time the Company has established technological feasibility of the product to be developed under the license. Technological feasibility is established when the Company has completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating the Company’s technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized.

•         For contracts entered into prior to establishing technological feasibility, the Company does not defer related development costs, but rather expenses them in the period in which they are incurred. Consequently, upon completion of these contracts, the Company recognizes the related revenues without any corresponding costs.

In addition, cost of licensing revenue includes costs related to support and maintenance services.

Royalty

There are no reported costs associated with royalty revenue.

Goodwill

The Company reviews goodwill recorded from the acquisition of ATMOS Corp. in August 2002 for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Using the guidance in SFAS No. 142, the Company has determined that it has only one reporting unit at the entity level. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company must record an impairment loss equal to the difference. The Company performed its annual impairment test during the third quarter of 2006, and the test did not indicate impairment of goodwill as of September 30, 2006. In addition, the Company assesses whether there are indicators of potential impairment every quarter. As of March 31, 2007, the Company found no indicators of potential impairment.

Foreign Currency Translation

The Company has foreign offices located in Korea and Japan, which are operated by the subsidiaries of the Company. The functional currency of the Company’s foreign entities is the U.S. dollar. Accordingly, the financial statements of these entities, which are maintained in the local currency, are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollar were not material for any period presented and are included in the consolidated statements of operations.

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

Allowance for Doubtful Accounts.

The Company determines its allowance for doubtful accounts to ensure its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is not possible. There was no recorded allowance for doubtful accounts as of March 31, 2007 and December 31, 2006, respectively.

Unbilled contracts receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable. The Company reported a balance of $386,000 and $360,000 of unbilled contracts receivable as of March 31, 2007 and December 31, 2006, respectively.

Research and development

Engineering cost is generally recorded as research and development expense in the period incurred.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which establishes accounting for recognizing the fair value of the stock-based payment awards. Accordingly, the expense of these awards is recognized over the requisite service period, usually the vesting period, based on the grant-date fair value. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). This method requires the Company to apply the provisions of SFAS 123(R) to all stock-based payment awards after the adoption date.

The adoption of SFAS 123(R) had and will have a material impact on the Company’s consolidated financial position and results of operations. See Note 7 for further information regarding the stock-based compensation assumptions and expenses.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the impact of including potential common shares is anti-dilutive.  Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options. Excluded from the computations of diluted net loss per share for the three months ended March 31, 2007 and 2006 were stock options to purchase 922,000 and 1.2 million shares, respectively. All of those options had exercise prices greater than the average market prices of common stock at the end of each period as their inclusion would be anti-dilutive.

Income taxes

The Company accounts for deferred income taxes under the asset and liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not that all or a portion of the deferred tax assets will not be realized. As of March 31, 2007 and December 31, 2006, net deferred tax assets of $1.3 million were included in prepaid expenses and other current assets.

Comprehensive loss

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss as of March 31, 2007 and December 31, 2006 was $47,000 and $79,000, respectively.

The changes in other comprehensive loss were as follows, for the three months ended March 31, 2007 and 2006 (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(969)	$(974)
Change in net unrealized loss on available-for-sale securities	32	32
Comprehensive loss	$(937)	$(942)

Note 2. Restructuring

On November 10, 2004, the Company announced its plan to close the ATMOS research and development facility in Canada to reduce operating expenses and to further align the Company’s business with market conditions, future revenue expectations and planned future product direction. As part of this plan, the Company implemented a reduction in workforce of approximately 20 employees, which represented 20% of its workforce. On July 15, 2005, the Company signed an agreement to sublease the ATMOS facility, which the Company occupies under the long-term operating lease through 2008.

In February 2007, the Company entered a lease amendment with the landlord to reduce the rental area of the lease premises. As a result of this arrangement, on March 31, 2007, the Company’s remaining restructuring estimated lease abandonment accrual was adjusted to $139,000 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

The following table summarizes the activities under the 2004 Restructuring Plan in the first quarter of 2007 (amounts in thousands):

Abandoned
Space

Restructuring liability at December 31, 2006	$208
Cash payments	(32)
Adjustment	(37)
Restructuring liability at March 31, 2007	$139

Current portion	$110
Long term portion	$29

Note 3. Guarantees

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

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
United States	$743	$992
Japan	2,296	2,344
Other Asian Countries	98	186
Total	$3,137	$3,522

For the three months ended March 31, 2007, NEC represented 65% of total revenue. For the three months ended March 31, 2006, Fujitsu, NEC, Yamaha and eSilicon represented 27%, 18%, 17% and 11% of total revenue, respectively.

Note 5. Contingencies

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources. As of March 31, 2007, no legal proceedings or claims resulted in such contingencies.

Note 6. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A provision (benefit) for income taxes of $(52,000) and $14,000 was recorded in the first quarter of 2007 and 2006, respectively.  The effective income tax rate was 5.1% and (1.5%) for the three months ended March 31, 2007 and 2006, respectively, principally for accrued liability for state tax and foreign income taxes.  The effective tax rate for 2007 differed from the statutory federal income tax rate primarily due to the Company’s net operating loss and its valuation allowance related to deferred tax assets. The release of the valuation allowance creates a tax benefit when deferred tax assets such as net operating loss carryforwards are expected to be utilized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company has established a valuation allowance against its net operating loss carryforward and credits due to uncertainty of realizing future benefits.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The evaluation was performed for the tax years ended December 31, 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results.  In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.

Note 7. Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which establishes accounting for recognizing the fair value of the stock-based payment awards, using the modified prospective transition method . Accordingly, the expense of these awards is recognized over the requisite service period, usually the vesting period, based on the grant-date fair value.

Stock-based compensation expense of $762,000 and $603,000 was recognized in the unaudited condensed consolidated statement of operation for the three months ended March 31, 2007 and 2006, respectively. The total compensation cost of options granted, but not yet vested, as of March 31, 2007 was $8.0 million, which is expected to be recognized as expense over a weighted average period of approximately 2.62 years.

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the Statement of Cash Flows. Such tax benefit would have been presented as operating cash flows under SFAS 123. For the quarter ended March 31, 2007 and 2006, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair value of the Company’s share-based payment awards for three months ended March 31, 2007 and 2006 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Employee stock options:
Risk-free interest rate	4.5% - 4.8%	4.6% - 4.7%
Volatility	45.5% - 47.7%	55.2% - 56.0%
Expected life(years)	4.0	4.0
Dividend yield	0%	0%

The risk-free interest rate is derived from the Daily Treasury Yield Curve Rates as published by Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility is based on the combination of historical volatility, excluding the volatility during the period of one time non-recurring event, which was the aborted Synopsis acquisition for the Company in 2004, and the expected future volatility of the Company’s stock price. The expected term of options granted is derived from historical data based on employee exercises and post-vesting employment termination behavior. The dividend yield of zero is applied because the Company never has paid dividends and has no intention to pay dividends in the near future.

The stock-based compensation expense of $762,000 and $603,000 for the three months ended March 31, 2007 and 2006 included compensation expense for share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As required by SFAS 123(R), the stock-based compensation expense is calculated with the estimated forfeiture rate. An annualized forfeiture rate of 15% is used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. Under the true-up provisions of SFAS123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of the option activity under all the Company’s stock option plans during the three months ended March 31, 2007 is as follows (amounts in thousands, except exercise price):

	Options Outstanding
			Weighted
			Average
	Available	Number of	Exercise
	for Grant	Options	Prices
Balance at December 31, 2006	1,006	6,143	$6.27
Additional authorized under the 2000 Plan	500
Granted	(278)	278	$8.18
Cancelled	187	(187)	$6.52
Exercised	—	(122)	$2.77
Balance at March 31, 2007	1,415	6,112	$6.42

A summary of the status of the Company’s restricted stock awards during the three months ended March 31, 2007 is as follows (amounts in thousands, except fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2006	74	$5.91
Granted	—	$—
Vested	(22)	$—
Cancelled	—	$—
Non-vested shares at March 31, 2007	52	$5.91

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2007 (amounts in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Price	Outstanding	(in Years)	Exercise Price	Exercisable	Exercise Price
$1.00-$4.09	1,228	7.25	$3.78	690	$3.73
$4.10-$8.00	3,766	7.39	$6.23	1,384	$6.17
$8.01-$10.00	718	5.18	$9.33	374	$9.68
$10.01-$15.69	400	4.85	$11.00	401	$11.00
$1.00-$15.69	6,112	6.94	$6.42	2,849	$6.72

Note 8. Related Party Transaction

One of the Company’s directors is an executive officer of eSilicon Corporation, a customer of the Company. There was no transaction related to this party during the three months ended March 31, 2007. Revenue for the three months ended March 31, 2006 included $403,000 generated from eSilicon, which represented 11% of the Company’s total revenue in the quarter.  At March 31, 2007 and December 31, 2006, there was no account receivable due from this customer.

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

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for more than six months, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the three months ended March 31, 2007 and 2006, there were no significant cancelled contracts.

Royalties.  Each of our license agreements provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our license agreements generally require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions.

The following is a brief discussion of the material changes that occurred during the three months ended March 31, 2007 to the significant accounting policies and estimates disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006:

New Pronouncement

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Upon adoption, we had no unrecognized tax benefits for uncertain tax positions, and there was no significant change during the quarter ended March 31, 2007.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue.  Total revenue decreased to $3.1 million for the three months ended March 31, 2007 from $3.5 million for the three months ended March 31, 2006. Licensing revenue decreased by $1.1 million to $1.1 million in the first quarter of 2007 as revenue recognized from new licensing agreements failed to offset a decline in revenue from existing ones. Licensing revenue represented 37% of total revenue in the first quarter of 2007, compared to 64% in the same period in 2006. Royalty revenue increased to $2.0 million in the first quarter of 2007 from $1.3 million in the same period of 2006, and represented 63% of total revenue in the first quarter of 2007 compared to 36% for the same period in 2006. Royalty revenues increased in the first quarter of 2007 because of higher royalties received from existing licensee projects.

A small number of customers continue to account for a significant percentage of our total revenue. For the quarter ended March 31, 2007, NEC represented 65% of total revenue. For the three months ended March 31, 2006, Fujitsu, NEC, Yamaha and eSilicon represented 27%, 18%, 17% and 11% of total revenue, respectively. For information regarding revenues recorded in the three months ended March 31, 2007 from customers, please refer to note 4, “Segment Information,” of Notes to Consolidated Financial Statements. All of our sales are denominated in U.S. dollars.

Gross Profit.  Gross profit was $2.6 million in the three months ended March 31, 2007, compared to $3.2 million in the same period of 2006. Gross profit as a percentage of total revenue decreased to 82% in the first quarter of 2007 from 90% in the corresponding period of 2006 due to higher cost for fulfilling our obligations under new license agreements.  The cost also included stock-based compensation expense of $100,000 and $52,000 recorded under SFAS 123(R) for the three months ended March 31, 2007 and 2006, respectively.

Research and Development.  Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products.  Research and development expenses increased to $2.1 million in the first quarter of 2007 from $2.0 million in the same quarter of 2006 primarily due to the additional engineers onboard.  Stock-based compensation expense of $250,000 and $227,000 under SFAS 123(R) was recorded for the three months ended March 31, 2007 and 2006, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses remained consistent at $2.6 million in the first quarter of 2007 and 2006 as lower legal expenses were offset by higher salary and employee related benefits resulting from an increased headcounts in the first quarter of 2007. There were no legal expenses for litigation in the first quarter of 2007, compared to $189,000 in the same period of 2006. Stock-based compensation expense of $412,000 and $324,000 under SFAS 123(R) was recorded for the three months ended March 31, 2007 and 2006, respectively.

Interest, Other Income and Expense.  Interest, other income and expense increased to $1.1 million in the first quarter of 2007 from $452,000 in the same period of 2006 primarily due to higher interest rates and the absence of other significant charges in the three months ended March 31, 2007, compared to the one-time charge of $347,000 related to the reimbursement of withholding taxes paid on our behalf by our Japanese customers in the corresponding period of 2006.  Interest income in the first quarter of 2007 increased to $1.1 million compared to $817,000 in the same quarter in 2006.

Provision for Income Taxes.  Our effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  A benefit (provision) for income taxes of $52,000 and ($14,000) was recorded in the first quarter of 2007 and 2006, respectively, to reflect accrued liability for state minimum tax and foreign taxes.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2007, we had cash and cash equivalents and long and short-term investments of $86.2 million. As of the same date, we had total working capital of $79.1 million. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues has generally enabled us to steadily improve our liquidity.

Net cash provided by operating activities was $1.7 million in the first three months of 2007, compared to net cash used in operating activities of $2.0 million in the corresponding period of 2006.  For the first three months of 2007, the net loss of $969,000 was offset by the non-cash impact of stock-based compensation under SFAS 123(R) and depreciation and amortization expenses and the higher collection from accounts receivables. Net cash used in operating activities in the first three months of 2006 primarily consisted of the net loss of $974,000, higher unbilled contract receivable as revenue recognized exceeded the amount of billings to customers, and decreased deferred revenue offset by the non-cash impact of stock-based compensation under SFAS 123 (R) and depreciation and amortization expense.

Net cash provided by investing activities was approximately $350,000 in the first three months of 2007 compared to $13.5 million in the first three months of 2006. The decrease in the first quarter of 2007 was primarily due to more active trading in marketable securities. We also purchased computer equipment and software upgrades for a total of approximately $87,000.

Net cash provided by financing activities was $303,000 in the first three months of 2007 compared to $1.4 million in the same period of 2006 as there were fewer shares purchased from us upon the exercise of stock options in the first quarter of 2007 compared to the same period of 2006.

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

Lease Commitments and Off Balance Sheet Financing

The impact that our contractual obligations as of March 31, 2007 are expected to have on our liquidity and cash flow in future periods is as follows (amounts in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years
Operating Lease:
Obligations	$1,697	$801	$896
Sublease Income	225	217	8
	$1,472	$584	$888

We did not have any unconditional purchase obligations as of March 31, 2007.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, auction rate securities, corporate-backed debt obligations and mortgage-backed government obligations. The portfolio dollar-weighted average maturity of these investments is within twelve months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $83.6 million as of March 31, 2007 and earn an average interest rate of approximately 5.65% during the first quarter of 2007, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the first quarter of 2007, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, which we filed with the Securities and Exchange Commission on March 16, 2007.  The following discussion is of material changes to risk factors disclosed in that report.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose and fail to replace this revenue.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2006, our two largest customers, NEC and Fujitsu represented 27% and 25% of total revenue, respectively. For the three months ended March 31, 2007, NEC represented 65% of total revenue. For three months ended March 31, 2006, Fujitsu, NEC, Yamaha and eSilicon represented 27%, 18%, 17% and 11% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Furthermore, our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2006 has come from the licenses for integrated circuits used by Nintendo. Royalties earned from the production of Nintendo gaming devices incorporating our 1T-SRAM technology represented 16% of total revenue in the 2006.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2006, one customer represented 89% of total trade receivables. As of March 31, 2007, one customer represented 84% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

We rely on semiconductor foundries to assist us in attracting potential licensees, and a loss or failure of these relationships could inhibit our growth and reduce our revenue.

Part of our marketing strategy relies upon our relationships and agreements with semiconductor foundries, such as TSMC, UMC, Chartered, and SMIC among others. These foundries have existing relationships, and continually seek new relationships, with companies in the markets we target, and they have agreed to utilize these relationships to introduce our technology to potential licensees. Moreover, the foundries’ promotions of alternative technologies reduce the size of our potential market and may adversely affect our revenues and operating results if we fail to maintain and expand our current relationships with these foundries, we might fail to achieve anticipated growth.

Our relationship with these foundries is not exclusive, and they are free to promote or develop other embedded memory technologies, including their own. For example, our technology license agreement with TSMC permits it to license our technologies directly to its semiconductor customers, which may adversely affect the size of our potential market for license fee revenue and direct licensing arrangements with other semiconductor companies, although TSMC’s use of our patented IT-SRAM technologies in the products that it provides to its customers will require the payment of royalties to us.

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

Our business has been dependent to a significant degree upon the services of a small number of executive officers and technical employees. The loss of services of such key employees could negatively impact our technology development efforts and our ability to fulfill our obligations under existing agreements and obtain new customers would be highly dependent on our success in identifying and recruiting their replacements. We cannot provide assurance that we would succeed in the timely hiring of suitable replacements for such key employees. We generally have not entered into employment or non-competition agreements with any of our employees and do not maintain key-man life insurance on the lives of any of our key personnel.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Securities and Exchange Commission declared the Company’s first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-43122) relating to the Company’s initial public offering of its common stock, effective on June 27, 2001. The Company realized approximately $51.5 million after offering expenses, all of which have been invested in short-term and long-term investments.

ITEM 5. Other Events

Wingyu Leung, our founder, Executive Vice President, and Chief Technical Officer, and one of our directors has announced his retirement from MoSys after 15 years of services, effective as of May 15, 2007.  He will also step down from the board of directors at that time and is not running for re-election to the board of directors in 2007.  Mr. Leung has agreed to consult with us, as requested by our Chief Executive Officer, for two months following his resignation and we will pay for his services at a typical hourly rate for similar services.

ITEM 6. Exhibits

(a)   Exhibits

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2007

/s/ Chester J. Silvestri
Chester J. Silvestri
Chief Executive Officer and President

Dated: May 4, 2007

/s/ James R. Pekarsky
James R. Pekarsky
Vice President of Finance and Administration and
Chief Financial Officer