Form 10-Q
period 2007-06-30
MoSys, Inc.
filed 2007-08-08
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐     No ☒

As of August 1, 2007, 32,166,706 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
June 30, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and per share data)

	June 30, 2007	December 31, 2006*
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,877	$11,118
Short-term investments and auction rate securities	64,085	70,689
Accounts receivable, net	356	2,491
Unbilled contract receivable	716	360
Prepaid expenses and other current assets	3,223	2,831
Total current assets	76,257	87,489
Long-term investments	15,633	2,492
Property and equipment, net	1,258	855
Goodwill	12,326	12,326
Other assets	418	598
Total assets	$105,892	$103,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$295	$307
Accrued expenses and other liabilities	1,484	1,865
Deferred revenue	637	619
Total current liabilities	2,416	2,791
Long-term portion of restructuring liability	—	54
Total liabilities	2,416	2,845
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 32,072 shares and 31,638 shares issued and outstanding at June 30, 2007 and December 31, 2006	321	316
Additional paid-in capital	110,523	106,850
Accumulated other comprehensive loss	(81)	(79)
Retained deficit	(7,287)	(6,172)
Total stockholders’ equity	103,476	100,915
Total liabilities and stockholders’ equity	$105,892	$103,760

* Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue:
Licensing	$2,159	$1,701	$3,317	$3,969
Royalty	2,170	639	4,149	1,893
Total net revenue	4,329	2,340	7,466	5,862

Cost of net revenue
Licensing	678	381	1,242	734
Total cost of net revenue	678	381	1,242	734

Gross profit	3,651	1,959	6,224	5,128

Operating expenses:
Research and development	2,101	2,129	4,179	4,081
Selling, general and administrative	2,825	2,806	5,405	5,435
Total operating expenses	4,926	4,935	9,584	9,516

Loss from operations	(1,275)	(2,976)	(3,360)	(4,388)
Interest, other income and expenses	1,232	926	2,296	1,378

Loss before provision for income taxes	(43)	(2,050)	(1,064)	(3,010)
Provision for income taxes	(103)	(14)	(51)	(28)

Net loss	$(146)	$(2,064)	$(1,115)	$(3,038

Net loss per share:
Basic	$(0.00)	$(0.07)	$(0.04)	$(0.10)
Diluted	$(0.00)	$(0.07)	$(0.04)	$(0.10)
Shares used in computing net loss per share:
Basic	31,945	31,293	31,820	31,157
Diluted	31,945	31,293	31,820	31,157
Allocation of stock-based compensation to cost of net revenue and operating expenses included above
Cost of net revenue	$122	$52	$222	$104
Research and development	279	235	529	462
Selling, general and administrative	517	337	929	661
	$918	$624	$1,680	$1,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,115)	$(3,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	249	246
Stock based compensation	1,680	1,227
Allowance for doubtful accounts	—	(40)
Changes in current assets and liabilities:
Accounts receivable	2,135	(2,156)
Unbilled contract receivable	(356)	342
Prepaid expenses and other assets	(239)	73
Deferred revenue	18	(981)
Accounts payable	(12)	(84)
Accrued expenses and other liabilities	(336)	509
Restructuring liability	(99)	(28)
Net cash provided by (used in) operating activities	1,925	(3,930)

Cash flows from investing activities:
Purchase of property and equipment	(651)	(52)
Proceeds from sales and maturity of marketable securities	108,008	93,672
Purchase of marketable securities	(114,547)	(93,337)
Net cash provided by (used in) investing activities	(7,190)	283

Cash flows from financing activities:
Proceeds from issuance of common stock	2,024	2,459
Net cash provided by financing activities	2,024	2,459

Net decrease in cash and cash equivalents	(3,241)	(1,188)

Cash and cash equivalents at beginning of period	11,118	9,171
Cash and cash equivalents at end of period	$7,877	$7,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the “Company”) was incorporated in California on September 16, 1991 to design, develop and market high performance semiconductor memory products and technologies used by the semiconductor industry and electronic product manufacturers. On September 12, 2000, the stockholders approved the Company’s reincorporation in Delaware. The Company has developed innovative embedded-memory technologies, called 1T-SRAM and 1T- FLASH, which the Company licenses on a non-exclusive and worldwide basis to semiconductor companies and electronic product manufacturers. The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.

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

Revenue Recognition

Licensing

Licensing revenue consists of fees earned from technology license agreements, development services and support and maintenance. For the license agreements that do not require significant development, modification or customization, revenues are generally recognized when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. If any of these criteria are not met, revenues are deferred until such time as all criteria have been met.  When the Company provides a combination of elements related to licensing, development services and support and maintenance to customers, in addition to the considerations noted above, the Company evaluates the arrangements under Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” to determine if objective and reliable evidence exists for the undelivered elements. Based on the historical and current fee structure, the Company believes it has established vendor specific objective evidence, or VSOE, for its development services and support and maintenance elements.

The Company applies SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” for development services. In accordance with Statement of Position (“SOP”) 81-1, when license agreements include deliverables that require “significant production, modification or customization”, contract accounting is applied. When the Company has significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate and updates its estimated costs to complete as necessary. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue the Company recognizes in any period. If inherent risks make estimates doubtful, the contract is accounted for under the completed contract method.

For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of all revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. In the six months ended June 30, 2007, $128,000 was recognized as revenue under the completed contract method.  For the comparable period of 2006, no revenue was recognized under the completed contract method.

Under the support and maintenance arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided.  Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. Revenue from support and maintenance represented $156,000 and $30,000 in the first six months ended June 30, 2007 and 2006, respectively, and was included in licensing revenue in the statement of operations.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general license contracts signed since the beginning of 2002 allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the six months ended June 30, 2007, no license revenue was recognized from cancelled contracts.  During the six months ended June 30, 2006, the Company recognized $150,000 of license revenue from cancelled contracts.

Royalty

Licensing contracts also provide for royalty payments at a stated rate based on actual units produced and require licensees to report the manufacture or sale of products that include the Company’s technologies after the end of the quarter in which the sale or manufacture occurs. The Company generally recognizes royalties in the quarter in which the Company receives the licensee’s report. However, due to a contract amendment with a customer in the fourth quarter of 2006, the Company started to recognize royalty revenue in the same quarter in which the units are sold by this customer. In addition, beginning with the first quarter of 2006, the Company has been recognizing revenue from two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when the Company enters into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, these prepaid royalties are non-refundable. Revenue is recognized upon execution of the contract provided that no father performance obligations exist.  Pre-production, prepaid royalties are recorded as license revenues.  Post-production, pre-paid royalties are recorded as royalty revenues.

Cost of revenue

Licensing

Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements the Company has with its licensees. These projects typically include customization of the 1T-SRAM or 1T-FLASH circuitry to enable embedding our memory on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. The Company recognizes costs of licensing revenue in the following manner:

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

Goodwill

The Company reviews goodwill recorded from the acquisition of ATMOS Corp. in August 2002 for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Using the guidance in SFAS No. 142, the Company has determined that it has only one reporting unit at the entity level. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company must record an impairment loss equal to the difference. The Company performed its annual impairment test during the third quarter of 2006, and the test did not indicate impairment of goodwill as of September 30, 2006. In addition, the Company assesses whether there are indicators of potential impairment every quarter. As of June 30, 2007, the Company found no indicators of potential impairment.

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

Allowance for Doubtful Accounts.

The Company determines its allowance for doubtful accounts to ensure its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written off after management has determined that collection is not possible. There was no recorded allowance for doubtful accounts as of June 30, 2007 and December 31, 2006.

Unbilled contracts receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable. The Company reported a balance of $716,000 and $360,000 of unbilled contracts receivable as of June 30, 2007 and December 31, 2006, respectively.

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

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the impact of including potential common shares is anti-dilutive.  Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options. Excluded from the computations of diluted net loss per share for the three months ended June 30, 2007 and 2006 were stock options to purchase 937,000 and 966,000 shares, respectively. For the six months ended June 30, 2007 and 2006, the Company excluded from the computations of diluted net loss per share stock options to purchase 931,000 and 785,000 shares, respectively. All of those options had exercise prices greater than the average market prices of common stock at the end of each period as their inclusion would be anti-dilutive.

Income taxes

The Company accounts for deferred income taxes under the asset and liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not that all or a portion of the deferred tax assets will not be realized. As of June 30, 2007 and December 31, 2006, net deferred tax assets of zero and $1.3 million, respectively, were included in prepaid expenses and other current assets.

Comprehensive loss

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss as of June 30, 2007 and December 31, 2006 was $81,000 and $79,000, respectively.

The changes in other comprehensive loss were as follows, for the three and six months ended June 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(146)	$(2,064)	$(1,115)	$(3,038)
Change in net unrealized loss on available-for-sale securities	(34)	42	(2)	74
Comprehensive loss	$(180)	$(2,022)	$(1,117)	$(2,964)

Note 2. Restructuring

On November 10, 2004, the Company announced its plan to close the ATMOS research and development facility in Canada to reduce operating expenses and to further align the Company’s business with market conditions, future revenue expectations and planned future product direction. As part of this plan, the Company implemented a reduction in workforce of approximately 20 employees, which represented 20% of its workforce. On July 15, 2005, the Company signed an agreement to sublease the ATMOS facility, which the Company has under a long-term operating lease through 2008.

In February 2007, the Company entered a lease amendment with the landlord to reduce the rental area of the lease premises, as a result of which, on March 31, 2007, the Company’s remaining restructuring estimated lease abandonment accrual was adjusted to $139,000 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

The following table summarizes the activities under the 2004 Restructuring Plan in the first six months of 2007 (amounts in thousands):

Abandoned Space

Restructuring liability at December 31, 2006	$208
Cash payments	(32)
Adjustment	(37)
Restructuring liability at March 31, 2007	$139
Cash payments	(30)
Adjustment	—
Restructuring liability at June 30, 2007	$109

Note 3. Guarantees

Indemnifications

In the ordinary course of business, the Company enters into contracts under which the Company may agree to indemnify the other party to such arrangements from any losses incurred relating to losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to patent infringement. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the fees received by the Company, although in some contracts the Company’s potential obligation may be greater. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$731	$1,104	$1,474	$2,096
Japan	3,353	792	5,649	3,136
Other Asian Countries	245	79	343	265
Europe	—	365	—	365
Total	$4,329	$2,340	$7,466	$5,862

For the three months ended June 30, 2007, NEC represented 74% of total revenue. For the three months ended June 30, 2006, NEC and ST Micro represented 27%, and 15% of total revenue, respectively.  For the first half of 2007, NEC represented 70% of total revenue. For the first half of 2006, NEC, Fujitsu and Yamaha represented 21%, 16% and 11% of total revenue, respectively.

Note 5. Contingencies

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources. As of June 30, 2007, no legal proceedings or claims resulted in such contingencies.

Note 6. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A provision for income taxes of $51,000 and $28,000 was recorded in the first six months of 2007 and 2006, respectively.  The effective income tax rate was (4.8%) and (1.0%) for the six months ended June, 2007 and 2006, respectively, principally for accrued liability for state tax and foreign income taxes.  The effective tax rate for 2007 differed from the statutory federal income tax rate primarily due to the Company’s net operating loss and its valuation allowance related to deferred tax assets. The release of the valuation allowance creates a tax benefit when deferred tax assets such as net operating loss carryforwards are expected to be utilized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company has established a valuation allowance against its net operating loss carryforward and credits due to uncertainty of realizing future benefits.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The evaluation was performed for the tax years ended December 31, 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

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

Stock-based compensation expense of $918,000 and $624,000 was recognized in the unaudited condensed consolidated statement of operation for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, $1.7 million and $1.2 million were recognized as stock-based compensation expense in the unaudited condensed consolidated statement of operation. The total compensation cost of options granted, but not yet vested, as of June 30, 2007 was $7.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.54 years.

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the Statement of Cash Flows. Such tax benefit would have been presented as operating cash flows under SFAS 123. For the quarter ended June 30, 2007 and 2006, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair value of the Company’s share-based payment awards for three months ended June 30, 2007 and 2006 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007		2006
Employee stock options:
Risk-free interest rate	4.6% - 5.1%	5.0%	4.5% - 5.	1%	4.6% - 5.0%
Volatility	44.4% - 45.2%	52.7% - 54.0%	44.4% - 47.7%		52.7% - 56.0%
Expected life (years)	4.0	4.1	4.0		4.1
Dividend yield	0%	0%	0%		0%

The risk-free interest rate is derived from the Daily Treasury Yield Curve Rates as published by Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility is based on the combination of historical volatility, excluding the volatility during the period of one time non-recurring event, which was the aborted Synopsis acquisition for the Company in 2004, and the expected future volatility of the Company’s stock price. The expected term of options granted is derived from historical data based on employee exercises and post-vesting employment termination behavior. The dividend yield of zero is applied because the Company has never paid dividends and has no intention to pay dividends in the near future.

The stock-based compensation expenses for the three and six months ended June 30, 2007 and 2006 above included compensation expense for share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As required by SFAS 123(R), the stock-based compensation expense is calculated with the estimated forfeiture rate. An annualized forfeiture rate of 15% is used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. Under the true-up provisions of SFAS123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of the option activity under all the Company’s stock option plans during the six months ended June 30, 2007 is as follows (amounts in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Options	Weighted Average Exercise Prices
Balance at December 31, 2006	1,006	6,143	$6.27
Additional authorized under the 2000 Plan	500	—	—
Granted	(278)	278	$8.18
Cancelled	187	(187)	$6.52
Exercised	—	(122)	$2.77
Balance at March 31, 2007	1,415	6,112	$6.42
Granted	(277)	277	$8.43
Cancelled	106	(106)	$6.18
Exercised	—	(323)	$5.06
Balance at June 30, 2007	1,244	5,960	$6.59

A summary of the status of the Company’s restricted stock awards during the six months ended June 30, 2007 is as follows (amounts in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2006	74	$5.91
Granted	—	$—
Vested	(22)	$—
Cancelled	—	$—
Non-vested shares at March 31, 2007	52	$5.91
Granted	—	$—
Vested	—	$—
Cancelled	(2)	$5.91
Non-vested shares at June 30, 2007	50	$5.91

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2007 (amounts in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00-$4.09	1,069	6.97	$3.78	642	$3.72
$4.10-$8.00	3,506	7.09	$6.24	1,439	$6.20
$8.01-$10.00	985	5.2	$9.08	387	$9.64
$10.01-$15.69	400	4.40	$11.00	401	$11.00

$1.00-$15.69	5,960	6.58	$6.59	2,869	$6.78

Note 8. Related Party Transaction

One of the Company’s directors is an executive officer of eSilicon Corporation, a customer of the Company. Revenue for the three and six months ended June 30, 2006 included $68,000 and $471,000, respectively, from eSilicon, which represented 3% and 8% of the Company’s total revenue in the second quarter and first half of the year.  The Company did not engage in any transactions with eSilicon Corporation in the first half of 2007.

Note 9. Subsequent Event s

On July 2, 2007, the Company entered into an asset purchase agreement and a transition services agreement with Atmel Corporation (“Atmel”) with respect to the purchase of several mixed signal integrated circuit designs and related assets from Atmel, including the rights to acquire an Atmel subsidiary located in Romania that employs 58 people and another Atmel subsidiary located in Shanghai, China that employs 45 people.  Under the agreement MoSys paid cash, assumed liabilities of acquired subsidiaries, and agreed to reimburse certain pre-closing operating expenses for the total amount of all of which is less than $2.0 million.  Pending required local government approval of the transfer of ownership of these subsidiaries to the Company, Atmel has agreed to operate both entities for the Company at the Company’s expense for a term of up to six months pursuant to a transition services agreement.

On August 8, 2007, MoSys, Inc. (the “Company”) acquired intellectual property and other assets from LSI Design and Integration Corporation (“LDIC”) in a transaction related to the Company’s recent purchase of several mixed signal integrated circuit designs and related assets from Atmel Corporation.  LDIC owned certain base technology related to those designs. Under an asset purchase agreement between the Company and LDIC, dated August 8, 2007, the Company acquired this technology and related assets in exchange for 500,000 shares of restricted stock, which has not been registered by the Company under the Securities Act of 1933, as amended. Out of these 500,000 shares, 300,000 shares issued to LDIC are subject to two year annual vesting and 200,000 shares issued to LDIC are for allocation and future distribution to new employees of the Company as an inducement material to their entering into employment with the Company, in accordance with Nasdaq Marketplace rule 4350(i)(1)(A)(iv), and are subject to vesting annually based on their continued employment for two years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2007 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

MoSys®, 1T-SRAM® and 1T-FLASH™ are our trademarks. Product names, trade names and trademarks of other companies are also referred to in this report.

Overview

We design, develop, market and license memory technologies used by the semiconductor industry and electronic product manufacturers. We have developed patented semiconductor memory technologies, called 1T-SRAM and 1T-FLASH, that offer a combination of high density, low power consumption high speed, and non-volatility at performance and cost levels that other available memory technologies do not match. We license these technologies to companies that incorporate, or embed, memory on complex integrated circuits, such as SoCs.

We generate revenue from the licensing of our memory technologies, which consists of licensing revenues, development services, maintenance and support fees and royalties. Royalty revenues are earned under each of our license agreements when our licensees manufacture or sell products that incorporate any of our 1T-SRAM and 1T-FLASH technologies and report the results to us. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our technologies, to run from 18 to 24 months after the commencement of the project. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from six to twelve months, depending on the complexity of the proposed project and degree of development services required.

In 2005, we began delivering our new family of 1T-SRAM CLASSIC Memory Macro products to licensees. These macros are silicon-proven solutions offering customers rapid memory block integration into their SoC designs. They are pre-configured and require minimal additional customization and we believe they will enable us to increase our penetration of the market for very dense, low power and, high speed embedded memory applications.

We have introduced improved and enhanced versions of our 1T-SRAM technology, such as 1T-SRAM-R, 1T-SRAM-M, and 1T-SRAM-Q.  In the third quarter of 2006, we signed our first development agreement for our 1T-FLASH technology and recognized licensing revenue from this agreement in the second quarter of 2007.

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

Our licensing revenue consists of fees for providing circuit design and layout development services and granting a license to a customer for embedding our memory technology into its product. For some customers, we also provide engineering maintenance and support services to assist in the initial production of products utilizing the licensed technologies. License fees generally range from $100,000 to several million dollars per contract, depending on the licensee’s rights and product’s technology node.  Development service fees are based on the estimated hours needed to complete the work at a standard billing rate.  The licensee generally pays the fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our agreements allow billing between milestones based on work performed. Fees billed prior to revenue recognition are recorded as deferred revenue.

For license agreements that do not require significant development, modification or customization, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, fees are fixed or determinable and collectibility is probable. If any of these criteria is not met, we defer recognizing the revenue until such time as all criteria are met.  When we provide a combination of elements related to licensing, development services and support and maintenance to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables” to determine if objective and reliable evidence exists for the undelivered elements. Based on the historical and current fee structure, we believe we have established vendor specific objective evidence, or VSOE, for its development services and support and maintenance elements.

However, if the agreement involves performance specifications that we have significant experience in meeting and the cost of contract completion can be reasonably estimated, we recognize the development service revenue over the period in which the contract services are performed under the percentage of completion accounting method. We use actual direct labor hours incurred to measure progress towards completion. We periodically evaluate the actual status of each project to determine whether the estimates to complete each contract remain accurate and update our estimated costs to complete as necessary. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period. If the amount of revenue recognized under the percentage of completion method exceeds the amount of billings to a customer, then under the percentage of completion accounting method, we account for the excess amount as an unbilled contract receivable. For agreements involving performance specifications that we have not met and for which we lack the historical experience to reasonably estimate the costs, we defer recognition of all revenue and related direct costs until all deliverables are met and recognize revenue under the completed contract accounting method.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for more than six months, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the six months ended June 30, 2007 and 2006, there were no significant cancelled contracts.

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

The following is a brief discussion of the material changes that occurred during the six months ended June 30, 2007 to the significant accounting policies and estimates disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006:

New Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue.  Total revenue increased to $4.3 million for the three months ended June 30, 2007 from $2.3 million for the three months ended June 30, 2006. Licensing revenue increased by $458,000 to $2.1 million in the second quarter of 2007 mainly due to revenue recognized from a large contract entered in the second quarter of 2007.  Licensing revenue represented 50% of total revenue in the second quarter of 2007, compared to 73% in the same period in 2006. Royalty revenue increased to $2.2 million in the second quarter of 2007 from $639,000 in the same period of 2006, and represented 50% of total revenue in the second quarter of 2007 compared to 27% for the same period in 2006. Royalty revenues increased in the second quarter of 2007 because of higher royalties received from the production of Nintendo gaming devices incorporating our 1T-SRAM technology, compared to the corresponding period of 2006.

A small number of customers continue to account for a significant percentage of our total revenue. For the quarter ended June 30, 2007, NEC represented 74% of total revenue. For the three months ended June 30, 2006, NEC and ST Micro represented 27% and 15% of total revenue, respectively. For information regarding revenues recorded in the three months ended June 30, 2007 from customers, please refer to note 4, “Segment Information,” of Notes to Condensed Consolidated Financial Statements. All of our sales are denominated in U.S. dollars.

Gross Profit.  Gross profit was $3.7 million in the three months ended June 30, 2007, compared to $2.0 million in the same period of 2006 primarily due to an increase in royalty revenue. Gross profit as a percentage of total revenue was 84% in the second  quarter of 2007 and 2006 as lower licensing gross profit in 2007 was offset by higher royalty revenue, which have no associated costs.   Licensing gross profit declined to 69% in the second quarter of 2007 from 78% in the corresponding quarter of 2006 primarily due to a greater number of projects requiring increased levels of developing services and engineering efforts.  The cost also included stock-based compensation expense of $122,000 and $52,000 recorded under SFAS 123(R) for the three months ended June 30, 2007 and 2006, respectively.

Research and Development.  Our research and development expenses include development and design of variations of our technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory designs in the licensees’ products.  Research and development expenses remained consistent at $2.1 million in the second quarter of 2007 and 2006. We increased hiring of engineers in 2007, which led to greater expense but in 2006 we incurred $246,000 of expenses related to government mandated severance pay program offered at a foreign subsidiary recorded.  Stock-based compensation expense of $279,000 and $235,000 under SFAS 123(R) was recorded for the three months ended June 30, 2007 and 2006, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses remained consistent at $2.8 million in the second quarter of 2007 and 2006 as lower legal expenses were offset by higher salary and employee related benefits resulting from increased headcount in the second quarter of 2007. There were no legal expenses for litigation in the second quarter of 2007, compared to $574,000 in the same period of 2006. Stock-based compensation expense of $517,000 and $337,000 under SFAS 123(R) was recorded for the three months ended June 30, 2007 and 2006, respectively.

Interest, Other Income and Expense.  Interest, other income and expense increased to $1.2 million in the second quarter of 2007 from $926,000 in the same period of 2006 primarily due to higher interest rates compared to the corresponding period of 2006.

Provision for Income Taxes.  Our effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  A provision for income taxes of $103,000 and $14,000 was recorded in the second quarter of 2007 and 2006, respectively, to reflect accrued liability for state minimum tax and foreign taxes.

Six Months Ended June 30, 2007 and 2006

Revenue.  Total revenue increased to $7.5 million for the six months ended June 30, 2007 from $5.9 million in the same period of 2006.  Licensing revenue decreased to $3.3 million in the first six months of 2007 from $4.0 million in the same period of 2006 as revenue recognized from new licensing agreements failed to offset a decline in revenue from reduced sales of our CLASSIC Macro products. Reduced CLASSIC Macro product sales resulted from a royalty bearing technology licensing agreement with TSMC we entered in the fourth quarter of 2006, which allowed them to develop and distribute 1T-SRAM macro designs.  Licensing revenue was 44% of total revenue for the first six months of 2007 compared to 68% of total revenue in the corresponding period of 2006. In the six months ended June 30, 2007, royalty revenue increased to $4.1 million from $1.9 million in the same period of 2006, and represented 56% of total revenue, compared to 32% in the same period in 2006.   In the six months ended June 30, 2007, royalty revenue increased in the first six months of 2007 mainly due to higher royalties received from the production of Nintendo gaming devices incorporating our 1T-SRAM technology.

Gross Profit.  Gross profit increased to $6.2 million in the first half of 2007 from $5.1 million in the corresponding period of 2006. Gross profit as a percentage of total revenue decreased to 83% in the six months of 2007 from 87% in the same period of 2006 due to lower licensing gross profit in 2007. Licensing gross profit as a percentage of total revenue decreased to 63% in the first six months of 2007 from 82% in the same period of 2006 primarily due to higher cost for fulfilling our obligations under new license agreements, as explained above.  The cost also included stock-based compensation expense of $222,000 and $104,000 recorded under SFAS 123(R) for the six months ended June 30, 2007 and 2006, respectively.

Research and Development.  Research and development expenses was stable at $4.2 million and $4.1 million in the six months ended June 30, 2007 and 2006, respectively, for reasons explained above. Stock-based compensation expense of $529,000 and $462,000 under SFAS 123(R) was recorded for the first half of 2007 and 2006, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses also remained consistent $5.4 million in the first half of 2007 and 2006 as lower legal expenses were offset by higher costs resulting from increased headcount in 2007.  There were no legal expenses for litigation in the first six months of 2007, compared to $763,000 in the same period of 2006. Stock-based compensation expense of $929,000 and $661,000 under SFAS 123(R) was recorded for the first half of 2007 and 2006, respectively.

Interest, Other Income and Expenses.  Interest, other income and expenses increased to $2.3 million in the first six months of 2007 from $1.4 million in the same period of 2006 due primarily to higher interest rates in the first half of 2007 and the absence of other significant charges in the first half of 2007 such as the one-time charge of $347,000 related to the reimbursement of withholding taxes paid on our behalf by our Japanese customers in the corresponding period of 2006.

Provision for Income Taxes. A provision for income taxes of $51,000 and $28,000 was recorded in the first six months of 2007 and 2006, respectively.  The effective income tax rate was (5%) and (1%) for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2007, we had cash and cash equivalents and long and short-term investments of $87.6 million. As of the same date, we had total working capital of $73.8 million, which included all of the approximately $51.5 million of net proceeds from our initial public offering in June 2001. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues has generally enabled us to steadily improve our liquidity.

Net cash provided by operating activities was $1.9 million in the first six months of 2007, compared to net cash used in operating activities of $3.9 million in the corresponding period of 2006.  For the first half of 2007, the net loss of $1.1 million was offset by the non-cash impact of stock-based compensation under SFAS 123(R) and the higher collection from accounts receivables.  Net cash used in operating activities in the first half of 2006 primarily due to the net loss of $3.0 million, higher accounts receivable balance, and decrease in deferred revenue. The net loss was offset by the non-cash impact of stock-based compensation under SFAS 123 (R).

Net cash used in investing activities was approximately $7.2 million in the first six months of 2007 compared to net cash provided by investing activities of $283,000 in the first half of 2006. The decrease in the first six months of 2007 was primarily due to more active trading in marketable securities. We also purchased computer equipment and software upgrades for a total of approximately $651,000.  Net cash provided by investing activities for the first six months of 2006 resulted primarily from the sale of short-term and long-term marketable securities.

Net cash provided by financing activities was $2.0 million in the first six months of 2007 compared to $2.5 million in the same period of 2006 as fewer shares were purchased from us upon the exercise of stock options in the first half of 2007 compared to the same period of 2006.

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

Lease Commitments and Off Balance Sheet Financing

The impact that our contractual obligations as of June 30, 2007 are expected to have on our liquidity and cash flow in future periods is as follows (amounts in thousands):

	Payment Due by Period
	Less than 1 year	1-3 years	Total
Operating Lease:
Obligations	$667	$763	$1,430
Sublease Income	97	—	97
	$570	$763	$1,333

We did not have any unconditional purchase obligations as of June 30, 2007.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, auction rate securities, corporate-backed debt obligations and mortgage-backed government obligations. The portfolio dollar-weighted average maturity of these investments is within twelve months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $79.7 million as of June 30, 2007 and earn an average interest rate of approximately 5.42% during the first half of 2007, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the first half of 2007, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, which we filed with the Securities and Exchange Commission on March 13, 2007.  The following discussion is of material changes to risk factors disclosed in that report.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose and fail to replace this revenue.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2006, our two largest customers, NEC and Fujitsu represented 27% and 25% of total revenue, respectively. For the three months ended June 30, 2007, NEC represented 74% of total revenue. For the three months ended June 30, 2006, NEC and ST Micro represented 27% and 15% of total revenue, respectively. For the first half of 2007, NEC represented 70% of total revenue.  For the six months ended June 30, 2006, NEC, Fujitsu and Yamaha represented 21%, 16% and 11% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Furthermore, our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2006 has come from the licenses for integrated circuits used by Nintendo. Royalties earned from the production of Nintendo gaming devices incorporating our 1T-SRAM technology represented 16% of total revenue in 2006 and 37% of total revenue in the first half of 2007.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2006, one customer represented 89% of total trade receivables. As of June 30, 2007, three customers represented 69% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Any acquisitions we make, such as our recent asset purchase from Atmel, could disrupt our business and harm our financial condition.

As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have made two of such acquisitions, which were the asset purchase from Atmel in July 2007 and ATMOS in August 2002. Acquisitions present a number of potential challenges that could, if not overcome, disrupt our business operations, negatively affect our operating results and cash flows and reduce the value to us of the acquired company or asset purchased, including—

•              uncertainty related to future revenues;

•              increased operating expenses and cost structure;

•              integration of the acquired employees, operations, technologies and products with our existing business and products;

•              focusing management’s time and attention on our core business;

•              retention of business relationships with suppliers and customers of the acquired business;

•              entering markets in which we lack prior experience;

•              retention of key employees of the acquired business; and

•              amortization of intangible assets, write-offs, stock-based compensation and other charges relating to the acquired business and our acquisition costs.

In particular, we cannot  be assured of any revenue from the mixed signal integrated circuit designs and related assets that we acquired from Atmel in July 2007, but we expect the personnel and other costs that we have acquired in that acquisition to increase our operating expenses by approximately $1.2 million for the remainder of 2007.

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a)      The 2007 Annual Meeting of Stockholders of MoSys, Inc. was held at 9:30 a.m. Pacific Daylight Time, on May 25, 2007 at the Company’s corporate headquarters at 755 N. Mathilda Avenue, Sunnyvale, California 94085.

The proposal presented at the meeting was:

1.               To elect six members of the Board of Directors to hold office until the next annual meeting of stockholders.

(b)     Each of the six individuals nominated to serve as a member of the Board of Directors was elected to hold office until the next annual meeting of stockholders and received the number of votes set forth below:

	For	Withhold
Carl E. Berg	28,489,519	1,936,624
Chenming Hu	25,603,848	4,822,295
Tommy Eng	29,432,679	993,464
James D. Kupec	28,885,106	1,541,037
Chi-Ping Hsu	25,609,542	4,816,601
Chester J. Silvestri	27,126,637	3,299,506

ITEM 5. Other Events

Effective August 2, 2007, Raj Singh resigned as Vice President of Worldwide Sales.  Pursuant to a separation agreement dated as of August 2, 2007, Mr. Singh was paid $24,000 and two months of health care coverage.

ITEM 6. Exhibits

(a)   Exhibits

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2007

/s/ Chester J. Silvestri
Chester J. Silvestri
Chief Executive Officer and President

Dated: August 8, 2007

/s/ James R. Pekarsky
James R. Pekarsky
Vice President of Finance and Administration and
Chief Financial Officer