Form 10-Q
period 2007-09-30
MoSys, Inc.
filed 2007-11-09
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐     No ☒

As of October 31, 2007, 32,644,813 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and per share data)

	September 30,	December 31,
	2007	2006*
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$35,190	$11,118
Short-term investments and auction rate securities	36,257	70,689
Accounts receivable, net	829	2,491
Unbilled contract receivable	1,218	360
Prepaid expenses and other current assets	2,156	2,831
Total current assets	75,650	87,489
Long-term investments	14,189	2,492
Property and equipment, net	1,516	855
Goodwill	12,326	12,326
Intangible assets, net	2,362	—
Other assets	464	598
Total assets	$106,507	$103,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$518	$307
Accrued expenses and other liabilities	1,896	1,865
Deferred revenue	194	619
Total current liabilities	2,608	2,791
Long-term portion of restructuring liability	—	54
Total liabilities	2,608	2,845
Commitment and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 32,643 shares and 31,638 shares issued and outstanding at September 30, 2007 and December 31, 2006	326	316
Additional paid-in capital	113,692	106,850
Accumulated other comprehensive loss	(9)	(79)
Retained deficit	(10,110)	(6,172)
Total stockholders' equity	103,899	100,915
Total liabilities and stockholders' equity	$106,507	$103,760

* Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue:
Licensing	$1,548	$3,333	$4,865	$7,302
Royalty	2,421	705	6,570	2,598
Total net revenue	3,969	4,038	11,435	9,900

Cost of net revenue
Licensing	670	172	1,912	906
Total cost of net revenue	670	172	1,912	906

Gross profit	3,299	3,866	9,523	8,994

Operating expenses:
Research and development	3,241	2,018	7,420	6,099
Selling, general and administrative	2,945	3,350	8,350	8,785
In-process research and development	966	—	966	—
Amortization of acquired intangible assets	197	—	197	—
Litigation Settlement	—	2,400	—	2,400
Total operating expenses	7,349	7,768	16,933	17,284

Loss from operations	(4,050)	(3,902)	(7,410)	(8,290)
Interest, other income and expenses	1,209	1,043	3,505	2,421
Loss before provision for income taxes	(2,841)	(2,859)	(3,905)	(5,869)
Benefit (provision) for income taxes	18	(8)	(33)	(36)
Net loss	$(2,823)	$(2,867)	$(3,938)	$(5,905)

Net loss per share:
Basic	$(0.09)	$(0.09)	$(0.12)	$(0.19)
Diluted	$(0.09)	$(0.09)	$(0.12)	$(0.19)
Shares used in computing net loss per share:
Basic	32,274	31,386	31,950	31,233
Diluted	32,274	31,386	31,950	31,233
Allocation of stock-based compensation to cost of net revenue and operating expenses included above
Cost of net revenue	$95	$23	$317	$126
Research and development	270	279	799	741
Selling, general and administrative	529	401	1,458	1,063
	$894	$703	$2,574	$1,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,938)	$(5,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	435	361
Amortization of intangible assets	197	—
In-process research and development	966	—
Stock based compensation	2,574	1,930
Allowance for doubtful accounts	—	(105)
Changes in current assets and liabilities:
Accounts receivable	1,662	256
Unbilled contract receivable	(858)	316
Prepaid expenses and other assets	800	315
Deferred revenue	(425)	(1,007)
Accounts payable	211	429
Accrued expenses and other liabilities	100	1,792
Restructuring liability	(123)	(38)
Net cash provided by (used in) operating activities	1,601	(1,656)

Cash flows from investing activities:
Purchase of property and equipment	(1,095)	(83)
Purchase of intangible assets	(1,404)	—
Proceeds from sales and maturity of marketable securities	186,290	43,059
Purchase of marketable investments	(163,485)	(46,898)
Net cash provided by (used in) investing activities	20,306	(3,922)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,806	2,591
Repurchase of common stock	(641)	—
Net cash provided by financing activities	2,165	2,591

Net decrease in cash and cash equivalents	$24,072	$(2,987)

Cash and cash equivalents at beginning of period	11,118	9,171
Cash and cash equivalents at end of period	$35,190	$6,184

Non-cash investing and financing activities:
Acquisition of intangible assets by issuance of restricted stock	$2,121	—

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.

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

For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of all revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the cost of services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. In the nine months ended September 30, 2007, the Company recognized $128,000 of revenue under the completed contract method.  For the comparable period of 2006, no revenue was recognized under the completed contract method.

Under the support and maintenance arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided.  Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. Revenue from support and maintenance represented $385,000 and $236,000 in the first nine months ended September 30, 2007 and 2006, respectively, and was included in licensing revenue in the consolidated statement of operations.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general, license contracts signed since the beginning of 2002 allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the nine months ended September 30, 2007, no license revenue was recognized from cancelled contracts.  During the nine months ended September 30, 2006, the Company recognized $225,000 of license revenue from cancelled contracts.

Royalty

Licensing contracts also provide for royalty payments at a stated rate based on actual units produced and require licensees to report the manufacture or sale of products that include the Company’s technologies after the end of the quarter in which the sale or manufacture occurs. The Company generally recognizes royalties in the quarter in which the Company receives the licensee’s report. However, due to a contract amendment with a customer in the fourth quarter of 2006, the Company started to recognize royalty revenue in the same quarter in which the units are sold by this customer. In addition, beginning with the first quarter of 2006, the Company has been recognizing revenue from two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when the Company enters into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, these prepaid royalties are non-refundable. Revenue is recognized upon execution of the contract provided that no further performance obligations exist.  Pre-production, prepaid royalties are recorded as license revenues.  Post-production, pre-paid royalties are recorded as royalty revenues.

Cost of revenue

Licensing

Cost of licensing revenue consists primarily of engineering costs directly related to engineering development projects specified in agreements the Company has with its licensees. These projects typically include customization of the circuitry to enable embedding our memory on a licensee’s integrated circuit and may include engineering support to assist in the commencement of production of a licensee’s products. The Company recognizes costs of licensing revenue in the following manner:

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

Goodwill

The Company reviews goodwill recorded from the acquisition of ATMOS Corp. in August 2002 for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Using the guidance in SFAS No. 142, the Company has determined that it has only one reporting unit at the entity level. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company must record an impairment loss equal to the difference. The Company performed its annual impairment test during the third quarter of 2007, and the test did not indicate impairment of goodwill as of September 30, 2007.

Intangible Assets

The Company recognizes and measures the intangible asset acquired based on its fair value, or in the case of a group of intangible assets acquired, based on each asset’s relative fair value in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company uses a range of valuation methodologies, including the income approach and the cost approach. The appropriateness of each approach varies with the type of asset being valued. The income approach values an asset based on the earnings capacity of the assets. The cost approach is based on the theory that a prudent investor would pay no more than the cost of constructing a similar asset of like utility at prices applicable at the time of the valuation. The Company assesses the impairment of identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. In the identifiable intangibles impairment analysis, if events or circumstances exist that indicate that the carrying value of an asset may not be recoverable, the fair value of each asset is compared to its carrying value. If the asset’s carrying value is not recoverable and exceeds its fair value, the Company would record an impairment loss equal to the difference between the carrying value of the asset and its fair value.  As of September 30, 2007, the Company found no indicators of potential impairment.

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

Allowance for Doubtful Accounts

The Company determines its allowance for doubtful accounts to ensure its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written off after management has determined that collection is not possible. There was no recorded allowance for doubtful accounts as of September 30, 2007 and December 31, 2006.

Unbilled contracts receivable

Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable. The Company reported a balance of $1.2 million and $360,000 of unbilled contracts receivable as of September 30, 2007 and December 31, 2006, respectively.

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

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the impact of including potential common shares is anti-dilutive.  Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options. Excluded from the computations of diluted net loss per share for the three months ended September 30, 2007 and 2006 were stock options and restricted stock to purchase 522,000 and 885,000 shares, respectively. For the nine months ended September 30, 2007 and 2006, the Company excluded from the computations of diluted net loss per share stock options and restricted stock to purchase 787,000 and 1.2 million shares, respectively. All of those options had exercise prices greater than the average market prices of common stock at the end of each period as their inclusion would be anti-dilutive.

Income taxes

The Company accounts for deferred income taxes under the asset and liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of September 30, 2007 and December 31, 2006, net deferred tax assets of zero and $1.3 million, respectively, were included in prepaid expenses and other current assets.

Comprehensive loss

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the financial statements. The Company’s only component of comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss as of September 30, 2007 and December 31, 2006 was $9,000 and $79,000, respectively.

The changes in other comprehensive loss were as follows, for the three and six months ended September 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(2,823)	$(2,867)	$(3,938)	$(5,905)
Change in net unrealized loss on available-for-sale securities	72	178	70	252
Comprehensive loss	$(2,751)	$(2,689)	$(3,868)	$(5,653)

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

The following table summarizes the activities under the 2004 Restructuring Plan in the first nine months of 2007 (amounts in thousands):

Abandoned
Space
Restructuring liability at December 31, 2006	$208
Cash payments	(32)
Adjustment	(37)
Restructuring liability at March 31, 2007	$139
Cash payments	(30)
Adjustment	0
Restructuring liability at June 30, 2007	$109
Cash payments	(30)
Adjustment	6
Restructuring liability at September 30, 2007	$85

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

Note 4. Segment Information

The Company operates in a single industry segment, supplying semiconductor memories to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$377	$649	$1,851	$2,662
Japan	3,470	3,131	9,119	6,267
Other Asian Countries	122	258	465	606
Europe	—	—	—	365
Total	$3,969	$4,038	$11,435	$9,900

For the three months ended September 30, 2007, NEC represented 83% of total revenue. For three months ended September 30, 2006, Fujitsu represented 68% of total revenue.  For the first nine months of 2007, NEC represented 75% of total revenue. For the nine months ended September 30, 2006, Fujitsu and NEC represented 37% and 14% of total revenue, respectively.

Note 5. Commitment and Contingencies

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources.

Note 6. Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A provision for income taxes of $33,000 and $36,000 was recorded in the first nine months of 2007 and 2006, respectively.  The effective income tax rate was (0.8%) and  (0.6%) for the nine months ended September 30, 2007 and 2006, respectively, principally for accrued liability for state tax and foreign income taxes.  The effective tax rate for 2007 differed from the statutory federal income tax rate primarily due to the Company’s net operating loss and its valuation allowance related to deferred tax assets. The release of the valuation allowance creates a tax benefit when deferred tax assets such as net operating loss carryforwards are expected to be utilized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company has established a valuation allowance against its net operating loss carryforward and credits due to uncertainty of realizing future benefits.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The evaluation was performed for the tax years ended December 31, 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results.  In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.

Note 7. Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which establishes accounting for recognizing the fair value of the stock-based payment awards, using the modified prospective transition method. Accordingly, the expense of these awards is recognized over the requisite service period, usually the vesting period, based on the grant-date fair value.

Stock-based compensation expense of $894,000 and $703,000 was recognized in the unaudited condensed consolidated statement of operation for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, $2.6 million and $1.9 million were recognized as stock-based compensation expense in the unaudited condensed consolidated statement of operation. The total compensation cost of options granted, but not yet vested, as of September 30, 2007 was $9.6 million, which is expected to be recognized as expense over a weighted average period of approximately 2.71 years.

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the Statement of Cash Flows. Such tax benefit would have been presented as operating cash flows under SFAS 123. For the quarters ended September 30, 2007 and 2006, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

On August 8, 2007, the Company acquired intellectual property and other assets from LSI Design and Integration Corporation (“LDIC”) and issued 500,000 shares of common stock with a grant date fair value of $7.07 per share to LDIC. Of these 500,000 shares, 300,000 shares are subject to vesting in equal annual installments on each of the first two anniversaries of the closing date. The fair value of these shares was included in the purchase price of the asset acquisition. LDIC has agreed to allocate the remaining 200,000 shares for future distribution to new employees to be hired by the Company in connection with the Atmel acquisition described under Note 9, below.  These shares will vest in equal annual installments on each of the first two anniversaries of the closing date, subject to the continued employment in each instance of the employee to whom LDIC must allocate them and will be accounted for as compensation expense over the vesting period.  To the extent that service is required from the new employees, the fair value of these shares is recognized as compensation cost over the vesting period.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair value of the Company’s share-based payment awards for three months ended September 30, 2007 and 2006 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee stock options:	2007	2006	2007	2006
Risk-free interest rate	4.1% - 4.9%	4.5% - 5.1%	4.1% - 5.1%	4.5% -5.1%
Volatility	43.7% - 47.1%	50.2% -51.6%	43.7% - 47.7%	50.2% - 56.0%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	0%	0%	0%	0%

The risk-free interest rate is derived from the Daily Treasury Yield Curve Rates as published by Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility is based on the combination of historical volatility, excluding the volatility during the period of a one time non-recurring event, which was the aborted acquisition of the Company by Synopsis, Inc. in 2004, and the expected future volatility of the Company’s stock price. The expected term of options granted is derived from historical data based on employee exercises and post-vesting employment termination behavior. The dividend yield of zero is applied because the Company has never paid dividends and has no intention to pay dividends in the near future.

The stock-based compensation expenses for the three and nine months ended September 30, 2007 and 2006 above included compensation expense for share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As required by SFAS 123(R), the stock-based compensation expense is calculated with the estimated forfeiture rate. An annualized forfeiture rate of 15% has been used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of the option activity under all the Company’s stock option plans during the nine months ended September 30, 2007 is as follows (amounts in thousands, except exercise price):

	Options Outstanding
			Weighted
			Average
	Available	Number of	Exercise
	for Grant	Options	Prices
Balance at December 31, 2006	1,006	6,143	$6.27
Additional authorized under the 2000 Plan	500	—	—
Granted	(278)	278	$8.18
Cancelled	187	(187)	$6.52
Exercised	—	(122)	$2.77
Balance at March 31, 2007	1,415	6,112	$6.42
Granted	(277)	277	$8.43
Cancelled	106	(106)	$6.18
Exercised	—	(323)	$5.06
Balance at June 30, 2007	1,244	5,960	$6.59
Granted	(1,184)	1,184	$7.43
Cancelled	334	(334)	$7.24
Exercised	—	(163)	$4.69
Balance at September 30, 2007	394	6,648	$6.76

A summary of the status of the Company’s restricted stock awards during the nine months ended September 30, 2007 is as follows (amounts in thousands, except fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2006	65	$5.91
Granted	—	$—
Vested	(22)	$5.91
Cancelled	—	$—
Non-vested shares at March 31, 2007	43	$5.91
Granted	—	$—
Vested	—	$—
Cancelled	(2)	$5.91
Non-vested shares at June 30, 2007	41	$5.91
Granted	500	$7.07
Vested	—	$—
Cancelled	(2)	$5.91
Non-vested shares at September 30, 2007	539	$6.99

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2007 (amounts in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Price	Outstanding	(in Years)	Exercise Price	Exercisable	Exercise Price
$1.00-$4.09	806	6.82	$3.85	519	$3.85
$4.10-$8.00	4,023	6.84	$6.22	1,692	$6.02
$8.01-$10.00	1,433	5.23	$8.79	410	$9.56
$10.01-$15.69	387	4.31	$10.98	387	$10.98
$1.00-$15.69	6,648	6.35	$6.76	3,007	$6.76

Note 8. Stock Repurchase Plan

On August 28, 2007, the Company announced that its board of directors authorized to purchase up to $19.5 million of its common stock over the next twelve months. The share repurchases may be made from time to time in the open market subject to market conditions and other factors, including self-imposed black-out periods during which the Company and its insiders are prohibited from trading in the Company’s common stock. While blackout periods typically occur towards the end of a fiscal quarter in anticipation of the public release of quarterly earnings, the Company may impose a blackout period at any time without advance public notice. These repurchases may be commenced or suspended at any time or from time to time without prior notice. As of September 30, 2007, the Company had repurchased 99,000 shares of common stock for approximately $641,000. All shares repurchased were retired in the third quarter of 2007.

Note 9. Asset Acquisitions

On July 2, 2007, the Company entered into an asset purchase agreement and a transition services agreement with Atmel Corporation (“Atmel”) with respect to the purchase of several mixed signal integrated circuit designs and related assets from Atmel, including the rights to acquire an Atmel subsidiary located in Romania that employs 58 people and another Atmel subsidiary located in Shanghai, China that employs 45 people. Under the agreement MoSys paid cash, assumed net liabilities of acquired subsidiaries, and agreed to reimburse certain pre-closing operating expenses for the total amount of $1.4 million. The first of the acquired mixed signal technologies that the Company expects to license to customers is a single-chip analog front end for blue laser DVD’s. An advantage of this solution is that both Blue Ray and HD formats are supported in a single chip implementation, which targets the consumer home entertainment market.

On August 8, 2007, the Company acquired intellectual property and other assets from LDIC, as described under Note. 7 in a transaction related to the Atmel acquisition. The Company acquired this technology and related assets in exchange for 500,000 shares of common stock with the grant-date fair value of $7.07 per share. Of the 500,000 shares issued by the Company for the LDIC acquisition, 300,000 shares valued at $7.07 have been recorded as intangible assets.  The Company recorded the fair value of these shares of $2.1 million as part of the purchase consideration. In addition, the agreement calls for an earn-out payment equal to 25% of the revenues generated by the Company from the integrated circuit designs acquired from Atmel that are recognized in the first 12 calendar months following the closing date.  Any such payments will be recorded as additional purchase consideration.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” the Company has determined that the purchase of assets did not have the necessary outputs and infrastructure to meet the definition of a business and therefore, was not accounted for as a business combination. Accordingly, no goodwill was recorded for this acquisition. The Company has also evaluated the specified assets and, in accordance with SFAS 142, “Goodwill and Other intangible Assets,” and has allocated the cost of the acquisition to the individual assets based on their relative fair values, without any goodwill. The Company is amortizing the amortizable identified intangible assets based on their respective useful lives, ranging from three to five years.

The components of purchased intangible assets are as follows (in thousands):

Developed technology	$1,559
In-process research and development	966
Patents	495
Assembled workforce	493
Business permits	12
Total intangible assets acquired	$3,525

Note 10. Related Party Transaction

One of the Company’s directors is an executive officer of eSilicon Corporation (“eSilicon”), a customer of the Company. Revenue for the three and nine months ended September 30, 2007 included $25,000 from eSilicon, which represented 0.6% and 0.2% of the Company’s total revenue in the third quarter and first nine months of the year, respectively.  Revenue for the nine months ended September 30, 2006 included $471,000 from eSilicon, which represented 5% of the Company’s total revenue in the first nine months of that year.  In addition, another one of the Company’s directors serves as a chairman of the board of directors of Luminary Micro Corporation (“Luminary”). Revenue for the nine months ended September 30, 2007 included $128,000 from Luminary, which represented 1% of the Company’s total revenue in the first nine months of the year. There was no revenue recognized from Luminary in the same period of 2006.

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

We generate revenue from the licensing of our memory technologies, which consists of licensing revenues, development services, maintenance and support fees and royalties. Royalty revenues are earned under each of our license agreements when our licensees manufacture or sell products that incorporate any of our technologies and report the results to us. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our technologies, to run from 18 to 24 months after the commencement of the project. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from six to twelve months, depending on the complexity of the proposed project and degree of development services required.

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

In July 2007, we entered into an asset purchase agreement and a transition services agreement with Atmel with respect to the purchase of several mixed signal integrated circuit designs and related assets from Atmel, including the rights to acquire Atmel subsidiaries employing a total of 103 engineers located in Romania and China. In August 2007, we acquired related intellectual property from LDIC. The first of the acquired mixed signal technologies that we expect to license to customers is a single-chip analog front end for blue laser DVD’s. An advantage of this solution is that both Blue Ray and HD formats are supported in a single chip implementation, which targets the consumer home entertainment market.

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

Our licensing revenue consists of fees for providing circuit design and layout development services and granting a license to a customer for embedding our memory technology into its product. For some customers, we also provide engineering maintenance and support services to assist in the initial production of products utilizing the licensed technologies. License fees generally range from $100,000 to several million dollars per contract.  Development service fees are based on the estimated hours needed to complete the work at a standard billing rate.  The licensee generally pays the fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our agreements allow billing between milestones based on work performed. Fees billed prior to revenue recognition are recorded as deferred revenue.

For license agreements that do not require significant development, modification or customization, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, fees are fixed or determinable and collectibility is probable. If any of these criteria is not met, we defer recognizing the revenue until such time as all criteria are met.  When we provide a combination of elements related to licensing, development services and support and maintenance to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables” to determine if objective and reliable evidence exists for the undelivered elements. Based on the historical and current fee structure, we believe we have established vendor specific objective evidence, or VSOE, for our development services and support and maintenance elements.

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

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of our licensing business, and most of our contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. We will consider a project to have been canceled even in the absence of specific notice from our licensee, if there has been no activity under the contract for more than six months, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the nine months ended September 30, 2007, no license revenue was recognized from cancelled contracts.  During the nine months ended September 30, 2006, we recognized $225,000 of license revenue from cancelled contracts.

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

The following is a brief discussion of the material changes that occurred during the nine months ended September 30, 2007 to the significant accounting policies and estimates disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006:

Intangible Assets

We recognize and measure the intangible asset acquired based on its fair value, or in the case of a group of intangible assets acquired, based on each asset’s relative fair value in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We use a range of valuation methodologies, including the income approach and the cost approach. The appropriateness of each approach varies with the type of asset being valued. The income approach values an asset based on the earnings capacity of the assets. The cost approach is based on the theory that a prudent investor would pay no more than the cost of constructing a similar asset of like utility at prices applicable at the time of the valuation. We assess the impairment of identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. In the identifiable intangibles impairment analysis, if events or circumstances exist that indicate that the carrying value of an asset may not be recoverable, the fair value of each asset is compared to its carrying value. If the asset’s carrying value is not recoverable and exceeds its fair value, we would record an impairment loss equal to the difference between the carrying value of the asset and its fair value.  As of September 30, 2007, we found no indicators of potential impairment.

New Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We currently are evaluating the impact of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We currently are assessing the impact of SFAS No. 159 on its financial statements.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue.  Total revenue for the three months ended September 30, 2007 and 2006 was approximately the same. Licensing revenue declined to $1.5 million in the third quarter of 2007 from $3.3 million in the corresponding period of 2006 as royalty revenue increased to $2.4 million in the third quarter of 2007 from $705,000 in the same period of 2006. Royalties represented 61% of total revenue in the third quarter of 2007, compared to 17% for the same period in 2006. Licensing revenue represented 39% of total revenue in the third quarter of 2007, compared to 83% in the same period in 2006. Royalty revenues increased in the third quarter of 2007 because of higher royalties received from the production of Nintendo gaming devices incorporating our 1T-SRAM technology, compared to the corresponding period of 2006. Licensing revenues have declined because we have not concluded any technology licenses with significant integrated device manufacturers for the past two quarters and our pipeline of new licenses for customer development projects has been growing slowly.

A small number of customers continue to account for a significant percentage of our total revenue. For the quarter ended September 30, 2007, NEC represented 83% of total revenue. For the three months ended September 30, 2006, Fujitsu represented 68% of total revenue.  For the nine months ended September 2007, NEC represented 75% of total revenue. Fujitsu and NEC represented 37% and 14% of total revenue, respectively, in the same period of 2006.  For information regarding revenues recorded in the three months ended September 30, 2007 from customers, please refer to note 4, “Segment Information,” of Notes to Condensed Consolidated Financial Statements. All of our sales are denominated in U.S. dollars.

Gross Profit.  Gross profit was $3.3 million in the three months ended September 30, 2007, compared to $3.9 million in the same period of 2006 primarily due to lower gross profit from licensing revenue. Gross profit as a percentage of total revenue decreased to 83% in the third quarter of 2007 from 96% in the corresponding period of 2006 as higher royalty revenue failed to offset lower licensing gross profit in 2007.  Licensing revenue gross profit declined to 57% in the third quarter of 2007 from 95% in the corresponding quarter of 2006 primarily due to a greater number of projects requiring increased levels of developing services and engineering efforts, and the lack of revenue from a high margin contract in the mix of recognized licensing revenue in the third quarter of 2006.  Cost of licensing revenue also included stock-based compensation expense of $95,000 and $23,000 recorded under SFAS 123(R) for the three months ended September 30, 2007 and 2006, respectively.

Research and Development.  Our research and development expenses include development and design of variations of our technologies for use in different manufacturing processes used by licensees and the development and testing of prototypes to prove the technological feasibility of embedding our memory and analog/mixed signal designs in the licensees’ products.  Research and development expenses increased to $3.2 million in the third quarter of 2007 from $2.0 million in the same quarter of 2006 primarily because we incurred approximately $1.2 million of additional operating expenses related to the recent Atmel and LDIC acquisitions. We expect to incur additional operating expenses of at least $1.2 million per quarter for the foreseeable future.  Stock-based compensation expense of $270,000 and $279,000 under SFAS 123(R) was recorded for the three months ended September 30, 2007 and 2006, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $2.9 million in the third quarter of 2007 from $3.4 million in the same period of 2006 as lower legal expenses were offset by higher salaries resulting from increased headcount in the sales and marketing organization in the third quarter of 2007. There were no legal expenses for litigation in the third quarter of 2007, compared to $816,000 in the same period of 2006. Stock-based compensation expense of $529,000 and $401,000 under SFAS 123(R) was recorded for the three months ended September 30, 2007 and 2006, respectively.

In-process Research and Development; Amortization of Acquired Intangible Assets.   Our in-process research and development charge represents technology development efforts that were underway at the time of the acquisitions for which technological feasibility had not yet been established.   We recorded the in-process research and development charge of

$966,000 in the third quarter of 2007 upon completion of the recent asset acquisitions from Atmel and LDIC because acquired technologies required a significant effort to reach technological feasibility and no future alternative uses for these technologies existed. The fair value of the in-process research and development was determined by estimating the present value of the net cash flows we believed would result from the acquired technologies.  There was no in-process research and development expense in the same period of 2006.

We amortize the identified intangible assets that we purchased in these acquisitions based on their respective useful lives, ranging from three to five years. For the three months ended in September 30, 2007, we recorded $197,000 of amortization of intangible assets. There was no amortization of intangible assets in the same period of 2006.

Litigation Settlement.  Litigation settlement reflected a one time settlement charge of $2.4 million related the settlement agreement we entered into with UniRAM on October 24, 2006.

Interest, Other Income and Expense.  Interest, other income and expense increased to $1.2 million in the third quarter of 2007 from $1.0 million in the same period of 2006 primarily due to higher interest rates earned on our investments compared to the corresponding period of 2006.

Provision for Income Taxes.  Our effective tax rate is based on the estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  A benefit for income taxes of $18,000 and a provision of $8,000 were recorded in the third quarter of 2007 and 2006, respectively, to reflect accrued liability for state minimum tax and foreign taxes, including a true-up of 2006 foreign taxes in 2007.

Nine Months Ended September 30, 2007 and 2006

Revenue.  Total revenue increased to $11.4 million for the nine months ended September 30, 2007 from $9.9 million in the same period of 2006.  Licensing revenue decreased to $4.8 million in the first nine months of 2007 from $7.3 million in the same period of 2006 as revenue recognized from new licensing agreements failed to offset a decline in revenue from licenses of our CLASSIC Macro products and high margin technology license agreements. We believe that licensing revenue from CLASSIC Macros declined primarily because in the fourth quarter of 2006, we entered into a royalty bearing technology licensing agreement with TSMC that allows TSMC to develop and distribute 1T-SRAM macro designs.  We believe this arrangement with TSMC ultimately will be beneficial because a substantial percentage of potential licensees for our basic IT-SRAM technologies will use TSMC for foundry services. Licensing revenue was 43% of total revenue for the first nine months of 2007 compared to 74% of total revenue in the corresponding period of 2006. In the nine months ended September 30, 2007, royalty revenue increased to $6.6 million from $2.6 million in the same period of 2006, and represented 57% of total revenue, compared to 26% in the same period in 2006.   In the nine months ended September 30, 2007, royalty revenue increased mainly due to higher royalties received from the production of Nintendo gaming devices incorporating our 1T-SRAM technology.

Gross Profit.  Gross profit increased to $9.5 million in the first nine months of 2007 from $9.0 million in the corresponding period of 2006. Gross profit as a percentage of total revenue decreased to 83% in the nine months of 2007 from 91% in the same period of 2006 due to lower licensing gross profit in 2007. Licensing gross profit as a percentage of total revenue decreased to 61% in the first nine months of 2007 from 88% in the same period of 2006 primarily due to higher cost for fulfilling our obligations under new license agreements, as explained above.  Cost of licensing revenue also included stock-based compensation expense of $317,000 and $127,000 recorded under SFAS 123(R) for the nine months ended September 30, 2007 and 2006, respectively.

Research and Development.  Research and development expenses increased to $7.4 million in the nine months ended September 30, 2007 from $6.1 million in the corresponding period of 2006 due to approximately $1.2 million of additional operating expenses incurred as a result of the Atmel and LDIC asset acquisitions.  Stock-based compensation expense of $799,000 and $741,000 under SFAS 123(R) was recorded for the nine months of 2007 and 2006, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $8.4 million in the first nine months of 2007 from $8.8 million in the same period of 2006 because of lower legal expenses, which included substantial litigation expense in 2006.  On the other hand, personnel costs have increased as a result of our higher headcount in 2007.  There were no legal expenses for litigation in the first nine months of 2007, compared to $1.4 million in the same period of 2006. Stock-based compensation expense of $1.5 million and $1.1 million under SFAS 123(R) was recorded for the first nine months of 2007 and 2006, respectively.

Interest, Other Income and Expenses.  Interest, other income expenses increased to $3.5 million in the first nine months of 2007 from $2.4 million in the same period of 2006 due primarily to higher interest rates earned on our investments in the first nine months of 2007 and the absence of other significant charges in the first nine months of 2007 such as the one-time charge of $347,000 related to the reimbursement of withholding taxes paid on our behalf by our Japanese customers in the corresponding period of 2006.

Provision for Income Taxes.  A provision for income taxes of $33,000 and $36,000 was recorded in the first nine months of 2007 and 2006, respectively.  The effective income tax rate was (0.8%) and (0.6%) for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2007, we had cash and cash equivalents and long and short-term investments of $85.6 million. As of the same date, we had total working capital of $73.0 million, which included all of the approximately $51.5 million of net proceeds from our initial public offering in June 2001. Our primary capital requirements are to fund working capital needs. We believe that our current focus on licensing and royalty revenues has generally enabled us to steadily improve our liquidity.

Net cash provided by operating activities was $1.6 million in the first nine months of 2007, compared to net cash used in operating activities of $1.7 million in the corresponding period of 2006.  For the first nine months of 2007, the net loss of $3.9 million was offset by the non-cash impact of stock-based compensation under SFAS 123 (R) and higher collection of accounts receivable.  Net cash used in operating activities in the nine months of 2006 primarily consisted of the net loss of $5.9 million offset by the accrued litigation settlement and the non-cash impact of stock-based compensation under SFAS 123 (R).

Net cash provided by investing activities was approximately $20.3 million in the first nine months of 2007 compared to net cash used in investing activities of $3.9 million in the corresponding period of 2006. The increase in the first nine months of 2007 was primarily due to dispositions of marketable securities, net of purchase of short term and long term investment securities. Net cash used in investing activities in the nine months of 2007 also included cash paid for our recent acquisition of $1.4 million and purchases of computer equipment and software upgrades for a total of approximately $1.1 million.  Net cash used in investing activities in the first nine months of 2006 mainly reflected the additional purchase of marketable securities, net of proceeds from dispositions of short term and long term investment securities.

Net cash provided by financing activities was $2.2 million in the first nine months of 2007 compared to $2.6 million in the same period of 2006 as higher proceeds upon exercise of our common stock by employees were offset by $641,000 of stock repurchased under our stock repurchase program in the first nine months of 2007.

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

Lease Commitments and Off Balance Sheet Financing

The impact that our contractual obligations as of September 30, 2007 are expected to have on our liquidity and cash flow in future periods is as follows (amounts in thousands):

	Payment Due by Period
	Less than 1 year	1-3 years	Total
Operating Lease:
Obligations	$589	$674	$1,263
Sublease Income	69	—	69
	$520	$674	$1,194

We did not have any unconditional purchase obligations as of September 30, 2007.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Our investment portfolio consists of money market funds, auction rate securities, corporate-backed debt obligations and mortgage-backed government obligations. The portfolio dollar-weighted average maturity of these investments is within twelve months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $50.4 million as of September 30, 2007 and earn an average interest rate of approximately 5.19% during the first nine months of 2007, are subject to interest rate risks. However, based on the investment portfolio contents and our ability to hold these investments until maturity, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the nine months of 2007, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended September 30, 2007, NEC represented 83% of total revenue. For three months ended September 30, 2006, Fujitsu represented 68% of total revenue.  For the first nine months of 2007, NEC represented 75% of total revenue. For the nine months ended September 30, 2006, Fujitsu and NEC represented 37% and 14% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Furthermore, our royalty revenue has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2006 has come from the licenses for integrated circuits used by Nintendo. Royalties earned from the production of Nintendo gaming devices incorporating our 1T-SRAM technology represented 16% of total revenue in 2006 and 40% of total revenue in the first nine months of 2007.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2006, one customer represented 89% of total trade receivables. As of September 30, 2007, four customers represented 94% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Any acquisitions we make, such as our recent asset purchase from Atmel, could disrupt our business and harm our financial condition.

As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have made two of such acquisitions, which were the asset purchase from Atmel in July 2007 and LDIC in August 2007 and our acquisition of ATMOS in August 2002. Acquisitions present a number of potential challenges that could, if not overcome, disrupt our business operations, negatively affect our operating results and cash flows and reduce the value to us of the acquired company or asset purchased, including—

•                                          uncertainty related to future revenues;

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

In particular, we cannot be assured of any revenue from the mixed signal integrated circuit designs and related assets that we acquired from Atmel in July 2007.  Moreover, we expect to incur additional operating expenses of at least $1.2 million per quarter going forward as a result of this acquisition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Unregistered sales of equity securities:

On August 8, 2007, we issued 500,000 shares of common stock to LDIC in exchange for assets of LDIC pursuant to the Agreement for the Purchase and Sale of Assets between LSI Design and Integration Corporation and MoSys, Inc. (the “Agreement”).  The sale of these shares to LDIC was effected pursuant to a private placement from us to LDIC under the terms of the Agreement, and as such was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act.

On September 17, 2007, we granted an option to purchase 250,000 shares of common stock to one new employee.  To the extent such grant might be deemed a sale of securities, the grant of this option was exempt from registration under the Act by reason of Section 4(2).

The description under Item 5 of an option grant on November 8, 2007 is incorporated by reference in response to this item.

(b)  On August 28, 2007, we announced that our board of directors authorized the purchase of up to $19.5 million of common stock over the next 12 months. The share repurchases may be made from time to time in the open market subject to market conditions and other factors. These repurchases may be commenced or suspended at any time or from time to time without prior notice. As of September 30, 2007, the Company had repurchased 99,000 shares of common stock for approximately $641,000.

ITEM 5. Other Events

On November 7, 2007, James Pekarsky resigned as our Vice President of Finance and Administration and Chief Financial Officer.  In connection with Mr. Pekarsky’s resignation we entered into a separation agreement and general release under which we agreed to pay Mr. Pekarsky $66,666.64 less applicable withholding.

At the close of business on November 8, 2007, Chet Silvestri will be resigning as our Chief Executive Officer and President and from our board of directors.  Mr. Silvestri has agreed to remain an employee on a part-time basis until May 31, 2008.  Under the terms of an employment agreement and release dated November 8, 2007, we have agreed to pay Mr. Silvestri a salary equal to two-thirds of his current base salary of $275,000 per year and vesting of his stock options will cease immediately.

On November 8, 2007, we hired Leonard Perham as Chief Executive Officer and President, and our board of directors appointed him as a director to fill the vacancy created by Mr. Silvestri’s resignation.

Mr. Perham was one of the original investors in MoSys and served on the board of directors for our first seven years.  Since retiring as CEO of Integrated Device Technology, Inc. (“IDT”) in 2000, Mr. Perham has been active as Chairman of the Board of NetLogic Microsystems, Inc., a fabless semiconductor manufacturer,  Chairman of the Board at QuickSil Inc., a mixed signal foundry, Chairman of the Board of Optimal Corporation, a semiconductor design tool provider, and a Venture Partner with Asia Tech Management, a venture capital firm.

From 1991 to 2000, Mr. Perham served as CEO of IDT.  He was appointed President and elected to IDT’s board of directors in 1986.  Prior to joining IDT, Mr. Perham was President and CEO of Optical Information Systems Inc., a division of Exxon Enterprises.  He was also a member of the founding team at Zilog Inc. and held management positions at Advanced Micro Devices and Western Digital.  Mr. Perham received a B.S. in Electrical Engineering from Northeastern University in Boston, Massachusetts in 1968.

We have entered into an employment offer letter agreement, mutual agreement to arbitrate and indemnification agreement with Mr. Perham on November 8, 2007.  Under the terms of the employment offer letter agreement Mr. Perham is entitled to receive an annualized base salary of $200,000 and standard employee fringe benefits.  In addition, Mr. Perham is eligible to participate in any executive bonus plan that the board of directors might establish, in its sole discretion.

On November 8, 2007, as provided in Mr. Perham’s employment offer letter agreement, our board of directors approved three option grants at an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on November 8, 2007.  One option grant is for 800,000 shares of common stock and vests in equal amounts monthly for two years from November 8, 2007.  The second option grant is for 350,000 shares of common stock.  This option grant vests as to 80% of these shares if the average closing price of our common stock for any 90-day period is at least $10.00 per share, and vests as to the remaining 20% of these shares pro rata for each $0.01 increase in the average price up to $12.00 per share.  The third option grant is for 100,000 shares of common stock.  This option vests as to 50% of the shares if the average closing price of our common stock for any 90-day period is at least $13.00 per share, and as to the remaining 50% of these shares pro rata for each $0.01 increase up to $15.00 per share.  The vesting of all three option grants is subject to Mr. Perham’s continued employment (or service as a director or consultant).  Upon an acquisition of our company, vesting of his option to purchase 800,000 shares of common stock will accelerate in full and the 90-day period for determining the average closing price of our common stock would end just prior to the closing of the acquisition.  To the extent that the grant of these options might be deemed a sale of securities, such sale is exempt from registration under the Securities Act of 1933 by reason of the private placement exemption under Section 4(2).

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32	Section 1350 certification

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2007

/s/ Chester J. Silvestri
Chester J. Silvestri
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)