Form 10-K
period 2007-12-31
MoSys, Inc.
filed 2008-03-17
CIK 890394

Use these links to rapidly review the document
TABLE OF CONTENTS
MOSYS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2007 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2007 was approximately $258,218,713 based upon the last sale price reported for such date on the Global Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. As of February 29, 2008, 31,884,264 shares of the registrant's common stock, $0.01 per value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2008 Annual Meeting of Stockholders to be held on or about June 3, 2008 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

Part I

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "plans," "projects," or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, "Risk Factors," and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

Item 1.    Business

Company Overview

        We design, develop, market and license embedded memory and analog/mixed-signal intellectual property, or IP, used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, which offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, or ICs, such as system-on-chips, or SoCs.

        We signed our first license agreement related to our 1T-SRAM technologies at the end of the fourth quarter of 1998 and recognized licensing revenue from our 1T-SRAM technologies for the first time in the first quarter of 2000. Since then, we have introduced improved and enhanced versions of our technology, such as 1T-SRAM-R, 1T-SRAM-M, and 1T-SRAM-Q.

        We generate revenue from the licensing of our memory technology, and our customers pay us fees for licensing, non-recurring engineering services, royalties, and maintenance and support. Royalty revenues are typically earned under our license agreements when our licensees manufacture or sell products that incorporate any of our technologies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee's use of our technologies, to run from 18 to 24 months. Historically, the portion of our sales cycle from the initial discussion to the receipt of license fees may run from six to 12 months, depending on the complexity of the proposed project and degree of development services required.

        In 2005, we began delivering our 1T-SRAM CLASSIC Memory Macro products to licensees. These macros are silicon-proven, high-density solutions offering customers rapid memory block integration into their SoC designs. They are pre-configured and require minimal additional customization.

        In July 2007, we purchased several analog/mixed-signal integrated circuit designs, intellectual property, related assets and two subsidiaries employing approximately one-hundred engineers in Romania and China from Atmel Corporation, or Atmel, and LSI Design and Integration Corporation, or LDIC. The first of the acquired analog/mixed-signal technologies that we expect to license to customers is a mixed signal technology solution for SoCs used in high-definition blue laser digital versatile disc, or DVD, players. Other technologies that we acquired include technologies to be used in SoCs for gigabit ethernet networking and serial interface applications for computing and storage.

        We were founded in 1991 and reincorporated in Delaware in September 2000.

Industry Background

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

        Two important measures of performance are speed and power consumption. Higher speed integrated circuits allow electronic products to operate faster, enabling the performance of more functions. Reducing the power consumption of integrated circuits contributes to increased battery life and reduced heat and electro-magnetic field, or EMF, generation in electronic products. Reduced power consumption also enables integrated circuit designers to overcome costly design hurdles, such as meeting the thermal limitations of low-cost packaging materials.

        In addition to offering high-performance products, semiconductor companies must produce integrated circuits that are cost effective. High-density integrated circuits require less silicon, thus reducing their size and cost. Cost reductions also can be achieved by simplifying the integrated circuit's manufacturing process and improving the manufacturing yield.

        To avoid the high cost of substantial redesign, semiconductor companies typically use technology that is scalable, which means it can be readily incorporated into multiple generations of manufacturing process technologies. Process technology generations are distinguished in terms of the dimension of the integrated circuit's smallest topographical features, as measured in microns (one millionth of a meter) or nanometers (one billionth of a meter). The semiconductor industry has continuously developed advanced process technologies that enable the reduction of silicon area on integrated circuits and consequently lower costs.

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

        For many large volume IC market opportunities, semiconductor companies and integrated device manufacturers,or IDMs, are developing and using a single complex SoC to replace two or three integrated circuits. Development costs for these complex SoCs continue to escalate at a rapid rate due to the use of lower process technology solutions (e.g., 65nm and below) resulting in greater demand for license semiconductor intellectual property, or IP. Semiconductor companies and IDMs prefer to purchase verified IP from either an IP vendor, such as us, or a foundry, that manufactures their integrated circuits. Foundries may have their own internally developed IP or license the IP from an IP vendor.

Importance of Embedded Memory

        Historically, semiconductor companies implemented memory by using stand-alone integrated circuits. Rather than using stand-alone memory chips, many semiconductor companies today are embedding memory on SoCs in order to optimize performance and power consumption. At the same time, the increasing sophistication of electronic products is driving a rapid increase in the amount of memory required. The amount of embedded memory area on an SoC continues to grow due to the increasing complexity of embedded applications and the rich multimedia capabilities they support requiring more data and program code storage with corresponding system price and size constraints. These constraints dictate that more information is processed in local memories on the chip rather than in discrete external memory devices.

        The high cost of incorporating the memory component represents a major challenge to achieving high levels of integration. As embedded memories account for an increasing percentage of the size of a highly integrated circuit, they are often the slowest or limiting function in the circuit. Not only must integrated circuits contain a larger amount of embedded memory, this memory must be dense enough to be economically attractive and must offer sufficiently high speed and low power consumption. In many applications, embedded memory has become a crucial design consideration for determining the overall cost and performance of highly integrated circuits and the growing number of electronic products in which they are incorporated. In addition, embedded memory density requirements are continually increasing.

        The most common form of embedded memory today is implemented using traditional static random access memory, or SRAM. This technology is in the public domain and can be designed by any semiconductor company. As memory requirements increase, however, traditional SRAM becomes more expensive compared to the total cost of the integrated circuit because it requires a substantial amount of silicon area due to its low density and consumes a significant amount of power when operating at high speeds.

        To overcome the density limitations of traditional SRAM, some SoC manufacturers have utilized embedded dynamic random access memory, or embedded DRAM. While embedded DRAM is denser than traditional SRAM, it is dramatically slower. Manufacturing embedded DRAM also requires additional process steps and results in lower yields, which translate into increased manufacturing time and cost. Additionally, because of its more complex interface requirements, embedded DRAM is more difficult to incorporate on integrated circuits, leading to a higher risk of failure. As integrated circuit designers have experimented with embedded DRAM, they have discovered that these limitations of embedded DRAM preclude its use in many applications. Therefore, traditional SRAM continues to be the most widely used technology for embedded memory. One of the major challenges for the semiconductor industry today is to find an embedded memory solution that combines high-density, low-power consumption, high-speed and low cost.

Importance of Embedded Analog and Mixed-Signal Technology

        As semiconductor companies and IDMs develop more complex SoCs, they increasingly desire to integrate and embed analog and mixed-signal IP onto these SoCs. Historically, analog and mixed-signal IP was omitted from complex SoCs. Traditionally semiconductor developers hand-craft and optimize this IP to lower process geometries using highly trained design teams because the design of analog ICs involves the complex and critical placement of various circuits. Silicon verified IP can greatly reduce the risk of this complicated integration and dependence on individual design engineers. Integration of analog/mixed-signal IP has accelerated in recent years as IDMs have been able to reduce system costs and printed circuit board size, while improving system performance. As a result, semiconductor companies and IDMs continue to develop application specific SoCs directed at addressing specific market opportunities, such as game consoles, mobile phone application processors, and personal media players.

Our Solution

        Our innovative 1T-SRAM technologies provide major advantages over traditional SRAM in density, power consumption and cost, making it more economical for designers to incorporate large amounts of embedded memory in their designs. In addition, our 1T-SRAM technologies offer all the benefits of traditional SRAM, such as high-speed, simple interface and ease of manufacturability. Our 1T-SRAM technologies can achieve these advantages while utilizing standard logic manufacturing processes and providing the simple, standard SRAM interface that designers are accustomed to.

High Density

        The high density of our 1T-SRAM technologies stems from the use of a single-transistor, or 1T, which is similar to DRAM, with a storage cell for each bit of information. Embedded memory utilizing our 1T-SRAM technologies is typically two to three times denser than the six-transistor storage cells used by traditional SRAM. Increased density enables manufacturers of electronic products, such as cellular phones, video game consoles and digital cameras and camcorders, to incorporate additional functionality into a single integrated circuit, resulting in overall cost savings.

Low Power Consumption

        Embedded memory utilizing our 1T-SRAM technologies can consume as little as one-half the active power and generates less heat than traditional SRAM when operating at the same speed. This facilitates longer battery life, reduces system level heat dissipation costs and enables reliable operation using lower cost packaging.

High Speed

        Embedded memory utilizing our 1T-SRAM technologies typically provides speeds equal to or greater than the speeds of traditional SRAM, particularly for larger memory sizes. Our 1T-SRAM memory designs can sustain random access cycle times of less than three nanoseconds.

Demonstrate Manufacturing Process Independence

        We have been able to implement our technology with minimal changes to the standard logic process flow. 1T-SRAM's portability, or the ease with which it can be implemented in different semiconductor manufacturing facilities, has been proven operational in the fabrication of chips at the world's largest independent foundries, including Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, United Microelectronics Corporation, or UMC, Chartered Semiconductor Manufacturing Ltd., or Chartered, and Semiconductor Manufacturing International Corporation, or SMIC. It has also been proven in the manufacturing processes of integrated device manufacturers, such as Fujitsu Limited and NEC Electronics. 1T-SRAM's scalability, or the ease with which it can be implemented in different generations of manufacturing processes, has already been demonstrated in the fabrication of chips in 0.25 micron, 0.18 micron, 0.15 micron, 0.13 micron, 90nm, and 65nm process generations, with smaller geometries under development. We expect our technology to continue to scale to future process generations. This portability and scalability provides for wide availability, inexpensive implementation and quick product time to market for our licensees and has demonstrated our success with the large foundries.

Our Strategy

        Our strategy is to increase our percentage coverage of embedded IP in targeted SoCs. We believe the high growth connected consumer, converged mobile, and embedded computing market segments provide significant growth opportunities for our embedded memory and analog/mixed-signal IP. We intend to achieve this goal by continuing to license our technology on a non-exclusive and worldwide basis to foundries, IDMs and semiconductor companies.

        The following are integral aspects of our strategy:

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

        For example, we believe there is significant opportunity for embedded SRAM memory in the small-to-medium-sized liquid crystal display driver IC market. Historically, the SRAM required by display driver interface, or DDI, applications has been provided by using a separate SRAM IC. We believe that embedded 1T-SRAM embedded on an SoC can provide significant cost savings due to its higher density and reduced active power consumption.

Work Closely with Semiconductor Companies and Foundries to Deliver Optimal Technology Solutions

        We work closely with semiconductor companies and foundries to gain broad and detailed insight into their and their customers' current and next-generation technology requirements. This insight helps us identify trends and focus our development efforts on optimizing our technology solution, resulting in shorter product time to market and lower costs. We plan to continue to qualify and license our technology with the leading IDMs and foundries in order to provide a wide range of manufacturing choices for our customers.

Extend our Technology Offerings

        Our goal is to continue to enhance our 1T-SRAM technologies and increase our share of the embedded memory market. We will continue to develop our technology in order to offer even higher-density, lower-power consumption, higher-speed and lower-cost solutions for our licensees. As such, we continue to invest heavily in research to develop more advanced memory technologies, including our 1T-FLASH non-volatile memory.

        In addition, our two analog/mixed-signal and firmware design teams located in Romania and China are developing verified analog/mixed-signal integrated circuit IP that semiconductor companies and IDMs can embed into SoCs. We believe this new analog/mixed-signal capability will be an important component in our diversification strategy to address an increasing number of critical IP blocks within an SoC for applications such as:

  •
  high-definition DVD players;

  •
  gigabit Ethernet, or GbE, networking applications, including wireless networks, voice-over-Internet protocol and network switches; and

  •
  computing and storage devices requiring serial interfaces to enable high-speed connectivity and data transfer.

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

Project Licenses

        We form product development and licensing relationships directly with semiconductor companies. In these relationships, the prospective licensee's implementation of our 1T-SRAM technologies typically includes customized development. Usually, these relationships involve both engineering work to implement our technology in the specified product and licensing the technology for manufacture and sale of the product. Although the precise terms contained in our 1T-SRAM macro development and license agreements vary, every agreement provides for the payment of contract fees to us at the beginning of the contract and the joint development of specifications and initial product design and engineering. Contract fees include licensing fees, development fees for customizations based on the achievement of specified development milestones and royalties. The vast majority of our contracts allow billing between milestones based on work performed. If we perform the contracted services, usually the licensee is obligated to pay the license fees even if the licensee cancels the project prior to completion. The agreements often also provide for the payment of additional contract fees if we provide engineering or manufacturing support services related to the manufacture of the product. Provisions in all of our license agreements require the payment of royalties to us based on the future sale or manufacture of products utilizing our 1T-SRAM technologies. Generally, our licenses grant rights on a non-exclusive, non-transferable basis, limited to the use of our technology as modified for the project covered by the license agreement. Our license agreements generally have a fixed five-year term and are subject to renewal. Each new project requires a separate agreement or an addendum to modify an existing agreement.

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

Design Licenses

        We offer directly to our licensees customized memory designs to meet their specific design parameters. We also offer a variety of options for optimizing the design specification in order to improve performance and cost effectiveness.

        Companies also can license standard off-the-shelf memory designs from us, known as CLASSIC Macros. These readily available verified standard memory designs can assist the licensee in getting its SoC quickly to market.

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

Research and Development

        Our ability to compete in the future depends on improving our technology to meet the market's increasing demand for higher performance and lower cost requirements. We have assembled a team of highly skilled engineers whose activities are focused on developing even higher density, lower power consumption, higher speed and lower cost memory designs. We expect to continue to focus our research and development efforts by extending our 1T-SRAM and 1T-FLASH technologies to smaller process geometries, porting our technology to additional foundries and semiconductor manufacturing facilities and developing new memory technologies, such as the DDI macros. We also expect to continue to invest in our acquired analog/mixed-signal technology and engineering teams.

        As of December 31, 2007, we employed 154 individuals in engineering and research and development. For the years ended December 31, 2007, 2006, and 2005, research and development expenditures totaled approximately $12.0 million, $8.2 million and $5.8 million, respectively.

Sales and Marketing

        As of December 31, 2007, we had 20 sales and marketing personnel managing and supporting our licensing activities. Our sales and marketing personnel are located in the United States, Japan and Korea. The sales personnel manage the negotiation of license agreements, provide technical support during the sales cycle to licensees and administer the contracts.

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2007, NEC represented 70% of total revenue and for the year ended December 31, 2006, NEC and Fujitsu represented 27% and 25% of total revenue, respectively.

Intellectual Property

        We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights. As of December 31, 2007, we held 85 U.S. and 47 foreign patents on various aspects of our memory technology, with expiration dates ranging from 2011 to 2025. We currently have 44 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us, or that we will be able to enforce our patents against infringement.

        The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Our licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights owned by others. Our successful protection of our patents and other intellectual property rights are subject to a number of factors, particularly those described in Part I, Item 1A. "Risk Factors."

Competition

        The markets for our products are highly competitive. We believe that the principal competitive factors are:

  •
  density and cost;

  •
  power consumption;

  •
  speed;

  •
  portability to different manufacturing processes;

  •
  scalability to different manufacturing process generations;

  •
  reliability and low manufacturing costs;

  •
  interface requirements;

  •
  the ease with which technology can be customized for and incorporated into customers' products; and

  •
  level of technical support provided.

        In order to remain competitive, we believe we must continue to provide higher density, lower power consumption, higher speed and lower cost technology solutions. Our 1T-SRAM technologies compete primarily with traditional SRAM, which is currently the preferred choice for embedded memory solutions in SoCs requiring less density, and embedded DRAM. Companies providing traditional SRAM embedded memories include ARM Holdings PLC and Virage Logic Corporation. Embedded DRAM is primarily offered by DRAM suppliers, who utilize their own manufacturing process to compete in the semiconductor foundry business. Suppliers of embedded DRAM include substantial competitors such as Toshiba Ltd. and IBM, among others.

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

        Our recently developed 1T-FLASH technology, requires significant analysis by customers on the qualification data of this technology to address the risk versus other established technologies. However, we believe our 1T-FLASH technology achieves higher density and can be used in widely accepted semiconductor manufacturing processes. Our 1T-FLASH technology competes with technology of other IP vendors and internally developed technologies of IDMs.

        Our recently acquired analog/mixed-signal technology requires significant analysis by customers on the qualification data of this technology to address the risk versus other established technologies. Our analog/mixed-signal technology competes with technology of other IP vendors, semiconductor companies and internally developed technologies of IDMs.

Employees

        As of December 31, 2007, we had 184 employees, consisting of 154 in research and development and engineering, 20 in sales and marketing and 10 in finance and administration. We believe our future success depends, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for which competition is intense. We believe that our employee relations are good.

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

Executive Officers

        The names of our executive officers and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Leonard Perham	64	President and Chief Executive Officer
James W. Sullivan	39	Vice President of Finance and Chief Financial Officer
Didier Lacroix	49	Vice President of Worldwide Sales

        Leonard Perham,    Mr. Perham was appointed President and Chief Executive Officer on November 8, 2007. Mr. Perham was one of the original investors of MoSys and served on our Board of Directors from 1991 to 1997. Since retiring from Integrated Device Technology, Inc., or IDT, in 2000, where he served as Chief Executive Officer from 1991 to 2000 and President and board member from 1986. In his role at IDT, one of our early investors, Mr. Perham served on our board of directors from 1991 to 1997. Mr. Perham has served as chairman of the board of directors of NetLogic Microsystems, a fabless semiconductor company, and has been a venture partner with AsiaTech Management, a venture capital firm. Prior to joining IDT, Mr. Perham was President and CEO of Optical Information Systems, Inc., a division of Exxon Enterprises. He was also a member of the founding team at Zilog Inc. and held management positions at Advanced Micro Devices and Western Digital. Mr. Perham received a Bachelor of Science degree in Electrical Engineering from Northeastern University.

        James W. Sullivan,    Mr. Sullivan became our Vice President of Finance and Chief Financial Officer on January 18, 2008. From July 2006 until January 2008, Mr. Sullivan served as Vice President of Finance & Chief Financial Officer at Apptera, Inc., a venture-backed company providing software for mobile advertising, search and commerce. From July 2002 until June 2006, Mr. Sullivan was the Vice President of Finance and Chief Financial Officer at 8x8, Inc., a leading provider of voice over Internet protocol communication services. Mr. Sullivan's prior experience includes various positions at PricewaterhouseCoopers LLP. He received a Bachelor of Science degree in Accounting from New York University and is a Certified Public Accountant.

        Didier Lacroix,    Mr. Lacroix became our Vice President of Worldwide Sales in February 2008. From July 2006 until December 2007, Mr. Lacroix served as Senior Vice President of Worldwide Sales and Marketing of Chipidea Microelectronica S.A., a company acquired by MIPS Technologies, Inc. From July 2005 until July 2006, he was co-founder of and principal at NanoZilla LLC of Los Gatos, a management consulting firm devoted to the adoption of electronic miniaturization technologies. From September 2002 until June 2005, he was Chief Executive Officer and Vice President of Sales of Discera, Inc., a fabless analog semiconductor company. Previously, Mr. Lacroix was Vice-President and General Manager of MEMSCAP's wireless business. He also held management positions at Synopsys, Inc. and Cadence Designs Systems. Mr. Lacroix holds a Master of Science degree in electrical engineering from California Institute of Technology, and a Diplome d'Ingenieur from Ecole Superieure d'Ingenieurs en Electronique et Electrotechnique.

        Departure of a Named Executive Officer.    Dhaval Ajmera, one of our named executive officers in 2006, resigned as our Vice President of Strategic Accounts. Mr. Ajmera has agreed to remain as an employee on a part-time basis until July 2008. Under the terms of an employee agreement and release dated March 12, 2008, we agreed to continue to pay Mr. Ajmera his current base salary until July 2008 and the vesting of his stock options ceased immediately.

Item 1A.    Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends upon the semiconductor market's acceptance of our 1T-SRAM technologies.

        The future prospects of our business depend on the acceptance by our target markets of our 1T-SRAM technologies for embedded memory applications and any future technology we might develop. We have not achieved substantial or rapid growth in our 1T-SRAM technology licensing revenue since we began selling and marketing the technology and cannot be assured of realizing such growth in the future. Our memory technology is intended to allow our licensees to develop embedded memory integrated circuits to replace other embedded memory technology with different cost and performance parameters. Our memory technologies utilize fundamentally different internal circuitry that is not widely known in the semiconductor industry. Therefore, one of our principal challenges, which we might fail to meet, is to convince a substantial percentage of SoC designers to adopt our technology instead of other memory solutions, which may have proven effective in their products. Our analog and mixed/signal designs compete with those of larger well established semiconductor manufacturers and IP providers. We have invested significant resources to expand our embedded IP technology offerings for the SOC market, but may not introduce these new technology offerings successfully or obtain significant revenue from them.

        An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders as licensees of our technology. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our technology. If a high-profile industry participant adopts our technology for one or more of its products but fails to achieve success with those products, or is unable to successfully implement our technology, other industry participants' perception of our technology could be harmed. Any such event could reduce the number of future licenses of our technology. Likewise, if a market leader were to adopt and achieve success with a competing technology, our reputation and licensing program could be harmed.

Our lengthy licensing cycle and our licensees' lengthy product development cycles make the operating results of our licensing business difficult to predict.

        We anticipate difficulty in accurately predicting the timing and amounts of revenue generated from licensing our technologies. The establishment of a business relationship with a potential licensee is a lengthy process, generally taking from three to nine months, and sometimes longer during slower periods in our industry. Following the establishment of the relationship, the negotiation of licensing terms can be time-consuming, and a potential licensee may require an extended evaluation and testing period.

        Once a license agreement has been executed, the timing and amount of licensing and royalty revenue from our licensing business remain difficult to predict. The completion of the licensee's development projects and the commencement of production are subject to the licensee's efforts, development risks and other factors outside our control. Our royalty revenue will depend on such factors as the success of the licensee's project, the licensee's production and shipment volumes, the timing of product shipments and when the licensee reports to us the manufacture or sale of products that include our technologies. All of these factors will prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in our operating results.

        None of our licensees are under any obligation to incorporate our technology in any present or future product or to pursue the manufacture or sale of any product incorporating our technology. A licensee's decision to complete a project or manufacture a product is subject to changing economic, marketing or strategic factors. The long development cycle of a licensee's products increases the risk that these factors will cause the licensee to change its plans. In the past, some of our licensees have discontinued development of products incorporating our technology. Although in most cases their decisions were based on factors unrelated to our technology, it is unlikely that we will receive royalties in connection with those products. We expect that occasionally our licensees will discontinue a product line or cancel a product introduction, which could adversely affect our future operating results and business.

If the market for SoC integrated circuits does not expand, our business will suffer.

        Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for SoC integrated circuits, particularly those requiring embedded memory sizes of one megabit or more. In addition, our ability to achieve design wins with customers is dependent upon the growth of embedded memories required in SoCs. SoCs are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple integrated circuits to create a System-in-a-Package.

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

We have a history of losses and are uncertain as to our future profitability.

        We recorded an operating loss of $13.0 million for the year ended December 31, 2007 and ended the period with an accumulated deficit of $14.7 million. In addition, we recorded operating losses of $8.5 million and $5.6 million for the years ended December 31, 2006 and 2005, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

        As of February 29, 2008, we held $9.2 million of municipal notes investments, classified as short-term investments, with an auction reset feature (adjustable rate securities) whose underlying assets were primarily in student loans. All our adjustable rate securities have a AAA credit rating. Auctions for all of these adjustable rate securities have recently failed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements in future reporting periods. If the issuers of these adjustable rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments' recorded value.

We might be unable to deliver our customized technology within an agreed technical specification in the time frame demanded by our licensees, which could damage our reputation, harm our ability to attract future licensees and adversely impact operating results.

        Many of our licenses require us to deliver a customized memory block or analog/mixed-signal macro, within an agreed technical specification by a certain delivery timetable. This requires us to furnish a unique design for each customer, which can make the development schedule difficult to predict and involves extensive interaction with our customers' engineers. From time to time, we have experienced delays in delivering our customized memory technology that meets the agreed technical specifications, which can result from slower engineering progress than we originally anticipated or there might be factors outside of our control, such as the customer's delay in completing verification of the customer's integrated circuit. Such delays may affect the timing of recognition of revenues and collection of amounts due from a particular project and can adversely affect our operating results and financial condition.

        In addition, any failure to meet our customers' timetables, as well as the agreed upon technical specifications of our customized memory technology could lead to the failure to collect, or a delay in collecting royalties and licensing fee payments from our licensees, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results. Furthermore, a customer may assert that we are responsible for delays and cost overruns and demand reimbursement for some of its costs, which we may elect to reimburse in whole or in part in order to address the customer's concerns.

Our business model relies on royalties as a key component in the generation of revenues from the licensing of our technologies, and if we fail to realize expected royalties our operating results will suffer.

        We believe that our long-term success is substantially dependent on the receipt of future royalties. Royalty payments owed to us are calculated based on factors such as our licensees' selling prices, wafer production and other variables as provided in each license agreement. The amount of royalties we will receive depends on the licensees' business success, production volumes and other factors beyond our control. This exposes our business model to risks that we cannot minimize directly and may result in significant fluctuations in our royalty revenue and operating results from quarter-to-quarter. We cannot be certain that our business strategy will be successful in expanding the number of licensees, nor can we be certain that we will receive significant royalty revenue in the future. If we are unable to generate significant royalty revenue in the future, our future operating results, financial condition and business would suffer.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2007, one customer represented 70% of total revenue and for the year ended December 31, 2006, our two largest customers represented 27% and 25% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

        Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2007, 2006 and 2005 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company's gaming devices incorporating our 1T-SRAM technology represented 41%, 16% and 14% of total revenue in 2007, 2006 and 2005, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

        We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2007, one customer represented 56% of total trade receivables. Although trade receivables from this customer were subsequently collected, our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Anything that negatively affects the businesses of our licensees could negatively impact our revenue.

        The timing and level of our licensing and royalty revenues are dependent on our licensees and the business environment in which they operate. Licensing and royalty revenue are the largest source of our revenues; anything that negatively affects a significant licensee or group of licensees could negatively affect our results of operations and financial condition. Many factors beyond our control influence the success of our licensees, including, for example, the highly competitive environment in which they operate, the strength of the markets for their products, their engineering capabilities and their financial and other resources.

        Likewise, we have no control over the product development, pricing and marketing strategies of our licensees, which directly affect the licensing of our technology and corresponding future royalties payable to us from our licensees. Our royalty revenues are subject to our licensees' ability to market, produce and ship products incorporating our technology. A decline in sales of our licensees' royalty-generating products for any reason would reduce our royalty revenue. In addition, seasonal and other fluctuations in demand for our licensees' products could cause our operating results to fluctuate, which could cause our stock price to fall.

We rely on semiconductor foundries to assist us in attracting potential licensees, and a loss or failure of these relationships could inhibit our growth and reduce our revenue.

        Part of our marketing strategy relies upon our relationships and agreements with semiconductor foundries, such as TSMC, UMC, Chartered, and SMIC among others. These foundries have existing relationships, and continually seek new relationships, with companies in the markets we target, and they have agreed to utilize these relationships to introduce our technology to potential licensees. If we fail to maintain and expand our current relationships with these foundries, we might fail to achieve anticipated growth. Our relationship with these foundries is not exclusive, and they are free to promote or develop other embedded memory technologies, including their own. The foundries' promotions of alternative technologies reduce the size of our potential market and may adversely affect our revenues and operating results.

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

        Complex technologies like ours could be adversely affected by difficulties in adapting our 1T-SRAM and 1T-FLASH technologies to our licensees' product designs or to the manufacturing process technology of a particular foundry or semiconductor manufacturer. Some of our customers have experienced lower than expected yields when initially integrating our design into their SoC. We work closely with our customers to resolve any design or process issues in order to achieve the optimum production yield.

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

Our failure to compete effectively in the market for embedded memory and analog/mixed-signal technology could reduce our revenue.

        Competition in the market for embedded memory and analog/mixed signal solutions is intense. Our licensees and prospective licensees can meet their need for embedded memory and analog/mixed signal solutions by using traditional memory solutions with different cost and performance parameters, which they may internally develop or acquire from third-party vendors. In recent years, the demand for applications for which our 1T-SRAM technologies provide distinct advantages has not experienced significant growth. If alternative technologies are developed that provide comparable system performance at lower cost than our 1T-SRAM technologies for certain applications and/or do not require the payment of comparable royalties, or if the industry generally demonstrates a preference for applications for which our 1T-SRAM technologies do not offer significant advantages, our ability to realize revenue from our 1T-SRAM technologies could be impaired. Our analog/mixed signal solutions compete with those of other designers and developers of SoCs, as well as those of semiconductor manufacturers whose product lines include processors for embedded and non-embedded applications.

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

We have invested significant resources to expand our embedded IP technology offerings for the SOC market, but we might not successfully introduce these new technology offerings or obtain significant revenue from them.

        We have and will continue to invest significant financial and personnel resources in new embedded IP technology offerings for the SoC market, including our 1T-FLASH and analog/mixed-signal technologies. To date, substantially all of our revenue has been generated from our 1T-SRAM technologies. We intend for our new embedded IP technologies under development to significantly increase our revenues and expand our business with existing and new customers. These technology offerings require further development and have not been silicon verified or tested in production or commercial use, however, and, as with our existing 1T-SRAM technologies, these new embedded IP technologies are inherently complex. Our success with those new technologies will depend on many presently uncertain factors, including:

  •
  the total investment required before we can determine their commercial viability;

  •
  our ability to demonstrate silicon verified IP in customer product applications;

  •
  our ability to generate revenues in excess of development costs incurred;

  •
  the extent to which we may create new proprietary IP to establish entry barriers for our competitors;

  •
  acceptance of these technologies by our customers and the ease of integrating them with their existing or future SOC designs;

  •
  overall demand for these new embedded technologies and the willingness of customers to pay significant NRE fees and royalties in order to license them from us;

  •
  the length of the sales cycle, which has taken up to 24 months in the case of our existing 1T-SRAM technology; and

  •
  the potential introduction by our competitors of alternative products with better or comparable features or at a lower price.

        Any of these factors could adversely affect our ability to successfully introduce these new embedded IP technologies and generate significant revenue from them. If we fail to achieve our objectives for these technologies it may affect our cash flows and results of operations adversely and result in a material decline in the trading price of our common stock. In addition, even if we successfully license these new technologies to customers and they do not work as anticipated, our reputation and ability to do business in the marketplace could be affected adversely.

Our failure to continue to enhance our technology or develop new technology on a timely basis could diminish our ability to attract and retain licensees and product customers.

        The existing and potential markets for memory and analog/mixed-signal products and technology are characterized by ever increasing performance requirements, evolving industry standards, rapid technological change and product obsolescence. These characteristics lead to frequent new product and technology introductions and enhancements, shorter product life cycles and changes in consumer demands. In order to attain and maintain a significant position in the market, we will need to continue to enhance our technology in anticipation of these market trends.

        In addition, the semiconductor industry might adopt or develop a completely different approach to utilizing memory and analog/mixed signal technology for many applications, which could render our existing technology unmarketable or obsolete. We might not be able to successfully develop new technology, or adapt our existing technology, to comply with these innovative standards.

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

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in often protracted and expensive litigation. For example, on March 31, 2004, we were sued by UniRAM Technology, Inc. in United States District Court for the Northern District of California based on claims of patent infringement and misappropriation of trade secrets that were allegedly disclosed by UniRAM to TSMC, which allegedly improperly provided them to us. In the fourth quarter of 2006, we settled this litigation and paid $2.4 million to UniRAM. Our licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights of others. Litigation against us, particularly patent litigation such as the UniRAM suit, can result in significant expense and divert the efforts of our technical and management personnel, whether or not the litigation has merit or results in a determination adverse to us.

Royalty amounts owed to us might be difficult to verify, and we might find it difficult, expensive and time-consuming to enforce our license agreements.

        The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and generally report this data to us after the end of each quarter. We have implemented a royalty audit process, in which we audit licensees' records on a rotation plan in accordance with the terms of the agreement, to attempt to verify the information provided to us in the royalty reports, these audits can be expensive and time consuming, and potentially detrimental to the business relationship. A failure to fully enforce the royalty provisions of our license agreements could cause our revenue to decrease and impede our ability to maintain profitability.

We might not be able to protect and enforce our intellectual property rights, which could impair our ability to compete and reduce the value of our technology.

        Our technology is complex and is intended for use in complex SoCs. A very large number of new and existing products utilize embedded memory, and a large number of companies manufacture and market these products. Because of these factors, policing the unauthorized use of our intellectual property is difficult and expensive. We cannot be certain that we will be able to detect unauthorized use of our technology or prevent other parties from designing and marketing unauthorized products based on our technology. In the event we identify any past or present infringement of our patents, copyrights or trademarks, or any violation of our trade secrets, confidentiality procedures or licensing agreements, we cannot assure you that the steps taken by us to protect our proprietary information will be adequate to prevent misappropriation of our technology. Our inability to protect adequately our intellectual property would reduce significantly the barriers of entry for directly competing technologies and could reduce the value of our technology. Furthermore, we might initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us.

Our existing patents might not provide us with sufficient protection of our intellectual property, and our patent applications might not result in the issuance of patents, either of which could reduce the value of our core technology and harm our business.

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2007, we held 85 patents in the United States, which expire at various times from 2011 to 2025, and 47 corresponding foreign patents, which expire at various times from 2012 to 2022. In addition, as of December 31, 2007, we had 12 patent applications pending in the United States and 32 pending foreign application, and we have not received any notices of allowance with respect to these applications. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

The discovery of defects in our technology could expose us to liability for damages.

        The discovery of a defect in our technologies could lead our licensees to seek damages from us. Some of our license agreements include provisions waiving implied warranties regarding our technology and limiting our liability to our licensees. We cannot be certain, however, that the waivers or limitations of liability contained in our license contracts will be enforceable.

Our failure to manage the expansion of our operations could reduce our potential revenue and threaten our future profitability.

        The size of our company has increased substantially as we have grown from 43 employees in January 2001 to 184 employees in December 2007, largely due to the acquisition of two design teams in Romania and China in the third quarter of 2007. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to:

  •
  implement and manage new marketing channels to penetrate different and broader markets for our memory and analog/mixed-signal technologies;

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

        The significant expansion of our foreign operations has resulted in increased difficulty, expense and risk in managing such operations. We cannot assure you that we will adequately manage our growth or meet the foregoing objectives. A failure to do so could jeopardize our future revenues, adversely impact our results of operations and cause our stock price to fall.

If we fail to retain key personnel, our business and growth could be negatively affected.

        Our business has been dependent to a significant degree upon the services of a small number of executive officers and technical employees. The loss of any key personnel could negatively impact our technology development efforts, our ability to delivery under our existing agreements, our ability to maintain strategic relationships with our partners, and obtain new customers. We generally have not entered into employment or non-competition agreements with any of our employees and do not maintain key-man life insurance on the lives of any of our key personnel.

Our failure to successfully address the potential difficulties associated with our international operations could increase our costs of operation and negatively impact our revenue.

        We are subject to many difficulties posed by doing business internationally, including:

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

        We have adopted a stockholder rights plan, which entitles our stockholders to rights to acquire additional shares of our common stock generally when a third party acquires 15% of our common stock or commences or announces its intent to commence a tender offer for at least 15% of our common stock. In 2004, we amended our stockholder rights plan twice; once, in connection with the proposed acquisition of us by Synopsys, Inc, and a second time to permit the acquisition of shares representing more than 15% of our common stock by a brokerage firm that manages independent customer accounts and generally does not have any discretionary voting power with respect to such shares. Notwithstanding amendments of this nature, our intention is to maintain and enforce the terms of this plan, which could delay, deter or prevent an investor from acquiring us in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

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

These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline. In the second half of 2007, our board of directors approved a stock repurchase program. This program as well as any future program could impact the price of our common stock and increase volatility.

        In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could be the target of similar litigation in the future. Securities litigation could cause us to incur substantial costs, divert management's attention and resources, harm our reputation in the industry and the securities markets and negatively impact our operating results.

Any acquisitions we make, such as our recent asset purchase from Atmel Corporation, could disrupt our business and harm our financial condition.

        As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we purchased assets from Atmel Corporation and LDIC in 2007 and acquired ATMOS in 2002. In 2004, we commenced the shutdown of the Atmos operations. Acquisitions present a number of potential challenges that could, if not overcome, disrupt our business operations, negatively affect our operating results and cash flows and reduce the value to us of the acquired company or assets purchased, including:

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in Sunnyvale, California. We currently occupy approximately 26,000 square feet of space in the Sunnyvale facility, the lease for which extends through June 2010. We have leased approximately 19,000 square feet of space in Ontario, Canada, which has been sublet to a third party for the term of the lease, which expires in April 2008. We have leased office space in Seoul, South Korea for our engineering design center and in Tokyo, Japan for our sales office. We have also leased space for our research and development facilities in Iasi and Bucharest, Romania and Shanghai, China. We believe that our existing facilities are adequate to meet our current needs.

Item 3.    Legal Proceedings

        The Company is not a party to any material legal proceeding which would have a material adverse effect on our consolidated financial position or results of operations. From time to time we may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the Global Market of the NASDAQ Stock Market under the symbol MOSY and prior to August 1, 2006 was quoted on the NASDAQ National Market. The following table sets forth the range of high and low sales prices of our common stock for each period indicated.

Quarter ended	High	Low
December 31, 2007	$7.41	$4.71
September 30, 2007	$8.83	$6.05
June 30, 2007	$9.06	$7.85
March 31, 2007	$9.60	$7.31
December 31, 2006	$9.81	$6.44
September 30, 2006	$8.20	$5.65
June 30, 2006*	$9.30	$7.57
March 31, 2006*	$8.86	$5.32

    *
    As quoted on the NASDAQ National Market

        We had 26 shareholders of record as of February 29, 2008.

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On August 28, 2007, we announced a repurchase program for up to $19.5 million of our outstanding common stock over the next 12 months. As of December 31, 2007, we had repurchased approximately 883,000 shares of common stock for approximately $5.0 million. All shares repurchased were retired in 2007. Repurchases of our common stock during 2007 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plan (in thousands)
August 2007	27,370	$6.47	27,370	$19,323
September 2007	71,443	$6.49	71,443	$18,859

Total Q3 2007	98,813	$6.49	98,813

October 2007	30,078	$6.49	30,078	$18,664
November 2007	460,855	$5.61	460,855	$16,078
December 2007	293,589	$5.45	293,589	$14,477

Total Q4 2007	784,522	$5.59	784,522

Total 2007	883,335	$5.69	883,335

Stock Performance Graph

        The following graph compares cumulative total stockholder return on our common stock with that of the S&P 500 Index and the S&P Technology Sector Index from 2002 through 2007. The comparison assumes that $100 was invested on December 31, 2002 in our common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Technology Sector Index.

        The comparisons shown in the graph below are based upon historical data, and we caution that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Standard and Poor's website, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Comparison of Five-Year Cumulative Total Return

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
MOSYS, INC.	100.00	70.94	51.57	45.53	76.57	40.15
S & P 500	100.00	126.38	137.75	141.88	161.20	166.89
S & P TECHNOLOGY SECTOR	100.00	146.55	149.68	150.25	161.81	186.95

Securities Authorized for Issuance under Equity Compensation Plan

        See Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.    Selected Condensed Financial Data

        The selected financial data presented below is derived from our consolidated financial statements that are included under Item 8. The selected financial data should be read in conjunction with our financial statements and notes related to those statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Year Ended December 31,
	2007(1)	2006(2)	2005(3)	2004(4)	2003
	(In thousands, except per share data)
Net revenue	$14,334	$14,909	$12,282	$10,821	$19,233
Cost of net revenue	2,737	1,498	1,986	2,268	3,187

Gross profit	11,597	13,411	10,296	8,553	16,046
Operating expenses	24,613	21,926	15,880	22,012	15,173

Income (loss) from operations	(13,016)	(8,515)	(5,584)	(13,459)	873
Interest, other income and expenses	4,520	3,286	2,591	11,578	1,914

Income (loss) before income taxes	(8,496)	(5,229)	(2,993)	(1,881)	2,787
Income tax benefit (provision)	(25)	(109)	11	(26)	(279)

Net income (loss)	$(8,521)	$(5,338)	$(2,982)	$(1,907)	$2,508

Net income (loss) per share:
Basic	$(0.27)	$(0.17)	$(0.10)	$(0.06)	$0.08
Diluted	$(0.27)	$(0.17)	$(0.10)	$(0.06)	$0.08
Shares used in computing net income (loss) per share:
Basic	31,994	31,298	30,534	30,750	30,504
Diluted	31,994	31,298	30,534	30,750	30,998
Allocation of stock-based compensation to cost of net revenue and operating expenses:
Cost of net revenue	$495	$225	$—	$—	$—
Research and development	1,162	993	—	44	148
Selling, general and administrative	2,109	1,528	36	24	311

	$3,766	$2,746	$36	$68	$459

(1)
Includes a $1.0 million charge for acquired in-process research and development and $0.4 million of amortization of acquired intangible assets from asset acquisitions.

(2)
Includes a $2.4 million litigation settlement.

(3)
Includes restructuring charges of $0.1 million.

(4)
Includes restructuring charges of $0.6 million.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$64,961	$81,807	$68,650	$62,349	$41,365
Working capital	66,262	84,698	68,179	62,535	44,426
Total assets	98,797	103,760	103,637	104,582	106,892
Deferred revenue	201	619	1,309	501	506
Long-term obligations	—	54	196	239	13
Stockholders' equity	96,292	100,915	99,332	100,408	103,511

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Overview

        We design, develop, market and license memory intellectual property, or IP, used by the semiconductor industry. Our patented memory solutions include 1T-SRAM and 1T-FLASH high-density alternatives to traditional volatile and non-volatile embedded memory. We license these technologies to companies that incorporate, or embed, memory on complex integrated circuits, such as Systems on Chips, or SoCs. We have also sold memory chips based on our 1T-SRAM technologies, but we ceased actively selling them in 2004. We do not expect to make and sell memory chips in the future.

        Our customers include semiconductor companies, IDMs, and foundries. We generate revenue from the licensing of our IP, and our customers pay us fees for licensing, non-recurring engineering services, royalties and maintenance and support. Royalty revenues are typically earned under our license agreements when our licensees manufacture or sell products that incorporate any of our technologies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee's use of our technologies, to run from 18 to 24 months. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from six to 12 months, depending on the complexity of the proposed project and degree of development services required.

        In 2005, we began delivering our 1T-SRAM CLASSIC Memory Macro products to licensees. These macros are silicon-proven, high-density solutions offering customers rapid memory block integration into their SoC designs. They are pre-configured and require minimal additional customization, and we believe they will enable us to increase our penetration of the market for very dense, low power, high speed embedded memory applications.

        In July 2007, we entered into an asset purchase agreement and a transition services agreement with Atmel Corporation (Atmel) with respect to the purchase of several analog/mixed-signal integrated circuit designs and related assets from Atmel, including the rights to acquire an Atmel subsidiary located in Romania that employed 58 people and another Atmel subsidiary located in Shanghai, China that employed 45 people at the time of purchase. Under the agreement, we made a cash payment of $1.0 million, assumed net liabilities of acquired subsidiaries, and agreed to reimburse certain pre-closing operating expenses for a total purchase price of approximately $1.4 million.

        In August 2007, we acquired intellectual property and other assets from LSI Design and Integration Corporation (LDIC) in a transaction related to the Atmel acquisition. We acquired this technology and related assets in exchange for 500,000 shares of the Company's common stock with the grant-date fair value of $7.07 per share. Of the 500,000 shares issued by us for the LDIC acquisition, $2.1 million (which represents the 300,000 shares valued at $7.07) has been recorded as intangible assets and the other 200,000 shares have been reserved for future distribution to employees and are being recognized as compensation expense over the vesting period. We recorded the fair value of the 300,000 shares as part of the asset purchase consideration. In addition, the agreement calls for an earn-out payment equal to 25% of the license and royalty revenues generated by us from the integrated circuit designs acquired from Atmel and LDIC that are recognized in the first 12 calendar months following the closing date. Any such payments will be recorded as additional purchase consideration when earned.

Sources of Revenue

        We generate two types of revenue: licensing and royalties.

        Licensing.    Our license agreements involve long sales cycles, which makes it difficult to predict when the agreements will be signed. In addition, our licensing revenues fluctuate from period-to-period, and it is difficult for us to predict the timing and magnitude of such revenue from quarter-to-quarter. Moreover, we believe that the amount of licensing revenue for any period is not necessarily indicative of results in any future period. Our future revenue results are subject to a number of factors, particularly those described in Part I, Item 1A. "Risk Factors."

        Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting a license to a customer for embedding our technology into its product. License fees generally range from $100,000 to several million dollars per contract, depending on the scope and complexity of the development project, and the extent of the licensee's rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow for milestone billing based on work performed. Fees billed prior to revenue recognition are recorded as deferred revenue.

        Royalty.    Each of our license agreements provides for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the anticipated volume of the licensee's sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our license agreements generally require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs.

        As with our licensing revenue, the timing and level of royalties are difficult to predict. They depend on the licensee's ability to market, produce and sell products incorporating our technology. Many of the products of our licensees that are currently subject to licenses from us are consumer products, such as electronic game consoles, for which demand can be seasonal and generally highest in the fourth quarter. For a discussion of factors that could contribute to the fluctuation of our revenues, see Part I, Item 1A. "Risk Factors—Our lengthy licensing cycle and our licensees' lengthy product development cycle will make the operating results of our licensing business difficult to predict," and "—Anything that negatively affects the businesses of our licensees could negatively impact our revenue."

Critical Accounting Policies and Use of Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 1 to the consolidated financial statements in Part II, Item 8 of this Report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

        We have identified the accounting policies below as some of the more critical to our business and the understanding of our results of operations. These policies may involve estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Although we believe our judgments and estimates are appropriate, actual future results may differ from our estimates, and if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

  Revenue Recognition

  General

        We generate revenue from the licensing of our IP, and customers pay fees for licensing, development services, royalties and maintenance and support. During 2004, we phased out sales of our proprietary memory chips and completed our final shipment of such products in early 2005. We apply the principles of SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," and recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, fees are fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of agreements. When sales arrangements contain multiple elements (e.g., license and services), we apply the provisions of Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the agreement consideration payable to us is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria of SAB No. 104 have been met for that unit of accounting.

  Licensing

        Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For license agreements that do not require significant development, modification or customization, revenues are generally recognized when the criteria of SAB No. 104 have been met. If any of these criteria are not met, we defer revenue recognition until such time as all criteria have been met.

        For license agreements that include deliverables that require significant production, modification or customization, we apply American Institute of Certified Public Accountants Statement of Position 81-1 (SOP 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." When we have significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, we recognize revenue over the period in which we perform the contract services. For these arrangements, we recognize revenue using the percentage of completion method. The percentage of completion method includes judgmental elements, such as determining that we have the experience to meet the design specifications and estimation of the total direct labor hours. We follow this method because we can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee's design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate direct labor hours on a contract-by-contract basis from our experience in developing prior licensee's designs. During the contract performance period, we review estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the direct labor hours to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which the likelihood of such losses is determined. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue we recognize in any period. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivable was $518,000 and $360,000 as of December 31, 2007 and 2006, respectively. If inherent risks make estimates doubtful, we must account for the contract under the completed contract method.

        For contracts involving design specifications that we have not previously met, we defer the recognition of all revenue until the design meets the contractual design specifications and expense the cost of revenue as incurred. When we have experience in meeting design specifications, but believe that we do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost. For these arrangements, we recognize revenue using the completed contract method. We recognized $128,000 of revenue under the completed contract method in 2007. In 2006 and 2005, no revenue was recognized under the completed contract method.

        We also provide support and maintenance under many of our license agreements. Under these arrangements, we provide unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. We recognize support and maintenance revenue at its fair value established by objective evidence, ratably over the period during which the obligation exists, typically 12 months. These arrangements are renewable annually by the customer. Revenue from support and maintenance was $484,000, $287,000 and $512,000 in 2007, 2006 and 2005, respectively, and was included in licensing revenue in the consolidated statements of operations.

        From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee's business. Cancellations of this nature are an aspect of our licensing business, and, in general, license contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. Typically under our license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting us in completing the final milestone, and if we perform the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes we will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. License revenue from cancelled contracts was $0, $225,000 and $240,000 for 2007, 2006 and 2005, respectively.

  Royalty

        Licensing contracts also provide for royalty reporting and payments at a stated rate based on actual units manufactured or sold by licensees for products that include our technologies after the end of the quarter in which the sale or manufacture occurs. We generally recognize royalties in the quarter in which we receive the licensee's report. However, due to a contract amendment with one customer in the fourth quarter of 2006, we started to recognize royalty revenue for that customer in the same quarter in which the units are sold by this customer based on royalty reports received from the customer. In addition, in the first quarter of 2006, we began recognizing revenue from two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when we enter into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, these prepaid royalties are non-refundable. Revenue is recognized upon execution of the contract provided that no further performance obligations exist. We record pre-production, prepaid royalties as license revenues and post-production, pre-paid royalties as royalty revenues.

  Valuation of long-lived Assets

        We evaluate our long-lived assets for impairment, at least annually. This assessment is subjective in nature and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates and assumptions change in the future, it could result in a material write-down of long-lived assets. We amortize our finite-lived intangible assets, such as developed technology, patents and workforce, on a straight-line basis over their estimated useful lives of three to five years. We recognize an impairment charge as the difference between the net book value of such assets and the future undiscounted cash flows attributable the assets.

  Deferred tax valuation allowance

        When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 31, 2007, we had a valuation allowance of approximately $17.4 million, of which approximately $5.8 million was attributable to Canadian loss and research and development pool carryforwards and $9.4 million was attributable to U.S. and state net operating loss and tax credit carryforwards.

        We adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," on January 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of other income and expense. This policy did not change as a result of our adoption of FIN 48.

  Stock-based compensation

        We account for stock compensation costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(revised 2004) (SFAS 123R), "Share-Based Payments," and apply the provisions of SAB No. 107. Upon adoption, we selected the modified prospective transition method, which requires us to recognize the fair value of the stock-based compensation in net income (loss) in the current and future periods and not to restate the impact of the adoption on the prior period financial statements. Upon adoption, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS No. 123 (SFAS 123),

"Accounting for Stock-Based Compensation." The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical and implied volatility of our stock price.

Results of Operations

        The following discussion compares the historical results of operations based on U.S. generally accepted accounting principles for the years ended December 31, 2007, 2006 and 2005.

  Revenues.

	Year ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Licensing	$5,253	$9,096	$7,725	$(3,843)	(42)%	$1,371	18%
Percentage of total revenues	37%	61%	63%

        Licensing revenue consists of fees earned from license agreements, development services and support and maintenance.

        The $3.8 million decrease in 2007 was primarily due to a significant decline in new customers and agreements for our CLASSIC Macro products and 1T-SRAM technology licenses. We believe that licensing revenue from CLASSIC Macros declined primarily because in the fourth quarter of 2006, we entered into a royalty bearing technology license agreement with TSMC that allows them to develop and distribute 1T-SRAM macro designs for which TSMC pays us royalties when they ship integrated circuits to their customers. We believe this arrangement with TSMC ultimately will be beneficial because a substantial percentage of potential licensees for our basic IT-SRAM technologies will use TSMC for foundry services.

        Licensing revenue increased to $9.1 million in 2006 from $7.7 million in 2005 due to revenue recognized from several significant licensing contracts for our 1T-SRAM technology on the 90nm and 65nm manufacturing processes in 2006.

	Year ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Royalty	$9,081	$5,813	$4,547	$3,268	56%	$1,266	28%
Percentage of total revenues	63%	39%	37%

        Royalty revenue represents amounts earned under provisions in our licensing contracts that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our technologies. We generally recognize royalties in the quarter in which we receive the licensee's report.

        Royalty revenue increased $3.3 million in 2007 primarily due to an increase in royalties earned on the sales of the Nintendo Wii game console which reached volume production in the last quarter of 2006.

        Royalty revenue increased to $5.8 million in 2006 from $4.5 million in 2005 primarily due to a contract amendment with a customer, which allowed us to report royalty revenue one quarter earlier than the previous contract. As a result of this contract amendment, additional royalty revenue representing 10% of total revenue was recognized in 2006, and in all subsequent future quarters, we will continue to recognize royalty revenue related to this amendment in the same quarter in which the units are sold. In 2006, the royalty earned from the production of Nintendo GAMECUBE chips decreased to 3% of total revenue, compared to 14% in 2005, as the GAMECUBE video game products approached the end of their product life cycles.

  Cost of net revenues and gross profit.

	Year ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Cost of net revenue	$2,737	$1,498	$1,986	$1,239	83%	$(488)	(25)%
Percentage of total revenues	19%	10%	16%

        Cost of net revenues consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

        The increase in cost of net revenues for 2007 was primarily due to new licensing arrangements we entered into in 2007, which required significantly increased engineering services. Those contracts required us to develop new memory macros for smaller manufacturing process geometries, and we incurred higher costs to fulfill our obligations. Cost of revenue in 2007 includes stock-based compensation expense of $0.5 million, an increase of $0.3 million over 2006. As a result of the significant increase in engineering costs under new licensing arrangements, our gross profit decreased from $13.4 million in 2006 to $11.6 million in 2007 and, as a percentage of total revenue, decreased to 81% of total revenue in 2007 from 90% in 2006. We expect that cost of licensing revenues will continue to grow in absolute dollars and will be higher as a percentage of net revenue for 2008 because we anticipate entering into license agreements requiring more complete development services due to the shift by many licensees to smaller process geometries, including 65nm and below.

        Gross profit increased to $13.4 million in 2006 from $10.3 million in 2005 mainly due to an increase in our licensing revenue. Our gross profit as a percentage of total revenue increased to 90% in 2006 from 84% in 2005 primarily due to a higher licensing gross profit, which increased to 84% of total licensing revenue in 2006 from 74% of total licensing revenue in 2005. This increase in licensing gross profit as a percentage of licensing revenue resulted from lower costs for fulfilling our obligations under large, high margin contracts and our CLASSIC Memory Macro projects. This cost reduction was partially offset by stock-based compensation expense of $225,000 recorded under SFAS 123(R). There was no stock-based compensation expense related to SFAS 123(R) in 2005. In addition, pre-production prepaid royalties included in licensing revenue contributed to an increased gross profit as a percentage of total revenue because such royalties have no associated cost.

  Research and Development.

	Year ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Research and development	$11,988	$8,156	$5,839	$3,832	47%	$2,317	40%
Percentage of total revenues	84%	55%	48%

        Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees, development of our 1T-FLASH technology solution and costs related to our newly acquired analog/mixed-signal design technology, including the subsidiaries in China and Romania, and amortization of acquired intangible assets. We expense research and development costs as they are incurred.

        The $3.8 million increase in 2007 was primarily due to a substantial increase in newly hired personnel attributable to the Atmel and LDIC asset acquisitions in the third quarter of 2007 which added approximately one hundred employees. The increase included $0.5 million for contractually obligated bonuses and tape-out charges for our high definition DVD mixed-signal IP on a test integrated circuit, $0.4 million of amortization of purchased intangible assets from these acquisitions, and an increase of $0.2 million in stock-based compensation expense. In addition, we expanded our engineering team working on our non-volatile 1T-FLASH memory technology and 1T-SRAM display driver applications. Research and development expenses included stock-based compensation expense of $1.2 million. We will increase our development efforts in 2008 to enable the commercial launch of our new IP technologies, and we expect total research and development expense to increase significantly in 2008 as compared to 2007, but to decrease slightly as a percentage of revenues.

        The increase in research and development expenses for 2006 from 2005 was primarily attributable to a lower allocation of expenses to cost of licensing revenue in 2006 because of the high margin contracts, which requires less customization and engineering efforts. Research and development expenses also increased as a result of the stock-based compensation expense of $1.0 million under SFAS 123(R).

  Selling, General and Administrative.

	Year ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Selling, general and administrative	$11,659	$11,370	$9,922	$289	3%	$1,448	15%
Percentage of total revenues	81%	76%	81%

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management.

        The increase for 2007 from 2006 resulted primarily from a $0.2 million increase in bad debt expense attributable to one customer, a $0.6 million increase in stock-based compensation expense, $0.3 million increase in legal fees related to employment matters, $0.4 million increase in salary and related costs, $0.2 million increase in marketing promotional activities and $0.2 million of separation costs related to the departures of two executives. These increases were offset by a $1.6 million decrease in litigation expenses.

        The increase in selling, general and administrative expenses for 2006 from 2005 was mainly due to stock-based compensation expense of $1.5 million under SFAS 123(R). Expenses related to the UniRAM litigation in 2006 totaled approximately $1.7 million, compared to $1.6 million in 2005. Expenses related to testing and assessment of effectiveness of our internal control over financial reporting required by Section 404 of Sarbanes-Oxley Act were approximately $411,000 in 2006.

  Stock-Based Compensation.

        As a result of the adoption of SFAS 123(R) effective January 1, 2006, $3.8 million and $2.7 million were recognized as stock-based compensation expense during the years ended December 31, 2007 and 2006, respectively. Expense is recognized on a straight-line basis over the requisite service period. The total compensation cost of options granted, but not yet vested, as of December 31, 2007 was $10.6 million, which is expected to be recognized as expense over a weighted average period of approximately 2.55 years.

        During the year ended December 31, 2005, we recorded stock-based compensation expense of $36,000, which was attributable to the issuance of options to purchase our stock to newly appointed members of our board of directors that had an exercise price less than the fair market value of our stock on the date of the option grant, which was permitted under our option plan.

        Prior to the adoption of SFAS 123(R), we amortized deferred compensation expense using the graded vesting method over the vesting period of each respective option, generally four years. The accelerated amortization resulted in expensing approximately 52% of the total award in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year.

  Acquired In-Process Research and Development.

	Year ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
In-process research and development	$966	$—	$—	$966	100%	$—	—
Percentage of total revenues	7%	—	—

        We recorded a charge of $1.0 million in 2007 for purchased in-process research and development expenses upon completion of the Atmel and LDIC asset acquisitions because technological feasibility of the acquired technology had not been established and no future alternative uses existed. The fair value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

  Litigation Settlement.

	Year ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Litigation settlement	$—	$2,400	$—	$(2,400)	(100)%	$2,400	100%
Percentage of total revenues	—	16%	—

        In March 2004, UniRAM Technology, Inc. (UniRAM) filed a complaint against us in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. In October 2006, we entered into a settlement agreement with UniRAM under which we and UniRAM agreed to dismiss all outstanding claims and counterclaims with prejudice, and we paid UniRAM $2.4 million and received a complete release of all claims as well as a future fully paid license for ourselves and all of our licensees with respect to UniRAM's relevant intellectual property.

  Interest, Other Income and Expenses.

	Year ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Interest, other income and expenses	$4,520	$3,286	$2,591	$1,234	38%	$695	27%
Percentage of total revenues	32%	22%	21%

        The increase in interest, other income and expenses for 2007 was primarily due to a $0.7 million increase in interest income due to higher interest rates earned on our investments and a $0.5 million decrease in other expenses due to a non-recurring charge recorded in 2006 related to Japan withholding taxes paid by Japanese licensees on our behalf.

        The increase in interest, other income and expenses for 2006 from 2005 was primarily due to higher interest rates but offset by a charge of $0.5 million recorded in 2006 related to Japan withholding taxes paid by Japanese licensees on our behalf. We do not expect any additional withholding tax reimbursement in the future as the U.S.—Japan income tax treaty that took effect July 1, 2004 generally eliminated withholding taxes on royalties.

  Provision for Income Taxes.

	Year ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Income tax benefit (provision)	$(25)	$(109)	$11	$84	(77)%	$(120)	1,091%
Percentage of total revenues	(0)%	(1)%	0%

        Our income tax provisions for 2007 and 2006 were primarily attributable to foreign jurisdictions.

        As of December 31, 2007, we had net operating loss carryforwards of approximately $14.7 million for federal income tax purposes, approximately $16.2 million for state income tax purposes and Canadian loss and research and development pool carryforwards of approximately $14.8 million that are available to reduce future income tax liabilities to the extent permitted under federal, Canadian and applicable state income tax laws. These net operating loss carryforwards expire over our tax periods from 2008 to 2027. In 2008, we anticipate that our effective income tax rate will continue to be less than the federal statutory tax rate.

        As of December 31, 2007 and 2006, we had gross deferred tax assets of approximately $17.4 million and $13.8 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we had a full valuation allowance of $17.4 million as of December 31, 2007 and $12.5 million as of December 31, 2006.

Liquidity and Capital Resources

        As of December 31, 2007, we had cash and cash equivalents of $37.7 million, short-term investments of $27.3 million and long-term investments of $13.7 million, resulting in a combined balance of $78.7 million. As of December 31, 2006, we had cash and cash equivalents of $11.1 million, short-term investments of $70.7 million and long-term investments of $2.5 million, resulting in a combined balance of $84.3 million. Our primary capital requirements are to fund working capital needs.

        As discussed in more detail under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," our short-term investments at December 31, 2007 included $11.6 million of adjustable rate securities that currently may be relatively illiquid. We believe we will be able to liquidate our adjustable rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments' recorded value. We currently have the ability and intent to hold our $9.2 million of adjustable rate securities held as of February 29, 2008, until market stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and investments will be sufficient to meet our anticipated cash needs and to execute our current business plan.

        Cash used in operating activities was $1.1 million for 2007 and primarily consisted of the net loss of $8.5 million, offset by a decrease in accounts receivable of $1.4 million, increases in non-cash charges including the in-process research and development charge of $1.0 million, stock-based compensation expense of $3.8 million, $1.0 million for depreciation and amortization and $0.2 million of bad debt expense.

        Cash used in operating activities was $5.6 million for 2006 and primarily consisted of the net loss of $5.3 million, an increase in accounts receivable of $1.9 million, reduced deferred revenue of $0.7 million and decreased accrued expenses and other liabilities of $0.8 million, partially offset by the non-cash impacts of stock-based compensation expense of $2.7 million and depreciation and amortization of $0.5 million.

        Net cash provided by investing activities was $29.8 million for 2007 and was primarily attributable to $32.3 million of net proceeds from sales and purchases of marketable securities, partially offset by $1.0 million of expenditures for property and equipment and $1.5 million for the purchase of intangible and other assets from Atmel and LDIC in the third quarter of 2007.

        Net cash provided by investing activities was $3.7 million for 2006, from sales of marketable securities of $3.9 million, partially offset by $0.2 million of purchases of property and equipment.

        Net cash used in financing activities for 2007 was $2.1 million and was primarily attributable to $5.0 million of cash expenditures during the third and fourth quarters of 2007 to repurchase approximately 883,000 shares of our own common stock under a plan authorized by our Board of Directors in August 2007, partially offset by proceeds of $2.9 million from stock option exercises.

        Net cash provided by financing activities for 2006 was $3.8 million, which was attributable to proceeds received from the exercise of employee stock options.

        Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including:

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

  •
  profitability of our business.

        We expect that our existing cash, cash equivalents, and investments along with our existing capital and cash generated from operations, if any, will be sufficient to meet our capital requirements for the foreseeable future. We expect that a licensing business such as ours generally will require less cash to support operations.

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

Disclosures about Contractual Obligations and Commercial Commitments

        The impact that our contractual obligations as of December 31, 2007 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	Over 4 years
Operating Leases:
Obligations	$1,542	$825	$717	$—
Sublease Income	(35)	(35)	—	—
Purchase Commitment	1,704	620	1,084	—

	$3,211	$1,410	$1,801	$—

        The purchase commitment relates to a three-year license agreement for computer-aided design tools payable in installments through December 2010.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No amounts are reflected in our consolidated financial statements as of December 31, 2007 or 2006 related to these indemnifications.

Recent Accounting Pronouncements

        See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

        Our exposure to interest rate risk relates to our investment portfolio. Our investments are made in accordance with an investment policy approved by our board of directors. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. government agencies, municipal notes, corporate notes and bonds, commercial paper and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We do not use interest rate swaps in our investment portfolio. We place our investments with high-credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer or fund.

        Our investment portfolio is classified as available-for-sale and is recorded at amortized cost. Securities with an original maturity of three months or less are considered cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Auction rate debt securities are classified as short-term investments because they have fixed reset dates within one year designed to allow investors to exit these investments at par even though the underlying municipal note may have an original maturity as much as 40 years. All investments have a maturity of less than two years. No single security should exceed 5% of the portfolio at the time of purchase. We do not have any investments denominated in foreign country currencies, and therefore are not subject to foreign currency risk on such investments.

        As of December 31, 2007, we held $11.6 million of municipal notes investments, classified as short-term investments, with an auction reset feature (adjustable rate securities) whose underlying assets were primarily in student loans and which had an AAA credit rating. During January 2008, we successfully liquidated $2.4 million of these adjustable rate securities and, as of February 29, 2008, we held $9.2 million of adjustable rate securities. Subsequently, auctions failed for all of these adjustable rate securities. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our remaining adjustable rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements for the first quarter of 2008. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Foreign currency exchange rate risk

        Currently, all of our international sales are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains or losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. For most currencies, we are a net payer of foreign currencies and, therefore, benefit from a stronger U.S. dollar and are adversely affected by a weaker U.S. dollar relative to those foreign currencies.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the financial statements listed under the heading (a) (1) Financial Statements and Reports of Burr, Pilger & Mayer LLP and BDO Seidman, LLP of Item 15, which financial statements are incorporated by reference in response to this Item 8.

Quarterly Results of Operations

        The following tables set forth unaudited results of operations data for each of the eight quarters in the two year period ended December 31, 2007. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
	(In thousands, except per share data)
	(Unaudited—All periods)
Net revenue:
Licensing	$388	$1,548	$2,159	$1,158	$1,794	$3,333	$1,701	$2,268
Royalty	2,511	2,421	2,170	1,979	3,215	705	639	1,254

Total net revenue	2,899	3,969	4,329	3,137	5,009	4,038	2,340	3,522
Cost of net revenue:
Licensing	825	670	678	564	592	172	381	353

Total cost of net revenue	825	670	678	564	592	172	381	353
Gross profit	2,074	3,299	3,651	2,573	4,417	3,866	1,959	3,169
Operating expenses:
Research and development	4,371	3,438	2,101	2,078	2,057	2,018	2,129	1,952
Selling, general and administrative	3,309	2,945	2,825	2,580	2,585	3,350	2,806	2,629
In-process research and development	—	966	—	—	—	—	—	—
Litigation settlement	—	—	—	—	—	2,400	—	—

Total operating expenses	7,680	7,349	4,926	4,658	4,642	7,768	4,935	4,581
Operating loss	(5,606)	(4,050)	(1,275)	(2,085)	(225)	(3,902)	(2,976)	(1,412)
Interest, other income and expenses	1,015	1,209	1,232	1,064	865	1,043	926	452

Income (loss) before income taxes	(4,591)	(2,841)	(43)	(1,021)	640	(2,859)	(2,050)	(960)
Income tax benefit (provision)	8	18	(103)	52	(73)	(8)	(14)	(14)

Net income (loss)	$(4,583)	$(2,823)	$(146)	$(969)	$567	$(2,867)	$(2,064)	$(974)

Net income (loss) per share:
Basic	$(0.14)	$(0.09)	$(0.00)	$(0.03)	$0.02	$(0.09)	$(0.07)	$(0.03)
Diluted	$(0.14)	$(0.09)	$(0.00)	$(0.03)	$0.02	$(0.09)	$(0.07)	$(0.03)
Shares used in computing net income (loss) per share:
Basic	32,117	32,274	31,945	31,689	31,492	31,386	31,293	31,022
Diluted	32,117	32,274	31,945	31,689	32,461	31,386	31,293	31,022

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)
Management's annual report on internal control over financial reporting

          MoSys, Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f)) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

          Burr, Pilger & Mayer LLP, the independent registered public accounting firm that audited the 2007 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2007, as stated in their report which is included under Item 15, below.

(b)
Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2007, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(c)
Changes in internal control

          There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about June 3, 2008, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

        We have adopted a code of ethics that applies to all of our employees. The code of ethics is designed to deter wrongdoing and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosures in reports and documents submitted to the SEC and other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code and accountability for adherence to such code.

        The code of ethics is available on our website www.mosys.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, or persons performing similar functions, where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

Item 11.    Executive Compensation

        Information relating to executive compensation will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about June 3, 2008, which information is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information relating to securities authorized for issuance under equity compensation plans will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about June 3, 2008, which information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about June 3, 2008, which information is incorporated into this report by reference.

Item 14.    Principal Accountant Fees and Services

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about June 3, 2008, which information is incorporated into this report by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements and Reports of Independent Registered Public Accounting Firms, which are set forth in the index to Consolidated Financial Statements on pages 46 through 78 of this report.

  (2)
  Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits

2.1(1)	Merger Agreement regarding the Registrant's reincorporation in Delaware
2.2(2)	Share Purchase Agreement for the shares of ATMOS Corporation
3.1	Not currently in use
3.2	Not currently in use
3.3(1)	Restated Certificate of Incorporation of the Registrant
3.3.1	Certificate of Amendment to Restated Certificate of Incorporation
3.4(1)	Bylaws of the Registrant
3.4.1(3)	Amendment to Bylaws effective December 20, 2007
4.1(1)	Specimen common stock certificate
4.2(1)	Not currently in use
4.3(1)	Rights Agreement
4.3.1(4)	First Amendment to Rights Agreement, dated as of February 23, 2004
4.3.2(5)	Second Amendment to Rights Agreement, dated as of December 14, 2004
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(1)	Not currently in use
10.3(1)*	1996 Stock Plan and form of Option Agreement thereunder
10.4(1)*	Form of Restricted Stock Purchase Agreement
10.5(1)*	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.5.1(6)*	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.6(1)*	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.13*	Employment Agreement and Release between Registrant and Chester J. Silvestri dated November 8, 2007
10.14	Not currently in use
10.15(7)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.16(8)	Lease Agreement between Registrant and Sunnyvale Mathilda Investors, LLC dated as of May 6, 2005
10.17(8)*	Employment offer letter agreement between the Registrant and Dhaval Ajmera dated October 3, 2005

10.18	Not currently in use
10.19	Not currently in use
10.20	Not currently in use
10.21(9)*	Form of New Employee Inducement Grant Stock Option Agreement
10.22	Not currently in use
10.23	Not currently in use
10.24*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.25*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 8, 2007
10.26*	Employment offer letter agreement between the Registrant and James W. Sullivan dated January 18, 2008
10.27*	Change-in-control Agreement between Registrant and James W. Sullivan dated January 18, 2008
10.28*	Employment offer letter agreement between Registrant and Didier Lacroix dated as of February 21, 2008
10.29*	Change-in-control Agreement between Registrant and Didier Lacroix dated as of February 21, 2008
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr, Pilger & Mayer LLP
23.2	Consent of Independent Registered Public Accounting Firm—BDO Seidman, LLP
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

(1)
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(2)
Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K/A filed on November 13, 2002.

(3)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on December 21, 2007 (Commission File No. 000-32929).

(4)
Incorporated by reference to Exhibit 1 to Form 8-A/A filed by the Company on December 22, 2004 (Commission File No. 000-32929).

(5)
Incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Company on December 20, 2004 (Commission File No. 000-32929).

(6)
Incorporated by reference to the Company's proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).

(7)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32925).

(8)
Incorporated by reference to the same-numbered exhibit to Form 10-K filed by the Company on March 16, 2006 (Commission File No. 000-32929).

(9)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on May 9, 2006 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2008.

MOSYS, INC.
By:	/s/ LEONARD PERHAM Leonard Perham President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard Perham and James W. Sullivan as his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LEONARD PERHAM Leonard Perham	President, Chief Executive Officer, and Director	March 14, 2008
/s/ JAMES W. SULLIVAN James W. Sullivan	Vice President of Finance and Chief Financial Officer	March 14, 2008
/s/ CARL E. BERG Carl E. Berg	Director	March 14, 2008
/s/ TOMMY ENG Tommy Eng	Director	March 14, 2008
/s/ CHI-PING HSU Chi-Ping Hsu	Director	March 14, 2008
/s/ JAMES D. KUPEC James D. Kupec	Director	March 14, 2008
/s/ CHENMING HU Chenming Hu	Director	March 14, 2008

MOSYS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc.

        We have audited the accompanying consolidated balance sheet of MoSys, Inc. and its subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(2), as of and for the year ended December 31, 2007. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys, Inc. and its subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the year ended December 31, 2007, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" applying the modified prospective method. As discussed in Note 1 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109."

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an unqualified opinion on the effective operation of the Company's internal control over financial reporting.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoSys, Inc.

        We have audited the internal control over financial reporting of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, MoSys, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MoSys, Inc. and its subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and the related financial statement schedule as of and for the year ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 14, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MoSys, Inc.
Sunnyvale, California

        We have audited the accompanying consolidated balance sheets of MoSys, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. We have also audited Schedule II—Valuation and Qualifying Accounts for the two years ended December 31, 2006. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II—Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein for the two years ended December 31, 2006.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment", (SFAS 123(R)).

/s/ BDO Seidman, LLP

San Francisco, California
March 12, 2007

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$37,673	$11,118
Short-term investments and auction rate securities	27,288	70,689
Accounts receivable, net	895	2,491
Unbilled contract receivables	518	360
Prepaid expenses and other assets	2,393	2,831

Total current assets	68,767	87,489
Long-term investments	13,693	2,492
Property and equipment, net	1,396	855
Goodwill	12,326	12,326
Intangible assets, net	2,166	—
Other assets	449	598

Total assets	$98,797	$103,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$146	$307
Accrued expenses and other liabilities	2,158	1,865
Deferred revenue	201	619

Total current liabilities	2,505	2,791
Long-term portion of restructuring liability	—	54

Total liabilities	2,505	2,845

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,889 shares and 31,638 shares issued and outstanding at December 31, 2007 and 2006	319	316
Additional paid-in capital	110,631	106,850
Accumulated other comprehensive income (loss)	35	(79)
Accumulated deficit	(14,693)	(6,172)

Total stockholders' equity	96,292	100,915

Total liabilities and stockholders' equity	$98,797	$103,760

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net revenue
Licensing	$5,253	$9,096	$7,725
Royalty	9,081	5,813	4,547
Product	—	—	10

Total net revenue	14,334	14,909	12,282
Cost of net revenue
Licensing	2,737	1,498	1,986

Total cost of net revenue	2,737	1,498	1,986
Gross profit	11,597	13,411	10,296
Operating expenses
Research and development	11,988	8,156	5,839
Selling, general and administrative	11,659	11,370	9,922
In-process research and development	966	—	—
Litigation settlement	—	2,400	—
Restructuring expenses	—	—	119

Total operating expenses	24,613	21,926	15,880
Loss from operations	(13,016)	(8,515)	(5,584)
Interest, other income and expenses	4,520	3,286	2,591

Loss before income taxes	(8,496)	(5,229)	(2,993)
Income tax benefit (provision)	(25)	(109)	11

Net loss	$(8,521)	$(5,338)	$(2,982)

Net loss per share
Basic and diluted	$(0.27)	$(0.17)	$(0.10)
Shares used in computing net loss per share
Basic and diluted	31,994	31,298	30,534
Allocation of stock-based compensation to cost of net revenue and operating expenses included above:
Cost of licensing revenue	$495	$225	$—
Research and development	1,162	993	—
Selling, general and administrative	2,109	1,528	36

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital	Deferred Stock-based Compensation
	Shares	Amount					Total
Balance at December 31, 2004	30,296	$303	$98,278	$(69)	$(252)	$2,148	$100,408
Issuance of Common Stock upon exercise of options	406	4	1,205	—	—	—	1,209
Issuance of Common Stock for Employee Stock Purchase Plan	66	1	315	—	—	—	316
Stock-based compensation	—	—	—	36	—	—	36
Tax benefits associated with exercise of stock options	—	—	482	—	—	—	482
Other comprehensive income—change in unrealized loss on available-for-sale investments	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	(2,982)	(2,982)

Comprehensive loss							(3,119)

Balance at December 31, 2005	30,768	308	100,280	(33)	(389)	(834)	99,332
Issuance of Common Stock upon exercise of options	752	8	3,640	—	—	—	3,648
Issuance of Common Stock for Restricted Stock Awards	74	—	—	—	—	—
Issuance of Common Stock for Employee Stock Purchase Plan	44	—	184	—	—	—	184
Stock-based compensation	—	—	2,746	33	—	—	2,779
Other comprehensive income—change in unrealized gain on available-for-sale investments	—	—	—	—	310	—	310
Net loss	—	—	—	—	—	(5,338)	(5,338)

Comprehensive loss							(5,028)

Balance at December 31, 2006	31,638	316	106,850	—	(79)	(6,172)	100,915
Issuance of Common Stock upon exercise of options	639	6	2,919	—	—	—	2,925
Repurchase of Restricted Common Stock	(5)	—	(35)	—	—	—	(35)
Repurchase of Common Stock	(883)	(8)	(5,015)	—	—	—	(5,023)
Issuance of Common Stock in connection with asset purchase	500	5	2,118	—	—	—	2,123
Stock-based compensation	—	—	3,794	—	—	—	3,794
Other comprehensive income—change in unrealized gain on available-for-sale investments	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	(8,521)	(8,521)

Comprehensive loss							(8,407)

Balance at December 31, 2007	31,889	$319	$110,631	$—	$35	$(14,693)	$96,292

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(8,521)	$(5,338)	$(2,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	225	—	105
Depreciation and amortization	630	474	614
Amortization of intangible assets	394	—	—
In-process research and development	966	—	—
Stock-based compensation	3,766	2,746	36
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	1,371	(1,853)	382
Unbilled contracts receivable	(158)	8	(311)
Prepaid expenses and other assets	650	(201)	283
Deferred revenue	(418)	(690)	808
Accounts payable	(161)	71	116
Accrued expenses and other liabilities	157	(841)	(793)
Tax benefits associated with exercise of stock options	—	—	482

Net cash used in operating activities	(1,099)	(5,624)	(1,260)
Cash flows from investing activities:
Purchase of property and equipment	(988)	(208)	(1,051)
Purchase of intangible and other assets	(1,539)	—	—
Proceeds from sales and maturities of marketable securities	248,595	170,041	225,879
Purchase of marketable securities	(216,281)	(166,094)	(247,636)

Net cash provided by (used in) investing activities	29,787	3,739	(22,808)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,925	3,832	1,525
Repurchase of common stock	(5,058)	—	—

Net cash provided by (used in) financing activities	(2,133)	3,832	1,525
Net increase (decrease) in cash and cash equivalents	26,555	1,947	(22,543)
Cash and cash equivalents at beginning of year	11,118	9,171	31,714

Cash and cash equivalents at end of year	$37,673	$11,118	$9,171

Supplemental disclosure:
Cash paid for income taxes	$59	$42	$29
Transaction fees paid for repurchase of common stock	$44	$—	$—
Stock issued for purchase of intangible assets	$2,123	$—	$—

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

The Company

        MoSys, Inc. (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company designs, develops, markets and licenses high performance semiconductor memory and analog/mixed-signal intellectual property (IP) used by the semiconductor industry, communications, networking and storage equipment manufacturers.

        From its inception in 1991 through 1998, the Company focused primarily on the sale of stand-alone memory products. In the fourth quarter of 1998, the Company changed the emphasis of its business model to focus primarily on the licensing of its 1T-SRAM technologies and completed this transition in 2004 when the Company notified its customers of its decision to discontinue sales of its memory chip products and only license its technology.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year. Certain amounts reported in previous years have been reclassified to conform with the 2007 presentation. The impact of these reclassifications had no effect on previously reported total revenue, net loss, total assets or stockholders' equity.

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

Foreign Currency

        The Company has foreign offices located in Korea, Japan, Romania and China, which are operated as branches or subsidiaries of the Company. The functional currency of the Company's foreign entities is the U.S. dollar. Accordingly, the financial statements of these entities are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Exchange gains or losses from foreign currency transactions are included in the consolidated statement of operations and were not material for any period presented.

Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Cash Equivalents and Investments

        The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company's short-term and long-term investments are carried at fair value, based on quoted market prices, with the unrealized holding gains and losses reported in stockholders' equity. The Company evaluates declines in market value for potential impairment if the decline results in a value below cost and is determined to be other than temporary. Realized gains and losses and declines in the value judged to be other than temporary are included in other income and expenses. The cost of securities sold is based on the specific identification method.

        The Company invests its excess cash in money market accounts, auction rate securities, corporate debt, commercial paper and government agency debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Auction rate debt securities are classified as short-term investments because they have fixed reset dates within one year designed to allow investors to exit these instruments at par even though the underlying municipal note may have an original maturity of as much as 40 years. The Company's auction rate securities are classified as available-for-sale and are carried at fair value which approximates cost.

Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company grants credit only to customers deemed credit worthy in the judgment of management. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. The allowance for uncollectible accounts receivable was $225,000 and $0 at December 31, 2007 and 2006, respectively. Amounts written off in 2007, 2006 and 2005 were $0, $65,000 and $0, respectively.

Unbilled Contract Receivables

        Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term.

Valuation of Long-lived Assets

        The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets." Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to five years. SFAS 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized as the difference between the net book value of such assets and the future undiscounted cash flows attributable to such assets.

Purchased Intangible Assets

        Intangible assets acquired by direct purchase are accounted for based on the fair value of assets received. Identifiable intangible assets are primarily comprised of developed technology, patent rights and workforce. Purchased intangibles with finite lives are generally amortized on a straight-line basis, which typically approximates the economic benefit of the intangible assets, over the respective estimated useful lives of up to five years.

Goodwill

        The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company performs its annual impairment test during the third quarter of each year and any potential impairment indicators are noted. The Company performed the annual impairment test during the third quarter of 2007, and the test did not indicate impairment of goodwill as of September 30, 2007. As of December 31, 2007, the Company had not identified any indicators of potential impairment.

Revenue Recognition

  General

        The Company generates revenue from the licensing of its intellectual property, or IP, and customers pay fees for licensing, non-recurring engineering services, royalties and maintenance and support. During 2004, the Company phased out sales of its proprietary memory chips and completed its final shipment of such products in early 2005. The Company applies the principles of Securities & Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," and recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of agreements. When sales arrangements contain multiple elements (e.g., license and services), the Company applies the provisions of Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21, (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the agreement consideration payable to us is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria of SAB No. 104 have been met for that unit of accounting.

  Licensing

        Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For license agreements that do not require significant development,

modification or customization, revenues are generally recognized when the criteria of SAB No. 104 have been met. If any of these criteria are not met, revenues are deferred until such time as all criteria have been met

        For license agreements which include deliverables that require significant production, modification or customization, the Company applies American Institute of Certified Public Accountants Statement of Position 81-1 (SOP 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." When the Company has significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. The percentage of completion method includes judgmental elements, such as determining that the Company has the experience to meet the design specifications and estimation of the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee's design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees' designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company's policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which the likelihood of such losses is determined. Revenue recognized in any period is dependent on the Company's progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue the Company recognizes in any period. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contract receivable. Our total unbilled contract receivable was $518,000 and $360,000 as of December 31, 2007 and 2006, respectively. If inherent risks make estimates doubtful, the contract is accounted for under the completed contract method.

        For contracts involving design specifications that the Company has not previously met, the Company defers the recognition of all revenue until the design meets the contractual design specifications and expenses the cost of revenue as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, the Company defers both the recognition of revenue and the cost. For these arrangements, the Company recognizes revenue using the completed contract method. The Company recognized $128,000 of revenue under the completed contract method in 2007. In 2006 and 2005, no revenue was recognized under the completed contract method.

        The Company provides support and maintenance under many of its license agreements. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. Support and maintenance revenue is recognized at its fair value established by objective evidence, ratably over the period during which the obligation exists, typically 12 months. These arrangements are renewable annually by the customer. Revenue from support and maintenance was $484,000, $287,000 and $512,000 in 2007, 2006 and 2005, respectively, and was included in licensing revenue in the consolidated statements of operations.

        From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company's control and is often caused by changes in market conditions or the licensee's business. Cancellations of this nature are an aspect of the Company's licensing business, and, in general, license contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company's license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone, and if the Company performs the contracted services, is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. License revenue from cancelled contracts was $0, $225,000 and $240,000 for 2007, 2006 and 2005, respectively.

  Royalty

        Licensing contracts also provide for royalty reporting and payments at a stated rate based on actual units manufactured or sold by licensees for products that include the Company's technologies after the end of the quarter in which the sale or manufacture occurs. The Company generally recognizes royalties in the quarter in which the Company receives the licensee's report. However, due to a contract amendment with one customer in the fourth quarter of 2006, the Company started to recognize royalty revenue in the same quarter in which the units are sold by this customer based on royalty reports received from the customer. As a result of this contract amendment, additional royalty revenue representing 30% of total revenue was recognized in the fourth quarter of 2006. In addition, in the first quarter of 2006, the Company began recognizing revenue from two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when the Company enters into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In either case, these prepaid royalties are non-refundable. Revenue is recognized upon execution of the contract provided that no further performance obligations exist. The Company records pre-production, prepaid royalties as license revenues and post-production, pre-paid royalties as royalty revenues.

Cost of Revenue

        Cost of licensing revenue consists primarily of engineering personnel and overhead allocation costs directly related to development services specified in agreements. These services typically include customization of the Company's memory IP circuitry to enable embedding it on a licensee's integrated circuit and may include engineering support to assist in the commencement of production of a licensee's products. The Company recognizes costs of licensing revenue in the following manner:

  •
  If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which the Company incurs the engineering costs.

  •
  If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering cost does not exceed the amount of the related licensing revenue, this cost is deferred on a contract-by-contract basis from the time the Company has established technological feasibility of the product to be developed under the license. Technological feasibility is established when the Company has completed all activities necessary to demonstrate that the licensee's product can be produced to meet the performance specifications when incorporating its technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized.

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

Research and Development

        Engineering cost is generally recorded as research and development expense in the period incurred and they include costs incurred with respect to internally developed technology and engineering services, as they are not directly related to a particular licensee, license agreement or license fees.

Stock-Based Compensation

        Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123(R)), "Share-Based Payment," which establishes accounting for recognizing the fair value of stock-based payment awards. Accordingly, the expense of these awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value.

        The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). This method requires the Company to apply the provision of SFAS 123(R) to all stock-based payment awards after the adoption date. In accordance with the method, the Company's consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Per Share Amounts

        Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. For the years ended December 31, 2007, 2006 and 2005, stock options to purchase 5.4 million, 5.7 million, and 6.5 million shares, respectively, were excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(8,521)	$(5,338)	$(2,982)
Denominator:
Shares used in computing net loss per share:
Add: weighted-average common shares outstanding	32,101	31,364	30,534
Less: unvested common shares subject to repurchase	(107)	(66)	—

Basic and diluted	31,994	31,298	30,534
Net loss per share:
Basic and diluted	$(0.27)	$(0.17)	$(0.10)

Options Issued to Non-Employees

        The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under EITF No. 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123." The Company records the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. The Company charges the value of the equity instrument to earnings over the term of the service agreement. There were no stock option grants to non-employees, excluding non-employee directors in the years ended December 31, 2007, 2006 and 2005. However, $0.1 million was recognized as expense in 2007 due to the conversion of an employee into a consultant in May 2007.

Income Taxes

        The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109 (SFAS 109), "Accounting for Income Taxes." Under the asset and liability method, the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not that all or a portion of the deferred tax assets will not be realized.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109," as issued by the FASB. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized no adjustment to the January 1, 2007 accumulated deficit balance. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations. Therefore, adoption of FIN 48 did not have a material effect on the Company's consolidated results of operations and financial condition for the year ended December 31, 2007.

        The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The 2003 through 2007 tax years generally remain subject to examination by federal, state, and foreign tax authorities.

        As of December 31, 2007, the Company does not have any unrecognized tax benefits and does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the years ended December 31, 2007, 2006 and 2005, the Company did not recognize any interest or penalties.

Comprehensive Loss

        Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net loss and comprehensive loss is due to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss is reflected in the consolidated statements of stockholders' equity.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157 (SFAS 157), "Fair Value Measurement." SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115." SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

        In June 2007, the FASB ratified EITF No. 07-3 (EITF 07-3), "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The Company has accounted for such payments consistent with EITF 07-3, therefore adoption of EITF 07-3 is not expected to have a significant impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), "Business Combinations." SFAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal year 2009, and is currently evaluating the impact SFAS 141(R) will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160 (SFAS 160), "Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51," which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal year 2009 and does not expect the adoption of SFAS 160 will have a material impact on its consolidated results of operations and financial condition.

Note 2: Consolidated Balance Sheets and Statements of Operations Components

	December 31,
	2007	2006
	(in thousands)
Prepaid expenses and other current assets:
Deferred costs of revenue	$32	$73
Tax receivable	1,131	210
Deferred tax assets	—	1,316
Prepaid expenses and other assets	1,230	1,232

	$2,393	$2,831

Property and equipment:
Equipment, furniture and fixtures, leasehold improvements	$2,014	$1,468
Acquired software	1,560	935

	3,574	2,403
Less: Accumulated depreciation and amortization	(2,178)	(1,548)

	$1,396	$855

Accrued expenses and other liabilities:
Accrued wages and employee benefits	$931	$950
Deferred incentive from lessor	155	216
Professional fees	263	130
Deferred rent	67	67
Accrued restructuring liability	53	154
Income taxes payable	2	77
Other	687	271

	$2,158	$1,865

    Interest, other income and expenses:

	2007	2006	2005
	(in thousands)
Interest income	$4,496	$3,822	$2,608
Other income (expense)	24	(536)	(17)

	$4,520	$3,286	$2,591

Note 3: Fair Value of Financial Instruments

        The estimated fair values of financial instruments outstanding at December 31, 2007 and 2006 were as follows (in thousands):

	2007
	Cost	Gross Unrealized Gains	Fair Value
Cash	$37,673	$—	$37,673

Short-term investments and auction rate securities:
Corporate notes and commercial paper	$1,500	$—	$1,500
US government debt securities	14,185	3	14,188
Market auction rate securities	11,600	—	11,600

Total short-term investments and auction rate securities	$27,285	$3	$27,288

Long-term investments:
Corporate notes	$9,454	$12	$9,466
US government debt securities	4,207	20	4,227

Total long-term investments	$13,661	$32	$13,693

	2006
	Cost	Gross Unrealized Losses	Fair Value
Cash	$8,520	$—	$8,520
Cash equivalents:
Commercial paper	2,600	(2)	2,598

Total cash and cash equivalents	$11,120	$(2)	$11,118

Short-term investments and auction rate securities:
Corporate notes	$24,892	$(38)	$24,854
US government debt securities	22,166	(31)	22,135
Market auction rate securities	23,700	—	23,700

Total short-term investments and auction rate securities	$70,758	$(69)	$70,689

Long-term investments:
US government debt securities	$2,500	$(8)	$2,492

Total long-term investments	$2,500	$(8)	$2,492

        Cost and fair value of commercial paper and investments based on three maturity groups at December 31, 2007 and 2006 were as follows (in thousands):

	2007
	Cost	Gross Unrealized Gains	Fair Value
Due within 1 year	$15,685	$3	$15,688
Due in 1-2 years	13,661	32	13,693
Due in greater than 2 years	11,600	—	11,600

Total	$40,946	$35	$40,981

	2006
	Cost	Gross Unrealized Losses	Fair Value
Due within 1 year	$49,658	$(71)	$49,587
Due in 1-2 years	2,500	(8)	2,492
Due in greater than 2 years	23,700	—	23,700

Total	$75,858	$(79)	$75,779

        Securities with contractual maturities greater than 2 years are for municipal notes investments with an auction reset feature. While the contractual maturities are long-term, the Company currently has the ability to liquidate these investments within the next twelve months, provided that there is a market for these securities, and classifies these as short-term investments (see Note 12).

Note 4. Asset Acquisitions

        On July 2, 2007, the Company entered into an asset purchase agreement and a transition services agreement with Atmel Corporation (Atmel) with respect to the purchase of several analog/mixed-signal integrated circuit designs and related assets from Atmel, including the rights to acquire an Atmel subsidiary located in Romania that employed 58 people and another Atmel subsidiary located in China that employed 45 people at the time of purchase. Under the agreement, the Company made a cash payment of $1.0 million, assumed net liabilities of acquired subsidiaries, and agreed to reimburse certain pre-closing operating expenses for a total purchase amount of $1.4 million.

        On August 8, 2007, the Company acquired intellectual property and other assets from LSI Design and Integration Corporation (LDIC) in a transaction related to the Atmel acquisition. The Company acquired this technology and related assets in exchange for 500,000 shares of the Company's common stock with a grant-date fair value of $7.07 per share. Of the 500,000 shares issued by the Company for the LDIC acquisition, $2.1 million (which represents the 300,000 shares valued at $7.07) has been recorded as intangible assets and the other 200,000 shares have been reserved for future distribution to employees and are recognized as compensation expense over the vesting period (see Note 6). The Company recorded the fair value of the 300,000 shares as part of the asset purchase consideration. In addition, the agreement calls for an earn-out payment equal to 25% of the license and royalty revenues generated by the Company from the integrated circuit designs acquired from Atmel and LDIC that are recognized in the first 12 calendar months following the closing date. Any such payments will be recorded as additional purchase consideration when earned.

        In accordance with SFAS No. 141, "Business Combinations," and EITF No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," the Company has determined that the purchase of assets did not have the necessary outputs and infrastructure to meet the definition of a business and therefore, was not accounted for as a business combination. Accordingly, no goodwill was recorded for these asset acquisitions. The Company has evaluated the specified assets and, in accordance with SFAS No. 142, "Goodwill and Other intangible Assets," has allocated the cost of the acquisition to the individual assets based on their relative fair values. The Company is amortizing the amortizable identified intangible assets based on their respective useful lives, ranging from three to five years.

        The components of purchased intangible assets are as follows (in thousands):

Developed technology	$1,559
In-process research and development	966
Patents	496
Assembled workforce	493
Business permits	12

Total intangible assets acquired	$3,526

        In connection with the asset acquisitions, the Company recorded an expense of $1.0 million in 2007 for the write-off of acquired in-process technology. The purchase price allocated to acquired in-process technology was determined through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use existed. The write-off of acquired in-process technology has been recorded as a separate line item in the consolidated statements of operations. Amortization expense in 2007 was $0.4 million and has been included in research and development in the consolidated statements of operations. The estimated aggregate amortization expense to be recognized in future years is approximately $0.8 million for 2008, $0.8 million for 2009, $0.4 million for 2010 and $0.1 million for 2011. As of December 31, 2007, purchased intangible assets and their related accumulated amortization and estimated lives were as follows (in thousands):

	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$1,559	$260	$1,299
Patents	5	496	50	446
Assembled workforce	3	493	82	411
Business permits	3	12	2	10

Total		$2,560	$394	$2,166

Note 5: Income Taxes

        The (provision) benefit for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current portion:
State	$(6)	$(6)	$31
Foreign	(19)	(103)	(23)

	(25)	(109)	8

Deferred:
U.S. federal	—	—	3

	—	—	3

Total	$(25)	$(109)	$11

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets (liabilities):
Federal and state loss carryforwards	$4,603	$4,608
Reserves, accruals and other	451	462
Depreciation and amortization	490	(54)
Acquired intangibles	(165)	—
Deferred stock-based compensation	1,369	686
Research and development credit carryforwards	4,015	1,758
Foreign tax credits	816	1,211
Canadian loss and research and development pool carryforwards	5,842	5,106

	17,421	13,777
Less: Valuation allowance	(17,421)	(12,461)

Net deferred tax assets	$—	$1,316

        The valuation allowance increased by $5.0 million and $1.5 million during the years ended December 31, 2007 and 2006, respectively. The valuation allowance at December 31, 2007 includes $1.9 million related to stock option deductions incurred prior to January 1, 2006, the benefit of which will be credited to additional paid-in capital when realized.

        As of December 31, 2007, the Company had net operating loss carryforwards of approximately $14.7 million for federal income tax purposes and approximately $16.2 million for state income tax purposes. These losses are available to reduce taxable income and expire at various times from 2013 through 2027. Approximately $3.8 million of federal net operating loss carryforwards and $3.1 million of state net operating loss carryforwards from 2007 and 2006, respectively, are related to excess tax benefits from stock-based compensation and will be charged to additional paid-in capital when utilized.

        The Company also had federal research and development tax credit carryforwards of approximately $2.8 million, which will expire beginning in 2008, and California research and development credits of approximately $1.8 million, which do not have an expiration date. The Company had foreign tax credits available for federal income tax purposes of approximately $816,000 which will begin to expire in 2009. The Company had Canadian operating loss and research and development pool carryforwards of $14.8 million, which will begin to expire in 2008.

        Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. Management does not believe it is likely that utilization will in fact be significantly limited due to ownership change limitation provisions.

        In 2007, the Company favorably settled its U.S. income tax return examination for 2002 and thereby obtained a tax refund of approximately $635,000. In conjunction with this settlement, the Company has filed a U.S. income tax refund claim to carry back its net operating losses to 2004 for approximately $767,000. This refund claim was included in prepaid expenses and other assets as of December 31, 2007.

        A reconciliation of income taxes provided at the federal statutory rate (35% in 2007, 2006 and 2005) to actual income tax expense follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income tax benefit computed at U.S. statutory rate	$(2,973)	$(1,830)	$(1,048)
State income tax (net of federal benefit)	6	6	4
Foreign income tax at rate different from U.S. statutory rate	35	168	47
Research & development credits	(364)	(113)	(96)
Foreign tax credit	(26)	(433)	—
Stock-based compensation	383	341	—
Valuation allowance changes affecting tax provision	2,910	1,948	1,029
Other	54	22	53

Income tax provision (benefit)	$25	$109	$(11)

        The domestic and foreign components of earnings before taxes were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S.	$(8,548)	$(5,158)	$(2,851)
Non-U.S.	52	(71)	(142)

	$(8,496)	$(5,229)	$(2,993)

Note 6: Stock-Based Compensation

Equity Compensation Plans

Common Stock Option Plans

        In 1996, the Company adopted the 1996 Stock Plan (1996 Plan), which expired in 2006. As of December 31, 2007, no options were available for future issuance under the 1996 Plan and options to purchase 117,000 shares were outstanding with a weighted-average exercise price of $8.50 per share. Under the 1996 Plan, incentive stock options were granted at a price not less than 100% of the fair value of the stock at the date of grant, as determined by the board of directors. Nonqualified stock options were to be granted at a price not less than 85% of the fair value of the stock at the date of grant, as determined by the board of directors. Options generally vest over a four-year period and are exercisable immediately for a maximum period of ten years after the date of grant. As the 1996 Plan has expired, additional equity awards under the 1996 Plan have been discontinued. The 1996 Plan will remain in effect as to outstanding equity awards granted under the plan prior to the date of expiration.

        The Company's 2000 employee stock option plan was adopted in October 2000 in connection with the Company's reincorporation in Delaware. In 2004, the Company obtained stockholder approval of its Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) to provide additional incentive to its employees and directors. The Amended 2000 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards in addition to stock options, including stock grants, restricted stock, performance-based awards, restricted stock units representing a right to acquire shares in the future and stock appreciation rights and to determine the applicable terms, including price, of such awards. Under the Amended 2000 Plan, the maximum number of shares reserved for issuance is 8,207,000, plus an annual increase of 500,000 on January 1 of each year, or a lesser amount determined by the board of directors. The term of options granted under the Amended 2000 Plan may not exceed ten years. The term of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company's stock may not exceed five years.

        The exercise price of incentive stock options granted under the Amended 2000 Plan must be at least equal to the fair market value of the shares on the date of grant. The exercise price of nonstatutory stock options granted under the Amended 2000 Plan will be determined by the board of directors, the compensation committee or board designated personnel and the exercise price of a nonstatutory stock option is not subject to any price restriction under the Amended 2000 Plan. No incentive stock option may be granted to any employee who on the date of grant owns more than 10% of the Company's common stock, unless the exercise price of the option is equal to at least 110% of the fair market value of such shares on the date of grant. In addition, the Amended 2000 Plan provides for automatic acceleration of vesting for options granted to non-employee directors in the event of an acquisition of the Company. Generally, options granted under the Amended 2000 Plan after March 30, 2006 vest over a four-year period and are exercisable for a maximum period of six years after the date of grant.

        The Company may also award shares to new employees as a material inducement to the acceptance of employment with the Company, and such awards are not made under the Amended 2000 Plan. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer, as determined under NASDAQ Marketplace Rules.

Employee Stock Purchase Plan

        The Company's 2000 Employee Stock Purchase Plan (ESPP) was adopted in October 2000 to become effective upon the pricing date of the Company's initial public offering. A total of 500,000 shares of common stock have been reserved for issuance under the purchase plan. In addition, the purchase plan provides for an automatic annual increase in the number of shares reserved under the plan on January 1 of each year, equal to the lesser of 100,000 shares, one percent of the Company's outstanding shares of common stock on such date or a lesser amount determined by the board of directors. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or a committee appointed by the board of directors.

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

        Pursuant to authorization by the compensation committee of the board of directors, the Company's ESPP is currently inactive.

Stock-Based Compensation Expense

        In accordance with SFAS 123(R), the Company recorded $3.8 million and $2.7 million of stock-based compensation expense in 2007 and 2006, respectively. The total compensation cost of options granted, but not yet vested, as of December 31, 2007 was $10.6 million and is expected to be recognized as expense over a weighted average period of approximately 2.55 years.

        SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statement of cash flows. For the year ended December 31, 2007, there were no such tax benefits associated with the exercise of stock options due to the Company's loss position.

        In November 2005, the FASB issued Staff Position (FSP) No. FAS 123(R)-3 (FSP 123R-3), "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition (short-cut) method described in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

        On August 8, 2007, the Company acquired intellectual property and other assets from LDIC (see Note 4) and issued 500,000 shares of common stock with a grant date fair value of $7.07 per share to LDIC. Of these 500,000 shares, 300,000 shares are subject to vesting in equal annual installments on each of the first two anniversaries of the closing date. The fair value of these shares or $2.1 million was included in the purchase price of the asset acquisition. LDIC allocated the remaining 200,000 shares for future distribution to employees hired by the Company in connection with the Atmel acquisition. These shares will vest in equal annual installments on each of the first two anniversaries of the closing date, subject to the continued employment and will be accounted for as compensation expense over the vesting period.

        On November 8, 2007, the Company hired a new chief executive officer and the board of directors approved three option grants to this new officer with an exercise price equal to the fair market value of our common stock on the date of grant. One option grant is for 800,000 shares of common stock and vests in equal amounts monthly for two years from November 8, 2007. The second option grant is for 350,000 shares of common stock and vests as to: i) 80% of these shares if the average closing price of the Company's common stock for any 90-day period is at least $10.00 per share, and ii) the remaining 20% of these shares pro rata for each $0.01 increase in the average price up to $12.00 per share. The third option grant is for 100,000 shares of common stock and vests as to: i) 50% of the shares if the average closing price of the Company's common stock for any 90-day period is at least $13.00 per share, and ii) the remaining 50% of these shares pro rata for each $0.01 increase up to $15.00 per share. The vesting of all three option grants is subject to continued employment (or service as a director or consultant). In accordance with SFAS 123R, in consideration of the market condition vesting requirement included for the second and third option grants, the Company valued the options using the binomial lattice model. Total compensation for these options was valued at $875,000. The compensation expense is being recognized ratably over the requisite service period of three and three and a half years for the 350,000 and 100,000 shares, respectively. If the market condition is met before the requisite service period has elapsed, the unrecognized compensation cost related to the vested shares would be recognized immediately when the market condition is met.

Valuation Assumptions and Expense Information under SFAS 123(R)

        As prescribed in SFAS 123(R), the fair value of the Company's share-based payment awards for the year ended December 31, 2007 and 2006 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Year Ended December 31,
Employee stock options:
	2007	2006
Risk-free interest rate	3.6% - 5.1%	4.4% - 5.1%
Volatility	47.1% - 56.0%	47.1% - 56.0%
Expected life (years)	4.0	4.0
Dividend yield	0%	0%

        The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the combination of historical volatility, excluding the volatility during the period of a one time non-recurring event, which was the aborted acquisition of the Company by Synopsys, Inc. in 2004, and the expected future volatility of the Company's stock price. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied since the Company has never paid dividends and has no intention to pay dividends in the near future.

        Stock-based compensation expense included compensation expense for share-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As required by SFAS 123(R), the stock-based compensation expense is calculated based on estimated forfeiture rate. An annualized forfeiture rate of 15% has been used as a best estimate of future forfeitures based on the Company's historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

        A summary of the option and restricted stock award (RSA) activity under the 1996 Plan and Amended 2000 Plan is presented below (in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2004	2,138	5,757	$6.11
Additional authorized under the 2000 Plan	500	—	—
Options granted	(2,648)	2,648	$5.41
Options cancelled	1,522	(1,522)	$5.80
Options exercised	—	(406)	$2.98

Balance at December 31, 2005	1,512	6,477	$6.09
Additional authorized under the 2000 Plan	500	—	—
Options granted	(1,072)	1,072	$7.48
RSAs granted	(74)	—	—
Options cancelled	1,129	(1,129)	$7.91
RSAs cancelled	8	—	—
Options exercised	—	(752)	$4.85
Option expired	(1,063)	—	—

Balance at December 31, 2006	940	5,668	$6.17
Additional authorized under the 2000 Plan	500	—	—
Options granted	(1,532)	1,532	$7.84
Options cancelled	1,150	(1,150)	$6.34
RSAs cancelled	4	—	—
Exercised	—	(639)	$4.54

Balance at December 31, 2007	1,062	5,411	$6.80

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested options at December 31, 2006	3,045	$2.82
Granted	1,532	$3.21
Vested	(1,165)	$2.73
Cancelled	(1,150)	$2.84

Non-vested options at December 31, 2007	2,262	$3.12

        A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2005	—	—
Granted	475	$7.59
Cancelled	—	—
Exercised	—	—

Balance at December 31, 2006	475	$7.59
Granted	1,500	$5.76
Cancelled	(356)	$7.47
Exercised	—	—

Balance at December 31, 2007	1,619	$5.92

        A summary of the restricted stock award activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2005	—	—
Granted	74	$5.91
Vested	—	—
Cancelled	(8)	$5.91

Non-vested shares at December 31, 2006	66	$5.91
Granted	500	$7.07
Vested	(23)	$5.91
Cancelled	(4)	$5.91

Non-vested shares at December 31, 2007	539	$6.99

        The following table summarizes significant ranges of outstanding and exercisable options and inducement grants as of December 31, 2007 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.00 - $4.09	796	6.27	$3.85	$797	587	6.29	$3.85	$589
$4.10 - $8.00	4,445	5.98	$6.01	$120	1,852	4.05	$6.00	$100
$8.01 - $10.00	1,402	4.40	$8.80	—	475	3.70	$9.45	—
$10.01 - $15.69	387	3.09	$10.98	—	387	3.09	$10.98	—

	7,030	5.54	$6.60	$917	3,301	4.29	$6.70	$689

        As of December 31, 2007, the Company had 6,198,055 shares fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 5.44 years, weighted average exercise price of $6.57 and aggregate intrinsic value of $0.9 million.

        The total fair value of shares vested using the Black-Scholes method during the year ended December 31, 2007 was $3.9 million. The total intrinsic value of employee stock options exercised during the years ended December 31, 2007, 2006 and 2005 were $2.4 million, $2.6 million and $1.0 million, respectively.

        Options exercisable were 3.3 million, 2.6 million, and 2.7 million at December 31, 2007, 2006, and 2005, respectively.

Pro Forma Information Prior to the Adoption of SFAS 123(R)

        Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of APB 25, and complied with the disclosure provisions of SFAS 123. Under APB 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company's stock on the date of grant over the amount an employee must pay to acquire the stock. Deferred stock-based compensation is being amortized using the graded vesting method over the vesting period of each respective option, which is generally four years.

        Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net loss for 2005 would have been as follows (in thousands, except per share amounts):

Year Ended December 31, 2005
Net loss:
As reported	$(2,982)
Stock-based compensation expense reported in consolidated statements of operations, net of related tax effects	36
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6,046)

Pro forma net loss	$(8,992)

Losses per share:
Basic and diluted—as reported	$(0.10)
Basic and diluted—pro forma	$(0.29)

        The fair value of each grant was estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable periods:

Employee stock options	Year Ended December 31, 2005
Expected life (in years)	4.0 - 5.0
Risk-free interest rate	3.7% - 4.5%
Volatility	56.7%
Dividend yield	0%

Employee stock purchase plan shares	2005
Expected life (in years)	1.0
Risk-free interest rate	2.8% - 3.5%
Volatility	44.0%
Dividend yield	0%

Note 7. Stockholders' Equity

        The Company's board of directors may issue up to 20,000,000 shares of preferred stock without stockholder approval on such terms as the board might determine. The rights of the holders of common stock will be subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future.

Stockholder Rights Plan

        The Company's Stockholder Rights Plan, which was adopted in October 2000 and became effective June 27, 2001, is intended to protect stockholders from unfair or unfriendly takeover practices. In accordance with this plan, the board of directors declared a dividend distribution of one Series AA preferred stock purchase right on each outstanding share of its common stock held as of June 27, 2001, and on each share of common stock issued by the Company thereafter. Each right entitles the registered holder to purchase from the Company one one-thousandth share of Series AA preferred stock at a price of $110. The rights become exercisable in certain circumstances, including the acquisition by any person or group, or the commencement or announcement of a tender or exchange offer for the acquisition, of beneficial ownership of 15% or more of the Company's common stock without the approval of the board of directors (except for certain affiliates prior to the effective date of the Plan as to whom this ownership limit is 25%). The rights do not confer any rights as a stockholder until they are exercised. In the event the rights become exercisable, each right will entitle the holder to acquire shares of common stock of the Company or the acquiring corporation (in the event of merger or similar business combination) having a value equal to twice the purchase price of the right. The rights are redeemable by the Company prior to exercise at $0.01 per right and expire on October 11, 2010.

        In 2004, the Company amended its Stockholder Rights Plan twice; once, in connection with the proposed acquisition of the Company by Synopsys, Inc., and a second time to permit the acquisition of shares representing more than 15% of its common stock by a brokerage firm that manages independent customer accounts and generally does not have any discretionary voting power with respect to such shares. Notwithstanding amendments of this nature, the Company's intention is to maintain and enforce the terms of this plan, which could delay, deter or prevent an investor from acquiring the Company in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

Stock Repurchase Plan

        In August 2007, the Company's board of directors authorized the Company to purchase up to $19.5 million of its common stock through August 2008. The share repurchases may be made from time to time in the open market subject to market conditions and other factors, in accordance with SEC requirements. These repurchases may be commenced or suspended at any time or from time to time without prior notice. As of December 31, 2007, the Company had repurchased approximately 883,000 shares of common stock for approximately $5.0 million. The total purchase price was reflected as a decrease to stockholders' equity during the year ended December 31, 2007. Common stock repurchased under the program was recorded based upon the date of the applicable trade for accounting purposes. All shares repurchased were retired in 2007.

Note 8: Retirement Savings Plan

        Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. The Company makes a matching contribution on behalf of each Participant in an amount equal to 25% of a participant's contributions during the plan year. The Company made matching contributions of $212,000, $153,000, and $127,000 in 2007, 2006 and 2005, respectively.

Note 9: Business Segments, Concentration of Credit Risk and Significant Customers

        The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and accounts receivable. Cash, cash equivalents, short-term and long term investments are deposited with high credit quality institutions.

        The Company sold its products and licensed its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Japan	$10,826	$9,010	$7,636
United States	2,289	3,165	3,630
Taiwan	827	1,710	479
Asia	381	659	537
Europe	11	365	—

Total	$14,334	$14,909	$12,282

        Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2007	2006	2005
Customer A	70%	27%	35%
Customer B	—	25%	17%

        One customer accounted for 56% of net accounts receivable at December 31, 2007. One customer accounted for 89% of net accounts receivable at December 31, 2006.

        Net property and equipment, classified by major geographic areas were as follows at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
	(in thousands)
U.S.	$1,179	$830
Non-U.S.	217	25

Total	$1,396	$855

Note 10: Commitments and Contingencies

Leases and Purchase Commitments

        The Company leases its facilities under non-cancelable operating leases that expire at various dates through June 2010. Rent expense was approximately $862,000, $699,000, and $797,000, for the years ended December 31, 2007, 2006, and 2005, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. Future minimum lease payments under the non-cancelable operating leases as of December 31, 2007 were as follows (in thousands):

Year Ended December 31,	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
2008	$825	$(35)	$790
2009	516	—	516
2010	201	—	201

Total minimum payments	$1,542	$(35)	$1,507

        As of December 31, 2007, the Company had a three year purchase commitment of $1.7 million for licenses related to computer-aided design tools payable in quarterly installments through December 2010.

Indemnifications

        In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify the counter-party from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No amounts are reflected in our consolidated financial statements as of December 31, 2007 or 2006 related to these indemnifications.

        The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Legal Matters

        On March 31, 2004, UniRAM Technology, Inc. (UniRAM) filed a complaint against the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation and patent infringement. On October 24, 2006, the Company settled all outstanding litigation with UniRAM related to the trade secret misappropriation and patent infringement suit. Under the settlement agreement, the companies agreed to dismiss all outstanding claims and counterclaims with prejudice. The Company paid UniRAM $2.4 million, and received a complete release of all claims as well as a future fully paid license for itself and all of its licensees to UniRAM's relevant intellectual property.

        The Company is not a party to any material legal proceeding which would have a material adverse effect on its consolidated financial position or results of operations. From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Note 11. Related Party Transactions

        One of the Company's directors is an executive officer of a customer of the Company. Revenue from this customer for the years ended December 31, 2007 and 2006 was $28,000 and $471,000, respectively. In addition, another of the Company's directors serves as a member of the board of directors of another customer. Revenue from this customer for the year ended December 31, 2007 was $128,000.

Note 12. Subsequent Events

Investments

        As of December 31, 2007, the Company held $11.6 million of municipal notes investments, classified as short-term investments, with an auction reset feature (adjustable rate securities) whose underlying assets were primarily in student loans and which had an AAA credit rating. During January 2008, the Company successfully liquidated $2.4 million of the securities and, as of February 29, 2008, the Company held $9.2 million of adjustable rate securities. Subsequently, all of these adjustable rate securities failed in auctions. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. These developments may result in the classification of some or all of these securities as long-term investments in the Company's consolidated financial statements for the first quarter of 2008. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments.

        The Company believes that it will be able to liquidate these adjustable rate securities without significant loss, and that these adjustable rate securities are not impaired, primarily due to government guarantees of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the Company's investments' recorded value. The Company currently has the ability and intent to hold its $9.2 million of adjustable rate securities held as of February 29, 2008, until market stability is restored with respect to these securities.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions		Deductions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Amount recovered or written off	Balance at end of period
Allowance for doubtful accounts
Year ended December 31, 2007	$—	$225	$—	$—	$225
Year ended December 31, 2006	$105	$—	$—	$(105)	$—
Year ended December 31, 2005	$—	$105	$—	$—	$105

INDEX OF EXHIBITS

2.1(1)		Merger Agreement regarding the Registrant's reincorporation in Delaware
2.2(2)		Share Purchase Agreement for the shares of ATMOS Corporation
3.1		Not currently in use
3.2		Not currently in use
3.3(1)		Restated Certificate of Incorporation of the Registrant
3.3.1		Certificate of Amendment to Restricted Certificate of Incorporation
3.4(1)		Bylaws of the Registrant
3.4.1(3)		Amendment to Bylaws effective December 20, 2007
4.1(1)		Specimen common stock certificate
4.2(1)		Not currently in use
4.3(1)		Rights Agreement
4.3.1(4)		First Amendment to Rights Agreement, dated as of February 23, 2004
4.3.2(5)		Second Amendment to Rights Agreement, dated as of December 14, 2004
10.1(1)		Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(1)		Not currently in use
10.3(1)*		1996 Stock Plan and form of Option Agreement thereunder
10.4(1)*		Form of Restricted Stock Purchase Agreement
10.5(1)*		2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.5.1(6)*		Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.6(1)*		2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.13	*	Employment Agreement and Release between Registrant and Chester J. Silvestri dated November 8, 2007
10.14		Not currently in use
10.15(7)*		Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.16(8)		Lease Agreement between Registrant and Sunnyvale Mathilda Investors, LLC dated as of May 6, 2005
10.17(8)*		Employment offer letter agreement between the Registrant and Dhaval Ajmera dated October 3, 2005
10.18		Not currently in use
10.19		Not currently in use
10.20		Not currently in use
10.21(9)*		Form of New Employee Inducement Grant Stock Option Agreement
10.22		Not currently in use
10.23		Not currently in use
10.24*		Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.25*		New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 8, 2007
10.26*		Employment offer letter agreement between the Registrant and James W. Sullivan dated January 18, 2008
10.27*		Change-in-control Agreement between Registrant and James W. Sullivan dated January 18, 2008
10.28*		Employment offer letter agreement between Registrant and Didier Lacroix dated as of February 21, 2008
10.29*		Change-in-control Agreement between Registrant and Didier Lacroix dated as of February 21, 2008
21.1		List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm—Burr, Pilger & Mayer LLP
23.2	Consent of Independent Registered Public Accounting Firm—BDO Seidman, LLP
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

(1)
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(2)
Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K/A filed on November 13, 2002.

(3)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on December 21, 2007 (Commission File No. 000-32929).

(4)
Incorporated by reference to Exhibit 1 to Form 8-A/A filed by the Company on December 22, 2004 (Commission File No. 000-32929).

(5)
Incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Company on December 20, 2004 (Commission File No. 000-32929).

(6)
Incorporated by reference to the Company's proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).

(7)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32925).

(8)
Incorporated by reference to the same-numbered exhibit to Form 10-K filed by the Company on March 16, 2006 (Commission File No. 000-32929).

(9)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on May 9, 2006 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.