Form 10-Q
period 2008-03-31
MoSys, Inc.
filed 2008-05-09
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.       YES  ☒        NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of May 1, 2008, 31,914,847 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$41,319	$37,673
Short-term investments	18,381	27,288
Accounts receivable, net	1,260	895
Unbilled contracts receivable	260	518
Prepaid expenses and other current assets	2,141	2,393
Total current assets	63,361	68,767
Long-term investments	17,569	13,693
Property and equipment, net	1,281	1,396
Goodwill	12,326	12,326
Intangible assets, net	1,969	2,166
Other assets	217	449
Total assets	$96,723	$98,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$478	$146
Accrued expenses and other liabilities	2,497	2,158
Deferred revenue	832	201
Total current liabilities	3,807	2,505

Commitment and contingencies (Note 2)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,884 shares and 31,889 shares issued and outstanding at March 31, 2008 and December 31, 2007	319	319
Additional paid-in capital	111,880	110,631
Accumulated other comprehensive income (loss)	(306)	35
Accumulated deficit	(18,977)	(14,693)
Total stockholders’ equity	92,916	96,292
Total liabilities and stockholders’ equity	$96,723	$98,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Net revenue
Licensing	$432	$1,158
Royalty	2,385	1,979
Total net revenue	2,817	3,137

Cost of net revenue
Licensing	480	564
Total cost of net revenue	480	564

Gross profit	2,337	2,573

Operating expenses
Research and development	4,296	2,078
Selling, general and administrative	3,356	2,580
Total operating expenses	7,652	4,658

Loss from operations	(5,315)	(2,085)
Interest, other income and expense	1,074	1,064
Loss before income taxes	(4,241)	(1,021)
Income tax benefit (provision)	(43)	52

Net loss	$(4,284)	$(969)

Net loss per share
Basic and diluted	$(0.14)	$(0.03)
Shares used in computing net loss per share
Basic and diluted	31,673	31,689

Allocation of stock-based compensation to cost of net revenue and operating expenses included above:
Cost of net revenue	$80	$100
Research and development	373	250
Selling, general and administrative	813	412

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,284)	$(969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	167	112
Amortization of intangible assets	197	—
Stock-based compensation	1,266	762
Changes in current assets and liabilities:
Accounts receivable	(365)	1,419
Unbilled contracts receivable	258	(26)
Prepaid expenses and other assets	484	439
Deferred revenue	631	305
Accounts payable	332	(76)
Accrued expenses and other liabilites	322	(269)
Net cash provided by (used in) operating activities	(992)	1,697

Cash flows from investing activities:
Purchase of property and equipment	(52)	(87)
Proceeds from sales and maturity of marketable securities	31,932	64,173
Purchase of marketable securities	(27,242)	(63,736)
Net cash provided by investing activities	4,638	350

Cash flows from financing activities:
Proceeds from issuance of common stock	—	303
Net cash provided by financing activities	—	303

Net increase in cash and cash equivalents	3,646	2,350

Cash and cash equivalents at beginning of period	37,673	11,118
Cash and cash equivalents at end of period	$41,319	$13,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the Company) was incorporated in California in September 1991, and reincorporated in Delaware in September 2000. The Company designs, develops, markets and licenses high performance semiconductor memory and analog/mixed-signal intellectual property used by the semiconductor industry and communications, networking and storage equipment manufacturers.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar fiscal year basis.

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

Revenue Recognition

General

The Company generates revenue from the licensing of its intellectual property, or IP, and customers pay fees for licensing, non-recurring engineering services, royalties and maintenance and support. The Company applies the principles of SEC Staff Accounting Bulletin (SAB) No. 104 (SAB 104), “Revenue Recognition,” and recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements. When sales arrangements contain multiple elements (e.g., license and services), the Company applies the provisions of Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables,” to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the consideration payable to us under the agreement is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria of SAB 104 have been met for that unit of accounting.

Licensing

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For license agreements that do not require significant development, modification or customization, revenues are generally recognized when the criteria of SAB 104 have been met. If any of these criteria are not met, revenues are deferred until such time as all criteria have been met.

For license agreements that include deliverables requiring significant production, modification or customization, the Company applies American Institute of Certified Public Accountants Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” When the Company has significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress.  Significant management judgment and discretion are used to estimate total direct labor hours. These judgemental elements include determining that the Company has the experience to meet the design specifications and estimation of the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which the likelihood of such losses is determined. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

For contracts involving design specifications that the Company has not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and the Company defers the recognition of all revenue until the design meets the contractual design specifications.  In this event, the cost of revenue is expensed as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, the Company defers both the recognition of revenue and the cost. In the first three months of 2008 and 2007, none of the Company’s license revenue was recognized under the completed contract method.

The Company provides support and maintenance under many of its license agreements. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. Support and maintenance revenue is recognized at its fair value established by objective evidence, ratably over the period during which the obligation exists, typically 12 months. These arrangements are renewable annually by the customer. Revenue from support and maintenance was $68,000 and $95,000 for the three months ended March 31, 2008 and 2007, respectively, and was included in licensing revenue.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general, its license contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone. If the Company performs the contracted services, the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the three months ended March 31, 2008 and 2007, the Company recorded  no revenue from cancelled contracts.

Royalty

The Company’s licensing contracts also provide for royalty reporting and payments at a stated rate based on actual units manufactured or sold by licensees for products that include the Company’s technologies. The Company generally recognizes royalties in the quarter in which the Company receives the licensee’s report. In addition, in the first quarter of 2006, the Company began recognizing revenue from two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when the Company enters into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In both cases, these prepaid royalties are non-refundable, and revenue is recognized upon execution of the contract provided that no further performance obligations exist. The Company records pre-production, prepaid royalties as license revenues and post-production, pre-paid royalties as royalty revenues.

Cost of Revenue

Cost of licensing revenue consists primarily of engineering personnel and overhead allocation costs directly related to development services specified in agreements. These services typically include customization of the Company’s technologies for the licensee’s particular integrated circuit design and may include engineering support to assist in the commencement of production of a licensee’s products. The Company recognizes cost of licensing revenue in the following manner:

•     If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which the Company incurs the engineering costs.

•     If licensing revenue is recognized using the completed contract method, and to the extent that the amount of engineering cost does not exceed the amount of the related licensing revenue, this cost is deferred on a contract-by-contract basis from the time the Company has established technological feasibility of the product to be developed under the license contract. Technological feasibility is established when the Company has completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating its technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized.

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

Purchased Intangible Assets

Intangible assets acquired by direct purchase are accounted for based on the fair value of assets received and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets are as follows (in thousands):

		March 31, 2008			December 31, 2007
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$1,559	$390	$1,169	$1,559	$260	$1,299
Patents	5	496	75	421	496	50	446
Assembled workforce	3	493	123	370	493	82	411
Business permits	3	12	3	9	12	2	10
Total		$2,560	$591	$1,969	$2,560	$394	$2,166

Amortization expense was $0.2 million for the three months ended March 31, 2008 and has been included in research and development expense.  There was no amortization expense for the three months ended March 31, 2007.  The estimated aggregate amortization expense to be recognized in future years is approximately $0.6 million for 2008, $0.8 million for 2009, $0.4 million for 2010 and $0.1 million for 2011.

Investments

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. The Company evaluates declines in market value for potential impairment if the decline results in a value below cost and is determined to be other than temporary. Realized gains and losses and declines in the value judged to be other than temporary are included in other income and expenses. The cost of securities sold is based on the specific identification method.

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

As of March 31, 2008, the Company had classified $8.7 million (net of $0.4 million in temporary unrealized losses) of its auction rate securities as long-term investments due to the disruption in the credit markets that resulted in widespread failed auctions.  Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  All of the Company’s auction rate securities have AAA credit ratings, are collaterized by student loans substantially guaranteed by the U.S. government, and continue to pay interest in accordance with their contractual terms.  The unrealized loss was determined in accordance with SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which was adopted by the Company on January 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The auction rate securities in the Company’s portfolio had successful auctions until January 2008 and as such, their fair value would have been measured using Level 2 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these auction rate securities, therefore the Company transferred them from the Level 2 to Level 3 category as of March 31, 2008. In accordance with SFAS 157, the Company used the concepts of fair value based on estimated discounted future cash flows of interest income including assumptions for interest rates, timing and amount of cash flows and expected holding periods.

SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.

Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2 – Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of March 31, 2008 (in thousands):

	March 31, 2008
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$36,934	$36,934	$—	$—
Commercial paper	9,093	—	9,093	—
Corporate debt securities	15,892	—	15,892	—
Government agency debt securities	4,248	—	4,248	—
Auction rate securities	8,708	—	—	8,708
Total	$74,875	$36,934	$29,233	$8,708

The following table provides a summary of changes in fair value of the Company’s auction rate securities under SFAS 157 as of March 31, 2008 (in thousands):

March 31, 2008
Fair Value
Balance at December 31, 2007	$11,600
Settlements	(2,450)
Unrealized loss included in accumulated other comprehensive loss	(442)
Balance at March 31, 2008	$8,708

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. For the three months ended March 31, 2008 and 2007, stock options to purchase 7.5 million and 6.1 million shares, respectively, were excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of other comprehensive loss for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(4,284)	$(969)
Change in net unrealized loss on available-for-sale securities	(341)	32
Comprehensive loss	$(4,625)	$(937)

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) , to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact FSP 157-2 will have on its consolidated financial statements.

Note 2. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify the counter-party from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss limits. The Company has entered into indemnification agreements with its officers and directors. No amounts are reflected in our condensed consolidated financial statements as of March 31, 2008 and December 31, 2007 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Legal Matters

The Company is not a party to any material legal proceeding that would have a material adverse effect on its condensed consolidated financial position or results of operations. From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Note 3. Business Segments and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer. The Company sold its products and licensed its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Japan	$1,864	$2,296
United States	314	743
Asia	446	98
Europe	193	—
Total	$2,817	$3,137

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended March 31,
	2008	2007
Customer A	58%	65%
Customer B	10%	—

Note 4. Provision for Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which realization is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company recorded a provision for income taxes of $43,000 and a benefit of $52,000 for the three months ended March 31, 2008 and 2007, respectively. On January 1, 2007, the Company adopted the provisions of FASB Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109.”   FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations. The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.  The 2004 through 2007 tax years generally remain subject to examination by federal, state, and foreign tax authorities.  As of March 31, 2008, the Company did not have any unrecognized tax benefits and did not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the three months ended March 31, 2008 and 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Note 5. Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” the Company recorded $1.3 million and $0.8 million of stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively. The expense of these awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The total compensation cost of options granted, but not yet vested, as of March 31, 2008 was $10.5 million and is expected to be recognized as expense over a weighted average period of approximately 2.77 years.

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statement of cash flows. For each of the quarters ended March 31, 2008 and 2007, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair value of the Company’s share-based payment awards for three months ended March 31, 2008 and 2007 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended March 31,
Employee stock options:	2008	2007
Risk-free interest rate	1.9% - 2.7%	4.5% - 4.8%
Volatility	48.5% - 53.6%	45.5% - 47.7%
Expected life (years)	4.0	4.0
Dividend yield	0%	0%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the combination of historical volatility, excluding the volatility during the period of a one time non-recurring event, which was the aborted acquisition of the Company by Synopsys, Inc. in 2004, and the expected future volatility of the Company’s stock price. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied since the Company has never paid dividends and has no intention to pay dividends in the near future.

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

A summary of the option and restricted stock award (RSA) activity under the 1996 Stock Plan and the Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) plans is presented below (in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2007	1,062	5,411	$6.80
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(188)	188	$3.59
Options cancelled	518	(518)	$7.74
Awards retired	(11)	—	—
Options exercised	—	—	—
Options expired	—	(40)	$8.00
Balance at March 31, 2008	1,881	5,041	$6.57

The Company may also award shares to new employees as a material inducement to the acceptance of employment with the Company, and such awards are not made under the Amended 2000 Plan. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer, as determined under the Marketplace Rules of the Nasdaq Stock Market.

A  summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2007	1,619	$5.92
Granted	965	$4.00
Cancelled	(137)	$7.52
Exercised	—	—
Balance at March 31, 2008	2,447	$5.08

A summary of the restricted stock award activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2007	539	$6.99
Granted	—	—
Vested	(19)	$5.91
Cancelled	(7)	$5.91
Non-vested shares at March 31, 2008	513	$6.99

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants as of March 31, 2008 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.00 - $4.09	1,494	6.52	$3.77	$878	663	6.08	$3.85	$341
$4.10 - $8.00	4,447	5.87	$5.78	$34	1,789	4.42	$5.78	$20
$8.01 - $10.00	1,260	4.62	$8.77	—	482	3.87	$9.32	—
$10.01 - $15.69	287	3.84	$11.04	—	287	3.84	$11.04	—
	7,488	5.71	$6.08	$912	3,221	4.63	$6.38	$361

As of March 31, 2008, the Company had 6,472,548 shares fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 5.62 years, weighted average exercise price of $6.11 and aggregate intrinsic value of  $0.8 million.

The total fair value of shares vested using the Black-Scholes method during the three months ended March 31, 2008 and 2007 were $0.8 million and $0.8 million, respectively. The total intrinsic value of employee stock options exercised during the three months ended March 31, 2008 and 2007 were $0 and $0.7 million, respectively.

Options exercisable were 3.2 million and 2.8 million at March 31, 2008 and 2007, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

Our customers include semiconductor companies, integrated device manufacturers (IDMs), and foundries. We generate revenue from the licensing of our IP, and our customers pay us fees for licensing, non-recurring engineering services, royalties and maintenance and support. Royalty revenues are typically earned under our license agreements when our licensees manufacture or sell products that incorporate any of our technologies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our technologies, to run from 18 to 24 months. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from 6 to 12 months, depending on the complexity of the proposed project and degree of development services required.

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

In August 2007, we acquired intellectual property and other assets from LSI Design and Integration Corporation (LDIC) in a transaction related to the Atmel acquisition. We acquired this technology and related assets in exchange for 500,000 shares of the Company’s common stock with an issuance date fair value of $7.07 per share. Of the 500,000 shares issued by us for the LDIC acquisition, 300,000 shares valued at $7.07, or $2.1 million, were recorded as purchase price of intangible assets and the other 200,000 shares have been reserved for future distribution to employees and are being recognized as compensation expense over the two-year vesting period. In addition, the agreement calls for an earn-out payment equal to 25% of the license and royalty revenues generated by us from the integrated circuit designs acquired from Atmel and LDIC that are recognized for financial accounting purposes in the first 12 calendar months following the closing date.  Any such payments will be recorded as additional purchase consideration when earned.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operation are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007.  As of March 31, 2008, there have been no material changes to our significant accounting policies and estimates.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), to partially defer FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact FSP 157-2 will have on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenues.

	Three Months Ended March 31,		Year-Over-Year Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Licensing	$432	$1,158	$(726)	(63)%
Percentage of total revenues	15%	37%

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance.

Licensing revenue decreased for the three months ended March 31, 2008 compared with the same period a year ago primarily due to a significant decline in new customers and agreements for our 1T-SRAM technology licenses.

	Three Months Ended March 31,		Year-Over-Year Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Royalty	$2,385	$1,979	$406	21%
Percentage of total revenues	85%	63%

Royalty revenue represents amounts earned under provisions in our licensing contracts that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our technologies. We generally recognize royalties in the quarter in which we receive the licensee’s report.

Royalty revenue increased for the three months ended March 31, 2008 compared with the same period a year ago primarily due to an increase in royalties earned on the sale of the Nintendo Wii game console and increased  royalties from a foundry partner, which had an increase in the number of products incorporating our technologies that were manufactured on its 90nm and 65nm processes.

Cost of net revenue and gross profit.

	Three Months Ended March 31,		Year-Over-Year Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Cost of net revenue	$480	$564	$(84)	(15)%
Percentage of total revenues	17%	18%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

Cost of net revenue decreased for the three months ended March 31, 2008 compared with the same period a year ago primarily due to fewer license arrangements for our 1T-SRAM technology requiring significant engineering services.  We expect that cost of licensing revenues will continue to grow in absolute dollars and will be higher as a percentage of net revenue for 2008 because we anticipate entering into license agreements requiring more complete development services due to the shift by many licensees to smaller process geometries, including 65nm and below. Cost of net revenue included stock-based compensation expense of $0.1 million for each of the three months ended March 31, 2008 and 2007.

Gross profit decreased to $2.3 million for the three months ended March 31, 2008 from $2.6 million from the year ago quarter mainly due to a decrease in our licensing revenue, although that decrease was partially offset by the increase in royalty revenue, which has no related costs.  Therefore, gross margin percentage increased to 83% for the three months ended March 31, 2008 from 82% in the same quarter of the prior year.

Research and Development.

	Three Months Ended March 31,		Year-Over-Year Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Research and development	$4,296	$2,078	$2,218	107%
Percentage of total revenues	153%	66%

Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees, development of our 1T-FLASH technology solution and costs related to our analog/mixed-signal design technology, including the subsidiaries in China and Romania, and amortization of acquired intangible assets. We expense research and development costs as they are incurred.

Research and development expense increased for the three months ended March 31, 2008 compared with the same period a year ago primarily due to a $1.4 million increase in costs, primarily personnel-related, attributable to the analog and mixed signal technology and personnel acquired in the third quarter of 2007, a $0.2 million increase in amortization of purchased intangible assets from the Atmel and LDIC acquisitions, a $0.2 million increase in costs attributable to the expansion of our engineering team working on our non-volatile 1T-FLASH memory technology and 1T-SRAM display driver applications and a $0.1 million increase in stock-based compensation expense.

Research and development expenses included stock-based compensation expense of $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

Selling, General and Administrative.

	Three Months Ended March 31,		Year-Over-Year Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Selling, general and administrative	$3,356	$2,580	$776	30%
Percentage of total revenues	119%	82%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management.

Selling, general and administrative expenses increased for the three months ended March 31, 2008 compared with the same period a year ago primarily due to a $0.4 million increase in stock-based compensation expense and a $0.2 million increase in personnel and related expenses as we expanded our sales and marketing organizations to enhance our analog/mixed-signal expertise.

Selling, general and administrative expenses included stock-based compensation expense of $0.8 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

Interest, Other Income and Expense.

	Three Months Ended March 31,		Year-Over-Year Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Interest, other income and expense	$1,074	$1,064	$10	1%
Percentage of total revenues	38%	34%

Interest, other income and expense was primarily comprised of interest income on our investments, which declined by $0.1 million for three months ended March 31, 2008 due to lower interest rates earned and lower average investment balances than during the comparable quarter in 2007.  The decline was offset by an increase in non-investment interest income of $0.1 million attributable to an income tax refund received in the first quarter of 2008 resulting from an amended tax return.

Provision for Income Taxes.

	Three Months Ended March 31,		Year-Over-Year Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Income tax benefit (provision)	$(43)	$52	$95	(183)%
Percentage of total revenues	(2)%	2%

Our income tax provisions were primarily attributable to foreign jurisdictions.

Provision for Income Taxes.  A (provision) benefit for income taxes of ($43,000) and $52,000 was recorded for the three months ended March 31,  2008 and 2007, respectively.  The provision for the three months ended March 31, 2008 was primarily attributable to taxes for our foreign subsidiaries and branches and minimum U.S. state income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2008, we had cash and cash equivalents and long and short-term investments of $77.3 million and had total working capital of $59.6 million. Our primary capital requirements are for working capital needs.

Net cash used in operating activities was $1.0 million for the first three months of 2008 and primarily consisted of the net loss of $4.3 million and an increase in accounts receivable of $0.4 million, offset by non-cash charges, including stock-based compensation expense of $1.3 million and depreciation and amortization of $0.4 million, increases in prepaid expenses and other assets of $0.5 million and deferred revenues of $0.6 million.

Net cash provided by operating activities was $1.7 million for the first three months of 2007 and primarily consisted of the net loss of $1.0 million, offset by non-cash charges, including stock-based compensation expense of $0.8 million and depreciation and amortization expense of $0.1 million, and a decrease in accounts receivable.

Net cash provided by investing activities was $4.6 million for the first three months of 2008 and was primarily attributable to $4.7 million of net proceeds from sales and purchases of marketable securities, partially offset by $0.1 million of expenditures for property and equipment.

Net cash provided by investing activities was $0.4 million for the first three months of 2007 and was primarily attributable to $0.4 million of net proceeds from the sales and purchases of marketable securities, offset by  purchases of computer equipment and software upgrades of $0.1 million.

There was no cash impact from financing activities for the first three months of 2008.

Net cash provided by financing activities was $0.3 million in the first three months of 2007 due to proceeds received from the exercise of stock options.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including:

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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Our investment portfolio consists of money market accounts, auction rate securities, corporate debt, commercial paper and government agency debt obligations. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $36.0 million as of March 31, 2008 and earned an average interest rate of approximately 3.0% during the first three months of 2008, are subject to interest rate and credit risks. We do not have any investments denominated in foreign country currencies, and therefore are not subject to foreign currency risk on such investments.

As of March 31, 2008, the Company had classified $8.7 million (net of $0.4 million in temporary unrealized losses) of its auction rate securities as long-term investments due to the disruption in the credit markets that resulted in widespread failed auctions.  Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  All of the Company’s auction rate securities have AAA credit ratings, are collaterized by student loans substantially guaranteed by the U.S. government, and continue to pay interest in accordance with their contractual terms.  The unrealized loss was determined in accordance with SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which was adopted by the Company on January 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The auction rate securities in the Company’s portfolio had successful auctions until January 2008 and as such, their fair value would have been measured using Level 2 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these auction rate securities, therefore the Company transferred them from the Level 2 to Level 3 category as of March 31, 2008. In accordance with SFAS 157, the Company used the concepts of fair value based on estimated discounted future cash flows of interest income including assumptions for interest rates, timing and amount of cash flows and expected holding periods.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the first three months of 2008, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, which we filed with the Securities and Exchange Commission on March 17, 2008.  The following discussion is of material changes to the risk factors disclosed in that report.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended March 31, 2008, two customers represented 58% and 10% of total revenue and for the three months ended March 31, 2007, one customer represented 65% of total revenue. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in the three months ended March 31, 2008 and 2007 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 56% and 41% of total revenue for the three months ended March 31, 2008 and 2007, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of March 31, 2008, four customers represented 50%, 16%, 14% and 13% of total trade receivables, respectively. Although the majority of the trade receivables from these customers were subsequently collected, our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of March 31, 2008, we held $8.7 million of municipal notes investments, classified as long-term investments, with an auction reset feature (auction rate securities) whose underlying assets were primarily in student loans. All our auction rate securities have a AAA credit rating. Auctions for all of these securities have failed during the quarter ended March 31, 2008. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term has been limited, therefore as of March 31, 2008, we recognized $0.4 million in unrealized losses related to these securities.  Although we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges on the value of these if the issuers are unable to successfully close future auctions and their credit ratings deteriorate. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value.

ITEM 6. Exhibits

(a)   Exhibits

10.25.1 (10)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 8, 2007
10.25.2(10)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 8, 2007
10.25.3(10)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 8, 2007
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

(10)         Exhibit is refiled to incorporate typographical corrections.  Exhibit number is the same as the exhibit originally filed with the Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

* Management compensatory plan

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2008

/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer