Form 10-Q
period 2008-06-30
MoSys, Inc.
filed 2008-08-08
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, 31,931,422 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$41,145	$37,673
Short-term investments	16,699	27,288
Accounts receivable, net	763	895
Unbilled contracts receivable	273	518
Prepaid expenses and other current assets	1,746	2,393
Total current assets	60,626	68,767
Long-term investments	16,786	13,693
Property and equipment, net	1,320	1,396
Goodwill	12,326	12,326
Intangible assets, net	1,772	2,166
Other assets	186	449
Total assets	$93,016	$98,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$366	$146
Accrued expenses and other liabilities	2,156	2,158
Deferred revenue	984	201
Total current liabilities	3,506	2,505

Commitments and contingencies (Note 2)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,931 shares and 31,889 shares issued and outstanding at June 30, 2008 and December 31, 2007	319	319
Additional paid-in capital	113,394	110,631
Accumulated other comprehensive income (loss)	(636)	35
Accumulated deficit	(23,567)	(14,693)
Total stockholders’ equity	89,510	96,292
Total liabilities and stockholders’ equity	$93,016	$98,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue
Licensing	$667	$2,159	$1,099	$3,317
Royalty	2,528	2,170	4,913	4,149
Total net revenue	3,195	4,329	6,012	7,466

Cost of net revenue
Licensing	833	678	1,313	1,242
Total cost of net revenue	833	678	1,313	1,242

Gross profit	2,362	3,651	4,699	6,224

Operating expenses
Research and development	4,541	2,101	8,837	4,179
Selling, general and administrative	2,926	2,825	6,282	5,405
Total operating expenses	7,467	4,926	15,119	9,584

Loss from operations	(5,105)	(1,275)	(10,420)	(3,360)
Interest, other income and expense	561	1,232	1,635	2,296

Loss before income taxes	(4,544)	(43)	(8,785)	(1,064)
Provision for income taxes	(46)	(103)	(89)	(51)

Net loss	$(4,590)	$(146)	$(8,874)	$(1,115)

Net loss per share
Basic and diluted	$(0.14)	$0.00	$(0.28)	$(0.04)
Shares used in computing net loss per share
Basic and diluted	31,703	31,945	31,690	31,820

Allocation of stock-based compensation to cost of net revenue and operating expenses included above:
Cost of net revenue	$151	$122	$231	$222
Research and development	356	279	729	529
Selling, general and administrative	826	517	1,639	929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,874)	$(1,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	359	249
Amortization of intangible assets	394	—
Stock-based compensation	2,599	1,680
Changes in assets and liabilities:
Accounts receivable	132	2,135
Unbilled contracts receivable	245	(356)
Prepaid expenses and other assets	910	(239)
Deferred revenue	783	18
Accounts payable	261	(12)
Accrued expenses and other liabilities	(19)	(435)
Net cash provided by (used in) operating activities	(3,210)	1,925

Cash flows from investing activities:
Purchases of property and equipment	(324)	(651)
Proceeds from sales and maturity of marketable securities	44,327	108,008
Purchases of marketable securities	(37,502)	(114,547)
Net cash provided by (used in) investing activities	6,501	(7,190)

Cash flows from financing activities:
Proceeds from issuance of common stock	181	2,024
Net cash provided by financing activities	181	2,024

Net increase (decrease) in cash and cash equivalents	3,472	(3,241)

Cash and cash equivalents at beginning of period	37,673	11,118
Cash and cash equivalents at end of period	$41,145	$7,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the Company) was incorporated in California in September 1991, and it reincorporated in Delaware in September 2000. The Company designs, develops, markets and licenses high performance semiconductor memory and analog/mixed-signal intellectual property used by the semiconductor industry and communications, networking and storage equipment manufacturers.

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company reports financial results on a calendar year basis.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues under the percentage of completion method and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

General

The Company generates revenue from the licensing of its intellectual property, or IP, and customers pay fees for licensing, development services, royalties and maintenance and support. The Company applies the principles of SEC Staff Accounting Bulletin (SAB) No. 104 (SAB 104), “Revenue Recognition,” and recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements. When sales arrangements contain multiple elements (e.g., license and services), the Company applies the provisions of Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables,” to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the consideration payable to the Company under the agreement is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria of SAB 104 have been met for that unit of accounting.

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

For license agreements that include deliverables requiring significant production, modification or customization, the Company applies American Institute of Certified Public Accountants Statement of Position No. 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” When the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress.  Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimation of the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which the likelihood of such losses is determined. In the three months ended June 30, 2008, the Company recorded a loss accrual of $211,000.  No other loss accruals were recorded during the six months ended June 30, 2008. No loss accruals were recorded in the three or six months ended June 30, 2007.  If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

For contracts involving design specifications that the Company has not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and the Company defers the recognition of all revenue until the design meets the contractual design specifications.  In this event, the cost of revenue is expensed as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, the Company defers both the recognition of revenue and the cost. In the six months ended June 30, 2007, $128,000 was recognized as revenue under the completed contract method.  For the comparable period of 2008, no revenue was recognized under the completed contract method.

The Company provides support and maintenance under many of its license agreements. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. Support and maintenance revenue is recognized at its fair value established by objective evidence, ratably over the period during which the obligation exists, typically 12 months. These arrangements are renewable annually by the customer. Revenue from support and maintenance was $222,000 and $251,000 for the six months ended June 30, 2008 and 2007, respectively, and was included in licensing revenue.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general, its license contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone. If the Company performs the contracted services, the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and the

Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the six months ended June 30, 2008 and 2007, the Company recorded no revenue from cancelled contracts.

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

Purchased Intangible Assets

Intangible assets acquired by direct purchase are accounted for based on the fair value of assets received and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

		June 30, 2008			December 31, 2007
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$1,559	$520	$1,039	$1,559	$260	$1,299
Patents	5	496	99	397	496	50	446
Assembled workforce	3	493	165	328	493	82	411
Business permits	3	12	4	8	12	2	10
Total		$2,560	$788	$1,772	$2,560	$394	$2,166

Amortization expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively, and has been included in research and development expense.  There was no amortization expense for the three and six months ended June 30, 2007.  The estimated aggregate amortization expense to be recognized in future years is approximately $0.5 million for the remainder of 2008, $0.8 million for 2009, $0.4 million for 2010 and $0.1 million for 2011.

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. The Company evaluates declines in market value for potential impairment if the decline results in a value below cost and is determined to be other than temporary. Realized gains and losses and declines in the value judged to be other than temporary are included in other income and expenses. The cost of securities sold is based on the specific identification method.

The Company has invested its excess cash in money market accounts, auction rate securities, corporate debt, commercial paper, government agency securities and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

As of June 30, 2008, the Company had classified $8.5 million (net of $0.6 million in temporary unrealized losses) of its auction rate securities as long-term investments due to the disruption in the credit markets that resulted in widespread failed auctions.  Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  All of the issuers of the Company’s auction rate securities have AAA credit ratings, the securities are collaterized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.  The unrealized loss was determined in accordance with SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which was adopted by the Company on January 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The auction rate securities in the Company’s portfolio had successful auctions until January 2008 and as such, their fair value would have been measured using Level 2 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these auction rate securities. Therefore, the Company transferred them from the Level 2 to Level 3 category as of March 31, 2008. In accordance with SFAS 157, the Company used the concepts of fair value based on estimated discounted future cash flows of interest income including assumptions for interest rates, timing and amount of cash flows and expected holding periods.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of June 30, 2008 (in thousands):

	June 30, 2008
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$35,242	$35,242	$—	$—
Commercial paper	5,574	—	5,574	—
Corporate debt securities	13,586	—	13,586	—
Government agency and municipal bonds	9,193	—	9,193	—
Auction rate securities	8,514	—	—	8,514
Total	$72,109	$35,242	$28,353	$8,514

The following table provides a summary of changes in fair value of the Company’s auction rate securities under SFAS 157 during the six months ended June 30, 2008 (in thousands):

Fair Value
Balance at December 31, 2007	$11,600
Settlements	(2,450)
Unrealized loss included in accumulated other comprehensive loss	(442)
Balance at March 31, 2008	8,708
Settlements	—
Increase in unrealized loss included in accumulated other comprehensive loss	(194)
Balance at June 30, 2008	$8,514

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. For the three and six months ended June 30, 2008 and 2007, stock options to purchase 7.4 million and 6.0 million shares, respectively, were excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of other comprehensive loss for the three and six months ended June 30, 2008 and 2007, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(4,590)	$(146)	$(8,874)	$(1,115)
Change in net unrealized loss on available-for-sale securities	(330)	(34)	(671)	(2)
Comprehensive loss	$(4,920)	$(180)	$(9,545)	$(1,117)

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact FSP 157-2 will have on its consolidated financial statements.

Note 2. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify the counter-party from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss limits. The Company has entered into indemnification agreements with its officers and directors. No amounts are reflected in our condensed consolidated financial statements as of June 30, 2008 and December 31, 2007 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Legal Matters

The Company is not currently a party to any material legal proceeding that would have a material adverse effect on its condensed consolidated financial position or results of operations. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Note 3. Business Segments and Significant Customers

The Company operates in a single industry segment, supplying semiconductor IP to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Japan	$2,101	$3,353	$3,965	$5,649
United States	353	731	667	1,474
Asia	665	245	1,111	343
Europe	76	—	269	—
Total	$3,195	$4,329	$6,012	$7,466

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Customer A	60%	74%	59%	70%
Customer B	9%	—	10%	—

Note 4. Provision for Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which realization is more likely than not that all or a portion of the deferred tax assets will not be realized.  On January 1, 2007, the Company adopted the provisions of FASB Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109.”   FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations. The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.  The 2004 through 2007 tax years generally remain subject to examination by federal, state, and foreign tax authorities.  As of June 30, 2008, the Company did not have any unrecognized tax benefits and did not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the three and six months ended June 30, 2008 and 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Note 5. Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” the Company recorded $1.3 million and $0.9 million of stock-based compensation expense for the three months ended June 30, 2008 and 2007, respectively. The Company recorded $2.6 million and $1.7 million of stock-based compensation expense for the six months ended June 30, 2008 and 2007, respectively. The expense of these awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The total compensation cost of options granted, but not yet vested, as of June 30, 2008 was $9.6 million and is expected to be recognized as expense over a weighted average period of approximately 2.73 years.

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statement of cash flows. For the three and six months ended June 30, 2008 and 2007, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair values of the Company’s share-based payment awards for the three and six months ended June 30, 2008 and 2007 were estimated on the grant dates using a Black-Scholes valuation method and an option-pricing model, with the exception of the options granted to one of the Company’s executive officers, which are valued using the binomial lattice model.  The assumptions for the executive officer mentioned above are not included in the table below.  The assumptions are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Employee stock options:
Risk-free interest rate	2.9% – 3.5%	4.6% - 5.1%	1.9% – 3.5%	4.5% - 5.1%
Volatility	49.2% – 50.7%	44.4% - 45.2%	48.5% – 53.6%	44.4% - 47.7%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	0%	0%	0%	0%

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

A summary of the option and restricted stock award (RSA) activity under the 1996 Stock Plan and the Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) plans is presented below (in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2007	1,062	5,411	$6.80
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(188)	188	$3.59
Options cancelled	518	(518)	$7.74
Awards retired	(11)	—	—
Options exercised	—	—	—
Options expired	—	(40)	$8.00
Balance at March 31, 2008	1,881	5,041	$6.57
Options granted	(356)	356	$5.16
Options cancelled	177	(177)	$7.80
Options exercised	—	(48)	$3.85
Balance at June 30, 2008	1,702	5,172	$6.46

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

A  summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2007	1,619	$5.92
Granted	965	$4.00
Cancelled	(137)	$7.52
Exercised	—	—
Balance at March 31, 2008	2,447	$5.08
Granted	—	—
Cancelled	(261)	$6.38
Exercised	—	—
Balance at June 30, 2008	2,186	$4.92

A summary of the restricted stock award activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2007	539	$6.99
Granted	—	—
Vested	(19)	$5.91
Cancelled	(7)	$5.91
Non-vested shares at March 31, 2008	513	$7.04
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested shares at June 30, 2008	513	$7.04

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants as of June 30, 2008 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$ 1.00 - $4.09	1,435	6.37	$3.77	$1,636	698	6.04	$3.84	$747
$ 4.10 - $8.00	4,433	5.67	$5.65	$387	1,945	4.79	$5.77	$126
$ 8.01 - $10.00	1,203	4.25	$8.77	—	579	3.81	$9.15	—
$ 10.01 - $15.69	287	3.59	$11.04	—	287	3.59	$11.04	—
	7,358	5.49	$6.00	$2,023	3,509	4.78	$6.37	$873

As of June 30, 2008, the Company had 6,691,961 shares fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 5.43 years, weighted average exercise price of $6.06 and aggregate intrinsic value of  $1.8 million.

The total fair value of shares vested using the Black-Scholes method during the six months ended June 30, 2008 and 2007 were $1.6 million and $1.7 million, respectively. The total intrinsic value of employee stock options exercised during the six months ended June 30, 2008 and 2007 was $41,000 and $1.8 million, respectively.

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

Our customers typically include fabless semiconductor companies, integrated device manufacturers (IDMs), and foundries. We generate revenue from the licensing of our IP, and our customers pay us fees for licensing, non-recurring engineering services, royalties and maintenance and support. Royalty revenues are typically earned under our license agreements when our licensees manufacture or sell products that incorporate any of our technologies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee’s use of our technologies, to run from 18 to 24 months. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from 6 to 12 months, depending on the complexity of the proposed project and degree of development services required.

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

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting licenses to customers for embedding our technology into their products. License fees generally range from $100,000 to several million dollars per contract, depending on the scope and complexity of the development project, and the extent of the licensee’s rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow for milestone billing based on work performed. Fees billed prior to revenue recognition are recorded as deferred revenue.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operation are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007.  As of June 30, 2008, there have been no material changes to our significant accounting policies and estimates.

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

Results of Operations

Three and Six Months Ended June 30, 2008 and 2007

Revenue.

	June 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Licensing – three months ended	$667	$2,159	$(1,492)	(69)%
Percentage of total revenues	21%	50%
Licensing – six months ended	$1,099	$3,317	$(2,218)	(67)%
Percentage of total revenues	18%	44%

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance.

Licensing revenue decreased for the three and six months ended June 30, 2008 compared with the same period a year ago due to a decline in the value of license agreements for our 1T-SRAM technology licenses in 2008 and  a decline in licensing activity in the second half of 2007.

	June 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Royalty – three months ended	$2,528	$2,170	$358	16%
Percentage of total revenues	79%	50%
Royalty – six months ended	$4,913	$4,149	$764	18%
Percentage of total revenues	82%	56%

Royalty revenue represents amounts earned under provisions in our licensing contracts that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our technologies. We generally recognize royalties in the quarter in which we receive the licensee’s report.

Royalty revenue increased for the three and six months ended June 30, 2008 compared with the same period a year ago primarily due to an increase in royalties earned on the sale of the Nintendo Wii game console and increased royalties from a foundry partner, which had an increase in the number of products incorporating our technologies that were manufactured on its 90nm process.

Cost of net revenue and gross profit.

	June 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Three months ended	$833	$678	$155	23%
Percentage of total revenues	26%	16%
Six months ended	$1,313	$1,242	$71	6%
Percentage of total revenues	22%	17%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

Cost of net revenue increased for the three and six months ended June 30, 2008 compared with the same period a year ago due to a $0.2 million loss recorded for an agreement accounted for under the percentage of completion method and an increase in development services required under our IT-SRAM license agreements. We expect that cost of licensing revenue will continue to grow in absolute dollars and will be higher as a percentage of net revenue for 2008 because we anticipate entering into license agreements requiring more complete development services due to the shift by many licensees to smaller process geometries, including 65nm and below. Cost of net revenue included stock-based compensation expense of $0.2 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.2 million for each of the six months ended June 30, 2008 and 2007.

Gross profit decreased to $2.4 million for the three months ended June 30, 2008 from $3.7 million from the year ago quarter mainly due to a decrease in our licensing revenue, coupled with the increase in cost of revenues, despite the increase in royalty revenue, which has no related costs.  Consequently, gross margin percentage decreased to 74% for the three months ended June 30, 2008 from 84% in the same quarter of the prior year.

Gross profit decreased to $4.7 million for the six months ended June 30, 2008 from $6.2 million from the year ago period mainly due to a decrease in our licensing revenue, coupled with the $0.2 million loss accrual recorded, offset by the increase in royalty revenue, which has no related costs.  Therefore, gross margin percentage decreased to 78% for the six months ended June 30, 2008 from 84% in the same quarter of the prior year.

Research and Development.

	June 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Three months ended	$4,541	$2,101	$2,440	116%
Percentage of total revenues	142%	49%
Six months ended	$8,837	$4,179	$4,658	111%
Percentage of total revenues	147%	56%

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

The increase in research and development expense for the three months ended June 30, 2008 compared with the same period a year ago was primarily due to the following:

•                  $1.6 million increase in costs, primarily personnel-related, attributable to the analog and mixed- signal technology and personnel acquired in the third quarter of 2007,

•                  $0.2 million increase in amortization of purchased intangible assets from the Atmel and LDIC acquisitions,

•                  $0.3 million increase in costs attributable to the expansion of our engineering team working on our non-volatile 1T-FLASH memory technology and 1T-SRAM display driver applications,

•                  $0.1 million increase in tape-out charges to complete validation of our designs in silicon,

•                  $0.1 million increase in license costs for our computer-aided design tools, and

•                  $0.1 million increase in stock-based compensation expense.

Research and development expenses included stock-based compensation expense of $0.4 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively.

The increase in research and development expense for the six months ended June 30, 2008 compared with the same period a year ago was primarily due to the following:

•                  $3.0 million increase in costs, primarily personnel-related, attributable to the analog and mixed- signal technology and personnel acquired in the third quarter of 2007,

•                  $0.4 million increase in amortization of purchased intangible assets from the Atmel and LDIC acquisitions,

•                  $0.6 million increase in costs attributable to the expansion of our engineering team working on our non-volatile 1T-FLASH memory technology and 1T-SRAM display driver applications,

•                  $0.2 million increase in tape-out charges to complete validation of our designs in silicon,

•                  $0.3 million increase in license costs for our computer-aided design tools, and

•                  $0.2 million increase in stock-based compensation expense.

Research and development expenses included stock-based compensation expense of $0.7 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively.

For the remainder of 2008, we expect the costs related to the analog and mixed-signal technology development to increase as we continue to obtain silicon qualification in different processes and technology nodes.  To date, we have generated no revenue from these technologies and do not expect to generate significant revenue from them in 2008.

Selling, General and Administrative.

	June 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Three month ended	$2,926	$2,825	$101	4%
Percentage of total revenues	92%	65%
Six month ended	$6,282	$5,405	$877	16%
Percentage of total revenues	104%	72%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management.

Selling, general and administrative expenses increased for the three months ended June 30, 2008 compared with the same period a year ago primarily due to a $0.3 million increase in stock-based compensation expense, which was partially offset by a $0.2 million reduction in legal costs.

Selling, general and administrative expenses included stock-based compensation expense of $0.8 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively.

Selling, general and administrative expenses increased for the six months ended June 30, 2008 compared with the same period a year ago primarily due to a $0.7 million increase in stock-based compensation expense, a $0.4 million increase attributable to the hiring of additional personnel to expand our sales and marketing organizations to enhance our analog/mixed-signal expertise, offset by a $0.1 million reduction in legal costs and a $0.1 million reduction in personnel costs in the general and administrative function.

Selling, general and administrative expenses included stock-based compensation expense of $1.6 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.

Interest, Other Income and Expense.

	June 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Three months ended	$561	$1,232	$(671)	(54)%
Percentage of total revenues	18%	28%
Six months ended	$1,635	$2,296	$(661)	(29)%
Percentage of total revenues	27%	31%

Interest, other income and expense was primarily comprised of interest income on our investments, which declined by $0.5 million for the three months ended June 30, 2008 due to lower interest rates earned and lower average investment balances than during the comparable quarter in 2007 and receipt of non-recurring interest income of $0.1 million attributable to an income tax refund received in the second quarter of 2007 resulting from an amended tax return.

The decline in the six months ended June 30, 2008 compared to the comparable period in 2007 is due to lower interest rates earned, as we transferred some of our cash into very high credit quality investments, such as money market funds that invest in securities of the U.S. government and its agencies and bear interest at lower rates, and lower average investment balances.

We expect interest income to continue to decline, as we do not expect interest rates to increase during the second half of 2008.

Provision for Income Taxes.

June 30,	Change
2008	2007	2007 to 2008
(dollar amounts in thousands)
Three months ended	$(46)	$(103)	$57	(55)%
Percentage of total revenues	1%	2%
Six months ended	$(89)	$(51)	$(38)	75%
Percentage of total revenues	1%	1%

Our income tax provisions were primarily attributable to foreign jurisdictions.

The provisions for the three and six months ended June 30, 2008 and 2007 were primarily attributable to taxes owed by our foreign subsidiaries and branches and state income minimum tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2008, we had cash and cash equivalents and long and short-term investments of $74.6 million and had total working capital of $57.1 million. Our primary capital requirements are for working capital needs.

Net cash used in operating activities was $3.2 million for the first six months of 2008 and primarily consisted of the net loss of $8.9 million, which was partially offset by non-cash charges, including stock-based compensation expense of $2.6 million and depreciation and amortization of $0.8 million and $2.3 million generated from changes in assets and liabilities.

Net cash provided by operating activities was $1.9 million in the first six months of 2007 and primarily consisted of $1.1 million generated from changes in current assets and liabilities, and $0.8 million in cash from operations after adding back non-cash charges for stock-based compensation expense of $1.7 million and $0.2 million of depreciation and amortization to the net loss of $1.1 million.

For the first six months of 2008, we spent approximately $0.3 million of expenditures for property and equipment. During the first six months of 2007, we purchased computer equipment and software upgrades for a cash expenditure of approximately $0.7 million.  Amounts transferred to and from cash and marketable securities during each period did not impact our liquidity.

Net cash provided by financing activities was $0.2 million and $2.0 million in the first six months of 2008 and 2007, respectively, due to proceeds received from the exercise of stock options.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•       profitability of our business.

We expect our existing cash, cash equivalents, and investments along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. We expect that a licensing business such as ours generally will require less cash to support operations.

However, we cannot be certain that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we may need to raise additional funding through public or private financings. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, auction rate securities, corporate debt, commercial paper, government agency securities and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $37.0 million as of June 30, 2008 and earned an average annual interest rate of approximately 2.1% during the first half of 2008, are subject to interest rate and credit risks. We do not have any investments denominated in foreign country currencies, and therefore are not subject to foreign currency risk on such investments.

As of June 30, 2008, we had classified $8.5 million (net of $0.6 million in temporary unrealized losses) of our auction rate securities as long-term investments due to the disruption in the credit markets that resulted in widespread failed auctions.  Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  All of the issuers of our auction rate securities have AAA credit ratings, the securities are collaterized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.  The unrealized loss was determined in accordance with SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which was adopted by us on January 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The auction rate securities in our portfolio had successful auctions until early 2008 and as such, their fair value would have been measured using Level 2 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these auction rate securities, therefore, we transferred them from the Level 2 to Level 3 category as of March 31, 2008. In accordance with SFAS 157, we used the concepts of fair value based on estimated discounted future cash flows of interest income including assumptions for interest rates, timing and amount of cash flows and expected holding periods.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the first six months of 2008, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended June 30, 2008 and 2007, one customer represented 60% and 74% of total revenue, respectively. For the six months ended June 30, 2008, two customers represented 59% and 10% of total revenue, respectively.  For the six months ended June 30, 2007, one customer represented 70% of total revenue. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in the six months ended June 30, 2008 and 2007 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 54% and 35% of total revenue for the six months ended June 30, 2008 and 2007, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We also might face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of June 30, 2008, four customers represented 39%, 23%, 11% and 10% of total trade receivables, respectively. Although the majority of the trade receivables from these customers were subsequently collected, our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of June 30, 2008, we held $8.5 million of municipal notes investments, classified as long-term investments, with an auction reset feature (auction rate securities) whose underlying assets were primarily in student loans. Although all of the issuers of our auction rate securities have a AAA credit rating, auctions of their securities failed during the first quarter of 2008 due to a lack of buying demand. As a result of the auction failures, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term is limited. Therefore, as of June 30, 2008, we recognized $0.6 million in unrealized losses related to these securities.  While we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges on the value of these auction rate securities if the issuers are unable to successfully close future auctions and their credit ratings deteriorate. We may be required to wait until market stability is restored for these auction rate securities or until the final maturity of the underlying notes (up to 40 years) to realize the  recorded value of these securities.

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a)      The 2008 Annual Meeting of Stockholders of MoSys, Inc. was held June 3, 2008 at our corporate headquarters in  Sunnyvale, California.

The proposals presented at the meeting were:

1.               To elect six members of the Board of Directors to hold office until the next annual meeting of stockholders.

2.               To ratify the appointment of the accounting firm of Burr, Pilger & Mayer LLP as Independent Registered Public Accounting Firm for the Company for the fiscal year ending December 31, 2008.

(b)     Each of the six individuals nominated to serve as a member of the Board of Directors was elected to hold office until the next annual meeting of stockholders and received the number of votes set forth below:

	For	Withhold
Carl E. Berg	27,937,152	1,531,309
Chenming Hu	26,955,228	2,513,233
Tommy Eng	29,242,589	225,872
James D. Kupec	28,453,500	1,014,961
Chi-Ping Hsu	29,241,339	227,122
Leonard Perham	27,757,837	1,710,624

ITEM 6. Exhibits

(a)   Exhibits

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008

/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer