Form 10-Q
period 2008-09-30
MoSys, Inc.
filed 2008-11-07
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 31,777,000 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
September 30, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$42,359	$37,673
Short-term investments	13,794	27,288
Accounts receivable, net	550	895
Unbilled contracts receivable	287	518
Prepaid expenses and other current assets	1,927	2,393
Total current assets	58,917	68,767
Long-term investments	15,958	13,693
Property and equipment, net	1,219	1,396
Goodwill	12,326	12,326
Intangible assets, net	1,575	2,166
Other assets	239	449
Total assets	$90,234	$98,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$149	$146
Accrued expenses and other liabilities	2,486	2,158
Deferred revenue	682	201
Total current liabilities	3,317	2,505

Commitments and contingencies (Note 2)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,924 shares and 31,889 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	319	319
Additional paid-in capital	114,374	110,631
Accumulated other comprehensive income (loss)	(971)	35
Accumulated deficit	(26,805)	(14,693)
Total stockholders’ equity	86,917	96,292
Total liabilities and stockholders’ equity	$90,234	$98,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue
Licensing	$1,198	$1,548	$2,297	$4,865
Royalty	2,856	2,421	7,769	6,570
Total net revenue	4,054	3,969	10,066	11,435

Cost of net revenue
Licensing	845	670	2,158	1,912
Total cost of net revenue	845	670	2,158	1,912

Gross profit	3,209	3,299	7,908	9,523

Operating expenses
Research and development	4,175	3,438	13,012	7,617
Selling, general and administrative	2,641	2,945	8,923	8,350
In-process research and development	—	966	—	966
Total operating expenses	6,816	7,349	21,935	16,933

Loss from operations	(3,607)	(4,050)	(14,027)	(7,410)
Interest, other income and expense	391	1,209	2,026	3,505

Loss before income taxes	(3,216)	(2,841)	(12,001)	(3,905)
(Provision)/benefit for income taxes	(22)	18	(111)	(33)

Net loss	$(3,238)	$(2,823)	$(12,112)	$(3,938)

Net loss per share
Basic and diluted	$(0.10)	$(0.09)	$(0.38)	$(0.12)
Shares used in computing net loss per share
Basic and diluted	31,777	32,274	31,719	31,950

Allocation of stock-based compensation to cost of net revenue and operating expenses included above:
Cost of net revenue	$111	$95	$342	$317
Research and development	207	270	936	799
Selling, general and administrative	660	529	2,299	1,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,112)	$(3,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	541	435
In-process research and development	—	966
Amortization of intangible assets	591	197
Stock-based compensation	3,577	2,574
Changes in assets and liabilities:
Accounts receivable	345	1,662
Unbilled contracts receivable	231	(858)
Prepaid expenses and other assets	676	800
Deferred revenue	481	(425)
Accounts payable	3	211
Accrued expenses and other liabilities	310	(23)
Net cash provided by (used in) operating activities	(5,357)	1,601

Cash flows from investing activities:
Purchases of property and equipment	(364)	(1,095)
Purchase of intangible assets	—	(1,404)
Proceeds from sales and maturities of marketable securities	54,503	186,290
Purchases of marketable securities	(44,280)	(163,485)
Net cash provided by investing activities	9,859	20,306

Cash flows from financing activities:
Proceeds from issuance of common stock	184	2,806
Repurchase of common stock	—	(641)
Net cash provided by financing activities	184	2,165

Net increase in cash and cash equivalents	4,686	24,072

Cash and cash equivalents at beginning of period	37,673	11,118
Cash and cash equivalents at end of period	$42,359	$35,190

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the SEC’s rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

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

Revenue Recognition

General

The Company generates revenue from the licensing of its intellectual property, or IP, and customers pay fees for licensing, development services, royalties and maintenance and support. The Company applies the principles of SEC Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” and recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements. When sales arrangements contain multiple elements (e.g., license and services), the Company applies the provisions of Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables,” to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the consideration payable to the Company under the agreement is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria of SAB 104 have been met for that unit of accounting.

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

For license agreements that include deliverables requiring significant production, modification or customization, the Company applies American Institute of Certified Public Accountants Statement of Position No. 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” When the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress.  Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimation of the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which the likelihood of such losses is determined. In the three months ended September 30, 2008, the Company recorded no loss accruals.  For the nine months ended September 30, 2008, the Company recorded a loss accrual of $211,000.  No loss accruals were recorded in the three and nine months ended September 30, 2007.  If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

For contracts involving design specifications that the Company has not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and the Company defers the recognition of all revenue until the design meets the contractual design specifications.  In this event, the cost of revenue is expensed as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, the Company defers both the recognition of revenue and the cost.  For the nine months ended September 30, 2008, no revenue was recognized under the completed contract method.  For the nine months ended September 30, 2007, the Company recognized $128,000 as revenue under the completed contract method.

The Company provides support and maintenance under many of its license agreements. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. Support and maintenance revenue is recognized at its fair value established by objective evidence, ratably over the period during which the obligation exists, typically 12 months. These arrangements are renewable annually by the customer. Revenue from support and maintenance was $362,000 and $385,000 for the nine months ended September 30, 2008 and 2007, respectively, and was included in licensing revenue.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general, its license contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone. If the Company performs the contracted services, the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. During the nine months ended September 30, 2008 and 2007, the Company recorded no revenue from cancelled contracts.

Royalty

The Company’s licensing contracts also provide for royalty reporting and payments at a stated rate based on actual units manufactured or sold by licensees for products that include the Company’s technologies. The Company generally recognizes royalties in the quarter in which it receives the licensee’s report. The Company recognizes revenue from two types of prepaid royalties: pre-production royalties, which cover a fixed number of future unit shipments and are paid in a lump sum when the Company enters into the licensing contract, and post-production royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments. In both cases, these prepaid royalties are non-refundable, and revenue is recognized upon execution of the contract provided that no further performance obligations exist. The Company records pre-production, prepaid royalties as license revenues and post-production, pre-paid royalties as royalty revenues.

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

Purchased Intangible Assets

Intangible assets acquired by direct purchase are accounted for based on the fair value of assets received and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

		September 30, 2008			December 31, 2007
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$1,559	$650	$909	$1,559	$260	$1,299
Patents	5	496	124	372	496	50	446
Assembled workforce	3	493	206	287	493	82	411
Business permits	3	12	5	7	12	2	10
Total		$2,560	$985	$1,575	$2,560	$394	$2,166

Amortization expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively, and has been included in research and development expense.  Amortization expense was $0.2 million for the three and nine months ended September 30, 2007.  The estimated aggregate amortization expense to be recognized in future years is approximately $0.2 million for the remainder of 2008, $0.8 million for 2009, $0.4 million for 2010 and $0.2 million for 2011.

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

As of September 30, 2008, the Company had classified $8.3 million (net of $0.9 million in unrealized losses) of its auction rate securities as long-term investments due to the disruption in the credit markets that resulted in widespread failed auctions.  Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  All of the issuers of the Company’s auction rate securities have AAA credit ratings, the securities are collaterized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.  The unrealized loss was determined in accordance with SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which was adopted by the Company on January 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of September 30, 2008 (in thousands):

	September 30, 2008
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$35,623	$35,623	$—	$—
Commercial paper	5,278	—	5,278	—
Corporate debt securities	10,509	—	10,509	—
Government agency and municipal bonds	9,191	—	9,191	—
Auction rate securities	8,259	—	—	8,259
Total	$68,860	$35,623	$24,978	$8,259

The following table provides a summary of changes in fair value of the Company’s auction rate securities under SFAS 157 during the nine months ended September 30, 2008 (in thousands):

Fair Value
Balance at December 31, 2007	$11,600
Settlements	(2,450)
Unrealized loss included in accumulated other comprehensive loss	(442)
Balance at March 31, 2008	8,708
Settlements	—
Increase in unrealized loss included in accumulated other comprehensive loss	(194)
Balance at June 30, 2008	8,514
Settlements	—
Increase in unrealized loss included in accumulated other comprehensive loss	(255)
Balance at September 30, 2008	$8,259

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. For the three and nine months ended September 30, 2008 and 2007, stock options to purchase 7.2 million and 6.6 million shares, respectively, were excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of other comprehensive loss for the three and nine months ended September 30, 2008 and 2007, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(3,238)	$(2,823)	$(12,112)	$(3,938)
Change in net unrealized loss on available-for-sale securities	(335)	72	(1,006)	70
Comprehensive loss	$(3,573)	$(2,751)	$(13,118)	$(3,868)

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the consolidated financial statements.

Note 2. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify the counter-party from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss limits. The Company has entered into indemnification agreements with its officers and directors. No amounts were reflected in our condensed consolidated financial statements as of September 30, 2008 and December 31, 2007 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Legal Matters

The Company is not currently a party to any material legal proceeding that would have a material adverse effect on its consolidated financial position or results of operations. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Note 3. Business Segments and Significant Customers

The Company operates in a single industry segment, supplying semiconductor IP to the electronics industry. The Company sells its products and technology to customers in the Far East, North America and Europe. Net revenue by geographic area was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Japan	$2,287	$3,470	$6,252	$9,119
United States	593	377	1,260	1,851
Taiwan	873	43	1,521	215
Other Asia	283	79	746	250
Europe	18	—	287	—
Total	$4,054	$3,969	$10,066	$11,435

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Customer A	51%	83%	56%	75%
Customer B	16%	1%	12%	—

Note 4. Provision for Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which realization is more likely than not that all or a portion of the deferred tax assets will not be realized.  On January 1, 2007, the Company adopted the provisions of FASB Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109.”   FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations. The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is currently having an examination of its income tax returns in California, Canada and France.  Management believes that there is no risk of a material adjustment in any of these jurisdictions.  The 2005 through 2007 tax years generally remain subject to examination by federal, state, and foreign tax authorities.  As of September 30, 2008, the Company did not have any unrecognized tax benefits and did not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the three and nine months ended September 30, 2008 and 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Note 5. Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” the Company recorded $1.0 million and $0.9 million of stock-based compensation expense for the three months ended September 30, 2008 and 2007, respectively. The Company recorded $3.6 million and $2.6 million of stock-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively. The expense of these awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The total compensation cost of options granted to employees, but not yet vested, as of September 30, 2008 was $9.0 million and is expected to be recognized as expense over a weighted average period of approximately 2.66 years.

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statement of cash flows. For the three and nine months ended September 30, 2008 and 2007, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair values of the Company’s share-based payment awards for the three and nine months ended September 30, 2008 and 2007 were estimated on the grant dates using a Black-Scholes valuation method and an option-pricing model, with the exception of the options granted to one of the Company’s executive officers, which are valued using the binomial lattice model.  The assumptions for the executive officer mentioned above are not included in the table below.  The assumptions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Employee stock options:
Risk-free interest rate	2.3% – 3.1%	4.1% - 4.9%	1.9% – 3.5%	4.1% - 5.1%
Volatility	49.1% – 51.1%	43.7% - 47.1%	48.5% – 53.6%	43.7% - 47.7%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	0%	0%	0%	0%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the combination of historical volatility, excluding the volatility during the period of a one-time, non-recurring event, which was the aborted acquisition of the Company by Synopsys, Inc. in 2004, and the expected future volatility of the Company’s stock price. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied since the Company has never paid dividends and has no intention to pay dividends in the near future.

As required by SFAS 123(R), employee stock-based compensation expense is calculated based on estimated forfeiture rate. An annualized forfeiture rate of 15% has been used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of the option and restricted stock award (RSA) activity under the 1996 Stock Plan and the Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) is presented below (in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2007	1,062	5,411	$6.80
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(188)	188	$3.59
Options cancelled	518	(518)	$7.74
Awards retired	(11)	—	—
Options expired	—	(40)	$8.00
Balance at March 31, 2008	1,881	5,041	$6.57
Options granted	(356)	356	$5.16
Options cancelled	177	(177)	$7.80
Options exercised	—	(48)	$3.85
Balance at June 30, 2008	1,702	5,172	$6.46
Options granted	(151)	151	$4.16
Options cancelled	519	(519)	$5.51
Options exercised	—	(1)	$3.85
Balance at September 30, 2008	2,071	4,803	$6.49

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

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2007	1,619	$5.92
Granted	965	$4.00
Cancelled	(137)	$7.52
Exercised	—	—
Balance at March 31, 2008	2,447	$5.08
Granted	—	—
Cancelled	(261)	$6.38
Exercised	—	—
Balance at June 30, 2008	2,186	$4.92
Granted	275	4.57
Cancelled	(22)	$3.65
Exercised	—	—
Balance at September 30, 2008	2,439	$4.90

A summary of the restricted stock award activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2007	539	$6.99
Granted	—	—
Vested	(19)	$5.91
Cancelled	(7)	$5.91
Non-vested shares at March 31, 2008	513	$7.04
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested shares at June 30, 2008	513	$7.04
Granted	—	—
Vested	(241)	7.07
Cancelled	—	—
Non-vested shares at September 30, 2008	272	$7.01

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants as of September 30, 2008 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$ 1.00 - $4.09	1,404	6.17	$3.77	$671	746	5.85	$3.84	$309
$ 4.10 - $8.00	4,385	6.05	$5.57	$16	1,726	5.53	$5.91	$2
$ 8.01 - $10.00	1,166	4.12	$8.77	—	687	3.81	$9.01	—
$ 10.01 - $15.69	287	3.31	$11.04	—	287	3.32	$11.04	—
	7,242	5.66	$5.95	$687	3,446	5.07	$6.51	$311

As of September 30, 2008, the Company had 6,621,638 shares fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 5.64 years, weighted average exercise price of $6.03 and aggregate intrinsic value of $0.6 million.

The total fair value of shares vested using the Black-Scholes method was $2.5 million during the nine months ended September 30, 2008 and 2007. The total intrinsic value of employee stock options exercised during the nine months ended September 30, 2008 and 2007 was $41,000 and $2.3 million, respectively.

Note 6. Subsequent Event

On October 14, 2008, the board of directors of the Company authorized the purchase of up to $5.0 million of common stock over the next 12 months. The share repurchases may be made from time to time in the open market subject to market conditions and other factors or in privately negotiated transactions. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part II, Item 1A and elsewhere in this report and those described in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

Our licensing revenue consists of fees for providing circuit design, layout and design verification and granting licenses to customers that embed our technology into their products. License fees generally range from $100,000 to several million dollars per contract, depending on the scope and complexity of the development project, and the extent of the licensee’s rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow for milestone billing based on work performed. Fees billed prior to revenue recognition are recorded as deferred revenue.

Royalty.  Generally our license agreements provide for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our license agreements generally require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs.

As with our licensing revenue, the timing and level of royalties are difficult to predict. They depend on the licensee’s ability to market, produce and sell products incorporating our technology. Many of the products of our licensees that are currently subject to licenses from us are used in consumer products, such as electronic game consoles, for which demand can be seasonal.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operation are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007.  As of September 30, 2008, there have been no material changes to our significant accounting policies and estimates.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

Three and Nine Months Ended September 30, 2008 and 2007

Revenue.

	September 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Licensing – three months ended	$1,198	$1,548	$(350)	(23)%
Percentage of total revenues	30%	39%
Licensing – nine months ended	$2,297	$4,865	$(2,568)	(53)%
Percentage of total revenues	23%	43%

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance.

Licensing revenue decreased for the three and nine months ended September 30, 2008 compared with the same periods a year ago due to a decline in the value of license agreements for our 1T-SRAM technology licenses in 2008.

	September 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Royalty – three months ended	$2,856	$2,421	$435	18%
Percentage of total revenues	70%	61%
Royalty – nine months ended	$7,769	$6,570	$1,199	18%
Percentage of total revenues	77%	57%

Royalty revenue represents amounts earned under provisions in our licensing contracts that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our technologies. We generally recognize royalties in the quarter in which we receive the licensee’s report.

The increase for the three months ended September 30, 2008 compared with the same period a year ago was primarily due to increased royalties from a foundry partner, which had an increase in the number of products incorporating our technologies that were manufactured on its 90nm process.

The increase for the nine months ended September 30, 2008 compared with the same period a year ago was primarily due to an increase in royalties earned from this foundry partner and the sale of integrated circuits incorporating 1T-SRAM technology that are used in the Nintendo Wii game console.

Cost of net revenue and gross profit.

	September 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Three months ended	$845	$670	$175	26%
Percentage of total revenues	21%	17%
Nine months ended	$2,158	$1,912	$246	13%
Percentage of total revenues	21%	17%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

Cost of net revenue increased for the three months ended September 30, 2008 compared with the same period a year ago due to an increase in development services provided under our IT-SRAM license agreements. Cost of net revenue increased for the nine months ended September 30, 2008 compared with the same period a year ago due to a $0.2 million loss recorded for an agreement accounted for under the percentage of completion method and an increase in development services provided under our IT-SRAM license agreements. We expect that cost of licensing revenue will continue to grow in absolute dollars in line with revenue growth. Cost of net revenue included stock-based compensation expense of $0.1 million for each of the three months ended September 30, 2008 and 2007, and $0.3 million for each of the nine months ended September 30, 2008 and 2007.

For the three months ended September 30, 2008 the $0.2 million increase in cost of revenues led to a decline in gross margin percentage to 79% for the three months ended September 30, 2008 from 83% in the same quarter of the prior year.

Gross profit decreased to $7.9 million for the nine months ended September 30, 2008 from $9.5 million from the same period a  year ago mainly due to a decrease in our licensing revenue, coupled with the $0.2 million loss accrual recorded, but partially offset by the increase in royalty revenue, which has no related costs.  Consequently, gross margin percentage decreased to 79% for the nine months ended September 30, 2008 from 83% in the same quarter of the prior year.

Research and Development.

	September 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Three months ended	$4,175	$3,438	$737	21%
Percentage of total revenues	103%	87%
Nine months ended	$13,012	$7,617	$5,395	71%
Percentage of total revenues	129%	67%

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

The increase in research and development expense for the three months ended September 30, 2008 compared with the same period a year ago was primarily due to the following:

•                  $0.4 million increase in costs, primarily personnel-related, attributable to our analog/mixed-signal technology,

•                  $0.2 million increase in license costs for our computer-aided design, or CAD, tools,

•                  $0.1 million increase in consulting costs,

•                  $0.1 million increase in costs attributable to the expansion of our engineering team working on our non-volatile 1T-FLASH memory technology and 1T-SRAM display driver applications, offset by a

•                  $0.1 million decrease in stock-based compensation expense.

Research and development expenses included stock-based compensation expense of $0.2 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively.

The increase in research and development expense for the nine months ended September 30, 2008 compared with the same period a year ago was primarily due to the following:

•                  $3.5 million increase in costs, primarily personnel-related, attributable to the analog/mixed-signal technology and personnel acquired at the beginning of the third quarter of 2007,

•                  $0.7 million increase in costs attributable to the expansion of our engineering team working on our non-volatile 1T-FLASH memory technology and 1T-SRAM display driver applications,

•                  $0.4 million increase in amortization of purchased intangible assets from the Atmel and LDIC acquisitions,

•                  $0.3 million increase in license costs for our CAD tools,

•                  $0.2 million increase in tape-out charges to complete validation of our designs in silicon,

•                  $0.2 million less allocation of engineering costs to cost of sales due to less development services performed under license agreements, and

•                  $0.1 million increase in stock-based compensation expense.

Research and development expenses included stock-based compensation expense of $0.9 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively.

To date, we have generated $0.2 million revenue related to the analog/mixed-signal technology and do not expect to generate significant revenue from this technology for the remainder of 2008 or first half of 2009.

Selling, General and Administrative.

September 30,	Change
2008	2007	2007 to 2008
(dollar amounts in thousands)
Three months ended	$2,641	$2,945	$(304)	(10)%
Percentage of total revenues	65%	74%
Nine months ended	$8,923	$8,350	$573	7%
Percentage of total revenues	89%	73%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management.

Selling, general and administrative expenses decreased for the three months ended September 30, 2008 compared with the same period a year ago primarily due to a reduction in legal costs of $0.2 million and a $0.2 million reversal of bad debt expense recorded in 2007.  These were partially offset by a $0.1 million increase in stock-based compensation expense.

Selling, general and administrative expenses included stock-based compensation expense of $0.7 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively.

Selling, general and administrative expenses increased for the nine months ended September 30, 2008 compared with the same period a year ago.  The decline consisted of a $0.8 million increase in stock-based compensation expense, a $0.5 million increase attributable to the hiring of additional personnel to expand our sales and marketing organizations to enhance our global presence and add  analog/mixed-signal expertise, partially offset through savings resulting from a $0.3 million reduction in legal costs, $0.2 million reversal of bad debt expense recorded in 2007, and a $0.2 million reduction in personnel costs in the general and administrative function due to lower headcount.

Selling, general and administrative expenses included stock-based compensation expense of $2.3 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Interest, Other Income and Expense.

	September 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Three months ended	$391	$1,209	$(818)	(68)%
Percentage of total revenues	10%	30%
Nine months ended	$2,026	$3,505	$(1,479)	(42)%
Percentage of total revenues	20%	31%

Interest, other income and expense primarily consisted of interest income on our investments, which declined by $0.7 and $1.4 million for the three and nine months ended September 30, 2008, respectively, due to lower interest rates earned, as we transferred some of our cash into very high credit quality investments, such as money market funds that invest in securities of the U.S. government and its agencies and bear interest at lower rates, and lower average investment balances.

We expect interest income to remain flat or decline, as we do not expect interest rates to increase significantly during the remaining period of 2008 and 2009.

Provision for Income Taxes.

	September 30,		Change
	2008	2007	2007 to 2008
	(dollar amounts in thousands)
Three months ended	$(22)	$18	$(40)	(222)%
Percentage of total revenues	1%	—
Nine months ended	$(111)	$(33)	$(78)	(236)%
Percentage of total revenues	1%	—

Our income tax provisions were primarily attributable to foreign jurisdictions.

The provisions for the three and nine months ended September 30, 2008 and 2007 were primarily attributable to taxes owed by our foreign subsidiaries and branches and state minimum income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2008, we had cash and cash equivalents and long and short-term investments of $72.1 million and total working capital of $55.6 million. Our primary capital requirements are for working capital.

Net cash used in operating activities was $5.4 million for the first nine months of 2008 and primarily consisted of the net loss of $12.1 million, which was partially offset by non-cash charges, including stock-based compensation expense of $3.6 million, depreciation and amortization of $1.1 million and $2.0 million generated from changes in assets and liabilities.

Net cash provided by operating activities was $1.6 million in the first nine months of 2007 and primarily consisted of $1.4 million generated from changes in current assets and liabilities, and $0.2 million in cash from operations after adding back non-cash charges for stock-based compensation expense of $2.6 million, a charge of $1.0 million for in-process research and development, and $0.6 million of depreciation and amortization to the net loss of $3.9 million.

For the first nine months of 2008, we spent approximately $0.4 million on expenditures for property and equipment. Amounts transferred to and from cash and marketable securities generated $10.2 million of cash but did not impact our liquidity.  During the first nine months of 2007, we purchased computer equipment and software upgrades for a cash expenditure of approximately $1.1 million, as well as paid $1.4 million for the purchase of certain assets from Atmel. Amounts transferred to and from cash and marketable securities generated $22.8 million of cash but did not impact our liquidity.

Net cash provided by financing activities was $0.2 million for the first nine months of 2008 due to proceeds received from the exercise of stock options.  Net cash provided by financing activities was $2.2 million for the first nine months of 2007 consisting of proceeds from the exercise of stock options net of the cost of shares repurchased under a stock repurchase program that ended in December 2007.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•       profitability of our business.

We expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. We cannot be certain, however, that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we may need to raise additional funding through public or private financings. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition. We expect that a licensing business such as ours generally will require less cash to support operations.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, auction rate securities, corporate debt, commercial paper, government agency securities and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $33.2 million as of September 30, 2008 and earned an average annual interest rate of approximately 3.3% during the first nine months of 2008, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

As of September 30, 2008, we had classified $8.3 million (net of $0.9 million in unrealized losses) of our auction rate securities as long-term investments due to the disruption in the credit markets that resulted in widespread failed auctions.  Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  All of the issuers of our auction rate securities have AAA credit ratings, the securities are collaterized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.  The unrealized loss was determined in accordance with SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which was adopted by us on January 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The auction rate securities in our portfolio had successful auctions until early 2008 and as such, their fair value would have been measured using Level 2 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these auction rate securities and, therefore, we transferred them from the Level 2 to Level 3 category as of March 31, 2008. In accordance with SFAS 157, we used the concepts of fair value based on estimated discounted future cash flows of interest income including assumptions for interest rates, timing and amount of cash flows and expected holding periods.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the first nine months of 2008, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three and nine months ended September 30, 2008, two customers represented 67% and 68% of total revenue, respectively. For the three and nine months ended September 30, 2007, one customer represented 84% and 75% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in the nine months ended September 30, 2008 and 2007 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 48% and 40% of total revenue for the nine months ended September 30, 2008 and 2007, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We also might face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of September 30, 2008, six customers each ranging from 10% to 24% of total receivables represented 96% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of September 30, 2008, we held $8.3 million of municipal notes investments, classified as long-term investments, with an auction reset feature (auction rate securities) whose underlying assets were primarily pools of student loans. Although all of the issuers of our auction rate securities have a AAA credit rating, auctions of their securities failed during the first quarter of 2008 due to a lack of buying demand. As a result of the auction failures, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term is limited. Therefore, as of September 30, 2008, we have recognized $0.9 million in unrealized losses related to these securities.  While we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges on the value of these auction rate securities if the issuers are unable to successfully close future auctions and their credit ratings deteriorate. We may be required to wait until market stability is restored for these auction rate securities or until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these securities.

ITEM 6. Exhibits

(a)	Exhibits

	10.30*	Employment offer letter agreement between Registrant and David DeMaria dated as of July 31, 2008
	10.31*	Change-in-Control Agreement between Registrant and David DeMaria dated as of August 18, 2008
	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32	Section 1350 certification

*Management contract, compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2008

/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer