Form 10-K
period 2008-12-31
MoSys, Inc.
filed 2009-03-16
CIK 890394

Use these links to rapidly review the document

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
MOSYS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2008 or

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

(408) 731-1800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Global Market of the NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Series AA Preferred Stock, par value $0.01 per share	None

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2008 was approximately $139,545,107 based upon the last sale price reported for such date on the Global Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. As of February 28, 2009, 31,197,798 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2009 Annual Meeting of Stockholders to be held on or about June 2, 2009 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

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

Item 1.    Business

Company Overview

        We design, develop, market and license embedded memory intellectual property, or IP, used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, which offers a combination of high density, low power consumption and high speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, or ICs, such as system-on-chips, or SoCs.

        We signed our first license agreement related to our 1T-SRAM technologies at the end of the fourth quarter of 1998 and recognized our first licensing revenue from our 1T-SRAM technologies in the first quarter of 2000. Since then, we have introduced improved and enhanced versions of our technology, such as 1T-SRAM-R, 1T-SRAM-M, and 1T-SRAM-Q. In 2005, we began delivering our 1T-SRAM CLASSIC Memory Macro products to licensees. These macros are pre-configured, silicon-proven and high-density solutions offering customers rapid memory block integration into their SoC designs with minimal additional customization.

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

        In the third quarter of 2007, we acquired analog/mixed-signal integrated circuit designs, intellectual property, related assets and subsidiaries from Atmel Corporation, or Atmel, and LSI Design and Integration Corporation, or LDIC. In December 2008, as part of our initiative to exit unprofitable and non-core product lines, we announced our plan to cease all further work and sales activities on the acquired analog/mixed-signal products, close our subsidiaries in China and Romania, and eliminate approximately 90 employees in the first half of 2009.

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

        Two important measures of performance are speed and power consumption. Higher speed integrated circuits allow electronic products to operate faster, enabling the performance of more functions. Reducing the power consumption of integrated circuits contributes to increased battery life and reduced heat and electro-magnetic field, generation in electronic products. Reduced power consumption also enables integrated circuit designers to overcome costly design hurdles, such as meeting the thermal limitations of low-cost packaging materials.

        In addition to offering high-performance products, semiconductor companies must produce integrated circuits that are cost effective. High-density integrated circuits require less silicon, thus reducing their size and cost. Cost reductions also can be achieved by simplifying the integrated circuit's manufacturing process and improving the manufacturing yield.

        To avoid the high cost of substantial redesign, semiconductor companies typically use technology that is scalable, which means it can be readily incorporated into multiple generations of manufacturing process technologies. Process technology generations are distinguished in terms of the dimension of the integrated circuit's smallest topographical features, as measured in microns (one millionth of a meter) or nanometers (one billionth of a meter) (nm). The semiconductor industry has continuously developed advanced process technologies that enable the reduction of silicon area on integrated circuits and consequently lower costs.

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

        For many large volume IC market opportunities, semiconductor companies and integrated device manufacturers, or IDMs, are developing and using a single complex SoC to replace two or three integrated circuits. Development costs for these complex SoCs continue to escalate at a rapid rate due to the use of lower process technology solutions (e.g., 65nm and below) resulting in greater demand for license semiconductor intellectual property. Semiconductor companies and IDMs prefer to purchase verified IP from either an IP vendor, such as us, or a foundry that manufactures their integrated circuits. Foundries may have their own internally developed IP or may license the IP from an IP vendor.

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

Demonstrate Manufacturing Process Independence

        We have been able to implement our technology with minimal changes to the standard logic process flow. 1T-SRAM's portability, or the ease with which it can be implemented in different semiconductor manufacturing facilities, has been proven operational in the fabrication of chips at the world's largest independent foundries, including Silterra Ltd., or Silterra, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, United Microelectronics Corporation, or UMC, Chartered Semiconductor Manufacturing Ltd., or Chartered, and Semiconductor Manufacturing International Corporation, or SMIC. It has also been proven in the manufacturing processes of integrated device manufacturers, such as Fujitsu Limited, or Fujitsu, and NEC Electronics, or NEC. 1T-SRAM's scalability, or the ease with which it can be implemented in different generations of manufacturing processes, has already been demonstrated in the fabrication of chips in 0.25 micron, 0.18 micron, 0.15 micron, 0.13 micron, 90nm, and 65nm process generations, with smaller geometries under development. We expect our technology to continue to scale to future process generations. This portability and scalability provides for wide availability, inexpensive implementation and quick product time to market for our licensees and has demonstrated our success with the large foundries.

Our Strategy

        Our strategy is to increase our percentage coverage of embedded IP in targeted SoCs. We believe the high growth connected consumer, converged mobile, and embedded computing market segments provide significant growth opportunities for our embedded memory IP. We intend to achieve this goal by continuing to license our technology on a non-exclusive and worldwide basis to foundries, IDMs and semiconductor companies.

        The following are integral aspects of our strategy:

Target Large and Growing Markets

        We target the large and growing market for SoC applications requiring large embedded memories, which are typically in excess of one megabyte, with our 1T-SRAM technologies that offer chip designers improved performance in embedded memories thus optimizing the cost and performance of the SoC.

        Although our 1T-SRAM technologies are applicable to many markets, we presently focus on rapidly growing product segments within the consumer electronics and communications sectors. These sectors increasingly require embedded memory solutions with higher density, lower power consumption, higher speeds and lower cost. We also will focus over the longer term on other markets that are projected to achieve strong, long-term growth.

        For example, a target market we have penetrated is the small-to-medium-sized liquid crystal display driver interface, or DDI, integrated circuit market. Historically, the memory required by DDI integrated circuits, has been provided by separate ICs. We believe that embedded 1T-SRAM embedded on an SoC or DDI IC can provide significant cost savings due to its higher density and reduced active power consumption.

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

Extend our Technology Offerings

        Our goal is to continue to enhance our 1T-SRAM technologies and increase our share of the embedded memory market. We will continue to develop our technology in order to offer even higher-density, lower-power consumption, higher-speed and lower-cost solutions for our licensees in smaller process geometries. In addition, we will continue to identify and develop application-specific solutions for specific markets, such as for the display driver integrated circuit market. We continue to invest heavily in research to develop more advanced memory technologies, including our embedded non-volatile memory solution, 1T-FLASH.

Licensing and Distribution Strategy

        We offer our technology on a non-exclusive and worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships.

        We license our technology to semiconductor companies who incorporate our technology into integrated circuits that they sell to their customers. In addition, we engage in joint marketing activities with foundries, intellectual property companies and design companies to promote our technology to a wide base of customers. These distribution channels have broadened the acceptance and availability of our technology in the industry. As our technology becomes available through an increasing number of channels, we believe it will be less likely that customers will have to alter their procurement practices in order to acquire our technology. We intend to continue to significantly expand this base of strategic relationships to further proliferate our technology.

        Sales to customers in Japan accounted for 62%, 76% and 60% of our revenues in 2008, 2007 and 2006, respectively. Sales to customers in Taiwan accounted for 16%, 6% and 11% of our revenues in 2008, 2007 and 2006, respectively. Sales to customers in the United States accounted for 13%, 16%, and 21% of our revenues in 2008, 2007 and 2006, respectively. The remaining sales were to customers in the rest of Asia and Europe.

Project Licenses

        We form product development and licensing relationships directly with semiconductor companies. In these relationships, the prospective licensee's implementation of our 1T-SRAM technologies typically includes customized development. Usually, these relationships involve both engineering work to implement our technology in the specified product and licensing the technology for manufacture and sale of the product. Although the precise terms contained in our 1T-SRAM macro development and license agreements vary, they generally include licensing fees, development fees for customizations based on the achievement of specified development milestones and royalties. The vast majority of our contracts allow for milestone billings based on work performed. If we perform the contracted services, usually the licensee is obligated to pay the license fees even if the licensee cancels the project prior to completion. The agreements often also provide for the payment of additional contract fees if we provide engineering or manufacturing support services related to the manufacture of the product. Provisions in all of our license agreements require the payment of royalties to us based on the future sale or manufacture of products utilizing our 1T-SRAM technologies. Generally, our project licenses grant rights on a non-exclusive, non-transferable basis, limited to the use of our technology as modified for the project covered by the license agreement. Our license agreements generally have a fixed five-year term and are subject to renewal. Each new project requires a separate agreement or an addendum to modify an existing agreement.

        We have license agreements with many companies, including, but not limited to, Agilent Technologies, Analog Devices, Inc., Broadcom Corporation, Dialog Semiconductor, eSilicon Corporation, Fujitsu, Himax Technologies, Ltd., Hitachi, Ltd., Kawasaki Micoroelectronics, Inc., Keyasic Ltd., LG Electronics, Inc., LSI Logic Corporation, Marvell Semiconductor, Inc., Matsushita Communication Industrial Co., Ltd., National Semiconductor Corporation, NEC, Nexuschips Co. Ltd., Open-Silicon, Inc., Orise Technology Co. Inc., Philips Semiconductors, Inc., Pixelworks, Inc., Pixim, Inc., Progate Group Corporation, Realtek Semiconductor Corporation, Sicon Semiconductor AB, Silterra, SMIC, Sanyo Electric Co., Ltd., Sony Corporation, TSMC, UMC, Via Technologies, Inc., and Yamaha Corporation.

Design Licenses

        We offer directly to our licensees customized memory designs to meet their specific design parameters. We also offer a variety of options for optimizing the design specification in order to improve performance and cost effectiveness.

        Companies also can license standard off-the-shelf memory designs from us, known as CLASSIC Macros. These readily available and verified standard memory designs can assist the licensee in getting its SoC quickly to market.

Technology Licenses

        We also offer our technology to semiconductor companies and foundries through 1T-SRAM technology license agreements, under which we grant the licensee the additional right to create and modify 1T-SRAM designs to offer to its own customers. The contract fees associated with these arrangements typically require the licensee to pay us to port our technology to its manufacturing process and develop a template design that the licensee will be able to use to generate future designs. These agreements also may obligate the licensee to pay contract fees upon the achievement of specified development milestones and may provide for the payment of additional contract fees for engineering or manufacturing support services. Royalties are payable based on the future sale or manufacture of products utilizing our 1T-SRAM technologies. The licenses are non-exclusive and non-transferable and authorize the licensee to modify designs for its customers from the template design that we provide under the agreement. Typically, the template design applies only to a specified manufacturing process generation. The licensee may add future process generations to the license agreement for additional contract fees.

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

        As of December 31, 2008, we employed 164 individuals in engineering and research and development. As a result of the plan to exit the analog/mixed-signal product lines, approximately 90 of these positions in our China and Romania subsidiaries will be eliminated in the first half of 2009. For the years ended December 31, 2008, 2007, and 2006, research and development expenditures totaled approximately $17.2 million, $12.0 million and $8.2 million, respectively. Research and development expenditures related to the analog/mixed signal product lines were $5.8 million and $2.9 million for the years ended December 31, 2008 and 2007, respectively.

Sales and Marketing

        As of December 31, 2008, we had 15 sales and marketing personnel managing and supporting our licensing activities. Our sales and marketing personnel are located in the United States, Japan and Korea. In addition to our direct sales team, we sell our technologies through sales representatives in Europe and Asia. The sales personnel manage the negotiation of license agreements, provide technical support during the sales cycle to licensees and administer the contracts.

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2008, NEC and TSMC represented 55% and 13% of total revenue, respectively. For the year ended December 31, 2007, NEC represented 70% of total revenue. For the year ended December 31, 2006, NEC, Fujitsu and TSMC represented 27%, 25% and 10% of total revenue, respectively.

Intellectual Property

        We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights. As of December 31, 2008, we held approximately 95 U.S. and approximately 48 foreign patents on various aspects of our memory technology, with expiration dates ranging from 2012 to 2027. We currently have approximately 64 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us, or that we will be able to enforce our patents against infringement.

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

  •
  level of technical support provided.

        In order to remain competitive, we believe we must continue to provide higher density, lower power consumption, higher speed and lower cost technology solutions. Our 1T-SRAM technologies compete primarily with traditional SRAM, which is currently the preferred choice for embedded memory solutions in SoCs requiring less density, and embedded DRAM. Companies providing traditional SRAM embedded memories include ARM Holdings PLC and Virage Logic Corporation. Embedded DRAM is primarily offered by DRAM suppliers, who utilize their own manufacturing process to compete in the semiconductor foundry business. Suppliers of embedded DRAM include substantial competitors such as Toshiba Ltd. and International Business Machines Corporation, or IBM, among others.

        Not all embedded memory applications benefit sufficiently from technological advantages offered by our 1T-SRAM technologies to justify the increased cost to the licensee, however. Our licensees and prospective licensees can meet their current needs for embedded memory using other memory solutions with different cost and performance parameters. For example, our technologies are not suitable for replacing lower-cost traditional DRAM memory chips if higher access speed is unnecessary. In addition, alternative solutions may be more cost-effective for memory block sizes of less than one megabit, or applications in which the embedded memory portion is less than 20% of the total chip area.

        Moreover, some companies assess greater uncertainty and risk in relying on our newer generations of 1T-SRAM technologies. As a result, our ability to compete effectively may be limited because such companies may prefer to use more established traditional memory solutions that are freely available without a license. In the current macroeconomic environment and decline in the semiconductor industry, we believe that, notwithstanding the competitively superior features of our technology, companies, including some of our current and past licensees will continue to seek new ways to reduce their costs, which could include modifying designs to accommodate traditional memory solutions instead of licensing 1T-SRAM from us or our technology licensees.

        Our recently developed 1T-FLASH technology requires significant analysis by customers on the qualification data of this technology to address the risk versus other established technologies. However, we believe our 1T-FLASH technology achieves higher density and can be used in widely accepted semiconductor manufacturing processes. Our 1T-FLASH technology competes with technology of other IP vendors and internally developed technologies of IDMs.

Employees

        As of December 31, 2008, we had 191 employees, consisting of 164 in research and development and engineering, 15 in sales and marketing and 12 in finance and administration. Under our plan to exit the analog/mixed-signal product lines, we expect to eliminate 90 research and development and engineering positions in the first half of 2009. We believe our future success depends, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for which competition is intense. We believe that our employee relations are good.

Available Information

        We were founded in 1991 and reincorporated in Delaware in September 2000. Our website address is www.mosys.com. The information in our website is not incorporated by reference into this report. Through a link on the Investor section of our website, we make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission, or SEC. You can also read and copy any materials we file with the SEC, at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers

        The names of our executive officers and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Leonard Perham	65	President and Chief Executive Officer
James W. Sullivan	40	Vice President of Finance and Chief Financial Officer
David DeMaria	47	Vice President of Business Operations

        Leonard Perham,    Mr. Perham was appointed President and Chief Executive Officer in November 2007. Mr. Perham was one of the original investors of MoSys and served on our Board of Directors from 1991 to 1997. Until his retirement from Integrated Device Technology, Inc., or IDT, in 2000, Mr. Perham served as its Chief Executive Officer from 1991 and President and board member from 1986. In his role at IDT, one of our early investors, Mr. Perham served on our board of directors from 1991 to 1997. Mr. Perham has served as chairman of the board of directors of NetLogic Microsystems, a fabless semiconductor company, and has been a venture partner with AsiaTech Management, a venture capital firm. Prior to joining IDT, Mr. Perham was President and CEO of Optical Information Systems, Inc., a division of Exxon Enterprises. He was also a member of the founding team at Zilog Inc. and held management positions at Advanced Micro Devices and Western Digital. Mr. Perham received a Bachelor of Science degree in Electrical Engineering from Northeastern University.

        James W. Sullivan,    Mr. Sullivan became our Vice President of Finance and Chief Financial Officer on January 18, 2008. From July 2006 until January 2008, Mr. Sullivan served as Vice President of Finance & Chief Financial Officer at Apptera, Inc., a venture-backed company providing software for mobile advertising, search and commerce. From July 2002 until June 2006, Mr. Sullivan was the Vice President of Finance and Chief Financial Officer at 8x8, Inc., a provider of voice over Internet protocol communication services. Mr. Sullivan's prior experience includes various positions at 8x8, Inc. and PricewaterhouseCoopers LLP. He received a Bachelor of Science degree in Accounting from New York University and is a Certified Public Accountant.

        David DeMaria,    Mr. DeMaria became our Vice President of Business Operations on August 18, 2008. From November 2007 until August 2008, Mr. DeMaria served as Senior Vice President at Apache Design Solutions, an electronic design automation software company. From January 2006 until November 2007, Mr. DeMaria was Chief Executive Officer of Optimal Corporation, an electronic design automation software company that he helped grow and ultimately merge with Apache Design Solutions. From October 1999 to March 2004, Mr. DeMaria served in various positions, including Executive Vice President of the systems business unit and Senior Vice President of worldwide marketing and strategy, at Cadence Design Systems. Mr. DeMaria attended Boston University for a Bachelor of Science degree in computer engineering.

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

        Once a license agreement has been executed, the timing and amount of licensing and royalty revenue from our licensing business remain difficult to predict. The completion of the licensee's development projects and the commencement of production are subject to the licensee's efforts, development risks and other factors outside our control. Our royalty revenue will depend on such factors as the success of the licensee's project, the licensee's production and shipment volumes, the timing of product shipments, selling price of the products and when the licensee reports to us the manufacture or sale of products that include our technologies. All of these factors will prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in our operating results.

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

        The semiconductor industry is cyclical and has experienced pronounced downturns for sustained periods of up to several years. We believe that we are currently in the early stages of such a downturn. To respond to any downturn, many semiconductor manufacturers and their customers will slow their research and development activities, cancel or delay new product developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies. As a result, our business has been in the past and could be adversely affected in the future by an industry downturn, which could negatively impact our future revenue and profitability. Also, the cyclical nature of the semiconductor industry may cause our operating results to fluctuate significantly from year-to-year, which may tend to increase the volatility of the price of our common stock.

We have a history of losses and are uncertain as to our future profitability.

        We recorded an operating loss of $20.5 million for the year ended December 31, 2008 and ended the period with an accumulated deficit of $33.1 million. In addition, we recorded operating losses of $13.0 million and $8.5 million for the years ended December 31, 2007 and 2006, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

Our investments in auction-rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

        As of December 31, 2008, we held $7.5 million (net of $1.6 million in realized losses) of investments, classified as long-term investments, with an auction reset feature (auction-rate securities) whose underlying assets were primarily in student loans. All of the issuers of our auction-rate securities had a AAA credit rating as of December 31, 2008. Auctions for all of these auction-rate securities failed in early 2008, which means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction-rate securities was limited. In November 2008, we accepted an offer from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from us, at our election, at par value at any time during the period from June 30, 2010 to July 2, 2012. In lieu of our making this election, the auction-rate securities will continue to accrue and pay interest, as determined by the auction process or the terms specified in the prospectus of the auction-rate securities, if the auction process fails. UBS's obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the auction-rate securities and the auction process continues to fail, then we may incur further losses on the carrying value of the auction-rate securities.

We might be unable to deliver our customized technology within an agreed technical specification in the time frame demanded by our licensees, which could damage our reputation, harm our ability to attract future licensees and adversely impact operating results.

        Many of our licenses require us to deliver a customized memory block, within an agreed technical specification by a certain delivery timetable. This requires us to furnish a unique design for each customer, which can make the development schedule difficult to predict and involves extensive interaction with our customers' engineers. From time to time, we have experienced delays in delivering our customized memory technology that meets the agreed technical specifications, which can result from slower engineering progress than we originally anticipated or there might be factors outside of our control, such as the customer's delay in completing verification of the customer's integrated circuit or manufacturing process issues at the foundries. Such delays may affect the timing of recognition of revenues and collection of amounts due from a particular project and can adversely affect our operating results and financial condition.

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

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2008, our two largest customers represented 55% and 13% of total revenue, respectively. For the year ended December 31, 2007, one customer represented 70% of total revenue. For the year ended December 31, 2006, our two largest customers represented 27% and 25% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

        Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2008, 2007 and 2006 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company's gaming devices incorporating our 1T-SRAM technology represented 47%, 41% and 16% of total revenue in 2008, 2007 and 2006, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

        We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2008, five customers represented 87% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

        Part of our marketing strategy relies upon our relationships and agreements with semiconductor foundries, such as TSMC, UMC, Silterra, and SMIC among others. These foundries have existing relationships, and continually seek new relationships, with companies in the markets we target, and they have agreed to utilize these relationships to introduce our technology to potential licensees. If we fail to maintain and expand our current relationships with these foundries, we might fail to achieve anticipated growth. Our relationship with these foundries is not exclusive, and they are free to promote or develop other embedded memory technologies, including their own. The foundries' promotions of alternative technologies reduce the size of our potential market and may adversely affect our revenues and operating results.

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

        Complex technologies like ours could be adversely affected by difficulties in adapting our 1T-SRAM and 1T-FLASH technologies to our licensees' product designs or to the manufacturing process technology of a particular foundry or semiconductor manufacturer. Some of our customers have experienced lower than expected yields when initially integrating our designs into their SoCs. We work closely with our customers to resolve any design or process issues in order to achieve the optimum production yield.

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

Our failure to compete effectively in the market for embedded memory could reduce our revenue.

        Competition in the market for embedded memory solutions is intense. Our licensees and prospective licensees can meet their need for embedded memory solutions by using traditional memory solutions with different cost and performance parameters, which they may internally develop or acquire from third-party vendors. In recent years, the demand for applications for which our 1T-SRAM technologies provide distinct advantages has not experienced significant growth. If alternative technologies are developed that provide comparable system performance at lower cost than our 1T-SRAM technologies for certain applications and/or do not require the payment of comparable royalties, or if the industry generally demonstrates a preference for applications for which our 1T-SRAM technologies do not offer significant advantages, our ability to realize revenue from our 1T-SRAM technologies could be impaired.

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

        We have and will continue to invest significant financial and personnel resources in new embedded IP technology offerings for the SoC market, including our 1T-FLASH technology. To date, substantially all of our revenue has been generated from our 1T-SRAM technologies. We intend for our new embedded IP technologies under development to significantly increase our revenues and expand our business with existing and new customers. These technology offerings require further development and have not been silicon verified or tested in production or commercial use, however, and, as with our existing 1T-SRAM technologies, these new embedded IP technologies are inherently complex. Our success with those new technologies will depend on many presently uncertain factors, including:

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

  •
  overall demand for these new embedded technologies and the willingness of customers to pay significant non-recurring engineering fees and royalties in order to license them from us;

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

        In addition, the semiconductor industry might adopt or develop a completely different approach to utilizing memory technology for many applications, which could render our existing technology unmarketable or obsolete. We might not be able to successfully develop new technology, or adapt our existing technology, to comply with these innovative standards.

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

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in often protracted and expensive litigation. For example, on March 31, 2004, we were sued by UniRAM Technology, Inc. in United States District Court for the Northern District of California based on claims of patent infringement and misappropriation of trade secrets that were allegedly disclosed by UniRAM to TSMC, which allegedly improperly provided them to us. In the fourth quarter of 2006, we settled this litigation and paid $2.4 million to UniRAM. Our licensees, or we, might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights of others. Litigation against us, particularly patent litigation such as the UniRAM suit, can result in significant expense and divert the efforts of our technical and management personnel, whether or not the litigation has merit or results in a determination adverse to us.

Royalty amounts owed to us might be difficult to verify, and we might find it difficult, expensive and time-consuming to enforce our license agreements.

        The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and generally report this data to us after the end of each quarter. We have implemented a royalty audit process, in which we audit licensees' records on a rotation plan in accordance with the terms of the agreement, to attempt to verify the information provided to us in the royalty reports. These audits can be expensive and time consuming, and potentially detrimental to the business relationship. A failure to fully enforce the royalty provisions of our license agreements could cause our revenue to decrease and impede our ability to achieve and maintain profitability.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2008, we held approximately 95 patents in the United States, which expire at various times from 2013 to 2025, and approximately 48 corresponding foreign patents, which expire at various times from 2012 to 2027. In addition, as of December 31, 2008, we had approximately 26 patent applications pending in the United States and approximately 38 pending foreign applications. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

        The size of our company has increased substantially as we have grown from 43 employees in January 2001 to 191 employees in December 2008, largely due to the acquisition of two design teams in Romania and China in the third quarter of 2007. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to:

  •
  implement and manage new marketing channels to penetrate different and broader markets for our memory technologies;

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

        The significant expansion of our foreign operations and decisions to exit certain of those foreign operations have resulted in increased difficulty, expense and risk in managing such operations. We cannot assure you that we will adequately manage our growth or meet the foregoing objectives. A failure to do so could jeopardize our future revenues, adversely impact our results of operations and cause our stock price to fall.

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

        We cannot assure you that there will continue to be an active trading market for our common stock. Recently, the stock market, as well as our common stock, has experienced significant price and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline. In each of 2007 and 2008, our board of directors approved stock repurchase programs, the latter of which expires in October 2009. The currently active program, as well as any future program, could impact the price of our common stock and increase volatility.

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

        As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we purchased assets from Atmel Corporation and LDIC in 2007 and acquired ATMOS in 2002. In 2004, we commenced the shutdown of the Atmos operations. In December 2008, we announced the exit of the product lines related to the assets purchased from Atmel and LDIC. The total cost of this shutdown is expected to be approximately $1.8 million, which is in addition to the losses we incurred while we owned and operated these product lines. Acquisitions that we may do in the future will present a number of potential challenges that could, if not overcome, disrupt our business operations, substantially increase our operating expenses, negatively affect our operating results and cash flows and reduce the value to us of the acquired company or assets purchased, including:

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in Sunnyvale, California. We currently occupy approximately 26,000 square feet of space in the Sunnyvale facility, the lease for which extends through June 2010. We have leased office space in Seoul, South Korea for our engineering design center and in Tokyo, Japan for our sales office. As part of the plan to exit the analog/mixed-signal product lines, in the first quarter of 2009, we began vacating our leased research and development facilities in Romania and China. We believe that our existing facilities are adequate to meet our current needs.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the Global Market of the NASDAQ Stock Market under the symbol MOSY. The following table sets forth the range of high and low sales prices of our common stock for each period indicated.

Quarter ended	High	Low
December 31, 2008	$4.12	$1.75
September 30, 2008	$4.85	$3.92
June 30, 2008	$5.78	$4.02
March 31, 2008	$5.00	$3.37
December 31, 2007	$7.41	$4.71
September 30, 2007	$8.83	$6.05
June 30, 2007	$9.06	$7.85
March 31, 2007	$9.60	$7.31

        We had 24 stockholders of record as of February 28, 2009.

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        A summary of issuer repurchase activity for the fourth quarter of 2008 follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plan (in thousands)
October 2008	199,501	$3.59	199,501	$4,285
November 2008	75,410	$3.45	75,410	$4,025

Total Q4 2008	274,911	$3.55	274,911

        In October 2008, our board of directors authorized the purchase of up to $5.0 million of common stock over a twelve month period. The share repurchases may be made from time to time in the open market subject to market conditions and other factors, in accordance with SEC requirements. These repurchases may be commenced or suspended at any time or from time to time without prior notice. All the share repurchases reflected in the table above were made pursuant to this plan. As of December 31, 2008, we had repurchased and retired approximately 275,000 shares of common stock for approximately $975,000 under the plan authorized in October 2008.

        The total purchase price of the common stock repurchased was reflected as a decrease to stockholders' equity during the period of repurchase. Common stock repurchased was recorded based upon the prices on the dates of the applicable trades for accounting purposes.

Stock Performance Graph

        The following graph compares cumulative total stockholder return on our common stock with that of the S&P 500 Index and the S&P Technology Sector Index from 2003 through 2008. The comparison assumes that $100 was invested on December 31, 2003 in our common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Technology Sector Index.

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

Comparison of Five-Year Cumulative Return

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
MOSYS, INC.	100.00	72.70	64.18	107.93	56.59	24.50
S & P 500	100.00	108.99	112.26	127.55	132.06	81.23
S & P TECHNOLOGY SECTOR	100.00	102.13	102.52	110.42	127.57	71.84

Securities Authorized for Issuance under Equity Compensation Plan

        For information regarding securities authorized for issuance under equity compensation plans, please refer to Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.    Selected Financial Data

        The selected financial data presented below is derived from our consolidated financial statements that are included under Item 8. The selected financial data should be read in conjunction with our consolidated financial statements and notes related to those statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
	(In thousands, except per share data)
Net revenue	$14,026	$14,334	$14,909	$12,282	$10,821
Cost of net revenue	2,800	2,737	1,498	1,986	2,268

Gross profit	11,226	11,597	13,411	10,296	8,553
Operating expenses	31,756	24,613	21,926	15,880	22,012

Loss from operations	(20,530)	(13,016)	(8,515)	(5,584)	(13,459)
Other income, net	2,243	4,520	3,286	2,591	11,578

Loss before income tax benefit (provision)	(18,287)	(8,496)	(5,229)	(2,993)	(1,881)
Income tax benefit (provision)	(132)	(25)	(109)	11	(26)

Net loss	$(18,419)	$(8,521)	$(5,338)	$(2,982)	$(1,907)

Net loss per share:
Basic and diluted	$(0.58)	$(0.27)	$(0.17)	$(0.10)	$(0.06)
Shares used in computing net loss per share:
Basic and diluted	31,698	31,994	31,298	30,534	30,750
Allocation of stock-based compensation to cost of net revenue and operating expenses:
Cost of net revenue	$408	$495	$225	$—	$—
Research and development	1,197	1,162	993	—	44
Selling, general and administrative	2,972	2,109	1,528	36	24

	$4,577	$3,766	$2,746	$36	$68

(1)
Operating expenses include restructuring charges of $1.3 million, impairment charges for intangible assets of $1.4 million and $0.7 million of amortization of intangible assets from asset acquisitions.

(2)
Operating expenses include a $1.0 million charge for acquired in-process research and development and $0.4 million of amortization of intangible assets from asset acquisitions.

(3)
Operating expenses include a $2.4 million charge relating to a litigation settlement.

(4)
Operating expenses include restructuring charges of $0.1 million.

(5)
Operating expenses include restructuring charges of $0.6 million.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$67,470	$78,654	$84,299	$85,989	$86,911
Working capital	43,304	66,262	84,698	68,179	62,535
Total assets	85,933	98,797	103,760	103,637	104,582
Deferred revenue	639	201	619	1,309	501
Long-term obligations	—	—	54	196	239
Stockholders' equity	81,888	96,292	100,915	99,332	100,408

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

        Our customers typically include fabless semiconductor companies, integrated device manufacturers, or IDMs, and foundries. We generate revenue from the licensing of our IP, and our customers pay us fees for licensing, non-recurring engineering services, royalties and maintenance and support. Royalty revenues are typically earned under our license agreements when our licensees manufacture or sell products that incorporate any of our technologies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee's use of our technologies, to run from 18 to 24 months. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from 6 to 12 months, depending on the complexity of the proposed project and degree of development services required.

        In 2005, we began delivering our 1T-SRAM CLASSIC Memory Macro products to licensees. These macros are silicon-proven, pre-configured and high-density solutions offering customers rapid memory block integration into their SoC designs with minimal additional customization. We believe they will enable us to increase our penetration of the market for very dense, low power, high speed embedded memory applications.

        In the third quarter of 2007, we acquired analog/mixed-signal integrated circuit designs, intellectual property, related assets and subsidiaries from Atmel Corporation, or Atmel, and LSI Design and Integration Corporation, or LDIC. In December 2008, we announced our plan to shut down these acquired assets and incur up to $1.8 million of exit costs.

Sources of Revenue

        We generate two types of revenue: licensing and royalties.

        Licensing.    Licensing revenue consists of fees earned from license agreements, development services, prepaid pre-production royalties, and support and maintenance.

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

        Our licensing revenue consists primarily of fees for providing circuit design, layout and design verification and granting licenses to customers that embed our technology into their products. License fees generally range from $100,000 to several million dollars per contract, depending on the scope and complexity of the development project, and the extent of the licensee's rights. The licensee generally pays the license fees in installments at the beginning of the license term and upon the attainment of specified milestones. The vast majority of our contracts allow for milestone billing based on work performed. Fees billed prior to revenue recognition are recorded as deferred revenue.

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

  Revenue Recognition

  General

        We generate revenue from the licensing of our IP, and customers pay fees for licensing, development services, royalties and maintenance and support. We apply the principles of the SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," and recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements. When sales arrangements contain multiple elements (e.g., license and services), we apply the provisions of the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the consideration payable to us under the agreement is allocated to each unit of accounting using either the relative fair value method or residual method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria of SAB No. 104 have been met for that unit of accounting.

  Licensing

        For license agreements that do not require significant development, modification or customization, revenues are generally recognized when the criteria of SAB No. 104 have been met. If any of these criteria are not met, we defer revenue recognition until such time as all criteria have been met.

        For license agreements that include deliverables that require significant production, modification or customization, we apply American Institute of Certified Public Accountants' Statement of Position 81-1 (SOP 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." When we have significant experience in meeting the design specification involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, we recognize revenue over the period in which the contract services are performed. For these arrangements, we recognize revenue using the percentage of completion method. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that we have the experience to meet the design specifications and estimation of the total direct labor hours. We follow this method because we can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee's design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate direct labor hours on a contract-by-contract basis from our experience in developing prior licensee's designs. During the contract performance period, we review estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the direct labor hours to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which the likelihood of such losses is determined. For the year ended December 31, 2008, we recorded loss accruals on two agreements for a total of $256,000. No loss accruals were recorded during the years ended December 31, 2007 and 2006. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then we account for the excess amount as an unbilled contract receivable. Our total unbilled contract receivables were $428,000 and $518,000 as of December 31, 2008 and 2007, respectively.

        For contracts involving design specifications that we have not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and we defer the recognition of all revenue until the design meets the contractual design specifications. In this event, the cost of revenue is expensed as incurred. When we have experience in meeting design specifications, but believe that we do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost. We recognized $128,000 of revenue under the completed contract method in 2007. In 2008 and 2006, no revenue was recognized using the completed contract method.

        We also provide support and maintenance under many of our license agreements. Under these arrangements, we provide unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. We recognize support and maintenance revenue at its fair value established by objective evidence, ratably over the period during which the obligation exists, typically 12 months. These arrangements are renewable annually by the customer. Revenue from support and maintenance was $501,000, $484,000 and $287,000 in 2008, 2007 and 2006, respectively, and was included in licensing revenue.

        From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within our control and is often caused by changes in market conditions or the licensee's business. Cancellations of this nature are an aspect of our licensing business, and, in general, license contracts allow us to retain all payments that we have received or are entitled to collect for items and services provided before the cancellation occurs. Typically under our license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting us in completing the final milestone. If we perform the contracted services, the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes we will consider a project to have been canceled even in the absence of specific notice from its licensee, if there has been no activity under the contract for six months or longer, and we believe that completion of the contract is unlikely. In this event, we recognize revenue in the amount of cash received, if we have performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. No license revenue from cancelled contracts was recognized in 2008 and 2007. License revenue from cancelled contracts was $225,000 in 2006.

        We also recognize pre-production prepaid royalties as license revenues. These are lump sum payments made when we enter into licensing agreements that cover future shipments of a product that is not commercially available from the licensee. We characterize such payments as license revenues because they are paid as part of the initial license fee and not with respect to products being produced by the licensee.

  Royalty

        Licensing contracts also provide for royalties based on licensees' use of our technology in their currently shipping commercial products. We generally recognize royalties in the quarter in which we receive the licensee's report. We may also recognize revenue from post-production prepaid royalties, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with the our normal billing terms. If any of these criteria are not met, we defer revenue recognition until such time as all criteria have been met.

  Fair Value Measurements

        Our investment portfolio may at any time contain investments in money market accounts, auction-rate securities, corporate debt, commercial paper, government agency securities and municipal debt securities. In the current market environment, the assessment of the fair value of the securities can be difficult and subjective. The volume of trading activity of certain securities has declined, and the rapid changes occurring in today's financial markets can lead to changes in the fair value of financial instruments in the relatively short periods of time. Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS No. 157) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

  Level 1—Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.

  Level 2—Pricing is provided by third party sources of market information obtained through our investment advisors. We do not adjust for or apply any additional assumptions or estimates to the pricing information we receive from the advisors. For Level 2 securities, we base the fair value of our cash equivalents and available-for-sale securities on pricing from third party sources of market information obtained through our investment advisors rather than models. These cash equivalents and available-for-sale securities consisted primarily of commercial paper, corporate debt securities, and government agency and municipal bonds from issuers with high quality credit ratings. Our investment advisors obtain pricing data from independent sources, such as Standard & Poor's, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities we hold are not actively traded and have fewer observable transactions. We consider this the most reliable information available for the valuation of the securities.

  Level 3—Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions. The determination of fair value for Level 3 investments involves the most management judgment and subjectivity.

        All of our investments classified as Level 3 are auction-rate securities collaterized by student loans substantially guaranteed by the U.S. government. Since February 2008, there has not been a successful auction in that there were insufficient buyers for these auction-rate securities. Therefore, we transferred them from the Level 2 to Level 3 category as of March 31, 2008. In accordance with SFAS No. 157, we used the concept of fair value based on estimated discounted future cash flows that included the following significant inputs and considerations:

  •
  projected interest income and principal payments through the expected holding period;

  •
  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of December 31, 2008, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

  •
  no default or collateral value risk adjustments were considered for the discount rate, because all of the issuers were AAA-rated by nationally recognized rating agencies at December 31, 2008, and the auction-rate securities were collateralized by student loans, the repayments of which were substantially guaranteed by the U.S. Department of Education.

        In November 2008, we accepted an offer ("the right") from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from us, at our election, at par value at any time during the period from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS can redeem the securities at par value at its sole election. Additionally, the auction-rate securities are still subject to redemptions by the underlying issuers at any time. As a result of the right, we no longer have the intent to hold the securities until maturity and the purchase of the securities by UBS may occur before the markets for these securities recover. Therefore, we have changed the classification of the auction-rate securities to the trading securities category and reversed the unrecognized losses previously recorded in stockholders' equity. In the fourth quarter of 2008, we recorded a realized loss on investments of $1.6 million in the other income, net, line item in the consolidated statement of operations. However, as we can elect to have UBS purchase the auction-rate securities from us, we have accounted for the right as a separate freestanding financial asset measured at fair value, resulting in the recording of a long-term asset with an offsetting gain of approximately $1.6 million recorded in the Other income, net, line item in the Consolidated Statements of Operations. We valued the right using a discounted cash flow approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS's financial ability to repurchase the auction-rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

        On January 1, 2008, we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for the right related to our auction-rate securities, which permits us to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the right. We will be required to assess the fair value of the right and auction-rate securities and record changes each period until the right is exercised or the auction-rate securities are redeemed. We will continue to classify the auction-rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

  Valuation of long-lived Assets

        We evaluate our long-lived assets for impairment at least annually, or more frequently when a triggering event is deemed to have occurred. This assessment is subjective in nature and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates and assumptions change in the future, it could result in a material write-down of long-lived assets. We amortize our finite-lived intangible assets, such as developed technology, patents and workforce, on a straight-line basis over their estimated useful lives of three to five years. We recognize an impairment charge as the difference between the net book value of such assets and the fair value of the assets on the measurement date.

  Goodwill

        We review goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. For step one, we determine the fair value of its reporting unit using the market approach. Under the market approach, we estimate the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. We performed the annual impairment test during the third quarter of 2008, and the test did not indicate impairment of goodwill. As of December 31, 2008, we determined that there was no impairment of our goodwill. If our stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods.

  Deferred tax valuation allowance

        When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 31, 2008, we had a valuation allowance of approximately $24.5 million, of which approximately $6.0 million was attributable to Canadian loss and research and development pool carryforwards, $15.1 million was attributable to U.S. and state net operating loss and tax credit carryforwards, and $3.4 million to other temporary differences.

  Stock-based compensation

        We account for stock-based compensation costs in accordance with SFAS No. 123 (revised 2004) (SFAS 123R), "Share- Based Payment," and apply the provisions of Staff Accounting Bulletin No. 107. We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical and implied volatility of our stock price.

Results of Operations

        The following discussion compares the historical results of operations based on U.S. generally accepted accounting principles for the years ended December 31, 2008, 2007 and 2006.

  Revenues.

	Year ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Licensing	$3,156	$5,253	$9,096	$(2,097)	(40)%	$(3,843)	(42)%
Percentage of total revenues	23%	37%	61%

        The $2.1 million decrease in 2008 was primarily due to a decline in the value of license agreements for our 1T-SRAM licenses compared with 2007, although the total number of licensees increased in 2008. Specifically, we signed new licenses for our 1T-SRAM display driver interface application, which have lower license fees than our traditional 1T-SRAM.

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

	Year ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Royalty	$10,870	$9,081	$5,813	$1,789	20%	$3,268	56%
Percentage of total revenues	77%	63%	39%

        Royalty revenue increased $1.8 million in 2008 primarily due to an increase in royalties earned on the sales of SoCs incorporating our technology by NEC for the Nintendo Wii game console, an increase in royalties received from a major foundry partner as production on the 65nm manufacturing process increased, and royalties received from a major OEM customer that licenses our 1T-SRAM for advanced mobile phone applications. The increases were offset by decreased royalties received from licensees with products incorporating older generation technologies, such as products manufactured on the 180nm and 130nm processes.

        Royalty revenue increased $3.3 million in 2007 primarily due to an increase in royalties earned on the sales of SoCs incorporating our technology by NEC for the Nintendo Wii game console which reached volume production in the last quarter of 2006.

  Cost of Net Revenues and Gross Profit.

	Year ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Cost of net revenue	$2,800	$2,737	$1,498	$63	2%	$1,239	83%
Percentage of total revenues	20%	19%	10%

        Cost of net revenues consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

        The increase in cost of net revenues for 2008 was primarily due to licensing arrangements for our 1T-SRAM display driver interface application, which required the development of new macros for new foundry processes. Cost of revenue in 2008 included stock-based compensation expense of $0.4 million, a decrease of $0.1 million over 2007. As a result of the increased engineering costs to fulfill our delivery obligations, our gross profit decreased from $11.6 million in 2007 to $11.2 million in 2008 and, as a percentage of total revenue, decreased slightly to 80% of total revenue in 2008 from 81% in 2007. We expect that cost of licensing revenues will continue to grow in absolute dollars because we anticipate entering into license agreements on smaller process geometries, such as the 45nm process and below, which require more development. As a percentage of revenue, we expect to maintain the levels reported in 2008 and 2007.

        The increase in cost of net revenues for 2007 was primarily due to new licensing arrangements we entered into in 2007, which required significantly increased engineering services. Those contracts required us to develop new memory macros for smaller manufacturing process geometries, and we incurred higher costs to fulfill our obligations. Cost of revenue in 2007 included stock-based compensation expense of $0.5 million, an increase of $0.3 million over 2006. As a result of the significant increase in engineering costs under new licensing arrangements, our gross profit decreased from $13.4 million in 2006 to $11.6 million in 2007 and, as a percentage of total revenue, decreased to 81% of total revenue in 2007 from 90% in 2006.

  Research and Development.

	Year ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Research and development	$17,168	$11,988	$8,156	$5,180	43%	$3,832	47%
Percentage of total revenues	122%	84%	55%

        Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees, development of our 1T-FLASH technology solution, costs related to the development of the analog/mixed-signal design technology, and amortization of intangible assets. We expense research and development costs as they are incurred.

        The $5.2 million increase in 2008 was primarily due to the following:

  •
  $3.1 million increase, primarily personnel-related, attributable to the analog/mixed-signal technology and personnel acquired at the beginning of the third quarter of 2007;

  •
  $0.8 million increase in costs attributable to the expansion of our engineering team working on our non-volatile 1T-FLASH memory technology and 1T-SRAM display driver interface applications;

  •
  $0.7 million increase in tape-out charges to complete validation of our designs in silicon;

  •
  $0.3 million increase in amortization of purchased intangible assets from the Atmel and LDIC acquisitions; and

  •
  $0.3 million increase in license costs for our CAD tools.

        The $3.8 million increase in 2007 was primarily due to the following:

  •
  $2.9 million increase, primarily personnel-related, attributable to the Atmel and LDIC asset acquisitions in the third quarter of 2007;

  •
  $0.3 million attributable to the expansion of our engineering team working on our non-volatile 1T-FLASH memory technology and 1T-SRAM display driver applications;

  •
  $0.4 million of amortization of purchased intangible assets from the Atmel and LDIC asset acquisitions; and

  •
  $0.2 million increase in stock-based compensation expense.

        Although we plan to increase our development efforts in 2009 to enable the commercial launch of our new embedded memory IP technologies, we expect total research and development expense to decrease in absolute dollars and as a percentage of revenues as a result of the elimination of the analog/mixed-signal product lines, after excluding the costs of exiting these product lines.

        Research and development expenses included stock-based compensation expense of $1.2 million, $1.2 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

  Selling, General and Administrative.

	Year ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Selling, general and administrative	$11,875	$11,659	$11,370	$216	2%	$289	3%
Percentage of total revenues	85%	81%	76%

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management.

        The $0.2 million increase for 2008 was primarily due to the following:

  •
  $0.9 million increase in stock-based compensation expense;

  •
  $0.4 million expense reduction from the 2008 reversal of bad debt expense recorded in 2007;

  •
  $0.3 million increase attributable to the hiring of additional personnel to expand our sales and marketing organizations to enhance our global presence and add analog/mixed-signal expertise;

  •
  $0.3 million reduction in legal costs; and

  •
  $0.3 million reduction in personnel costs in the general and administrative function due to lower headcount.

        We expect total selling, general and administrative expenses to decrease in absolute dollars and as a percentage of revenues as a result of cost-saving measures taken to reduce headcount and consulting expenses.

        The $0.3 million increase for 2007 was primarily due to the following:

  •
  $0.6 million increase in stock-based compensation expense;

  •
  $0.4 million increase in salary and related costs;

  •
  $0.3 million increase in legal fees related to employment matters;

  •
  $0.2 million increase in bad debt expense attributable to one customer;

  •
  $0.2 million increase in marketing promotional activities;

  •
  $0.2 million of separation costs related to the departures of two executives; and

  •
  $1.6 million decrease in litigation expenses due to UniRAM in 2006.

  Stock-Based Compensation.

        We recognized $4.6 million, $3.8 million and $2.7 million as stock-based compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively. Expense is recognized on a straight-line basis over the requisite service period. The total compensation cost of options granted, but not yet vested, as of December 31, 2008 was $10.2 million, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

  Acquired In-Process Research and Development.

	Year ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
In-process research and development	$—	$966	$—	$(966)	(100)%	$966	100%
Percentage of total revenues	—	7%	—

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

  Litigation Settlement.

	Year ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Litigation settlement	$—	$—	$2,400	$—	—	$(2,400)	(100)%
Percentage of total revenues	—	—	16%

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

  Impairment of Intangible Assets and Restructuring Charges.

	Year ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Impairment of intangible assets and restructuring charges	$2,713	$—	$—	$2,713	100%	$—	—
Percentage of total revenues	19%	—	—

        In the fourth quarter of 2008, our management approved and initiated a plan to exit the unprofitable analog/mixed-signal product lines, which we had acquired in 2007 through asset purchase agreements with Atmel and LDIC. In connection with these asset purchases, we had recorded intangible assets, which were being amortized over three to five years. As a result of the plan to exit these product lines, the intangible assets were considered to have no future value and deemed impaired, as no future cash flows will be generated. The remaining net book value, as of the date of management's announcement to exit the product lines, was written off.

        This plan resulted in the elimination of approximately 90 employees, mainly located in our subsidiaries in China and Romania. The total costs in 2008 associated with the restructuring were $1.3 million, primarily related to accrued employee severance and the write-off of computer equipment and other assets. We expect to incur future additional restructuring charges related to this exit initiative in the range of $0.2 million to $0.5 million, primarily in the form of facility-related exit costs, in the first half of 2009. Total expected cash expenditures are expected to be $1.2 million, which will primarily be incurred in the first quarter of 2009. This product line exit is expected to result in approximately a $5.5 million reduction in annual operating expenses.

  Other Income, net.

	Year ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Other income, net	$2,243	$4,520	$3,286	$(2,277)	(50)%	$1,234	38%
Percentage of total revenues	16%	32%	22%

        Other income, net primarily consisted of interest income on our investments, which was $2.3 million, $4.5 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest income declined by $2.2 million in 2008 primarily due to lower interest rates earned, as we transferred most of our cash into very high credit quality investments, such as money market funds that invest in securities of the U.S. government and its agencies and bear interest at lower rates. In addition, we had lower average investment balances during 2008 compared with 2007. The remaining decrease is primarily related to the impact of foreign exchange losses on balances denominated in foreign currencies.

        We expect interest income to decline, as we expect to realize lower average interest rates on our portfolio in 2009 as we do not expect interest rates to increase significantly in 2009 from the levels they declined to in the fourth quarter of 2008.

        The increase in other income, net for 2007 was primarily due to a $0.7 million increase in interest income due to higher interest rates earned on our investments and a $0.5 million decrease in other expenses due to a non-recurring charge recorded in 2006 related to Japan withholding taxes paid by Japanese licensees on our behalf.

  Provision for Income Taxes.

	Year ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Income tax provision	$(132)	$(25)	$(109)	$(107)	428%	$84	(77)%
Percentage of total revenues	1%	—	1%

        Our income tax provisions were primarily attributable to foreign jurisdictions.

        As of December 31, 2008, we had net operating loss carryforwards of approximately $27.0 million for federal income tax purposes, approximately $27.5 million for state income tax purposes and Canadian loss and research and development pool carryforwards of approximately $15.2 million that are available to reduce future income tax liabilities to the extent permitted under federal, Canadian and applicable state income tax laws. These net operating loss carryforwards expire from 2009 to 2028. In 2009, we anticipate that our effective income tax rate will continue to be less than the federal statutory tax rate.

        As of December 31, 2008 and 2007, we had gross deferred tax assets of approximately $24.5 million and $17.4 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we had recorded a full valuation allowance as of December 31, 2008 and 2007.

Liquidity and Capital Resources

        As of December 31, 2008, we had cash and cash equivalents of $17.5 million, short-term investments of $26.6 million and long-term investments of $23.4 million, resulting in a combined balance of $67.5 million compared with a combined balance of $78.7 million at December 31, 2007. Our primary capital requirements are to fund working capital.

        Cash used in operating activities was $8.5 million for 2008, which primarily resulted from the net loss of $18.4 million, which was partially offset by non-cash charges, including stock-based compensation expense of $4.6 million, depreciation and amortization of $1.5 million, an intangible asset impairment charge of $1.4 million, non-cash restructuring charges of $0.3 million and $2.1 million generated from changes in operating assets and liabilities.

        Cash used in operating activities was $1.1 million for 2007, which primarily resulted from the net loss of $8.5 million, and was partially offset by a decrease in accounts receivable of $1.4 million resulting from a decline in sales, increases in non-cash charges including the in-process research and development charge of $1.0 million, stock-based compensation expense of $3.8 million, $1.0 million for depreciation and amortization and $0.2 million of bad debt expense.

        In 2008, we spent approximately $0.5 million of expenditures for property and equipment. In 2007, we spent approximately $1.0 million of expenditures for property and equipment and $1.5 million for the purchase of intangible and other assets from Atmel and LDIC in the third quarter of 2007. Otherwise, our investing activities consisted of investing our cash in marketable securities and rolling over those investments.

        Net cash used in financing activities was $0.8 million for 2008, which was primarily attributable to $1.0 million of cash expenditures during the fourth quarter of 2008 to repurchase approximately 275,000 shares of our own common stock under a repurchase plan authorized by our board of directors, partially offset by proceeds of $0.2 million from stock option exercises.

        Net cash used in financing activities was $2.1 million for 2007, which was primarily attributable to $5.1 million of cash expenditures during the third and fourth quarters of 2007 to repurchase approximately 883,000 shares of our own common stock under a repurchase plan authorized by our board of directors, partially offset by proceeds of $2.9 million from stock option exercises.

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

  •
  profitability of our business.

        Although we expect to continue to expend cash in 2009 as we continue to expand research and development efforts for our 1T-SRAM and 1T-FLASH technologies, we expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. As a result of our plan to exit the analog/mixed-signal product lines, we expect to incur cash expenditures of approximately $1.2 million primarily in the first quarter of 2009. In addition, in October 2008, our board of directors authorized a stock repurchase plan. Since October 2008, we have spent approximately $1.9 million of our cash to repurchase shares under that plan. We cannot be certain, however, that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we may need to raise additional funding through public or private financings. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition.

Disclosures about Contractual Obligations and Commercial Commitments

        The impact that our contractual obligations as of December 31, 2008 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating Leases	$1,052	$575	$477	$—
Purchase Commitments	2,131	1,406	725	—

	$3,183	$1,981	$1,202	$—

        As of December 31, 2008, the Company had purchase commitments of $1.9 million for licenses related to computer-aided design tools payable through December 2010 and a $0.2 million purchase commitment for testing equipment.

        Included above is approximately $0.3 million in future minimum lease payments attributable to a facility lease in China. In connection with our exit of the analog/mixed-signal product lines and related closure of the China subsidiary, in January 2009 we were able to negotiate a cancellation of the lease and will not be liable for the remaining lease obligation.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No amounts are reflected in our consolidated financial statements for 2008, 2007 or 2006 related to these indemnifications.

Recent Accounting Pronouncements

        See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

        We have exposure to interest rate risk due to our investment portfolio. Our investments are made in accordance with an investment policy approved by our board of directors. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. government agencies, municipal notes, including auction-rate securities, corporate notes and bonds, commercial paper and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We do not use interest rate swaps in our investment portfolio. We place our investments with high-credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer or fund.

        The investments (other than money market funds and auction-rate securities for which we have accepted the right to require their purchase by UBS and reclassified as trading securities) are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Securities with an original maturity of three months or less are considered cash equivalents. Securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Securities with remaining maturities greater than one year are classified as long-term investments. All investments have a maturity of less than two years other than our auction-rate securities, discussed further below. No single security should exceed 5% of the portfolio at the time of purchase. These securities, which approximated $55.4 million as of December 31, 2008 and earned an average annual interest rate of approximately 3.0% in 2008, are subject to interest rate and credit risks. As of December 31, 2008, we performed a sensitivity analysis on our investment portfolio. According to our analysis, parallel shifts in the yield curve of both +/- 0.5% would result in changes in fair market values for these investments of approximately $0.2 million. We do not have any investments denominated in foreign country currencies, and therefore are not subject to foreign currency risk on such investments.

        As of December 31, 2008, we held $7.5 million (net of $1.6 million in recognized losses) of investments, classified as long-term investments, with an auction reset feature (auction-rate securities) whose underlying assets were primarily in student loans. All of the issuers of our auction-rate securities had an AAA credit rating at December 31, 2008. Auctions for all of these auction-rate securities failed in early 2008, which means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction-rate securities was limited. In November 2008, we accepted an offer from UBS by which UBS will purchase the auction-rate securities from us, at our election, at par value at any time during the period from June 30, 2010 to July 2, 2012. In lieu of our making this election, the auction-rate securities will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the auction-rate securities if the auction process fails. UBS's obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the auction-rate securities and the auction process continues to fail, then we may incur further losses on the carrying value of the auction-rate securities.

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

Quarterly Results of Operations

        The following tables set forth unaudited results of operations data for each of the eight quarters in the two year period ended December 31, 2008. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
	(In thousands, except per share data)
	(Unaudited—All periods)
Net revenue:
Licensing	$859	$1,198	$667	$432	$388	$1,548	$2,159	$1,158
Royalty	3,101	2,856	2,528	2,385	2,511	2,421	2,170	1,979

Total net revenue	3,960	4,054	3,195	2,817	2,899	3,969	4,329	3,137
Cost of net revenue:
Licensing	642	845	833	480	825	670	678	564

Total cost of net revenue	642	845	833	480	825	670	678	564
Gross profit	3,318	3,209	2,362	2,337	2,074	3,299	3,651	2,573
Operating expenses:
Research and development	4,156	4,175	4,541	4,296	4,371	3,438	2,101	2,078
Selling, general and administrative	2,952	2,641	2,926	3,356	3,309	2,945	2,825	2,580
In-process research and development	—	—	—	—	—	966	—	—
Impairment of intangible assets	1,379	—	—	—	—	—	—	—
Restructuring charge	1,334	—	—	—	—	—	—	—

Total operating expenses	9,821	6,816	7,467	7,652	7,680	7,349	4,926	4,658
Operating loss	(6,503)	(3,607)	(5,105)	(5,315)	(5,606)	(4,050)	(1,275)	(2,085)
Other income, net	217	391	561	1,074	1,015	1,209	1,232	1,064

Loss before income taxes	(6,286)	(3,216)	(4,544)	(4,241)	(4,591)	(2,841)	(43)	(1,021)
Income tax benefit (provision)	(21)	(22)	(46)	(43)	8	18	(103)	52

Net loss	$(6,307)	$(3,238)	$(4,590)	$(4,284)	$(4,583)	$(2,823)	$(146)	$(969)

Net loss per share:
Basic and diluted	$(0.20)	$(0.10)	$(0.14)	$(0.14)	$(0.14)	$(0.09)	$(0.00)	$(0.03)
Shares used in computing net loss per share:
Basic and diluted	31,623	31,777	31,703	31,673	32,117	32,274	31,945	31,689

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)
Management's Annual Report on Internal Control over Financial Reporting

          MoSys, Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f)) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

          Burr, Pilger & Mayer LLP, the independent registered public accounting firm that audited our 2008 and 2007 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2008, as stated in their report which is included under Item 15 below.

(b)
Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

(c)
Changes in Internal Control

          There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about June 2, 2009, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

Item 11.    Executive Compensation

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about June 2, 2009, which information is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be provided in response to this item, including information relating to securities authorized for issuance under equity compensation plans, will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about June 2, 2009, which information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about June 2, 2009, which information is incorporated into this report by reference.

Item 14.    Principal Accountant Fees and Services

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about June 2, 2009, which information is incorporated into this report by reference.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements and Reports of Independent Registered Public Accounting Firms, which are set forth in the index to Consolidated Financial Statements on pages [42] through [68] of this report.
  (2)
  Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits

2.1(1)	Merger Agreement regarding the Registrant's reincorporation in Delaware
2.2(2)	Share Purchase Agreement for the shares of ATMOS Corporation
3.1	Not currently in use
3.2	Not currently in use
3.3(1)	Restated Certificate of Incorporation of the Registrant
3.3.1	Certificate of Amendment to Restated Certificate of Incorporation
3.4(3)	Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2(1)	Not currently in use
4.3(1)	Rights Agreement
4.3.1(4)	First Amendment to Rights Agreement, dated as of February 23, 2004
4.3.2(5)	Second Amendment to Rights Agreement, dated as of December 14, 2004
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(1)	Not currently in use
10.3(1)*	1996 Stock Plan and form of Option Agreement thereunder
10.4(1)*	Form of Restricted Stock Purchase Agreement
10.5(1)*	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.5.1(6)*	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.6(1)*	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.13(10)*	Employment Agreement and Release between Registrant and Chester J. Silvestri dated November 8, 2007
10.14	Not currently in use
10.15(7)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.16(8)	Lease Agreement between Registrant and Sunnyvale Mathilda Investors, LLC dated as of May 6, 2005
10.17(8)*	Employment offer letter agreement between the Registrant and Dhaval Ajmera dated October 3, 2005
10.18	Not currently in use

10.19	Not currently in use
10.20	Not currently in use
10.21(9)*	Form of New Employee Inducement Grant Stock Option Agreement
10.22	Not currently in use
10.23	Not currently in use
10.24(10)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.25.1(11)*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 8, 2007
10.25.2(11)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.25.3(11)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.26(10)*	Employment offer letter agreement between the Registrant and James W. Sullivan dated January 18, 2008
10.27(10)*	Change-in-control Agreement between Registrant and James W. Sullivan dated January 18, 2008
10.28(10)*	Employment offer letter agreement between Registrant and Didier Lacroix dated as of February 21, 2008
10.29(10)*	Change-in-control Agreement between Registrant and Didier Lacroix dated as of February 21, 2008
10.30(12)*	Employment offer letter agreement between Registrant and David DeMaria dated as of July 31, 2008
10.31(12)*	Change-in-control Agreement between Registrant and David DeMaria dated as of August 18, 2008
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr, Pilger & Mayer LLP
23.2	Consent of Independent Registered Public Accounting Firm—BDO Seidman, LLP
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

(1)
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(2)
Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K/A filed on November 13, 2002.

(3)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on October 29, 2008 (Commission File No. 000-32929).

(4)
Incorporated by reference to Exhibit 9(e)(4) to Schedule 14D-9 filed by the Company on March 22, 2004 (Commission File No. 005-78033).

(5)
Incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Company on December 20, 2004 (Commission File No. 000-32929).

(6)
Incorporated by reference to Appendix B to the Company's proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).

(7)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32929).

(8)
Incorporated by reference to the same-numbered exhibit to Form 10-K filed by the Company on March 16, 2006 (Commission File No. 000-32929).

(9)
Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(10)
Incorporated by reference to the same-numbered exhibit to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(11)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(12)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on November 7, 2008 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2009.

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

Signature	Title	Date
/s/ LEONARD PERHAM Leonard Perham	President, Chief Executive Officer, and Director	March 13, 2009
/s/ JAMES W. SULLIVAN James W. Sullivan	Vice President of Finance and Chief Financial Officer	March 13, 2009
/s/ CARL E. BERG Carl E. Berg	Director	March 13, 2009
/s/ TOMMY ENG Tommy Eng	Director	March 13, 2009
/s/ CHI-PING HSU Chi-Ping Hsu	Director	March 13, 2009
/s/ JAMES D. KUPEC James D. Kupec	Director	March 13, 2009
/s/ CHENMING HU Chenming Hu	Director	March 13, 2009

MOSYS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc.

        We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(2), as of and for the years ended December 31, 2008 and 2007. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the years ended December 31, 2008 and 2007, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion on the effective operation of the Company's internal control over financial reporting.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoSys, Inc.

        We have audited the internal control over financial reporting of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, MoSys, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MoSys, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008, and the related financial statement schedule as of and for the years ended December 31, 2008 and 2007, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 13, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MoSys, Inc.
Sunnyvale, California

        We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of MoSys, Inc. for the year ended December 31, 2006. In connection with our audit of the financial statements, we have also audited Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2006. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of MoSys, Inc.'s operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, Schedule II—Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2006.

/s/ BDO Seidman, LLP

San Francisco, California
March 12, 2007

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$17,515	$37,673
Short-term investments	26,560	27,288
Accounts receivable, net	688	895
Unbilled contract receivables	428	518
Prepaid expenses and other assets	2,158	2,393

Total current assets	47,349	68,767
Long-term investments	23,395	13,693
Property and equipment, net	958	1,396
Goodwill	12,326	12,326
Intangible assets, net	—	2,166
Other assets	1,905	449

Total assets	$85,933	$98,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$167	$146
Accrued expenses and other liabilities	2,235	2,158
Accrued restructuring liabilities	1,004	—
Deferred revenue	639	201

Total current liabilities	4,045	2,505

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,630 shares and 31,889 shares issued and outstanding at December 31, 2008 and 2007, respectively	317	319
Additional paid-in capital	114,403	110,631
Accumulated other comprehensive income	280	35
Accumulated deficit	(33,112)	(14,693)

Total stockholders' equity	81,888	96,292

Total liabilities and stockholders' equity	$85,933	$98,797

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net revenue
Licensing	$3,156	$5,253	$9,096
Royalty	10,870	9,081	5,813

Total net revenue	14,026	14,334	14,909
Cost of net revenue
Licensing	2,800	2,737	1,498

Total cost of net revenue	2,800	2,737	1,498
Gross profit	11,226	11,597	13,411
Operating expenses
Research and development	17,168	11,988	8,156
Selling, general and administrative	11,875	11,659	11,370
Impairment of intangible assets	1,379	—	—
Restructuring charges	1,334	—	—
In-process research and development	—	966	—
Litigation settlement	—	—	2,400

Total operating expenses	31,756	24,613	21,926
Loss from operations	(20,530)	(13,016)	(8,515)
Other income, net	2,243	4,520	3,286

Loss before income taxes	(18,287)	(8,496)	(5,229)
Income tax provision	(132)	(25)	(109)

Net loss	$(18,419)	$(8,521)	$(5,338)

Net loss per share
Basic and diluted	$(0.58)	$(0.27)	$(0.17)
Shares used in computing net loss per share
Basic and diluted	31,698	31,994	31,298
Allocation of stock-based compensation to cost of net revenue and operating expenses included above:
Cost of licensing revenue	$408	$495	$225
Research and development	1,197	1,162	993
Selling, general and administrative	2,972	2,109	1,528

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Deferred Stock-based Compensation		Accumulated Deficit
	Shares	Amount					Total
Balance at December 31, 2005	30,768	$308	$100,280	$(33)	$(389)	$(834)	$99,332
Issuance of Common Stock upon exercise of options	752	8	3,640	—	—	—	3,648
Issuance of Common Stock for Restricted Stock Awards	74	—	—	—	—	—
Issuance of Common Stock for Employee Stock Purchase Plan	44	—	184	—	—	—	184
Stock-based compensation	—	—	2,746	33	—	—	2,779
Other comprehensive income—change in unrealized gain on available-for-sale investments	—	—	—	—	310	—	310
Net loss	—	—	—	—	—	(5,338)	(5,338)

Comprehensive loss							(5,028)

Balance at December 31, 2006	31,638	316	106,850	—	(79)	(6,172)	100,915
Issuance of Common Stock upon exercise of options	639	6	2,919	—	—	—	2,925
Repurchase of Restricted Common Stock	(5)	—	(35)	—	—	—	(35)
Repurchase of Common Stock	(883)	(8)	(5,015)	—	—	—	(5,023)
Issuance of Common Stock in connection with asset purchase	500	5	2,118	—	—	—	2,123
Stock-based compensation	—	—	3,794	—	—	—	3,794
Other comprehensive income—change in unrealized gain on available-for-sale investments	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	(8,521)	(8,521)

Comprehensive loss							(8,407)

Balance at December 31, 2007	31,889	319	110,631	—	35	(14,693)	96,292
Issuance of Common Stock upon exercise of options	48	1	183	—	—	—	184
Repurchase of Restricted Common Stock	(32)	—	(16)	—	—	—	(16)
Repurchase of Common Stock	(275)	(3)	(972)	—	—	—	(975)
Stock-based compensation	—	—	4,577	—	—	—	4,577
Other comprehensive income—change in unrealized gain on available-for-sale investments	—	—	—	—	245	—	245
Net loss	—	—	—	—	—	(18,419)	(18,419)

Comprehensive loss							(18,174)

Balance at December 31, 2008	31,630	$317	$114,403	$—	$280	$(33,112)	$81,888

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(18,419)	$(8,521)	$(5,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	714	630	474
Amortization of intangible assets	742	394	—
Stock-based compensation	4,577	3,766	2,746
Impairment of intangible assets	1,379	—	—
Non-cash restructuring charges	330	—	—
Net realized loss on auction-rate securities	30	—	—
In-process research and development	—	966	—
Provision for doubtful accounts	—	225	—
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	207	1,371	(1,853)
Unbilled contracts receivable	90	(158)	8
Prepaid expenses and other assets	311	650	(201)
Deferred revenue	438	(418)	(690)
Accounts payable	13	(161)	71
Accrued expenses and other liabilities	77	157	(841)
Accrued restructuring liabilities	1,004	—	—

Net cash used in operating activities	(8,507)	(1,099)	(5,624)
Cash flows from investing activities:
Purchases of property and equipment	(484)	(988)	(208)
Purchases of intangible and other assets	—	(1,539)	—
Proceeds from sales and maturities of marketable securities	70,304	248,595	170,041
Purchases of marketable securities	(80,664)	(216,281)	(166,094)

Net cash (used in) provided by investing activities	(10,844)	29,787	3,739
Cash flows from financing activities:
Proceeds from issuance of common stock	184	2,925	3,832
Repurchase of common stock	(991)	(5,058)	—

Net cash (used in) provided by financing activities	(807)	(2,133)	3,832
Net (decrease) increase in cash and cash equivalents	(20,158)	26,555	1,947
Cash and cash equivalents at beginning of year	37,673	11,118	9,171

Cash and cash equivalents at end of year	$17,515	$37,673	$11,118

Supplemental disclosure:
Cash paid for income taxes	$38	$59	$42
Transaction fees paid for repurchase of common stock	$8	$44	$—
Stock issued for purchase of intangible assets	$—	$2,123	$—

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

The Company

        MoSys, Inc. (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company designs, develops, markets and licenses high performance semiconductor memory intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers.

        From its inception in 1991 through 1998, the Company focused primarily on the sale of stand-alone memory products. In the fourth quarter of 1998, the Company changed the emphasis of its business model to focus primarily on the licensing of its 1T-SRAM technologies and completed this transition in 2004.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on December 31 of each calendar year.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues recognized under the percentage of completion method and expenses recognized during the reported period. Actual results could differ from those estimates.

Foreign Currency

        The Company has foreign offices located in Korea, Japan, Romania and China, which are operated as branches or subsidiaries of the Company. The functional currency of the Company's foreign entities is the U.S. dollar. Accordingly, the financial statements of these entities are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Exchange gains or losses from foreign currency transactions are included in the consolidated statements of operations and were not material for any period presented.

Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Cash Equivalents and Investments

        The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management generally determines the appropriate classification of securities at the time of purchase. All securities, excluding auction-rate securities, are classified as available-for-sale. The Company's short-term and long-term investments, which are classified as available-for-sale securities, are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. The Company evaluates declines in market value for potential impairment if the decline results in a value below cost and is determined to be other than temporary. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net, line item in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

        The Company has invested its excess cash in money market accounts, auction-rate securities, corporate debt, commercial paper, government agency securities and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

        During the fourth quarter of fiscal 2008, the Company reclassified its auction-rate securities from available-for-sale to trading securities. Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See Note 3-Fair Value of Financial Instruments.

Fair Value Measurements

        The Company adopted SFAS No. 157 (SFAS No. 157), "Fair Value Measurements," on January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

  Level 1—Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

  Level 2—Pricing is provided by third party sources of market information obtained through the Company's investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. For Level 2 securities, the Company bases the fair value of our cash equivalents and available-for-sale securities on pricing from third party sources of market information obtained through its investment advisors rather than models. These cash equivalents and available-for-sale securities consisted primarily of commercial paper, corporate debt securities, and government agency and municipal bonds from issuers with high quality credit ratings. The Company's investment advisors obtain pricing data from independent sources, such as Standard & Poor's, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

  Level 3—Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions. The determination of fair value for Level 3 investments the most management judgment and subjectivity.

        The auction-rate securities in the Company's portfolio had successful auctions until January 2008 and as such, their fair value would have been measured using Level 2 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these auction-rate securities. Therefore, the Company transferred them from the Level 2 to Level 3 category as of March 31, 2008. In accordance with SFAS No. 157, the Company used the concepts of fair value based on estimated discounted future cash flows that included the following significant inputs and considerations:

  •
  projected interest income and principal payments through the expected holding period;

  •
  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of December 31, 2008, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

  •
  no default or collateral value risk adjustments were considered for the discount rate, because all of the issuers were AAA-rated by nationally recognized rating agencies at December 31, 2008, and the auction-rate securities were collateralized by student loans, the repayments of which were substantially guaranteed by the U.S. Department of Education.

        On January 1, 2008, the Company adopted SFAS No. 159 (SFAS No. 159), "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for an offer (the "right") accepted from one of its investment advisors related to its auction-rate securities (see Note 3), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the right.

Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company grants credit only to customers deemed credit-worthy in the judgment of management. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. The allowance for uncollectible accounts receivable was $75,000 and $225,000 at December 31, 2008 and 2007, respectively. No amounts were written off in the years ended December 31, 2008 and 2007. $65,000 was written off in the year ended December 31, 2006.

Unbilled Contract Receivables

        Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable.

Property and Equipment

        Property and equipment are originally recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term.

Valuation of Long-lived Assets

        The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to five years. SFAS No. 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized as the difference between the net book value of such assets and the fair value of such assets at the date of measurement. See Note 4 for discussion on impairment of long-lived assets.

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

Goodwill

        The Company reviews goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company performs its annual impairment test during the third quarter of each year and any potential impairment indicators are noted. As of December 31, 2008, the Company determined that there was no impairment of goodwill. If the Company's stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods.

Revenue Recognition

  General

        The Company generates revenue from the licensing of its IP, and customers pay fees for licensing, development services, royalties and maintenance and support. The Company applies the principles of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition, corrected copy," and recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements. When sales arrangements contain multiple elements (e.g., license and services), the Company applies the provisions of Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the consideration payable to the Company under the agreement is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria of SAB 104 have been met for that unit of accounting.

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

        For license agreements that include deliverables requiring significant production, modification or customization, the Company applies American Institute of Certified Public Accountants' Statement of Position No. 81-1 (SOP 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." When the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company's progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimation of the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee's design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees' designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company's policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which the likelihood of such losses is determined. In 2008, the Company recorded loss accruals of $256,000. No loss accruals were recorded in 2007 or 2006. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

        For contracts involving design specifications that the Company has not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and the Company defers the recognition of all revenue until the design meets the contractual design specifications. In this event, the cost of revenue is expensed as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, the Company defers both the recognition of revenue and the cost. The Company recognized $128,000 of revenue under the completed contract method in 2007. In 2008 and 2006, no revenue was recognized under the completed contract method.

        The Company provides support and maintenance under many of its license agreements. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. Support and maintenance revenue is recognized at its fair value established by objective evidence, ratably over the period during which the obligation exists, typically 12 months. These arrangements are renewable annually by the customer. Revenue from support and maintenance was $501,000, $484,000 and $287,000 in 2008, 2007 and 2006, respectively, and was included in licensing revenue in the consolidated statements of operations.

        From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company's control and is often caused by changes in market conditions or the licensee's business. Cancellations of this nature are an aspect of the Company's licensing business, and, in general, its license contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company's license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone. If the Company performs the contracted services, the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for six months or longer and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. No license revenue was recognized from cancelled contracts for 2008 and 2007. License revenue from cancelled contracts was $225,000 in 2006.

        The Company also recognizes pre-production prepaid royalties as license revenues. These are lump sum payments made when it enters into licensing agreements that cover future shipments of a product that is not commercially available from the licensee. The Company characterizes such payments as license revenues because they are paid as part of the initial license fee and not with respect to products being produced by the licensee.

  Royalty

        The Company's licensing contracts also provide for royalties based on licensees' use of our technology in their currently shipping commercial products. The Company generally recognizes royalties in the quarter in which it receives the licensee's report. The Company may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with the Company's normal billing terms. If any of these criteria are not met, the Company defers revenue recognition until such time as all criteria have been met.

Cost of Revenue

        Cost of licensing revenue consists primarily of engineering personnel and overhead allocation costs directly related to development services specified in agreements. These services typically include customization of the Company's technologies for the licensee's particular integrated circuit design and may include engineering support to assist in the commencement of production of a licensee's products. The Company recognizes cost of licensing revenue in the following manner:

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

Research and Development

        Engineering cost is generally recorded as research and development expense in the period incurred and includes costs incurred with respect to internally developed technology and engineering services which are not directly related to a particular licensee, license agreement or license fees.

Stock-Based Compensation

        The Company recognizes stock-based compensation in accordance with SFAS No. 123 (revised 2004) (SFAS 123(R)), "Share-Based Payment," which establishes accounting for recognizing the fair value of stock-based payment awards. Accordingly, the expense of these awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value.

Per Share Amounts

        Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. As of December 31, 2008, 2007 and 2006, stock awards to purchase 7.2 million, 7.6 million and 6.2 million shares, respectively, were excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net loss	$(18,419)	$(8,521)	$(5,338)
Denominator:
Shares used in computing net loss per share:
Add: weighted-average common shares outstanding	31,744	32,101	31,364
Less: unvested common shares subject to repurchase	(46)	(107)	(66)

Basic and diluted	31,698	31,994	31,298
Net loss per share:
Basic and diluted	$(0.58)	$(0.27)	$(0.17)

Options Issued to Non-Employees

        The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under EITF No. 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The Company records the expense of such services based upon the estimated then-current fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. The Company charges the value of the equity instrument to earnings over the term of the service agreement and the unvested shares underlying the option are subject to periodic revaluation over the remaining vesting period.

Income Taxes

        The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is more likely than not that all or a portion of the deferred tax assets will not be realized.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized no adjustment to the January 1, 2007 accumulated deficit balance. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations. Therefore, adoption of FIN 48 did not have a material effect on the Company's consolidated results of operations and financial condition for the year ended December 31, 2008 or 2007.

        The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is currently under examination by the state of California and foreign jurisdictions in Canada and France. The Company has received an assessment of tax from the Canadian tax authorities, but believes no taxes are due once the available tax pools and credits are applied against any additional taxable income. As such, no liability has been recorded for this tax assessment. No other examinations are in process. The 2004 through 2008 tax years generally remain subject to examination by federal, state, and foreign tax authorities.

        As of December 31, 2008, the Company does not have any unrecognized tax benefits and does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the years ended December 31, 2008, 2007 and 2006, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Comprehensive Loss

        Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net loss and comprehensive loss is due to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss is reflected in the consolidated statements of stockholders' equity.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), "Business Combinations." SFAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal year 2009 and does not expect the adoption of SFAS 141(R) to have a material impact on its consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160 (SFAS No. 160), "Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51," which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal year 2009 and does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated results of operations and financial condition.

        Effective January 1, 2008, the Company adopted SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for the right related to its auction-rate securities that was recorded in conjunction with signing an agreement with one of its investment advisors.

        In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2), to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact FSP 157-2 will have on its consolidated financial statements.

        In June 2008, the FASB issued FASB Staff Position No., EITF 03-6-1 (FSP EITF 03-6-1), "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 will be effective on January 1, 2009 and is not expected to have a significant impact on the Company's consolidated financial statements.

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the consolidated financial statements.

Note 2: Consolidated Balance Sheets and Statements of Operations Components

	December 31,
	2008	2007
	(in thousands)
Prepaid expenses and other current assets:
Deferred costs of revenue	$—	$32
Tax receivable	781	1,131
Prepaid expenses and other assets	1,377	1,230

	$2,158	$2,393

Property and equipment:
Equipment, furniture and fixtures and leasehold improvements	$2,118	$2,014
Acquired software	1,581	1,560

	3,699	3,574
Less: Accumulated depreciation and amortization	(2,741)	(2,178)

	$958	$1,396

Accrued expenses and other liabilities:
Accrued wages and employee benefits	$885	$931
Deferred incentive from lessor	93	155
Professional fees	278	263
Deferred rent	51	67
Income taxes payable	92	2
Other	836	740

	$2,235	$2,158

    Other income, net:

	2008	2007	2006
	(in thousands)
Interest income	$2,331	$4,496	$3,822
Other income (expense)	(88)	24	(536)

	$2,243	$4,520	$3,286

Note 3: Fair Value of Financial Instruments

        The estimated fair values of financial instruments outstanding, excluding auction-rate securities for December 31 2008 balances, at December 31, 2008 and 2007 were as follows (in thousands):

	2008
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$17,515	$—	$—	$17,515

Short-term investments:
Corporate notes and commercial paper	$8,524	$14	(6)	$8,532
U.S. government debt securities	17,922	106	—	18,028

Total short-term investments	$26,446	$120	$(6)	$26,560

Long-term investments:
Corporate notes	$3,529	$—	$(38)	$3,491
U.S. government debt securities	12,181	204	—	12,385

Total long-term investments	$15,710	$204	$(38)	$15,876

	2007
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$37,673	$—	$—	$37,673

Short-term investments and auction-rate securities:
Corporate notes and commercial paper	$1,500	$—	$—	$1,500
U.S. government debt securities	14,185	9	(6)	14,188
Market auction-rate securities	11,600	—	—	11,600

Total short-term investments and auction-rate securities	$27,285	$9	$(6)	$27,288

Long-term investments:
Corporate notes	$9,454	$22	(10)	$9,466
U.S. government debt securities	4,207	20	—	4,227

Total long-term investments	$13,661	$42	$(10)	$13,693

        Cost and fair value of commercial paper and investments, excluding auction-rate securities, based on three maturity groups at December 31, 2008 and 2007 were as follows (in thousands):

	2008
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$26,446	$120	$(6)	$26,560
Due in 1-2 years	15,710	204	(38)	15,876
Due in greater than 2 years	—	—		—

Total	$42,156	$324	$(44)	$42,436

	2007
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$15,685	$10	$(7)	$15,688
Due in 1-2 years	13,661	43	(11)	13,693
Due in greater than 2 years	11,600	—		11,600

Total	$40,946	$53	$(18)	$40,981

        In accordance with SFAS No. 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents, investments and the right related to the auction-rate securities) as of December 31, 2008 (in thousands):

	December 31, 2008
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$10,804	$10,804	$—	$—
Commercial paper	6,896	—	6,896	—
Corporate debt securities	10,526	—	10,526	—
Government agency and municipal bonds	30,412	—	30,412	—
Auction-rate securities	7,519	—	—	7,519
Right from UBS	1,601	—	—	1,601

Total	$67,758	$10,804	$47,834	$9,120

        The following table provides a summary of changes in fair value of the Company's assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

Fair Value
Balance at December 31, 2007	$—
Transferred of auction-rate securities to Level 3	9,150
Right from UBS	1,601
Realized loss on auction-rate securities included in earnings	(1,631)

Balance at December 31, 2008	$9,120

        As of December 31, 2008, the Company classified $7.5 million (net of $1.6 million in realized losses) of its auction-rate securities as long-term investments due to the disruption in the credit markets that resulted in widespread failed auctions. Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security. All of the issuers of the Company's auction-rate securities had AAA credit ratings at December 31, 2008, the securities are collaterized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.

        On November 11, 2008, the Company accepted an offer or right from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from the Company, at the Company's election, at par value at any time during the period from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS can redeem the securities at par value at its sole election. Additionally, the auction-rate securities are still subject to redemptions by the underlying issuers at any time. As a result of the right, the Company no longer has the intent to hold the securities until maturity and the purchase of the securities by UBS may occur before the markets for these securities recover. Therefore, the Company has changed the classification of the auction-rate securities to the trading securities category and reversed the unrecognized losses previously recorded in stockholders' equity. In the fourth quarter of 2008, the Company recorded a realized loss on investments of $1.6 million. However, the Company can elect to have UBS purchase the auction-rate securities from it and has accounted for the right as a separate freestanding financial asset measured at fair value, resulting in the recording of a long-term asset with an offsetting gain of approximately $1.6 million included in the other income, net, line item in the consolidated statements of operations.

        The Company valued the right using a discounted cash flow approach including estimates, based on data available as of December 31, 2008, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS's financial ability to repurchase the auction-rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The Company has elected to account for the right at fair value in accordance with SFAS No. 159 and will be required to assess the fair value of these two individual assets and record changes each period until the right is exercised or the auction-rate securities are redeemed. The Company will continue to classify the auction-rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

Note 4. Asset Acquisitions, Restructuring Charges and Impairment of Intangible Assets

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

        In accordance with SFAS No. 141, "Business Combinations," and EITF No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," the Company determined that the purchase of assets did not have the necessary outputs and infrastructure to meet the definition of a business and therefore, was not accounted for as a business combination. Accordingly, no goodwill was recorded for these asset acquisitions. The Company has evaluated the specified assets and, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," has allocated the cost of the acquisition to the individual assets based on their relative fair values. The Company amortized the amortizable identified intangible assets based on their respective useful lives, ranging from three to five years.

        The components of purchased intangible assets were as follows (in thousands):

Developed technology	$1,559
In-process research and development	966
Patents	496
Assembled workforce	493
Business permits	12

Total intangible assets acquired	$3,526

        In connection with the asset acquisitions, the Company recorded an expense of $966,000 in 2007 for the write-off of acquired in-process technology. The purchase price allocated to acquired in-process technology was determined through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use existed. The impairment of acquired in-process technology has been recorded as a separate line item in the consolidated statements of operations. As of December 31, 2007, purchased intangible assets and their related accumulated amortization and estimated lives were as follows (in thousands):

	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$1,559	$(260)	$1,299
Patents	5	496	(50)	446
Assembled workforce	3	493	(82)	411
Business permits	3	12	(2)	10

Total		$2,560	$(394)	$2,166

        Amortization expense was $0.7 million and $0.4 million in 2008 and 2007, respectively, and has been included in research and development expense in the consolidated statements of operations.

        In December 2008, the Company announced and initiated a plan to exit the unprofitable and non-core analog/mixed-signal product lines, resulting in the elimination of approximately 90 employees and closure of the subsidiaries in China and Romania. In conjunction with the restructuring plan, the Company applied the provisions of SFAS No. 144 and concluded that due to the lack of future cash flows, the intangible assets were impaired and should be written off. The Company recorded an impairment charge of $1.4 million in the fourth quarter of 2008.

        The total costs in 2008 associated with the restructuring were $1.3 million, primarily related to employee severance and the write-off of computer equipment and other assets. The Company expects to incur future additional restructuring charges related to this exit initiative in the range of $0.2 million to $0.5 million, primarily in the form of facility-related costs, in the first half of 2009. Total expected cash expenditures are expected to be $1.2 million, which will primarily be paid out in the first quarter of 2009.

        Restructuring activity for the year ended December 31, 2008 was as follows (in thousands):

	Workforce reduction	Facility related and other termination costs	Asset impairment	Total
Balance at December 31, 2007	$—	$—	$—	$—
Restructuring charges	972	32	330	1,334
Asset impairments	—	—	(330)	(330)
Cash payments	—	—	—	—

Balance at December 31, 2008	$972	$32	$—	$1,004

        Costs related to workforce reductions primarily include severance payments, related payroll taxes and benefits. Facility costs and other costs primarily include termination fees related to leases and services. Asset impairment costs include the write-off of fixed assets and software licenses, which are not expected to generate future cash flows.

Note 5: Income Taxes

        The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current portion:
Federal	$9	$—	$—
State	2	$6	$6
Foreign	121	19	103

	$132	$25	$109

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets (liabilities):
Federal and state loss carryforwards	$9,540	$4,603
Reserves, accruals and other	529	451
Depreciation and amortization	1,143	490
Acquired intangibles	—	(165)
Deferred stock-based compensation	1,808	1,369
Research and development credit carryforwards	4,644	4,015
Foreign tax credits	889	816
Canadian loss and research and development pool carryforwards	5,978	5,842

	24,531	17,421
Less: Valuation allowance	(24,531)	(17,421)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $7.1 million and $5.0 million during the years ended December 31, 2008 and 2007, respectively. The valuation allowance at December 31, 2008 includes $1.8 million related to stock option deductions incurred prior to January 1, 2006, the benefit of which will be credited to additional paid-in capital when realized.

        As of December 31, 2008, the Company had net operating loss carryforwards of approximately $27.0 million for federal income tax purposes and approximately $27.5 million for state income tax purposes. These losses are available to reduce taxable income and expire at various times from 2013 through 2028. Approximately $3.8 million of federal net operating loss carryforwards and $3.1 million of state net operating loss carryforwards are related to excess tax benefits from stock-based compensation and will be charged to additional paid-in capital when realized.

        The Company also had federal research and development tax credit carryforwards of approximately $3.1 million, which will expire beginning in 2009, and California research and development credits of approximately $2.3 million, which do not have an expiration date. The Company had foreign tax credits available for federal income tax purposes of approximately $889,000 which will begin to expire in 2010. The Company had Canadian operating loss and research and development pool carryforwards of $15.2 million, which will begin to expire in 2010.

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

        A reconciliation of income taxes provided at the federal statutory rate (35% in 2008, 2007 and 2006) to actual income tax expense follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax benefit computed at U.S. statutory rate	$(6,401)	$(2,973)	$(1,830)
State income tax (net of federal benefit)	2	6	6
Foreign income tax at rate different from U.S. statutory rate	455	35	168
Research and development credits	(466)	(364)	(113)
Foreign tax credit	(76)	(26)	(433)
Stock-based compensation	584	383	341
Valuation allowance changes affecting tax provision	5,846	2,910	1,948
Other	188	54	22

Income tax provision	$132	$25	$109

        The domestic and foreign components of loss before income tax provision were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S.	$(17,396)	$(8,548)	$(5,158)
Non-U.S.	(891)	52	(71)

	$(18,287)	$(8,496)	$(5,229)

Note 6: Stock-Based Compensation

Equity Compensation Plans

Common Stock Option Plans

        In 1996, the Company adopted the 1996 Stock Plan (1996 Plan), which expired in 2006. As of December 31, 2008, no options were available for future issuance under the 1996 Plan and options to purchase approximately 77,000 shares were outstanding with a weighted-average exercise price of $8.77 per share. The 1996 Plan will remain in effect as to outstanding equity awards granted under the plan prior to the date of expiration.

        The Company's 2000 employee stock option plan was adopted in October 2000 in connection with the Company's reincorporation in Delaware. In 2004, the Company obtained stockholder approval of its Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) to provide additional incentive to its employees and directors. The Amended 2000 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards in addition to stock options, including stock grants, restricted stock, performance-based awards, restricted stock units representing a right to acquire shares in the future and stock appreciation rights and to determine the applicable terms, including price, of such awards. Under the Amended 2000 Plan, the maximum number of shares reserved for issuance is 8,707,000, plus an annual increase of 500,000 on January 1 of each year, or a lesser amount determined by the board of directors. The term of options granted under the Amended 2000 Plan may not exceed ten years. The term of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company's stock may not exceed five years.

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

        The Company's ESPP has been inactive since 2006.

Stock-Based Compensation Expense

        In accordance with SFAS 123(R), the Company recorded $4.6 million, $3.8 million and $2.7 million of stock-based compensation expense in 2008, 2007 and 2006, respectively. The total compensation cost of options granted, but not yet vested, as of December 31, 2008 was $10.2 million and is expected to be recognized as expense over a weighted average period of approximately 2.63 years.

        SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statement of cash flows. For the years ended December 31, 2008, 2007 and 2006, there were no such tax benefits associated with the exercise of stock options due to the Company's loss position.

        In August 2007, the Company acquired intellectual property and other assets from LDIC (see Note 4) and issued 500,000 shares of common stock with a grant date fair value of $7.07 per share to LDIC. Of these 500,000 shares, 300,000 shares were subject to vesting in equal annual installments on each of the first two anniversaries of the closing date. The $2.1 million fair value of these shares was included in the purchase price of the asset acquisition. LDIC allocated the remaining 200,000 shares for future distribution to employees hired by the Company in connection with the Atmel acquisition and were accounted for as compensation expense over the vesting period. These shares vest in equal annual installments on each of the first two anniversaries of the closing date, subject to the continued employment and accordingly 100,000 shares were vested in August 2008. In December 2008, the Company announced its plan to exit the analog/mixed-signal product lines. As a result, a majority of the remaining unvested shares have cancelled, and the stock-based compensation expense of $185,000 recognized between the August 2008 vesting date and the announcement of the plan to exit the product lines was reversed.

        In November 2007, the Company hired a new chief executive officer and the board of directors approved three option grants to this new officer with an exercise price equal to the fair market value of our common stock on the date of grant. One option grant was for 800,000 shares of common stock and vests in equal amounts monthly for two years from November 8, 2007. The second option grant was for 350,000 shares of common stock and vests as to: i) 80% of these shares if the average closing price of the Company's common stock for any 90-day period is at least $10.00 per share, and ii) the remaining 20% of these shares pro rata for each $0.01 increase in the average price up to $12.00 per share. The third option grant was for 100,000 shares of common stock and vests as to: i) 50% of the shares if the average closing price of the Company's common stock for any 90-day period is at least $13.00 per share, and ii) the remaining 50% of these shares pro rata for each $0.01 increase up to $15.00 per share. The vesting of all three option grants is subject to continued employment (or service as a director or consultant). In accordance with SFAS 123(R), in consideration of the market condition vesting requirement included for the second and third option grants, the Company valued the options using a binomial lattice model. Total compensation for these options was valued at $875,000. The compensation expense is being recognized ratably over the projected requisite service period of three and three and a half years for the 350,000 and 100,000 shares, respectively. If the market condition is met before the projected requisite service period has elapsed, the unrecognized compensation cost related to the vested shares would be recognized immediately when the market condition is met.

Valuation Assumptions and Expense Information under SFAS 123(R)

        As prescribed in SFAS 123(R), the fair value of the Company's share-based payment awards for the years ended December 31, 2008, 2007 and 2006 was estimated on the grant dates using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Year Ended December 31,
Employee stock options:	2008	2007	2006
Risk-free interest rate	1.3% - 3.5%	3.6% - 5.1%	4.4% - 5.1%
Volatility	48.5% - 67.9%	47.1% - 56.0%	47.1% - 56.0%
Expected life (years)	4.0	4.0	4.0%
Dividend yield	0%	0%	0%

        The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the combination of historical volatility, excluding the volatility during the period of a one-time non-recurring event, which was the aborted acquisition of the

Company by Synopsys, Inc. in 2004, and the expected future volatility of the Company's stock price. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied since the Company has never paid dividends and has no intention to pay dividends in the near future.

        Stock-based compensation expense included compensation expense for share-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As required by SFAS 123(R), the stock-based compensation expense is calculated based on estimated forfeiture rate. An annualized forfeiture rate of 15% has been used as a best estimate of future forfeitures based on the Company's historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

        A summary of the option and restricted stock award (RSA) activity under the 1996 Plan and Amended 2000 Plan is presented below (in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2005	1,512	6,477	$6.09
Additional authorized under the 2000 Plan	500	—	—
Options granted	(1,072)	1,072	$7.48
RSAs granted	(74)	—	—
Options cancelled	1,129	(1,129)	$7.91
RSAs cancelled	8	—	—
Options exercised	—	(752)	$4.85
Option expired	(1,063)	—	—

Balance at December 31, 2006	940	5,668	$6.17
Additional authorized under the 2000 Plan	500	—	—
Options granted	(1,532)	1,532	$7.84
Options cancelled	1,150	(1,150)	$6.34
RSAs cancelled	4	—	—
Options exercised	—	(639)	$4.54

Balance at December 31, 2007	1,062	5,411	$6.80
Additional authorized under the 2000 Plan	500	—	—
Options granted	(889)	889	$4.09
Options cancelled	1,450	(1,450)	$6.63
RSAs cancelled	(12)	—	—
Options exercised	—	(48)	$3.85
Options expired	(40)	—	—

Balance at December 31, 2008	2,071	4,802	$6.38

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested options at December 31, 2006	3,045	$2.82
Granted	1,532	$3.21
Vested	(1,165)	$2.73
Cancelled	(1,150)	$2.84

Non-vested options at December 31, 2007	2,262	$3.12
Granted	889	$1.72
Vested	(972)	$3.01
Cancelled	(531)	$3.05

Non-vested options at December 31, 2008	1,648	$2.49

        A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2005	—	—
Granted	475	$7.59

Balance at December 31, 2006	475	$7.59
Granted	1,500	$5.76
Cancelled	(356)	$7.47
Exercised	—	—

Balance at December 31, 2007	1,619	$5.92
Granted	1,240	$4.12
Cancelled	(752)	$5.58
Exercised	—	—

Balance at December 31, 2008	2,107	$4.99

        A summary of the restricted stock award activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2006	66	$5.91
Granted	500	$7.07
Vested	(23)	$5.91
Cancelled	(4)	$5.91

Non-vested shares at December 31, 2007	539	$6.99
Granted	—	—
Vested	(260)	$6.98
Cancelled	(7)	$5.91

Non-vested shares at December 31, 2008	272	$7.01

        The following table summarizes significant ranges of outstanding and exercisable options and inducement grants as of December 31, 2008 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.00 - $4.09	1,558	5.94	$3.61	$5	755	5.60	$3.83	$2
$4.10 - $8.00	3,910	6.03	$5.68	—	1,800	5.77	$5.93	—
$8.01 - $10.00	1,156	3.87	$8.78	—	730	3.62	$8.97	—
$10.01 - $15.69	285	3.08	$11.04	—	285	3.08	$11.04	—

	6,909	5.53	$5.95	$5	3,570	5.08	$6.51	$2

        As of December 31, 2008, the Company had 6,365,508 shares fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 5.5 years, weighted average exercise price of $6.04 and aggregate intrinsic value of approximately $4,000.

        The total fair value of shares vested using the Black-Scholes method during the year ended December 31, 2008 was $2.9 million. The total intrinsic value of employee stock options exercised during each of the years ended December 31, 2008, 2007 and 2006 was $42,000, $2.4 million, and $2.6 million, respectively.

        Options exercisable were 3.6 million, 3.3 million and 2.6 million at December 31, 2008, 2007 and 2006, respectively.

Note 7: Stockholders' Equity

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

Stock Repurchases

        In August 2007, the Company's board of directors authorized the Company to purchase up to $19.5 million of its common stock over a twelve month period. The share repurchases were made from time to time in the open market subject to market conditions and other factors, in accordance with SEC requirements. As of December 31, 2007, the Company had repurchased and retired approximately 883,000 shares of common stock for approximately $5.0 million under this plan, which expired in August 2008. No purchases were made under this authority subsequent to December 31, 2007.

        In October 2008, the Company's board of directors authorized the Company to purchase up to $5 million of its common stock over a twelve month period. The share repurchases may be made from time to time in the open market subject to market conditions and other factors, in accordance with SEC requirements. These repurchases may be commenced or suspended at any time or from time to time without prior notice. As of December 31, 2008, the Company had repurchased and retired approximately 275,000 shares of common stock for approximately $975,000 under this plan.

        The total purchase prices of the common stock repurchased were reflected as decreases to stockholders' equity during the period of repurchase. Common stock repurchased was recorded based upon the dates of the applicable trades for accounting purposes.

Note 8: Retirement Savings Plan

        Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. The Company makes a matching contribution on behalf of each Participant in an amount equal to 25% of a participant's contributions during the plan year. The Company made matching contributions of $225,000, $212,000, and $153,000 in 2008, 2007 and 2006, respectively.

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

        The Company sold its products and licensed its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Japan	$8,643	$10,826	$9,010
Taiwan	2,276	827	1,710
United States	1,855	2,289	3,165
Rest of Asia	956	381	659
Europe	296	11	365

Total	$14,026	$14,334	$14,909

        Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2008	2007	2006
Customer A	55%	70%	27%
Customer B	—	—	25%
Customer C	13%	4%	10%

        Five customers accounted for 87% of net accounts receivable at December 31, 2008. One customer accounted for 56% of net accounts receivable at December 31, 2007.

        Net property and equipment, classified by major geographic areas, were as follows at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
	(in thousands)
U.S.	$914	$1,179
Non-U.S.	44	217

Total	$958	$1,396

Note 10: Commitments and Contingencies

Leases and Purchase Commitments

        The Company leases its facilities under non-cancelable operating leases that expire at various dates through June 2010. Rent expense was approximately $784,000, $862,000, and $699,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 were as follows (in thousands):

Year Ended December 31,
2009	$575
2010	477

Total minimum payments	$1,052

        Included above is approximately $0.3 million in future minimum lease payments attributable to a facility lease in China. As part of the closure of the China subsidiary in January 2009, the Company was able to negotiate a cancellation of the lease and therefore is not liable for the remaining lease obligation.

        As of December 31, 2008, the Company had total purchase commitments of $1.9 million for licenses related to computer-aided design tools payable through December 2010 and a $0.2 million purchase commitment for testing equipment.

Indemnifications

        In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counter-parties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No amounts were reflected in our consolidated financial statements for the years ended December 31, 2008, 2007 or 2006 related to these indemnifications.

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

Note 11: Related Party Transactions

        One of the Company's directors is an executive officer of a customer of the Company. Revenue from this customer for the years ended December 31, 2008, 2007 and 2006 was $229,000, $28,000 and $471,000, respectively. The amount receivable from this customer at December 31, 2008 and 2007 was $77,000 and $0, respectively. In addition, another of the Company's directors serves as a member of the board of directors of another customer. Revenue from that customer for the years ended December 31, 2008, 2007 and 2006 was $0, $128,000 and $0, respectively. There were no amounts receivable from that customer at December 31, 2008 and 2007.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions		Deductions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Amount recovered or written off	Balance at end of period
Allowance for doubtful accounts
Year ended December 31, 2008	$225	$—	$—	$(150)	$75
Year ended December 31, 2007	$—	$225	$—	$—	$225
Year ended December 31, 2006	$105	$—	$—	$(105)	$—

INDEX OF EXHIBITS

2.1(1)	Merger Agreement regarding the Registrant's reincorporation in Delaware
2.2(2)	Share Purchase Agreement for the shares of ATMOS Corporation
3.1	Not currently in use
3.2	Not currently in use
3.3(1)	Restated Certificate of Incorporation of the Registrant
3.3.1	Certificate of Amendment to Restated Certificate of Incorporation
3.4(3)	Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2(1)	Not currently in use
4.3(1)	Rights Agreement
4.3.1(4)	First Amendment to Rights Agreement, dated as of February 23, 2004
4.3.2(5)	Second Amendment to Rights Agreement, dated as of December 14, 2004
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(1)	Not currently in use
10.3(1)*	1996 Stock Plan and form of Option Agreement thereunder
10.4(1)*	Form of Restricted Stock Purchase Agreement
10.5(1)*	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.5.1(6)*	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.6(1)*	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.13(10)*	Employment Agreement and Release between Registrant and Chester J. Silvestri dated November 8, 2007
10.14	Not currently in use
10.15(7)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.16(8)	Lease Agreement between Registrant and Sunnyvale Mathilda Investors, LLC dated as of May 6, 2005
10.17(8)*	Employment offer letter agreement between the Registrant and Dhaval Ajmera dated October 3, 2005
10.18	Not currently in use
10.19	Not currently in use
10.20	Not currently in use
10.21(9)*	Form of New Employee Inducement Grant Stock Option Agreement
10.22	Not currently in use
10.23	Not currently in use
10.24(10)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.25(11)*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 8, 2007
10.25.2(11)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.25.3(11)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.26(10)*	Employment offer letter agreement between the Registrant and James W. Sullivan dated January 18, 2008
10.27(10)*	Change-in-control Agreement between Registrant and James W. Sullivan dated January 18, 2008
10.28(10)*	Employment offer letter agreement between Registrant and Didier Lacroix dated as of February 21, 2008

10.29(10)*	Change-in-control Agreement between Registrant and Didier Lacroix dated as of February 21, 2008
10.30(12)*	Employment offer letter agreement between Registrant and David DeMaria dated as of July 31, 2008
10.31(12)*	Change-in-control Agreement between Registrant and David DeMaria dated as of August 18, 2008
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr, Pilger & Mayer LLP
23.2	Consent of Independent Registered Public Accounting Firm—BDO Seidman, LLP
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

(1)
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(2)
Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K/A filed on November 13, 2002.

(3)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on October 29, 2008 (Commission File No. 000-32929).

(4)
Incorporated by reference to Exhibit 9(e)(4) to Schedule 14D-9 filed by the Company on March 22, 2004 (Commission File No. 005-78033).

(5)
Incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Company on December 20, 2004 (Commission File No. 000-32929).

(6)
Incorporated by reference to Appendix B to the Company's proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).

(7)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32929).

(8)
Incorporated by reference to the same-numbered exhibit to Form 10-K filed by the Company on March 16, 2006 (Commission File No. 000-32929).

(9)
Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(10)
Incorporated by reference to the same-numbered exhibit to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(11)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(12)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on November 7, 2008 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.