Form 10-Q
period 2009-03-31
MoSys, Inc.
filed 2009-05-08
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.       YES  ☒        NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐        NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 1, 2009, 31,197,798 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$9,872	$17,515
Short-term investments	27,131	26,560
Accounts receivable, net	445	688
Unbilled contract receivables	38	428
Prepaid expenses and other assets	2,332	2,158
Total current assets	39,818	47,349

Long-term investments	24,972	23,395
Property and equipment, net	1,081	958
Goodwill	12,326	12,326
Other assets	1,616	1,905
Total assets	$79,813	$85,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$515	$167
Accrued expenses and other liabilities	1,558	2,235
Accrued restructuring liabilities	270	1,004
Deferred revenue	275	639
Total current liabilities	2,618	4,045

Commitments and contingencies (Note 3)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,198 shares and 31,630 shares issued and outstanding at March 31, 2009 and December 31, 2008	312	317
Additional paid-in capital	113,917	114,403
Accumulated other comprehensive income	157	280
Accumulated deficit	(37,191)	(33,112)
Total stockholders’ equity	77,195	81,888
Total liabilities and stockholders’ equity	$79,813	$85,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Net revenue
Licensing	$524	$432
Royalty	2,042	2,385
Total net revenue	2,566	2,817

Cost of net revenue
Licensing	320	480
Total cost of net revenue	320	480

Gross profit	2,246	2,337

Operating expenses
Research and development	3,829	4,296
Selling, general and administrative	2,417	3,356
Restructuring charge	275	—
Total operating expenses	6,521	7,652

Loss from operations	(4,275)	(5,315)
Other income, net	203	1,074
Loss before income taxes	(4,072)	(4,241)
Income tax provision	(7)	(43)

Net loss	$(4,079)	$(4,284)

Net loss per share
Basic and diluted	$(0.13)	$(0.14)
Shares used in computing net loss per share
Basic and diluted	31,322	31,673

Allocation of stock-based compensation to cost of net revenue and operating expenses included above:
Cost of net revenue	$32	$80
Research and development	174	373
Selling, general and administrative	241	813

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,079)	$(4,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159	167
Stock-based compensation	447	1,266
Non-cash restructuring charge	84	—
Amortization of intangible assets	—	197
Changes in assets and liabilities:
Accounts receivable	243	(365)
Unbilled contract receivables	390	258
Prepaid expenses and other assets	(131)	484
Deferred revenue	(364)	631
Accounts payable	180	332
Accrued expenses and other liabilities	(678)	322
Accrued restructuring liabilities	(818)	—
Net cash used in operating activities	(4,567)	(992)

Cash flows from investing activities:
Purchases of property and equipment	(269)	(52)
Proceeds from sales and maturity of marketable securities	9,675	31,932
Purchase of marketable securities	(11,545)	(27,242)
Net cash (used in) provided by investing activities	(2,139)	4,638

Cash flows from financing activities:
Repurchase of common stock	(937)	—
Net cash used in financing activities	(937)	—

Net (decrease) increase in cash and cash equivalents	(7,643)	3,646

Cash and cash equivalents at beginning of period	17,515	37,673
Cash and cash equivalents at end of period	$9,872	$41,319

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on December 31 of each calendar year.

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

Cash Equivalents and Investments

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has invested its excess cash in money market accounts, auction-rate securities, corporate debt, commercial paper, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities, excluding auction-rate securities, are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income.  Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.

During the fourth quarter of fiscal 2008, the Company reclassified its auction-rate securities from available-for-sale to trading securities. Investments that the Company designates as trading securities are reported at fair value, with gains or losses which result from changes in fair value, recognized in earnings (see Note 2).

Fair Value Measurements

The Company adopted SFAS No. 157 (SFAS No. 157), “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

Level 1—Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2—Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. Cash equivalents and available-for-sale securities consisted primarily of commercial paper, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

Level 3—Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment are used to measure fair value. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 investments and other assets involves the most management judgment and subjectivity.

Revenue Recognition

General

The Company generates revenue from the licensing of its IP, and customers pay fees for licensing, development services, royalties and maintenance and support. The Company applies the principles of SEC Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition, corrected copy,” and recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements. When sales arrangements contain multiple elements (e.g., license and services), the Company applies the provisions of Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables,” to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the consideration payable to the Company under the agreement is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria of SAB 104 have been met for that unit of accounting.

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

For license agreements that include deliverables requiring significant production, modification or customization, the Company applies American Institute of Certified Public Accountants’ Statement of Position No. 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” When the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimation of the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which the likelihood of such losses is determined. No loss accruals were recorded for the three months ended March 31, 2009 or 2008. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

For contracts involving design specifications that the Company has not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and the Company defers the recognition of all revenue until the design meets the contractual design specifications. In this event, the cost of revenue is expensed as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, the Company defers both the recognition of revenue and the cost. No revenue was recognized under the completed contract method for the three months ended March 31, 2009 or 2008.

The Company provides support and maintenance under many of its license agreements. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. Support and maintenance revenue is recognized at its fair value established by objective evidence, ratably over the period during which the obligation exists, typically 12 months. These arrangements are renewable annually by the customer. Revenue from support and maintenance was $105,000 and $68,000, for the three months ended March 31, 2009 and 2008, respectively, and was included in licensing revenue in the condensed consolidated statements of operations.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general, its license contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone. If the Company performs the contracted services, the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for six months or longer and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. License revenue recognized from cancelled contracts for the three months ended March 31, 2009 and 2008 was $109,000 and $0, respectively.

The Company also recognizes prepaid pre-production royalties as license revenues. These are lump sum payments made when it enters into licensing agreements that cover future shipments of a product that is not commercially available from the licensee. The Company characterizes such payments as license revenues because they are paid as part of the initial license fee and not with respect to products being produced by the licensee.  These payments are non-cancelable and non-refundable.  No revenue was recognized from prepaid production royalties for the three months ended March 31, 2009 or 2008.

Royalty

The Company’s licensing contracts also provide for royalties based on licensees’ use of our technology in their currently shipping commercial products. The Company generally recognizes royalties in the quarter in which it receives the licensee’s report. The Company may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with the Company’s normal billing terms. If any of these criteria are not met, the Company defers revenue recognition until such time as all criteria have been met.

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

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. For the three months ended March 31, 2009 and 2008, stock awards to purchase 6.8 million and 7.5 million shares, respectively, were excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of other comprehensive loss for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(4,079)	$(4,284)
Change in net unrealized loss on available-for-sale securities	(123)	(341)
Comprehensive loss	$(4,202)	$(4,625)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS No. 141(R)), “Business Combinations.” SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS No. 141(R) will have an impact on its consolidated financial statements for any acquisitions it consummates in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 141R-1 (FSP No. 141R-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. 141R-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects FSP No. 141R-1 will have an impact on its consolidated financial statements for any acquisitions it consummates in the future, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (ii) FSP 115-2 and FSP 124-2 (FSP 115-2 and FSP 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments,” and (iii) SFAS No. 107-1 and APB 28-1 (SFAS No. 107-1 and APB 28-1),”Interim Disclosures about Fair Value of Financial Instruments,” which are effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009.  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP 115-2 and 124-2 provide operational guidance for determining other-than-temporary impairments for debt securities.  SFAS No. 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. Although the Company will continue to evaluate the application of these Staff Positions, management does not currently believe adoption of these accounting pronouncements will have a material impact on the Company’s financial condition or operating results.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding, excluding auction-rate securities and the related right, were as follows (in thousands):

	March 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$9,872	$—	$—	$9,872
Short-term investments:
Corporate notes	$4,039	$18	$(13)	$4,044
U.S. government agency and municipal bonds	22,999	88	—	23,087
Total short-term investments	$27,038	$106	$(13)	$27,131
Long-term investments:
Corporate notes	$4,833	$3	$(29)	$4,807
U.S. government agency and municipal bonds	12,155	96	(6)	12,245
Total long-term investments	$16,988	$99	$(35)	$17,052

	December 31, 2008
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$17,515	$—	$—	$17,515
Short-term investments:
Corporate notes and commercial paper	$8,524	$14	$(6)	$8,532
U.S. government agency and municipal bonds	17,922	106	—	18,028
Total short-term investments	$26,446	$120	$(6)	$26,560
Long-term investments:
Corporate notes	$3,529	$—	$(38)	$3,491
U.S. government agency and municipal bonds	12,181	204	—	12,385
Total long-term investments	$15,710	$204	$(38)	$15,876

Cost and fair value of investments, excluding auction-rate securities, based on three maturity groups at March 31, 2009 were as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$27,038	$106	$(13)	$27,131
Due in 1-2 years	16,988	99	(35)	17,052
Due in greater than 2 years	—	—	—	—
Total	$44,026	$205	$(48)	$44,183

In accordance with SFAS No. 157, the Company used the concepts of fair value based on estimated discounted future cash flows to value its auction-rate securities that included the following significant inputs and considerations:

•                  projected interest income and principal payments through the expected holding period;

•                  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of March 31, 2009, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                  no default or collateral value risk adjustments were considered for the discount rate, because most of the issuers were AAA-rated by nationally recognized rating agencies at March 31, 2009, and the auction-rate securities were collateralized by student loans, the repayments of which were substantially guaranteed by the U.S. Department of Education.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, investments and the right related to the auction-rate securities) as of March 31, 2009 (in thousands):

	March 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$9,186	$9,186	$—	$—
Corporate debt securities	8,851	—	8,851	—
U.S. government agency and municipal bonds	35,332	—	35,332	—
Auction-rate securities	7,920	—	—	7,920
Right from UBS	1,200	—	—	1,200
Total	$62,489	$9,186	$44,183	$9,120

The following table provides a summary of changes in fair value of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) for the year ended March 31, 2009 (in thousands):

Fair Value
Balance at December 31, 2008	$9,120
Transfers to (from) Level 3	—
Realized loss on right from UBS included in earnings	(400)
Realized gain on auction-rate securities included in earnings	400
Balance at March 31, 2009	$9,120

As of March 31, 2009, the Company has classified $7.9 million (net of $1.2 million in realized losses) of its auction-rate securities as long-term investments due to the disruption in the credit markets that resulted in widespread failed auctions. Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security. Most of the issuers of the Company’s auction-rate securities had AAA credit ratings at March 31, 2009, the securities are collateralized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.

On November 11, 2008, the Company accepted an offer, or right, from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from the Company, at the Company’s election, at par value at any time during the period from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS can redeem the securities at par value at its sole election. Additionally, the auction-rate securities are still subject to redemptions by the underlying issuers at any time. As a result of the right, the Company no longer has the intent to hold the securities until maturity and the purchase of the securities by UBS may occur before the markets for these securities recover. Therefore, the Company classifies the auction-rate securities as trading securities. In the first quarter of 2009, the Company recorded a realized gain on these auction-rate securities of $0.4 million. However, the Company can elect to have UBS purchase the auction-rate securities from it and has accounted for the right as a separate freestanding financial asset measured at fair value, resulting in the recording of a long-term other asset in the condensed consolidated balance sheet with an offsetting loss of approximately $0.4 million included in the other income, net line item in the condensed consolidated statements of operations.

The Company valued the right using a discounted cash flow approach including estimates, based on data available as of March 31, 2009, of interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction-rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The Company has elected to account for the right at fair value in accordance with SFAS No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” and will be required to assess the fair value of these two individual assets and record changes each period until the right is exercised or the auction-rate securities are redeemed. The Company will continue to classify the auction-rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

Note 3. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counter-parties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2009 or 2008 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Legal Matters

The Company is not a party to any material legal proceeding which would have a material adverse effect on its condensed consolidated financial position or results of operations. From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Note 4. Restructuring Charge and Accruals

In December 2008, the Company announced and initiated a plan to exit the unprofitable and non-core analog/mixed-signal product lines, resulting in the elimination of approximately 90 employees and closure of subsidiaries in China and Romania.  The Company recorded these charges in accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These restructuring charges and accruals are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s condensed consolidated statements of operations in the period when such changes are known.

Restructuring costs recorded in the quarter ended March 31, 2009 were $275,000 and were primarily related to employee terminations, costs to exit the leased facility in China and other costs related to closing the subsidiaries. Total restructuring charge resulting from this plan was $1.6 million.  The Company does not expect to incur additional restructuring charges related to this exit initiative in the future. The remaining cash expenditures are expected to be paid in the second and third quarters of 2009.

Restructuring activity for the three months ended March 31, 2009 was as follows (in thousands):

	Workforce reduction	Facility related and other termination costs	Asset impairment	Total
Balance at December 31, 2008	$972	$32	$—	$1,004
Restructuring charge	51	211	13	275
Non-cash settlements	—	(71)	(13)	(84)
Cash payments	(917)	(8)	—	(925)
Balance at March 31, 2009	$106	$164	$—	$270

Costs related to workforce reductions primarily represented severance payments and related payroll taxes and benefits. Facility costs and other costs primarily include termination fees related to leases and services. Non-cash settlement costs include the write-off of fixed assets and software licenses which are not expected to generate future cash flows.

Note 5. Business Segments and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer. The Company sold its products and licensed its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Japan	$1,601	$1,864
United States	567	314
Taiwan	287	295
Asia	87	151
Europe	24	193
Total	$2,566	$2,817

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended March 31,
	2009	2008
Customer A	50%	58%
Customer B	10%	10%

Four customers accounted for 86% of net accounts receivable at March 31, 2009. Five customers accounted for 87% of net accounts receivable at December 31, 2008.

Note 6. Provision for Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized.  The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is currently undergoing an examination of its income tax returns in California, Canada and France.  Management believes that there is minimal risk of a material adjustment in any of these jurisdictions.  The 2005 through 2008 tax years generally remain subject to examination by federal, state, and foreign tax authorities.  As of March 31, 2009, the Company did not have any unrecognized tax benefits and did not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the three months ended March 31, 2009 and 2008, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Note 7. Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” the Company recorded $447,000 and $1.3 million of stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively. The expense of these awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of March 31, 2009 was $6.7 million and is expected to be recognized as expense over a weighted average period of approximately 2.54 years.

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For each of the quarters ended March 31, 2009 and 2008, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair value of the Company’s share-based payment awards for three months ended March 31, 2009 and 2008 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended March 31,
Employee stock options:	2009	2008
Risk-free interest rate	1.2% - 1.4%	1.9% - 2.7%
Volatility	55.7% - 55.8%	48.5% - 53.6%
Expected life (years)	4.0	4.0
Dividend yield	0%	0%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the combination of historical volatility, excluding the volatility during the period of a one-time non-recurring event, which was the aborted acquisition of the Company by Synopsys, Inc. in 2004 impacting certain options granted in 2008, and implied volatility of the Company’s stock price. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied since the Company has never paid dividends and has no intention to pay dividends in the near future.

As required by SFAS 123(R), the stock-based compensation expense is calculated based on estimated forfeiture rate. An annualized forfeiture rate has been used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of the option and restricted stock award (RSA) activity under the 1996 Stock Plan and the Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) is presented below (in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2008	2,071	4,802	$6.38
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(221)	221	$1.89
Options cancelled	278	(278)	$5.93
Balance at March 31, 2009	2,628	4,745	$6.20

The Company may also award shares to new employees outside the Amended 2000 Plan, as a material inducement to the acceptance of employment with the Company. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer, as determined under the Marketplace Rules of the Nasdaq Stock Market.

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2008	2,107	$4.99
Cancelled	(251)	$3.76
Balance at March 31, 2009	1,856	$5.15

A summary of the restricted stock award activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2008	272	$7.01
Vested	(13)	$5.91
Cancelled	(103)	$7.07
Non-vested shares at March 31, 2009	156	$7.07

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants as of March 31, 2009 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.00 - $4.09	1,524	5.68	$3.35	$1	879	5.39	$3.80	$1
$4.10 - $8.00	3,660	5.58	$5.67	—	2,007	5.15	$5.88	—
$8.01 - $10.00	1,132	3.57	$8.79	—	773	3.37	$8.95	—
$10.01 - $15.69	285	2.83	$11.04	—	285	2.83	$11.04	—
	6,601	5.14	$5.90	$1	3,944	4.69	$6.39	$1

As of March 31, 2009, the Company had 6,055,338 shares fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 5.1 years, weighted average exercise price of $6.00 and aggregate intrinsic value of $1,400.

The total fair value of shares vested using the Black-Scholes method during the three months ended March 31, 2009 and 2008 were $0.5 million and $0.8 million, respectively. The total intrinsic value of employee stock options exercised during the three months ended March 31, 2009 and 2008 was $0 as no options were exercised during these periods.

Options exercisable were 3.9 million and 3.2 million at March 31, 2009 and 2008, respectively.

Note 8. Stock Repurchases

In October 2008, the Company’s board of directors authorized the Company to purchase up to $5.0 million of its common stock over a twelve month period. The share repurchases under this program may be made from time to time in the open market subject to market conditions and other factors, in compliance with SEC requirements. These repurchases may be commenced or suspended at any time or from time to time without prior notice. For the three months ended March 31, 2009, the Company repurchased and retired approximately 429,000 shares of common stock for approximately $0.9 million under this plan. Total repurchases under the program authorized in October 2008 as of March 31, 2009 were 704,000 shares of common stock for approximately $1.9 million.  Repurchases were suspended in February 2009 under this program.

The total purchase prices of the common stock repurchased were reflected as decreases to stockholders’ equity during the period of repurchase. Common stock repurchased was recorded based upon the dates of the applicable trades for accounting purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in Risk Factors and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 17, 2008. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

We design, develop, market and license memory intellectual property, or IP, used by the semiconductor industry. Our patented memory solutions include 1T-SRAM and 1T-FLASH high-density and/or high performance alternatives to traditional volatile and non-volatile embedded memory. We license these technologies to companies that incorporate, or embed, memory on complex integrated circuits, such as Systems on Chips, or SoCs.

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

Our license agreements involve long sales cycles, which make it difficult to predict when the agreements will be signed. In addition, our licensing revenues fluctuate from period to period, and it is difficult for us to predict the timing and magnitude of such revenue from quarter to quarter. Moreover, we believe that the amount of licensing revenue for any period is not necessarily indicative of results in any future period.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of March 31, 2009, there have been no material changes to our significant accounting policies and estimates.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS No. 141(R)), “Business Combinations.” SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements for any acquisitions we consummate in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 141R-1 (FSP No. 141R-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. 141R-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP No. 141R-1 will have an impact on our consolidated financial statements for any acquisitions we consummate in the future, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (ii) FSP 115-2 and FSP 124-2 (FSP 115-2 and FSP 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments,” and (iii) SFAS No. 107-1 and APB 28-1 (SFAS No. 107-1 and APB 28-1),”Interim Disclosures about Fair Value of Financial Instruments,” which are effective for interim and annual periods ending after June 15, 2009 and will be adopted by us beginning in the second quarter of 2009.  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP 115-2 and 124-2 provide operational guidance for determining other-than-temporary impairments for debt securities.  SFAS No. 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. Although we will continue to evaluate the application of these Staff Positions, we do not currently believe adoption of these accounting pronouncements will have a material impact on our financial condition or operating results.

Results of Operations

Revenue.

	Three Months Ended March 31,		Year-Over-Year Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Licensing	$524	432	$92	21%
Percentage of total revenue	20%	15%

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance.

Licensing revenue increased for the three months ended March 31, 2009 compared with the same period a year ago primarily due to the timing of revenue recognition related to the license of 1T-SRAM Classic Memory Macros, which required no customization and the license fees were recognized as revenue upon delivery.

	Three Months Ended March 31,		Year-Over-Year Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Royalty	$2,042	$2,385	$(343)	(14)%
Percentage of total revenue	80%	85%

Royalty revenue represents amounts earned under provisions in our licensing contracts that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our technologies. We generally recognize royalties in the quarter in which we receive the licensee’s report.

Royalty revenue decreased for the three months ended March 31, 2009 compared with the same period a year ago primarily due to a decrease in royalties earned on the sale of the Nintendo Wii game console, resulting from the licensee transitioning to a SoC utilizing a more advanced  processing node in which the contractual royalty reporting occurs one quarter after shipment of products compared to the same quarter reporting for the SoC at the larger process node.  The decrease was partially offset by royalties received from a major OEM customer, which commenced in the third quarter of 2008.

Cost of net revenue and gross profit.

	Three Months Ended March 31,		Year-Over-Year Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Cost of net revenue	$320	$480	$(160)	(33)%
Percentage of total revenue	12%	17%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

Cost of net revenue decreased for the three months ended March 31, 2009 compared with the same period a year ago primarily due to fewer license arrangements for our 1T-SRAM technology requiring significant engineering services.  We expect that the cost of licensing revenue will grow in absolute dollars and will be higher as a percentage of net revenue for the remainder of 2009 because we anticipate entering into license agreements requiring more complete development services, primarily due to the shift by many licensees to more advanced process geometries, including 65 nanometer and below. Cost of net revenue included stock-based compensation expense of $32,000 and $80,000 for the three months ended March 31, 2009 and 2008, respectively.

Gross profit decreased to $2.2 million for the three months ended March 31, 2009 from $2.3 million from the year ago quarter mainly due to a decrease in royalty revenue, which has no related costs.  Gross margin percentage increased to 88% for the three months ended March 31, 2009 from 83% in the same quarter of the prior year primarily due to fewer projects requiring customization in the first quarter of 2009.

Research and Development.

	Three Months Ended March 31,		Year-Over-Year Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Research and development	$3,829	$4,296	$(467)	(11)%
Percentage of total revenue	149%	153%

Our research and development expenses include development and design of variations of the 1T-SRAM technologies for use in different manufacturing processes used by licensees, development of our 1T-FLASH technology solution and costs related to our analog/mixed-signal design technology, including the subsidiaries in China and Romania. We expense research and development costs as they are incurred.

The $0.5 million decrease for the three months ended March 31, 2009 compared with the same period a year ago was primarily due to the following:

•                  $0.7 million decrease in costs related to the analog/mixed-signal product lines resulting from the exit of these product lines;

•                  $0.2 million decrease in amortization of intangible assets due to the impairment of these assets in the fourth quarter of 2008;

•                  $0.2 million decrease in stock-based compensation expense;

•                  $0.4 million increase in personnel-related costs, including payroll taxes, as we expanded our engineering team working on our non-volatile 1T-FLASH memory technology;

•                  $0.1 million increase in license costs for our CAD tools; and

•                  $0.1 million increase in tape-out charges incurred to complete validation of our designs in silicon.

Research and development expenses included stock-based compensation expense of $0.2 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. We expect that research and development expenses will decrease in absolute dollars and will be lower as a percentage of net revenue for the remainder of 2009 as we will not incur additional expenses for the analog/mixed-signal product lines, which we incurred for a portion of the first quarter of 2009.

Selling, General and Administrative.

	Three Months Ended March 31,		Year-Over-Year Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Selling, general and administrative	$2,417	$3,356	$(939)	(28)%
Percentage of total revenue	94%	119%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management.

The $0.9 million decrease for the three months ended March 31, 2009 compared with the same period a year ago was primarily due to the following:

•                  $0.6 million decrease in stock-based compensation expense;

•                  $0.2 million decrease in personnel-related costs primarily due to headcount reductions; and

•                  $0.1 million decrease in sales commissions.

Selling, general and administrative expenses included stock-based compensation expense of $0.2 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively. We expect that selling, general and administrative expenses will decrease  in absolute dollars and will be lower as a percentage of net revenue for the remainder of 2009 as our professional services costs related to compliance are generally highest in the first quarter.

Restructuring Charge.

	Three Months Ended March 31,		Year-Over-Year Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Restructuring charge	$275	$—	$275	100%
Percentage of total revenue	11%	—

In the fourth quarter of 2008, our management approved and initiated a plan to exit the unprofitable analog/mixed-signal product lines, which we had acquired in 2007 through asset purchase agreements with Atmel and LDIC. This plan resulted in the elimination of approximately 90 employees, mainly located in our subsidiaries in China and Romania. Total costs in 2009 associated with the restructuring primarily related to accrued employee severance, costs to exit the leased facility in China and other termination costs. We do not expect to incur additional restructuring charges related to this exit initiative in the future. The remaining cash expenditures of approximately $0.3 million are expected to be paid out in the second and third quarters of 2009. This product line exit is expected to result in approximately a $5.5 million reduction in annual operating expenses.

Other Income, net.

	Three Months Ended March 31,		Year-Over-Year Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Other income, net	$203	$1,074	$(871)	(81)%
Percentage of total revenue	8%	38%

Other income, net primarily consisted of interest income on our investments, which was $0.3 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.  Interest income declined $0.7 million due to lower interest rates earned on lower average investment balances than during the comparable quarter in 2008.  The remaining decrease includes $0.1 million of non-investment interest income attributable to an income tax refund received in the first quarter of 2008 resulting from an amended tax return and $0.1 million of foreign exchange losses in the first quarter of 2009.

Provision for Income Taxes.

	Three Months Ended March 31,		Year-Over-Year Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Income tax provision	$(7)	$(43)	$36	84%
Percentage of total revenue	—%	(2)%

Our income tax provisions were primarily attributable to foreign jurisdictions.

The provision for the three months ended March 31, 2009 was primarily attributable to taxes for our foreign subsidiaries and branches and minimum U.S. state income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2009, we had cash and cash equivalents and long and short-term investments of $62.0 million and had total working capital of $37.2 million. Our primary capital requirements are for working capital needs.

Net cash used in operating activities was $4.6 million for the first three months of 2009 and was primarily attributable to our net loss of $4.1 million and $1.2 million in changes in assets and liabilities, offset by non-cash charges, including stock-based compensation expense of $0.4 million, depreciation of $0.2 million and a non-cash restructuring charge of $0.1 million.

Net cash used in operating activities was $1.0 million for the first three months of 2008 and resulted from the net loss of $4.3 million, offset by non-cash charges, including stock-based compensation expense of $1.3 million and depreciation and amortization expense of $0.4 million, and $1.6 million in changes in assets and liabilities.

For the first three months of 2009, we spent approximately $0.3 million on expenditures for property and equipment. Amounts transferred to and from cash and marketable securities resulted in a $1.9 million reduction of cash that did not impact our liquidity. During the first three months of 2008, we made capital expenditures of approximately $0.1 million. Amounts transferred to and from cash and marketable securities resulted in a $4.7 million increase in cash.

Net cash used in financing activities was $0.9 million for the first three months of 2009 was attributable to shares repurchased under a stock repurchase program that was suspended in February 2009.  There was no cash impact from financing activities for the first three months of 2008.

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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Our investment portfolio consists of money market accounts, auction rate securities, corporate debt, commercial paper, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $44.2 million as of March 31, 2009 and earned an average annual interest rate of approximately 2% during the first three months of 2009, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

As of March 31, 2009, we held $7.9 million (net of $1.2 million in recognized losses) of investments, classified as long-term investments, with an auction reset feature (auction-rate securities) whose underlying assets were primarily in student loans. Most of the issuers of our auction-rate securities had an AAA credit rating at March 31, 2009. Auctions for all of these auction-rate securities failed in early 2008, which means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction-rate securities was limited. In November 2008, we accepted an offer from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from us, at our election, at par value at any time during the period from June 30, 2010 to July 2, 2012. In lieu of our making this election, the auction-rate securities will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the auction-rate securities if the auction process fails. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the auction-rate securities and the auction process continues to fail, then we may incur further losses on the carrying value of the auction-rate securities.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting.  During the first three months of 2009, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 16, 2009.  The following discussion is of material changes to the risk factors disclosed in that report.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended March 31, 2009, two customers represented 50% and 10% of total revenue.  For the three months ended March 31, 2008, two customers represented 58% and 10% of total revenue. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in the three months ended March 31, 2009 and 2008 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 39% and 56% of total revenue for the three months ended March 31, 2009 and 2008, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of March 31, 2009, four customers represented 45%, 15%, 14% and 12% of total trade receivables, respectively. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our investments in auction-rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of March 31, 2009, we held $7.9 million (net of $1.2 million in realized losses) of investments, classified as long-term investments, with an auction reset feature (auction-rate securities) whose underlying assets were primarily in student loans. Most of the issuers of our auction-rate securities had a AAA credit rating as of March 31, 2009. Auctions for all of these auction-rate securities failed in early 2008, which means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction-rate securities was limited. In November 2008, we accepted an offer from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from us, at our election, at par value at any time during the period from June 30, 2010 to July 2, 2012. In lieu of our making this election, the auction-rate securities will continue to accrue and pay interest, as determined by the auction process or the terms specified in the prospectus of the auction-rate securities, if the auction process fails. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the auction-rate securities and the auction process continues to fail, then we may incur further losses on the carrying value of the auction-rate securities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2008, our board of directors authorized the Company to purchase of up to $5.0 million of our common stock over a twelve month period. The share repurchases under this program may be made from time to time in the open market subject to market conditions and other factors, in compliance with SEC requirements. These repurchases may be commenced or suspended at any time or from time to time without prior notice. For the three months ended March 31, 2009, we had repurchased and retired approximately 429,000 shares of common stock for approximately $0.9 million.  Total repurchases under the program authorized in October 2008 as of March 31, 2009 were 704,000 shares of common stock for approximately $1.9 million. Repurchases were suspended in February 2009 under this program.

ITEM 6. Exhibits

(a)          Exhibits

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2009

/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer