Form 10-Q
period 2009-06-30
MoSys, Inc.
filed 2009-08-10
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 1, 2009, 31,199,298 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$4,274	$17,515
Short-term investments	20,781	26,560
Accounts receivable, net	1,030	688
Unbilled contracts receivable	2,515	428
Prepaid expenses and other assets	2,236	2,158
Total current assets	30,836	47,349

Long-term investments	20,385	23,395
Property and equipment, net	1,097	958
Goodwill	22,584	12,326
Intangible assets, net	5,903	––
Other assets	1,507	1,905
Total assets	$82,312	$85,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$401	$167
Accrued expenses and other liabilities	1,914	2,235
Accrued restructuring liabilities	473	1,004
Deferred revenue	1,937	639
Total current liabilities	4,725	4,045

Long-term liabilities	4,684	—

Commitments and contingencies (Note 3)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,198 shares and 31,630 shares issued and outstanding at June 30, 2009 and December 31, 2008	312	317
Additional paid-in capital	114,706	114,403
Accumulated other comprehensive income	210	280
Accumulated deficit	(42,325)	(33,112)
Total stockholders’ equity	72,903	81,888
Total liabilities and stockholders’ equity	$82,312	$85,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue
Licensing	$306	$667	$830	$1,099
Royalty	1,675	2,528	3,717	4,913
Total net revenue	1,981	3,195	4,547	6,012

Cost of net revenue
Licensing	276	833	596	1,313
Total cost of net revenue	276	833	596	1,313

Gross profit	1,705	2,362	3,951	4,699

Operating expenses
Research and development	4,072	4,541	7,901	8,837
Selling, general and administrative	2,461	2,926	4,878	6,282
Restructuring charges	431	––	706	––
Total operating expenses	6,964	7,467	13,485	15,119

Loss from operations	(5,259)	(5,105)	(9,534)	(10,420)
Other income, net	151	561	354	1,635

Loss before income taxes	(5,108)	(4,544)	(9,180)	(8,785)
Income tax provision	(26)	(46)	(33)	(89)

Net loss	$(5,134)	$(4,590)	$(9,213)	$(8,874)

Net loss per share
Basic and diluted	$(0.16)	$(0.14)	$(0.29)	$(0.28)
Shares used in computing net loss per share
Basic and diluted	31,198	31, 703	31,261	31, 690

Allocation of stock-based compensation to cost of net revenue and operating expenses included above:
Cost of net revenue	$40	$151	$72	$231
Research and development	279	356	453	729
Selling, general and administrative	469	826	710	1,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,213)	$(8,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349	359
Stock-based compensation	1,235	2,599
Amortization of intangible assets	177	394
Non-cash restructuring charges	122	—
Provision for doubtful accounts	47	—
Net realized gain on auction-rate securities	(16)	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable	451	132
Unbilled contracts receivable	428	245
Prepaid expenses and other assets	104	910
Deferred revenue	(570)	783
Accounts payable	201	261
Accrued expenses and other liabilities	(218)	(19)
Accrued restructuring liabilities	(653)	—
Net cash used in operating activities	(7,556)	(3,210)

Cash flows from investing activities:
Purchases of property and equipment	(343)	(324)
Net cash paid for purchase of Prism Circuits, Inc.	(13,563)	—
Proceeds from sales and maturity of marketable securities	29,102	44,327
Purchases of marketable securities	(19,944)	(37,502)
Net cash provided by (used in) investing activities	(4,748)	6,501

Cash flows from financing activities:
Proceeds from issuance of common stock	—	181
Repurchase of common stock	(937)	—
Net cash provided by (used in) financing activities	(937)	181

Net increase (decrease) in cash and cash equivalents	(13,241)	3,472

Cash and cash equivalents at beginning of period	17,515	37,673
Cash and cash equivalents at end of period	$4,274	$41,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company designs, develops, markets and licenses high performance semiconductor memory and high speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers.

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period.

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

Cash Equivalents and Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has invested its excess cash in money market accounts, auction-rate securities, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities, excluding auction-rate securities, are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income.  Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

Level 3—Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment are used to measure fair value. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 investments and other financial instruments involves the most management judgment and subjectivity.

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

Licensing

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For license agreements that do not require significant development, modification or customization, revenues are generally recognized when the criteria of SAB 104 have been met. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria have been met.

For license agreements that include deliverables requiring significant production, modification or customization, the Company applies American Institute of Certified Public Accountants’ Statement of Position No. 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” When the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimation of the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which the likelihood of such losses is determined. No loss accruals were recorded for the three and six months ended June 30, 2009. In the three months ended June 30, 2008, the Company recorded a loss accrual of $211,000. No other loss accruals were recorded during the six months ended June 30, 2008. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

For contracts involving design specifications that the Company has not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and the Company defers the recognition of all revenue until the design meets the contractual design specifications. In this event, the cost of revenue is expensed as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, the Company defers both the recognition of revenue and the cost. No revenue was recognized under the completed contract method for the three and six months ended June 30, 2009 or 2008.

The Company provides support and maintenance under many of its license agreements. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. Support and maintenance revenue is recognized at its fair value established by objective evidence, ratably over the period during which the obligation exists, typically 12 months. These arrangements are generally renewable annually by the customer.

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general, its license contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone. If the Company performs the contracted services, the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for six months or longer and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. No license revenue was recognized from cancelled contracts for the three and six months ended June 30, 2009 and 2008.

The Company also recognizes prepaid pre-production royalties as license revenues. These are lump sum payments made when the Company enters into licensing agreements that cover future shipments of a product that is not commercially available from the licensee. The Company characterizes such payments as license revenues because they are paid as part of the initial license fee and not with respect to products being produced by the licensee.  These payments are non-cancelable and non-refundable.  No revenue from prepaid production royalties was recognized for the six months ended June 30, 2009 and 2008.

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

•                  If licensing revenue is recognized using the completed contract method, to the extent that the amount of engineering cost does not exceed the amount of the related licensing revenue, the cost of licensing revenue is deferred on a contract-by-contract basis from the time the Company has established technological feasibility of the product to be developed under the license contract. Technological feasibility is established when the Company has completed all activities necessary to demonstrate that the licensee’s product can be produced to meet the performance specifications when incorporating its technology. Deferred costs are charged to cost of licensing revenue when the related revenue is recognized.

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets (see Note 5) were as follows as of June 30, 2009 (dollar amounts in thousands):

	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$4,800	$110	$4,690
Customer relationships	3	390	9	381
Contract backlog	1	750	52	698
Non-compete agreements	1.5	140	6	134
Total		$6,080	$177	$5,903

The related amortization expense was $0.2 million for the three and six months ended June 30, 2009. Amortization expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively.  Amortization expense has been included in research and development expense.  The estimated aggregate amortization expense to be recognized in future years is approximately $1.3 million for the remainder of 2009, $2.1 million for 2010, $1.8 million for 2011 and $0.7 million for 2012.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. As of June 30, 2009 and 2008, stock awards to purchase 10.0 million and 7.9 million shares, respectively, were excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive loss for the three and six months ended June 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(5,134)	$(4,590)	$(9,213)	$(8,874)
Change in net unrealized gains/(loss) on available-for-sale securities	53	(330)	(70)	(671)
Comprehensive loss	$(5,081)	$(4,920)	$(9,283)	$(9,545)

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) No. 141R-1 (FSP No. 141R-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. 141R-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied SFAS No. 141(R) to its acquisition of Prism Circuits, Inc. completed in June 2009 (see Note 5).

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (ii) FSP 115-2 and FSP 124-2 (FSP 115-2 and FSP 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments,” and (iii) SFAS No. 107-1 and APB 28-1 (SFAS No. 107-1 and APB 28-1),”Interim Disclosures about Fair Value of Financial Instruments,” which were effective for the Company’s second quarter of 2009.  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP 115-2 and 124-2 provide operational guidance for determining other-than-temporary impairments for debt securities.  SFAS No. 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The adoption of these accounting pronouncements did not have a material impact on the Company’s financial condition or operating results.

In May 2009, the FASB issued SFAS No. 165 (SFAS No. 165), “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires entities to disclose the date through which subsequent events were evaluated and the basis for that date.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the second quarter of 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or operating results.

In June 2009, the FASB issued SFAS No. 168 (SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 is not expected to have a material impact on the Company’s financial condition or operating results.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding, excluding auction-rate securities and a related right from UBS (see below in this Note 2), were as follows (in thousands):

	June 30, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$4,274	$—	$—	$4,274
Short-term investments:
Corporate notes	$4,020	$25	$—	$4,045
U.S. government agency and municipal bonds	16,609	127	—	16,736
Total short-term investments	$20,629	$152	$—	$20,781
Long-term investments:
Corporate notes	$3,318	$13	$(5)	$3,326
U.S. government agency and municipal bonds	9,101	50	—	9,151
Total long-term investments	$12,419	$63	$(5)	$12,477

	December 31, 2008
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$17,515	$—	$—	$17,515
Short-term investments:
Corporate notes and commercial paper	$8,524	$14	$(6)	$8,532
U.S. government agency and municipal bonds	17,922	106	—	18,028
Total short-term investments	$26,446	$120	$(6)	$26,560
Long-term investments:
Corporate notes	$3,529	$—	$(38)	$3,491
U.S. government agency and municipal bonds	12,181	204	—	12,385
Total long-term investments	$15,710	$204	$(38)	$15,876

Cost and fair value of investments, excluding auction-rate securities, based on three maturity groups at June 30, 2009 were as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$20,629	$152	$—	$20,781
Due in 1-2 years	12,419	63	(5)	12,477
Due in greater than 2 years	—	—	—	—
Total	$33,048	$215	$(5)	$33,258

In accordance with SFAS No. 157, the Company used the concepts of fair value based on estimated discounted future cash flows to value its auction-rate securities that included the following significant inputs and considerations:

•                  projected interest income and principal payments through the expected holding period;

•                  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of June 30, 2009, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                  no default or collateral value risk adjustments were considered for the discount rate, because most of the issuers were AAA-rated by nationally recognized rating agencies at June 30, 2009, and the auction-rate securities were collateralized by student loans, the repayments of which were substantially guaranteed by the U.S. Department of Education.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, investments and the right from UBS related to the auction-rate securities) and for an acquisition-related earn-out payment liability as of June 30, 2009 (in thousands):

	June 30, 2009
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,285	$3,285	$—	$—
Corporate debt securities	7,371	—	7,371	—
U.S. government agency and municipal bonds	25,887	—	25,887	—
Auction-rate securities	7,908	—	—	7,908
Right from UBS	1,178	—	—	1,178
Total assets	$45,629	$3,285	$33,258	$9,086

Acquisition-related earn-out payment liability	4,550	—	—	4,550
Total liabilities	$4,550	$—	$—	$4,550

The following table provides a summary of changes in fair value of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 (in thousands):

Fair Value
Balance at December 31, 2008	$9,120
Transfers to (from) Level 3	––
Realized loss on right from UBS included in earnings	(400)
Realized gain on auction-rate securities included in earnings	400
Balance at March 31, 2009	$9,120
Sale of Level 3 securities	(50)
Realized loss on right from UBS included in earnings	(22)
Realized gain on auction-rate securities included in earnings	38
Balance at June 30, 2009	$9,086

The following table provides a summary of changes in fair value of the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 (in thousands):

Fair Value
Balance at March 31, 2009	$––
Transfers to (from) Level 3	4,550
Balance at June 30, 2009	$4,550

As of June 30, 2009, the Company has classified $7.9 million (net of $1.2 million in realized losses) of its auction-rate securities as long-term investments due to the disruption in the credit markets that resulted in widespread failed auctions. Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security. Most of the issuers of the Company’s auction-rate securities had AAA credit ratings at June 30, 2009, the securities are collateralized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.

On November 11, 2008, the Company accepted an offer, or right, from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from the Company, at the Company’s election, at par value at any time during the period from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS can redeem the securities at par value at its sole election. Additionally, the auction-rate securities are still subject to redemptions by the underlying issuers at any time. As a result of its acceptance of the right, the Company no longer has the intent to hold the securities until maturity and the purchase of the securities by UBS may occur before the markets for these securities recover. Therefore, the Company classifies the auction-rate securities as trading securities. In the first six months of 2009, the Company recorded a realized gain on these auction-rate securities of $0.4 million. However, the Company can elect to have UBS purchase the auction-rate securities from it, therefore has accounted for the right as a separate freestanding financial asset measured at fair value, resulting in the recording of a long-term other asset in the condensed consolidated balance sheet with an offsetting loss of approximately $0.4 million included in the other income, net, line item in the condensed consolidated statements of operations.

The Company valued the right using a discounted cash flow approach including estimates, based on data available as of June 30, 2009, of interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction-rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The Company has elected to account for the right at fair value in accordance with SFAS No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” and will be required to assess the fair value of these two individual assets and record changes each period until the right is exercised or the auction-rate securities are redeemed. The Company will continue to classify the auction-rate securities as long-term investments until one year prior to the expected settlement.

Note 3. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counter-parties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s condensed consolidated financial statements for the three or six months ended June 30, 2009 or 2008 related to these indemnifications.

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

Note 4. Restructuring Charge and Accruals

The Company has recorded restructuring charges in accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These restructuring charges and accruals are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s condensed consolidated statements of operations in the period when such changes are known.

In the fourth quarter of 2008, the Company announced and initiated a plan to exit its unprofitable and non-core analog/mixed-signal product lines, resulting in the elimination of approximately 90 employees and closure of subsidiaries in China and Romania.

In the first quarter of 2009, the Company recorded restructuring charges of $275,000, which were primarily related to employee terminations, costs to exit a leased facility in China and other costs related to closing the analog/mixed-signal subsidiaries. Total restructuring charges resulting from the exit of the analog/mixed-signal product lines were $1.6 million, and the Company does not expect to incur additional restructuring charges related to this exit initiative. The remaining accrued expenditures are expected to be paid in the third quarter of 2009.

In June 2009, the Company announced and initiated a plan to close its Korea research and development office resulting in the elimination of 15 positions.  The Company recorded restructuring charges of $280,000 in the second quarter of 2009, which were primarily related to employee terminations, costs to exit the leased facility and other costs related to closing the subsidiaries. The Company does not expect to incur additional restructuring charges related to the Korea office, and all remaining cash expenditures are expected to be paid in the third and fourth quarters of 2009.

In addition, restructuring charges of $151,000 were recorded in connection with the plan to exit the leased facility that was occupied by the newly acquired employees of Prism Circuits, Inc. (see Note 5).

Restructuring activity as of and for three and six months ended June 30, 2009 was as follows (in thousands):

	Workforce reductions	Facility-related and other termination costs	Asset impairments	Total
Balance at December 31, 2008	$972	$32	$—	$1,004
Restructuring charge	51	211	13	275
Non-cash settlements	—	(71)	(13)	(84)
Cash payments	(917)	(8)	—	(925)
Balance at March 31, 2009	$106	$164	$—	$270
New restructuring charges	165	228	38	431
Non-cash settlements	—	––	(38)	(38)
Cash payments	(106)	(84)	—	(190)
Balance at June 30, 2009	$165	$308	$—	$473

Costs related to workforce reductions primarily represented severance payments and related payroll taxes and benefits. Facility costs and other costs primarily include termination fees related to leases, lease payments to be incurred until termination of the leases and services. Non-cash settlement costs include the write-off of fixed assets and software licenses that are not expected to generate future cash flows.

Note 5. Acquisition of Prism Circuits, Inc.

On June 5, 2009, the Company acquired substantially all the assets of and business of Prism Circuits, Inc. (Prism Circuits), a provider of semiconductor interface IP.  The acquisition significantly expanded the Company’s product portfolio by adding high speed multi-protocol compliant interface IP, which enables communication between semiconductors in a system. The Company believes the integration of its patented memory IP and the newly acquired differentiated interface IP will allow it to provide a more comprehensive and competitive solution to its customers, especially in the networking and communications markets.  With the acquisition, the Company added over fifty engineers experienced in interface IP development and analog/mixed-signal applications.

Under the terms of the acquisition agreement, the Company paid Prism Circuits at closing $15.0 million in cash (offset by approximately $1.4 million of cash it acquired) and assumed certain liabilities of Prism Circuits as consideration for the acquired assets.  The Company also agreed to pay up to an additional $6.5 million of cash (the Earn-Out Payment) shortly after the first anniversary of the closing date, contingent upon the Company’s achievement of certain objectives relating to the Prism Circuits business during that twelve-month period.  In addition, the Company granted options to purchase up to 3.6 million shares of the Company’s common stock to the newly hired Prism Circuits employees as inducements material to employment in accordance with NASDAQ Marketplace Rule 5635(c)(4), in accordance with the terms of the acquisition agreement.  The majority of these options will vest on a straight-line basis over forty-eight months subject to continued employment requirements.

If and to the extent earned, the Earn-Out Payment will be paid to Prism Circuits in the third quarter of 2010.  The objectives for the Earn-Out Payment relate to:

•                  billing and collection by the Company of amounts payable under customer contracts assumed by the Company;

•                  the achievement of specific product development milestones in accordance with a mutually agreed-upon schedule; and

•                  the retention by the Company of certain key employees formerly employed by Prism Circuits.

As thirty percent of the Earn-Out Payment may be earned by the shareholders of Prism Circuits based on the Company’s future employment of individuals, the amount allocated to this objective, or $1.95 million, is not considered to be a component of the acquisition price and is being recognized as compensation expense and accrued on a straight-line basis over the one-year period subsequent to the acquisition. For the three months ended June 30, 2009, the Company recorded $134,000 of expense and liability for the retention objective.  The remaining portion of the Earn-out Payment, or $4.55 million, is included in the acquisition price because the Company expects that it is more likely than not that the objectives related to this Earn-out Payment will be met.

The Company recorded a total acquisition price as follows (in thousands):

Cash	$15,000
Acquisition-related earnout	4,550
Total acquisition price	$19,550

The allocation of the acquisition price for net tangible and intangible assets is as follows (in thousands):

Net tangible assets	$3,212
Identifiable intangible assets:
Developed technology	4,800
Customer relationships	390
Contract backlog	750
Non-compete agreements	140
Goodwill	10,258

Total acquisition price	$19,550

The developed technology asset is attributable to products which have reached technological feasibility.  The value of the developed technology was determined by discounting estimated net future cash flows of the products.

The customer relationships asset is attributable to the Company’s ability and intent to sell existing, in process and future versions of the acquired products to the existing customers of Prism Circuits.  The value of customer relationships was determined by discounting estimated net future cash flows from the customer agreements based on established valuation techniques accepted in the technology industry.

The developed technology and customer relationships assets are being amortized on a straight-line basis over their estimated lives of three years.

 The contract backlog asset is attributable to the value of agreements acquired from Prism Circuits that were in the process of being delivered at the time of acquisition.  The value of the contract backlog was determined by discounting estimated net future cash flows of the milestone payments based on established valuation techniques accepted in the technology industry.  The Company expects to fulfill its obligations under these agreements within the next one year period, therefore this asset is being amortized on a straight-line basis over one year.

The non-compete agreements asset is attributable to the non-compete agreements executed by certain former key employees of Prism Circuits that have been employed by the Company and is being amortized on a straight-line basis over the eighteen month terms of the agreements.

Goodwill represents the excess of the acquisition price of an acquired business over the fair value of the underlying net tangible and intangible assets. In addition, included in the goodwill amount, is the value of the acquired workforce, which has significant expertise in high-speed interface IP and analog/mixed-signal technology.  The Company will assess goodwill for impairment on at least an annual basis or when there is an indicator of impairment.

Note 6. Business Segments and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer. The Company recognized revenue from sales of its products and the licensing of its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Japan	$1,466	$2,101	$3,067	$3,965
United States	396	353	963	667
Taiwan	82	352	369	647
Asia	37	313	124	464
Europe	––	76	24	269
Total	$1,981	$3,195	$4,547	$6,012

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Customer A	57%	60%	53%	59%
Customer B	11%	––	9%	––
Customer C	5%	9%	8%	10%

One customer accounted for 82% of net accounts receivable at June 30, 2009. Five customers accounted for 87% of net accounts receivable at December 31, 2008.

Note 7. Provision for Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized.  The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is currently undergoing an examination of its income tax returns in California, Canada and France.  Management believes that there is minimal risk of a material adjustment in any of these jurisdictions.  The 2005 through 2008 tax years generally remain subject to examination by federal, state, and foreign tax authorities.  As of June 30, 2009, the Company did not have any unrecognized tax benefits and did not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the three and six months ended June 30, 2009 and 2008, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Note 8. Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” the Company recorded $0.8 million and $1.3 million of stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively. The Company recorded $1.2 million and $2.6 million of stock-based compensation expense for the six months ended June 30, 2009 and 2008, respectively. The expense of these awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of June 30, 2009 was $7.5 million and is expected to be recognized as expense over a weighted average period of approximately 3.34 years.

SFAS 123(R) requires the Company to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and six months ended June 30, 2009 and 2008, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information under SFAS 123(R)

As prescribed in SFAS 123(R), the fair value of the Company’s share-based payment awards for three and six months ended June 30, 2009 and 2008 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee stock options:
Risk-free interest rate	1.5% – 2.1%	2.9% – 3.5%	1.2% – 2.1%	1.9% – 3.5%
Volatility	57.0% – 58.8%	49.2% – 50.7%	55.7% – 58.8%	48.5% – 53.6%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	0%	0%	0%	0%

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

A summary of the option and restricted stock award (RSA) activity under the Company’s 1996 Stock Plan and Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) is presented below (in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2008	2,071	4,802	$6.38
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(221)	221	$1.89
Options cancelled	278	(278)	$5.93
Balance at March 31, 2009	2,628	4,745	$6.20
Options granted	(195)	195	$1.79
Options cancelled	351	(351)	$6.04
Balance at June 30, 2009	2,784	4,589	$6.02

The Company may also award shares to new employees outside the Amended 2000 Plan, as material inducements to the acceptance of employment with the Company in accordance with NASDAQ Marketplace Rule 5635(c)(4). These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer, as determined under the Marketplace Rules of the Nasdaq Stock Market.

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2008	2,107	$4.99
Cancelled	(251)	$3.76
Balance at March 31, 2009	1,856	$5.15
Granted	3,398	$1.55
Cancelled	(51)	$3.59
Balance at June 30, 2009	5,203	$2.85

A summary of the restricted stock award and restricted stock unit activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2008	272	$7.01
Vested	(13)	$5.91
Cancelled	(103)	$7.07
Non-vested shares at March 31, 2009	156	$7.07
Granted	21	$1.55
Non-vested shares at June 30, 2009	177	$6.41

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants as of June 30, 2009 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.00 - $4.09	5,035	5.60	$2.08	$344	851	5.12	$3.81	$1
$4.10 - $8.00	3,387	5.21	$5.65	—	2,034	5.35	$5.82	—
$8.01 - $10.00	1,085	2.73	$8.80	—	803	3.03	$8.94	—
$10.01 - $15.69	285	1.18	$11.04	—	285	2.10	$11.04	—
	9,792	5.02	$4.32	$344	3,973	4.60	$6.40	$1

As of June 30, 2009, the Company had 8,386,157 shares fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 4.9 years, weighted average exercise price of $4.65 and aggregate intrinsic value of $245,000.

The total fair value of shares vested using the Black-Scholes method during the six months ended June 30, 2009 and 2008 were $0.9 million and $1.6 million, respectively. The total intrinsic value of employee stock options exercised during the six months ended June 30, 2009 and 2008 was $0 and $41,000, respectively.

Options exercisable were 4.0 million and 3.5 million at June 30, 2009 and 2008, respectively.

Note 9. Stock Repurchases

In October 2008, the Company’s board of directors authorized the Company to purchase up to $5.0 million of its common stock over a twelve month period. The share repurchases under this program may be made from time to time in the open market subject to market conditions and other factors, in compliance with SEC requirements. These repurchases may be commenced or suspended at any time or from time to time without prior notice. For the three months ended March 31, 2009, the Company repurchased and retired approximately 429,000 shares of common stock for approximately $0.9 million under this program. As of June 30, 2009, total repurchases under the program authorized in October 2008 were 704,000 shares of common stock for approximately $1.9 million.  Repurchases were suspended in February 2009 under this program.

The total purchase prices of the common stock repurchased were reflected as decreases to stockholders’ equity during the period of repurchase. Common stock repurchased was recorded based upon the dates of the applicable trades for accounting purposes.

Note 10. Subsequent Events

In accordance with SFAS No. 165, the Company has evaluated subsequent events through August 10, 2009, the filing date of these unaudited condensed consolidated financial statements with the SEC and did not identify any material recognizable subsequent events.

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

Overview

We design, develop, market and license differentiated embedded memory and high speed parallel and serial interface intellectual property, or IP, for advanced Systems on Chips, or SoC, designs. Our patented memory solutions include 1T-SRAM and 1T-FLASH high-density and/or high performance alternatives to traditional volatile and non-volatile embedded memory.

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

In June 2009, we completed the acquisition of substantially all the assets and business of Prism Circuits, Inc. (Prism Circuits), a provider of high-speed parallel and serial interface (I/O) intellectual property.  The acquisition significantly expanded our product portfolio by adding high speed multi-protocol compliant interface IP, which enables communication between semiconductors in a system. We believe the integration of our patented memory IP and the newly acquired differentiated interface IP will allow us to provide a more comprehensive and competitive solution to our customers, especially in the networking and communications markets.  With the acquisition, we added over fifty engineers experienced in interface IP development and analog/mixed-signal applications. We paid Prism Circuits at closing $15.0 million in cash (offset by approximately $1.4 million of cash we acquired) and assumed certain of its liabilities as consideration for the acquired assets.  We also agreed to pay up to an additional $6.5 million of cash as an earn-out payment shortly after the first anniversary of the closing date, contingent upon our achievement of certain objectives relating to the Prism Circuits business during that twelve-month period.  Any earn-out payment will likely be paid in the third quarter of 2010.  In addition, we granted options to purchase up to 3.6 million shares of the Company’s common stock to the newly hired Prism Circuits employees.

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of June 30, 2009, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Revenue.

The table below sets forth data concerning licensing revenue for the three and six months ended June 30, 2009 and 2008:

	June 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Licensing – three months ended	$306	$667	$(361)	(54)%
Percentage of total revenue	15%	21%
Licensing – six months ended	$830	$1,099	$(269)	(24)%
Percentage of total revenue	18%	18%

Licensing revenue decreased for the three and six months ended June 30, 2009 compared with the same period of 2008 due to a decline in the number and value of license agreements for our 1T-SRAM technology licenses in 2009.  These decreases were partially offset by revenue recognized in June 2009 under contracts we assumed in our acquisition of Prism Circuits. Revenue was recognized under the assumed contracts based on the fair value of the fulfillment effort.  With the expanded product portfolio resulting from the acquisition of Prism Circuits, we expect our licensing revenue to increase in future periods as we pursue opportunities in the networking and communications markets.

The table below sets forth data concerning royalty revenue for the three and six months ended June 30, 2009 and 2008:

	June 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Royalty – three months ended	$1,675	$2,528	$(853)	(34)%
Percentage of total revenue	85%	79%
Royalty – six months ended	$3,717	$4,913	$(1,196)	(24)%
Percentage of total revenue	82%	82%

Royalty revenue decreased for the three and six months ended June 30, 2009 compared with the same period a year ago primarily due to a decrease in royalties earned from a major foundry licensee due to a decrease in shipments and from an IDM licensee whose product is used in the Nintendo Wii game console, which resulted from the IDM licensee transitioning to a SoC utilizing a more advanced processing node.  For the new SoC being shipped by this IDM licensee, the contractual royalty reporting occurs one quarter after shipment of products compared to the same quarter reporting for the SoC at the previous process node.  The decrease was partially offset by royalties received from a major OEM customer, which commenced reporting and paying royalties in the third quarter of 2008.

Cost of net revenue and gross profit.

The table below sets forth data concerning cost of net revenue for the three and six months ended June 30, 2009 and 2008:

	June 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Cost of net revenue – three months ended	$276	$833	$(557)	(67)%
Percentage of total revenue	14%	26%
Cost of net revenue – six months ended	$596	$1,313	$(717)	(55)%
Percentage of total revenue	13%	22%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs. Cost of net revenue decreased in absolute dollars and as a percentage of total revenues for both the three and six months ended June 30, 2009 compared with the same periods in 2008.

Cost of net revenue decreased for the three and six months ended June 30, 2009 compared with the same period a year ago primarily due to fewer license arrangements for our 1T-SRAM technology requiring significant engineering services, as well as a $0.2 million loss recorded in the second quarter of 2008 for a loss contract.  We expect that the cost of licensing revenue will grow in absolute dollars and will be higher as a percentage of net revenue for the remainder of 2009 because we anticipate entering into license agreements, primarily for our newly acquired interface IP, requiring more complex development services.  These development services are required as licensees shift to more advanced process geometries, including 65 nanometer and below, as well as porting of technologies to different foundry processes. Cost of net revenue included stock-based compensation expense of $40,000 and $151,000 for the three months ended June 30, 2009 and 2008, respectively, and $72,000 and $231,000 for the six months ended June 30, 2009 and 2008, respectively.

Gross profit decreased to $1.7 million for the three months ended June 30, 2009 from $2.4 million from the year ago quarter mainly due to a decrease in our licensing and royalty revenue.  Gross margin percentage increased to 86% for the three months ended June 30, 2009 from 74% in the same quarter of the prior year primarily due to fewer projects requiring customization and an increase in the percentage of royalty revenue, which has no related costs, as a percentage of total revenues.

Gross profit decreased to $4.0 million for the six months ended June 30, 2009 from $4.7 million from the year ago period mainly due to a decrease in our licensing and royalty revenue, offset by a $0.2 million loss accrual recorded in the second quarter of 2008.  Gross margin percentage increased to 87% for the six months ended June 30, 2009 from 78% in the same quarter of the prior year primarily due to fewer projects requiring customization and an increase in the percentage of royalty revenue, which has no related costs, as a percentage of total revenues.

Research and Development.

The table below sets forth data concerning research and development expenses for the three and six months ended June 30, 2009 and 2008:

	June 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Research and development – three months ended	$4,072	$4,541	$(469)	(10)%
Percentage of total revenue	206%	142%
Research and development – six months ended	$7,901	$8,837	$(936)	(11)%
Percentage of total revenue	174%	147%

Our research and development expenses include development and design of variations of the 1T-SRAM and interface technologies for use in different manufacturing processes used by licensees, development of our 1T-FLASH technology solution, and, for periods through March 31, 2009, costs related to our analog/mixed-signal design technology, including the subsidiaries in China and Romania. We expense research and development costs as they are incurred. Our research and development expenses decreased in absolute dollars but increased as a percentage of total revenues for both the three and six months ended June 30, 2009 compared with the same periods a year ago.

The $0.5 million decrease for the three months ended June 30, 2009 compared with the same period a year ago was primarily due to the following:

•                  $1.2 million decrease in costs related to the analog/mixed-signal product lines resulting from the exit of these product lines which was completed in the first quarter of 2009;

•                  $0.4 million increase in costs related to the operations acquired from Prism Circuits; and

•                  $0.3 million increase in personnel-related costs, including payroll taxes, as we expanded our engineering team working on our non-volatile 1T-FLASH memory technology.

Research and development expenses included stock-based compensation expense of $0.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively.

The $0.9 million decrease for the six months ended June 30, 2009 compared with the same period a year ago was primarily due to the following:

•                        $1.9 million decrease in costs related to the analog/mixed-signal product lines resulting from the exit of these product lines, which was completed in the first quarter of 2009;

•                        $0.5 million increase in personnel-related costs, including payroll taxes, as we expanded our engineering team working on our non-volatile 1T-FLASH memory technology;

•                        $0.4 million increase in costs related to the operations acquired from Prism Circuits; and

•                        $0.1 million increase in other individually minor items.

Research and development expenses included stock-based compensation expense of $0.5 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.

We expect that research and development expenses will increase in absolute dollars and will be lower as a percentage of net revenue for the remainder of 2009 as future costs will include costs related to our new interface IP personnel, amortization costs related to acquired intangible assets and accretive compensation charges related to our acquisition Prism Circuits’ business.

Selling, General and Administrative.

The table below sets forth data concerning selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2009 and 2008:

	June 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
SG&A – three months ended	$2,461	$2,926	$(465)	(16)%
Percentage of total revenue	124%	92%
SG&A – six months ended	$4,878	$6,282	$(1,404)	(22)%
Percentage of total revenue	107%	104%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Selling, general and administrative expenses decreased in absolute dollars but increased as a percentage of total revenues for both the three and six months ended June 30, 2009 compared with the same periods a year ago.

The $0.5 million decrease for the three months ended June 30, 2009 compared with the same period of 2008 was primarily due to the following:

•               $0.4 million decrease in personnel-related costs, primarily due to headcount reductions;

•               $0.3 million decrease in stock-based compensation expense;

•               $0.3 million increase in acquisition transaction costs, primarily legal and accounting fees, related to the acquisition of Prism Circuits; and

•               $0.1 million decrease in other individually minor items.

Selling, general and administrative expenses included stock-based compensation expense of $0.5 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively.

The $1.4 million decrease for the six months ended June 30, 2009 compared with the same period of 2008 was primarily due to the following:

•               $0.9 million decrease in stock-based compensation expense;

•               $0.6 million decrease in personnel-related costs primarily due to headcount reductions;

•               $0.3 million increase in acquisition transaction costs, primarily legal and accounting fees, related to the acquisition of Prism Circuits; and

•               $0.2 million decrease in other individually minor items.

Selling, general and administrative expenses included stock-based compensation expense of $0.7 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively. We expect that selling, general and administrative expenses will remain consistent in absolute dollars and will be lower as a percentage of net revenue for the remainder of 2009 as the second half of the year includes professional service costs related to accounting and regulatory compliance, which is expected to be offset by lower acquisition-related transaction costs.

Restructuring Charges.

The table below sets forth data concerning restructuring expenses for the three and six months ended June 30, 2009 and 2008:

	June 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Restructuring charges – three months ended	$431	$—	$431	100%
Percentage of total revenue	22%	—%
Restructuring charges – six months ended	$706	$—	$706	100%
Percentage of total revenue	16%	—%

Restructuring charges for the three months ended June 30, 2009 resulted from the closure of our Korea research and development office resulting in the elimination of 15 positions.  We recorded restructuring charges of $0.3 million, which were primarily related to employee terminations, costs to exit the leased facility and other costs related to closing the subsidiaries. We do not expect to incur additional restructuring charges related to the Korea office and all remaining cash expenditures are expected to be paid in the third and fourth quarters of 2009.  Additionally, restructuring charges of $0.1 million were recorded in connection with the plan to exit the leased facility that was occupied by the newly acquired employees of Prism Circuits.

Restructuring charges for the six months ended June 30, 2009 included the items discussed above with the addition of $0.3 million of costs related to the closure of the offices in Romania and China recorded in the first quarter of 2009.  The costs primarily related to employee terminations costs and costs to exit the leased facility in China.  The remaining cash expenditures are expected to be paid in the third quarter of 2009.

Other Income, net.

The table below sets forth data concerning other income, net, for the three and six months ended June 30, 2009 and 2008:

	June 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Other income, net – three months ended	$151	$561	$(410)	(73)%
Percentage of total revenue	8%	18%
Other income, net – six months ended	$354	$1,635	$(1,281)	(78)%
Percentage of total revenue	8%	27%

Other income, net, primarily consisted of interest income on our investments, which was $0.3 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively.  Interest income declined $0.3 million due to lower interest rates earned on lower average investment balances than during the comparable quarter in 2008.  The remaining decrease includes a $0.1 million charge to reserve for potentially uncollectible refundable foreign withholding taxes.

Interest income was $0.6 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively. Interest income for the six months ended June 30, 2009 declined $1.0 million compared with the same period a year ago due to lower interest rates earned on lower average investment balances than during the comparable period in 2008.  The remaining decrease includes a $0.1 million charge to reserve for potentially uncollectible foreign withholding taxes and $0.1 million in foreign exchange transaction losses.

Provision for Income Taxes.

The table below sets forth data concerning the provision for income taxes for the three and six months ended June 30, 2009 and 2008:

	June 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Provision for income taxes – three months ended	$(26)	$(46)	$20	43%
Percentage of total revenue	1%	1%
Provision for income taxes – six months ended	$(33)	$(89)	$56	63%
Percentage of total revenue	1%	1%

Our income tax provisions were primarily attributable to foreign jurisdictions.

The provisions for the three and six months ended June 30, 2009 and 2008 were primarily attributable to taxes owed by our foreign subsidiaries and branches and minimum U.S. state income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2009, we had cash and cash equivalents and long and short-term investments of $45.4 million and had total working capital of $26.1 million. Our primary capital requirements are for working capital needs.

Net cash used in operating activities was $7.6 million for the first six months of 2009 and was primarily attributable to our net loss of $9.2 million, $0.3 million in changes in assets and liabilities, net of the acquisition of Prism Circuits, offset by non-cash charges, including stock-based compensation expense of $1.2 million, depreciation and amortization of $0.5 million and a non-cash restructuring charge of $0.1 million.

Net cash used in operating activities was $3.2 million for the first six months of 2008 and primarily consisted of the net loss of $8.9 million, which was partially offset by non-cash charges, including stock-based compensation expense of $2.6 million and depreciation and amortization of $0.8 million and $2.3 million generated from changes in assets and liabilities.

Net cash used in investing activities was $4.8 million for the first six months of 2009, and included $13.6 million net cash paid for the acquisition of Prism Circuits in June 2009 and $0.3 million for purchases of fixed assets. Amounts transferred to and from cash and marketable securities resulted in a $9.2 million increase in cash that did not impact our liquidity.

For the first six months of 2008, we spent approximately $0.3 million for purchases of fixed assets.  Amounts transferred to and from cash and marketable securities resulted in a $6.8 million increase in cash that did not impact our liquidity.

Net cash used in financing activities was $0.9 million for the first six months of 2009 and was attributable to shares repurchased under a stock repurchase program that was suspended in February 2009.  Net cash provided by financing activities was $0.2 million in the first six months of 2008 and consisted of proceeds received from the exercise of stock options.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•       profitability of our business.

We expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. Our anticipated cash needs in the next twelve to fifteen months include the possible payment of up to $6.5 million in cash to Prism Circuits as earn-out consideration.  We cannot be certain, however, that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we may need to raise additional funding through public or private financings. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition. We expect that a licensing business such as ours generally will require less cash to support operations.

Contractual Obligations

The impact that our contractual obligations as of June 30, 2009 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating Leases	$762	$672	$90	$—
Purchase Commitments	1,677	1,176	501	—
	$2,439	$1,848	$591	$—

Purchase commitments include licenses related to computer-aided design tools payable through January 2012.

Included above is approximately $0.2 million in future minimum lease payments attributable to a leased facility that was occupied by the newly acquired employees of Prism Circuits.  We planned to exit the facility, therefore recorded the $0.2 million as restructuring charges in the second quarter of 2009.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, auction rate securities, corporate debt, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $44.5 million as of June 30, 2009 and earned an average annual interest rate of approximately 1.9% during the first six months of 2009, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

As of June 30, 2009, we held $7.9 million (net of $1.2 million in recognized losses) of investments, classified as long-term investments, with an auction reset feature (auction-rate securities) whose underlying assets were primarily in student loans. Most of the issuers of our auction-rate securities had an AAA credit rating at June 30, 2009. Auctions for all of these auction-rate securities failed in early 2008, which means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction-rate securities was limited. In November 2008, we accepted an offer from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from us, at our election, at par value at any time during the period from June 30, 2010 to July 2, 2012. In lieu of our making this election, the auction-rate securities will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the auction-rate securities if the auction process fails. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the auction-rate securities and the auction process continues to fail, then we may incur further losses on the carrying value of the auction-rate securities.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting.  During the first six months of 2009, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended June 30, 2009, two customers represented 57% and 11% of total revenue, respectively. For the six months ended June 30, 2009, one customer represented 53% of total revenue. For the three months ended June 30, 2008, one customer represented 60% of total revenue. For the six months ended June 30, 2008, two customers represented 59% and 10% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in the three months ended June 30, 2009 and 2008 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 49% and 53% of total revenue for the three months ended June 30, 2009 and 2008, respectively, and 44% and 54% for the six months ended June 30, 2009 and 2008, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of June 30, 2009, one customer represented 82% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our investments in auction-rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of June 30, 2009, we held $7.9 million (net of $1.2 million in realized losses) of investments, classified as long-term investments, with an auction reset feature (auction-rate securities) whose underlying assets were primarily in student loans. Most of the issuers of our auction-rate securities had a AAA credit rating as of June 30, 2009. Auctions for all of these auction-rate securities failed in early 2008, which means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction-rate securities was limited. In November 2008, we accepted an offer from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from us, at our election, at par value at any time during the period from June 30, 2010 to July 2, 2012. In lieu of our making this election, the auction-rate securities will continue to accrue and pay interest, as determined by the auction process or the terms specified in the prospectus of the auction-rate securities, if the auction process fails. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the auction-rate securities and the auction process continues to fail, then we may incur further losses on the carrying value of the auction-rate securities.

We may not achieve the increase in revenues and other benefits we anticipated from the acquisition of Prism Circuits.

On June 5, 2009, we acquired substantially all the assets of and business of Prism Circuits, Inc., a provider of semiconductor interface IP.  The acquisition is expected to result in an increase in our revenues for the second half of 2009 and 2010 as well as other benefits, including:  the expansion of our product portfolio and addressable markets; acceleration of the growth opportunity for our 1T-SRAM IP in the networking and communications markets; and the addition of a highly talented team of engineers.  We may not achieve these and other anticipated benefits from the acquisition as the result of various risks and uncertainties, including, but not limited to, the following:

•                  weaker than expected customer acceptance of our embedded memory proprietary technologies and the acquired interface IP;

•                  difficulties in integrating the operations of the Prism Circuits business and achieving strategic objectives;

•                  difficulties in retaining key personnel that we hired from Prism Circuits;

•                  customer loss and disruption of our combined business;

•                  difficulties and delays in the further development, production, testing and marketing of the acquired technologies;

•                  a weaker than expected level of intellectual property protection provided by our patents;

•                  the expenses and other consequences of litigation, including intellectual property infringement litigation, to which we may be or may become a party from time to time;

•                  weaker than expected growth, or contraction, of markets served by licensees and customers of our historic business and that of Prism Circuits;

•                  the short operating history of Prism Circuits prior to the acquisition; and

•                  our lack of experience in conducting and operating the newly acquired technologies and operations of Prism Circuits in combination with our historical proprietary technologies and operations.

The integration of Prism Circuits’ business and operations with our own may not be completed successfully, cost-effectively or on a timely basis.

Following completion of our acquisition of the assets and business of Prism Circuits on June 5, 2009, we began integrating Prism Circuits’ operations with our own.  We expect that the integration process will continue to require significant time and attention from our management in the near future, and there is no assurance that we will successfully or cost-effectively integrate Prism Circuits’ operations with our own.  The difficulties inherent in the integration process include, among others:

•                  the diversion of management’s attention from the day-to-day operations of the combined company;

•                  the assimilation of Prism Circuits employees and the integration of two business cultures;

•                  challenges in attracting and retaining key personnel;

•                  the integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•                  challenges in keeping existing customers and obtaining new customers; and

•                  challenges in combining product offerings and sales and marketing activities.

If our management is unable to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and its results of operations and financial condition may be harmed.

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a)      The 2009 Annual Meeting of Stockholders of MoSys, Inc. was held June 2, 2009 at our corporate headquarters in Sunnyvale, California.

The proposals presented at the meeting were:

1.               To elect six members of the Board of Directors to hold office until the next annual meeting of stockholders.

2.               To ratify the appointment of the accounting firm of Burr, Pilger & Mayer LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009.

(b)     Each of the six individuals nominated to serve as a member of the Board of Directors was elected to hold office until the next annual meeting of stockholders and received the number of votes set forth below:

	For	Withhold
Carl E. Berg	25,225,315	4,011,911
Chenming Hu	28,897,725	339,501
Tommy Eng	28,900,325	336,901
James D. Kupec	28,632,572	604,654
Chi-Ping Hsu	28,888,004	349,222
Leonard Perham	24,683,303	4,553,923

(c)  The ratification of the appointment of Burr, Pilger & Mayer LLP as our independent registered accountants for the fiscal year ended December 31, 2009, was approved by the votes set forth below:

For	Abstentions
[ 29,145,887 ]	[ 91,339 ]

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2009

/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification