Form 10-Q
period 2009-09-30
MoSys, Inc.
filed 2009-11-09
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 1, 2009, 31,216,298 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$7,797	$17,515
Short-term investments	24,201	26,560
Accounts receivable, net	1,298	688
Unbilled contracts receivable	1,083	428
Prepaid expenses and other assets	3,221	2,158
Total current assets	37,600	47,349

Long-term investments	10,671	23,395
Property and equipment, net	1,392	958
Goodwill	23,017	12,326
Intangible assets, net	5,260	—
Other assets	238	1,905
Total assets	$78,178	$85,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$501	$167
Accrued expenses and other liabilities	1,877	2,235
Accrued acquisition-related earn-out costs	5,171	—
Accrued restructuring liabilities	165	1,004
Deferred revenue	1,587	639
Total current liabilities	9,301	4,045

Long-term liabilities	156	—

Commitments and contingencies (Note 3)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,216 shares and 31,630 shares issued and outstanding at September 30, 2009 and December 31, 2008	312	317
Additional paid-in capital	115,659	114,403
Accumulated other comprehensive income	123	280
Accumulated deficit	(47,373)	(33,112)
Total stockholders’ equity	68,721	81,888
Total liabilities and stockholders’ equity	$78,178	$85,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue
Licensing	$1,332	$1,198	$2,162	$2,297
Royalty	2,036	2,856	5,753	7,769
Total net revenue	3,368	4,054	7,915	10,066

Cost of net revenue
Licensing	682	845	1,278	2,158
Total cost of net revenue	682	845	1,278	2,158

Gross profit	2,686	3,209	6,637	7,908

Operating expenses
Research and development	5,668	4,175	13,569	13,012
Selling, general and administrative	2,202	2,641	7,080	8,923
Restructuring charges	—	—	706	—
Total operating expenses	7,870	6,816	21,355	21,935

Loss from operations	(5,184)	(3,607)	(14,718)	(14,027)
Other income, net	139	391	493	2,026

Loss before income taxes	(5,045)	(3,216)	(14,225)	(12,001)
Income tax provision	(3)	(22)	(36)	(111)

Net loss	$(5,048)	$(3,238)	$(14,261)	$(12,112)

Net loss per share
Basic and diluted	$(0.16)	$(0.10)	$(0.46)	$(0.38)
Shares used in computing net loss per share
Basic and diluted	31,205	31, 777	31,239	31, 719

Allocation of stock-based compensation to cost of net revenue and operating expenses included above:
Cost of net revenue	$90	$111	$162	$342
Research and development	332	207	785	936
Selling, general and administrative	503	660	1,213	2,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,261)	$(12,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	581	541
Stock-based compensation	2,160	3,577
Amortization of intangible assets	820	591
Non-cash restructuring charges	122	—
Provision for doubtful accounts	47	—
Net realized gain on auction-rate securities	(22)	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable	183	345
Unbilled contracts receivable	1,860	231
Prepaid expenses and other assets	555	676
Deferred revenue	(1,353)	481
Accounts payable	101	3
Accrued expenses and other liabilities	232	310
Accrued restructuring liabilities	(805)	—
Net cash used in operating activities	(9,780)	(5,357)

Cash flows from investing activities:
Purchases of property and equipment	(850)	(364)
Net cash paid for purchase of Prism Circuits, Inc.	(13,563)	—
Proceeds from sales and maturities of marketable securities	38,101	54,503
Purchases of marketable securities	(22,717)	(44,280)
Net cash provided by investing activities	971	9,859

Cash flows from financing activities:
Proceeds from issuance of common stock	28	184
Repurchase of common stock	(937)	—
Net cash provided by (used in) financing activities	(909)	184

Net increase (decrease) in cash and cash equivalents	(9,718)	4,686

Cash and cash equivalents at beginning of period	17,515	37,673
Cash and cash equivalents at end of period	$7,797	$42,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc., or the Company, was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company designs, develops, markets and licenses high performance semiconductor memory and high speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period.

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

Fair Value Measurements

The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

Level 1—Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2—Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s Level 2 securities include cash equivalents and available-for-sale securities, which consisted primarily of commercial paper, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

Revenue Recognition

General

The Company generates revenue from the licensing of its IP, and customers pay fees for licensing, development services, royalties and maintenance and support. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements. When sales arrangements contain multiple elements (e.g., license and services), the Company reviews each element to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the consideration payable to the Company under the agreement is allocated to each unit of accounting using either the relative fair value method or the residual fair value method. Revenue is recognized for each unit of accounting when the revenue recognition criteria have been met for that unit of accounting.

Licensing

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For license agreements that do not require significant development, modification or customization, revenues are generally recognized when the revenue recognition criteria have been met. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria have been met.

For license agreements that include deliverables requiring significant production, modification or customization, and where the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimating the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined to be likely. No loss accruals were recorded for the three and nine months ended September 30, 2009. In the nine months ended September 30, 2008, the Company recorded a loss accrual of $211,000. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

For contracts involving design specifications that the Company has not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and the Company defers the recognition of all revenue until the design meets the contractual design specifications. In this event, the cost of revenue is expensed as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, the Company defers both the recognition of revenue and the cost. No revenue was recognized under the completed contract method for the three and nine months ended September 30, 2009 or 2008.

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

From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company’s control and is often caused by changes in market conditions or the licensee’s business. Cancellations of this nature are an aspect of the Company’s licensing business, and, in general, its license contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company’s license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone. If the Company performs the contracted services, the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for six months or longer and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue under the completed contract method. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. No license revenue was recognized from cancelled contracts for the three and nine months ended September 30, 2009 and 2008.

Under limited circumstances, the Company also recognizes prepaid pre-production royalties as license revenues. These are lump sum payments made when the Company enters into licensing agreements that cover future shipments of a product that is not commercially available from the licensee. The Company characterizes such payments as license revenues because they are paid as part of the initial license fee and not with respect to products being produced by the licensee.  These payments are non-cancelable and non-refundable.  No revenue from prepaid production royalties was recognized for the three and nine months ended September 30, 2009 and 2008.

Royalty

The Company’s licensing contracts typically also provide for royalties based on licensees’ use of our technology in their currently shipping commercial products. The Company generally recognizes royalties in the quarter in which it receives the licensee’s report.  Under limited circumstances, the Company may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with the Company’s normal billing terms. If any of these criteria are not met, the Company defers revenue recognition until such time as all criteria have been met.

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

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill during the nine months ended September 30, 2009 (in thousands):

Nine Months Ended
September 30, 2009

Beginning balance	$12,326
Goodwill recorded in connection with the acquisition of Prism Circuits, Inc.	10,258
Purchase price adjustment — Prism Circuits, Inc.	433
Ending balance	$23,017

The above purchase price adjustment to the acquisition of Prism Circuits, Inc. reflects a revision to the fair value contractual obligations assumed due to new information that existed at the date of acquisition (see Note 5).

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to the acquisition of Prism Circuits, Inc. (see Note 5) were as follows as of September 30, 2009 (dollar amounts in thousands):

	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$4,800	$510	$4,290
Customer relationships	3	390	41	349
Contract backlog	1	750	239	511
Non-compete agreements	1.5	140	30	110
Total		$6,080	$820	$5,260

The related amortization expense was $0.6 million and $0.8 million for the three and nine months ended September 30, 2009. Amortization expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively.  Amortization expense has been included in research and development expense.  The estimated aggregate amortization expense to be recognized in future years is approximately $0.6 million for the remainder of 2009, $2.1 million for 2010, $1.8 million for 2011 and $0.8 million for 2012.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. As of September 30, 2009 and 2008, outstanding stock awards to purchase 10.3 million and 7.2 million shares, respectively, were excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive loss for the three and nine months ended September 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(5,048)	$(3,238)	$(14,261)	$(12,112)
Change in net unrealized gains on available-for-sale securities	(87)	(335)	(157)	(1,006)
Comprehensive loss	$(5,135)	$(3,573)	$(14,418)	$(13,118)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued revised guidance for addressing the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, and instead requires assumed assets and liabilities to be recognized at fair value at the acquisition date. The guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the guidance to its acquisition of Prism Circuits, Inc. completed in June 2009 (see Note 5).

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments for debt securities. The Company adopted the guidance on a prospective basis beginning April 1, 2009, which did not have a material impact on the Company’s financial condition or operating results.

In May 2009, the FASB issued guidance establishing general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires entities to disclose the date through which subsequent events were evaluated and the basis for that date.  The Company adopted this guidance during the second quarter of 2009, and adoption did not have a material impact on the Company’s financial condition or operating results.

In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification (the Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification  supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted the Codification for the quarter ended September 30, 2009, which did not have a material impact on the Company’s financial condition or operating results.

In October 2009, the FASB issued guidance for revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance.  Under this guidance, when vendor-specific objective evidence or third-party evidence for deliverables in such an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Additionally in October 2009, the FASB issued guidance modifying its earlier software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The guidance for both topics will apply to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the guidance will have on its consolidated financial statements.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding, excluding auction-rate securities and a related right from UBS Financial Services, Inc. (UBS) (see below in this Note 2), were as follows (in thousands):

	September 30, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$7,797	$—	$—	$7,797
Short-term investments:
Corporate notes	$2,781	$19	$—	$2,800
U.S. government agency and municipal bonds	13,401	73	—	13,474
Total short-term investments	$16,182	$92	$—	$16,274
Long-term investments:
Corporate notes	$3,541	$13	$(5)	$3,549
U.S. government agency and municipal bonds	7,100	22	—	7,122
Total long-term investments	$10,641	$35	$(5)	$10,671

	December 31, 2008
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$17,515	$—	$—	$17,515
Short-term investments:
Corporate notes and commercial paper	$8,524	$14	$(6)	$8,532
U.S. government agency and municipal bonds	17,922	106	—	18,028
Total short-term investments	$26,446	$120	$(6)	$26,560
Long-term investments:
Corporate notes	$3,529	$—	$(38)	$3,491
U.S. government agency and municipal bonds	12,181	204	—	12,385
Total long-term investments	$15,710	$204	$(38)	$15,876

Cost and fair value of investments, excluding auction-rate securities, based on three maturity groups at September 30, 2009 were as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$16,182	$92	$—	$16,274
Due in 1-2 years	10,641	35	(5)	10,671
Due in greater than 2 years	—	—	—	—
Total	$26,823	$127	$(5)	$26,945

The Company used the concepts of fair value based on estimated discounted future cash flows to value its auction-rate securities that included the following significant inputs and considerations:

•                  projected interest income and principal payments through the expected holding period;

•                  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of September 30, 2009, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                  no default or collateral value risk adjustments were considered for the discount rate, because most of the issuers were AAA-rated by nationally recognized rating agencies at September 30, 2009, and the auction-rate securities were collateralized by student loans, the repayments of which were substantially guaranteed by the U.S. Department of Education.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, investments and the right from UBS related to the auction-rate securities) and for an acquisition-related earn-out liability as of September 30, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Money market funds	$6,853	$6,853	$—	$—
Corporate debt securities	6,349	—	6,349	—
U.S. government agency and municipal bonds	20,597	—	20,597	—
Auction-rate securities	7,927	—	—	7,927
Right from UBS	1,165	—	—	1,165
Total assets	$42,891	$6,853	$26,946	$9,092

Acquisition-related earn-out liability	4,550	—	—	4,550
Total liabilities	$4,550	$—	$—	$4,550

The following table provides a summary of changes in fair value of the Company’s financial assets measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands):

Fair Value
Balance at December 31, 2008	$9,120
Transfers to (from) Level 3	—
Realized loss on right from UBS included in earnings	(400)
Realized gain on auction-rate securities included in earnings	400
Balance at March 31, 2009	$9,120
Sale of Level 3 securities	(50)
Realized loss on right from UBS included in earnings	(22)
Realized gain on auction-rate securities included in earnings	38
Balance at June 30, 2009	$9,086
Realized loss on right from UBS included in earnings	(13)
Realized gain on auction-rate securities included in earnings	19
Balance at September 30, 2009	$9,092

The following table provides a summary of changes in fair value of the Company’s acquisition-related earn-out liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands):

Fair Value
Balance at December 31, 2009	$—
Transfers to Level 3	4,550
Balance at September 30, 2009	$4,550

As of September 30, 2009, the Company has classified $7.9 million (net of $1.2 million in realized losses) of its auction-rate securities as short-term investments.  Most of the issuers of the Company’s auction-rate securities had AAA credit ratings at September 30, 2009, the securities are collateralized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.

On November 11, 2008, the Company accepted an offer, or right, from UBS by which UBS will purchase the auction-rate securities from the Company, at the Company’s election, at par value at any time during the period from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS can redeem the securities at par value at its sole election. Additionally, the auction-rate securities are still subject to redemptions by the underlying issuers at any time. As a result of its acceptance of the right, the Company no longer has the intent to hold the securities until maturity and the purchase of the securities by UBS may occur before the markets for these securities recover. Therefore, the Company classifies the auction-rate securities as trading securities. In the first nine months of 2009, the Company recorded a realized gain on these auction-rate securities of $0.5 million. However, because the Company can elect to have UBS purchase the auction-rate securities from it, it has accounted for the right as a separate freestanding financial asset measured at fair value, resulting in the recording of a long-term other asset in the condensed consolidated balance sheet with an offsetting loss of approximately $0.5 million included in the other income, net line item in the condensed consolidated statements of operations for the nine months ended September 30, 2009.

The Company valued the right using a discounted cash flow approach including estimates, based on data available as of September 30, 2009, of interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction-rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The Company will be required to assess the fair value of these two individual assets and record changes each period until the right is exercised or the auction-rate securities are redeemed.

Note 3. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counter-parties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation, infringement of third-party intellectual property right or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s condensed consolidated financial statements for the three or nine months ended September 30, 2009 or 2008 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Legal Matters

The Company is not a party to any material legal proceeding which would be expected to have a material adverse effect on its consolidated financial position or results of operations. From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Note 4. Restructuring Charges and Accruals

In the fourth quarter of 2008, the Company announced and initiated a plan to exit its unprofitable and non-core analog/mixed-signal product lines, resulting in the elimination of approximately 90 employees and closure of subsidiaries in China and Romania.  In the first quarter of 2009, the Company recorded restructuring charges of $275,000, which were primarily related to employee terminations, costs to exit a leased facility in China and other costs related to closing the analog/mixed-signal subsidiaries. Total restructuring charges resulting from the exit of the analog/mixed-signal product lines were $1.6 million, and the Company does not expect to incur additional restructuring charges related to this exit initiative. The remaining accrued expenditures are expected to be paid in the fourth quarter of 2009.

In the second quarter of 2009, the Company announced and initiated a plan to close its Korea research and development office resulting in the elimination of 15 positions.  The Company recorded restructuring charges of $280,000 in the second quarter of 2009, which were primarily related to employee terminations, costs to exit the leased facility and other costs related to closing the subsidiaries. The Company does not expect to incur additional restructuring charges related to the Korea office, and all remaining cash expenditures are expected to be paid in the fourth quarter of 2009.

In addition, restructuring charges of $151,000 were recorded in June 2009 in connection with the Company’s exit from the leased facility occupied by Prism Circuits, Inc. in Santa Clara, California (see Note 5).

These restructuring charges and accruals are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s condensed consolidated statements of operations in the period when such changes are known.

Restructuring activity was follows (in thousands):

	Workforce reductions	Facility-related and other termination costs	Asset impairments	Total
Balance at December 31, 2008	$972	$32	$—	$1,004
Restructuring charge	51	211	13	275
Non-cash settlements	—	(71)	(13)	(84)
Cash payments	(917)	(8)	—	(925)
Balance at March 31, 2009	$106	$164	$—	$270
New restructuring charge	165	228	38	431
Non-cash settlements	—	—	(38)	(38)
Cash payments	(106)	(84)	—	(190)
Balance at June 30, 2009	$165	$308	$—	$473
Cash payments	(165)	(143)	—	(308)
Balance at September 30, 2009	$—	$165	$—	$165

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

Note 5. Acquisition of Prism Circuits, Inc.

In June 2009, the Company acquired substantially all the assets and business of Prism Circuits, Inc. (Prism Circuits), a provider of semiconductor interface IP.  The acquisition significantly expanded the Company’s product portfolio by adding high speed multi-protocol compliant interface IP, which enables communication between semiconductors in a system. With the acquisition, the Company added over fifty engineers experienced in interface IP development and analog/mixed-signal applications.

Under the terms of the acquisition agreement, the Company paid Prism Circuits $15.0 million in cash at closing (offset by approximately $1.4 million of cash acquired) and assumed certain liabilities of Prism Circuits as consideration for the acquired assets.  The Company also agreed to pay up to an additional $6.5 million of cash (the Earn-Out Payment) shortly after the first anniversary of the closing date, contingent upon the Company’s achievement of certain objectives relating to the Prism Circuits business during that twelve-month period.  In addition, the Company granted options to purchase 3.6 million shares of the Company’s common stock to the newly hired Prism Circuits employees as inducements material to employment in accordance with NASDAQ Marketplace Rule 5635(c)(4), in accordance with the terms of the acquisition agreement.  The majority of these options will vest on a straight-line basis over forty-eight months subject to continued employment requirements.

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

Because the acquisition agreement provides that thirty percent of the Earn-Out Payment may be earned by the shareholders of Prism Circuits based on the Company’s future employment of individuals, the amount allocated to this objective, or $1.95 million, is not considered to be a component of the acquisition price and is being recognized as compensation expense and accrued on a straight-line basis over the one-year period subsequent to the acquisition. For the three months ended September 30, 2009, the Company recorded $0.5 million of expense and liability for the retention objective.  The remaining portion of the Earn-out Payment, or $4.55 million, is included in the acquisition price because the Company expects that it is more likely than not that the objectives related to this Earn-out Payment will be met.

The Company recorded a total acquisition price as follows (in thousands):

Cash	$15,000
Acquisition-related earnout	4,550
Total acquisition price	$19,550

The allocation of the acquisition price for net tangible and intangible assets is as follows (in thousands):

Net tangible assets	$2,779
Identifiable intangible assets:
Developed technology	4,800
Customer relationships	390
Contract backlog	750
Non-compete agreements	140
Goodwill	10,691

Total acquisition price	$19,550

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

The contract backlog asset is attributable to the value of agreements acquired from Prism Circuits that were in the process of being delivered at the time of acquisition.  The value of the contract backlog was determined by discounting estimated net future cash flows of the milestone payments based on established valuation techniques accepted in the technology industry.  The Company expects to fulfill its obligations under these agreements within the next one year period, and therefore this asset is being amortized on a straight-line basis over one year.

The non-compete agreements asset is attributable to the non-compete agreements executed by certain former key employees of Prism Circuits that have been employed by the Company and is being amortized on a straight-line basis over the eighteen month terms of the agreements.

Goodwill represents the excess of the acquisition price of an acquired business over the fair value of the underlying net tangible and intangible assets. In the third quarter of 2009, a purchase price adjustment of $0.4 million was recorded reflecting a revision to the fair value of contractual obligations assumed due to new information that existed on the acquisition date.  Included in the goodwill amount is the value of the acquired workforce, which has significant expertise in high-speed interface IP and analog/mixed-signal technology.  The Company will assess goodwill for impairment on at least an annual basis or when there is an indicator of impairment.

Note 6. Business Segments and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer. The Company recognized revenue from sales of its products and the licensing of its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Japan	$2,260	$2,287	$5,327	$6,252
United States	784	593	1,747	1,260
Taiwan	300	873	669	1,521
Asia	24	283	148	746
Europe	—	18	24	287
Total	$3,368	$4,054	$7,915	$10,066

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Customer A	41%	51%	48%	56%
Customer B	22%	—	10%	—
Customer C	13%	—	7%	—
Customer D	8%	16%	8%	12%

Two customers accounted for 92% of net accounts receivable at September 30, 2009. Five customers accounted for 87% of net accounts receivable at December 31, 2008.

Note 7. Provision for Income Taxes

The Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized.  The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is currently undergoing an examination of its income tax returns in California and Canada.  Management believes that there is minimal risk of a material adjustment in any of these jurisdictions.  The 2005 through 2008 tax years generally remain subject to examination by federal, state, and foreign tax authorities.  As of September 30, 2009, the Company did not have any unrecognized tax benefits and did not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the three and nine months ended September 30, 2009 and 2008, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Note 8. Stock-Based Compensation

The Company recorded $0.9 million and $1.0 million of stock-based compensation expense for the three months ended September 30, 2009 and 2008, respectively. The Company recorded $2.2 million and $3.6 million of stock-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively. The expense of these awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of September 30, 2009 was $6.8 million and is expected to be recognized as expense over a weighted average period of approximately 3.07 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and nine months ended September 30, 2009 and 2008, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information

The fair value of the Company’s share-based payment awards for the three and nine months ended September 30, 2009 and 2008 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee stock options:
Risk-free interest rate	1.9% – 2.1%	2.3% – 3.1%	1.2% – 2.1%	1.9% – 3.5%
Volatility	59.0% – 61.8%	49.1% – 51.1%	55.7% – 61.8%	48.5% – 53.6%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	0%	0%	0%	0%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the combination of: i) four-year historical volatility, excluding the volatility during the period of a one-time non-recurring event, which was the aborted acquisition of the Company in 2004, and ii) implied volatility of the Company’s stock price. The volatility adjusted for the aborted 2004 acquisition only impacts options granted in 2008 and prior. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied since the Company has never paid dividends and has no intention to pay dividends in the near future.

The stock-based compensation expense is calculated based on estimated forfeiture rates. An annualized forfeiture rate has been used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of the option and restricted stock unit (RSU) activity under the Company’s 1996 Stock Plan and Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) for the nine months ended September 30, 2009 is presented below (in thousands, except exercise price):

	Options and RSU’s
	Available for Grant	Outstanding	Weighted Average Exercise Prices
Balance at December 31, 2008	2,071	4,802	$6.38
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(221)	221	$1.89
Options cancelled	278	(278)	$5.93
Balance at March 31, 2009	2,628	4,745	$6.20
Options granted	(195)	195	$1.79
Options cancelled	351	(351)	$6.04
Balance at June 30, 2009	2,784	4,589	$6.02
Options granted	(602)	602	$1.84
RSU’s granted	(25)	—	—
Options cancelled	348	(348)	$7.11
Options exercised	—	(2)	$1.00
Balance at September 30, 2009	2,505	4,841	$5.40

The Company may also award shares to new employees outside the Amended 2000 Plan, as material inducements to the acceptance of employment with the Company in accordance with NASDAQ Marketplace Rule 5635(c)(4). These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer, in accordance with the Marketplace Rules of the Nasdaq Stock Market.

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2008	2,107	$4.99
Cancelled	(251)	$3.76
Balance at March 31, 2009	1,856	$5.15
Granted	3,398	$1.55
Cancelled	(51)	$3.59
Balance at June 30, 2009	5,203	$2.85
Granted	203	$1.50
Cancelled	(5)	$1.50
Exercised	(17)	$1.55
Balance at September 30, 2009	5,384	$2.77

A summary of the restricted stock award and restricted stock unit activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2008	272	$7.01
Vested	(13)	$5.91
Cancelled	(103)	$7.07
Non-vested shares at March 31, 2009	156	$7.07
Granted	21	$1.55
Non-vested shares at June 30, 2009	177	$6.41
Granted	25	$1.65
Vested	(56)	$7.07
Cancelled	(100)	$7.07
Non-vested shares at September 30, 2009	46	$1.60

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants, excluding restricted stock award and restricted stock unit activity, as of September 30, 2009 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.00 - $4.09	5,757	5.47	$2.02	$4,102	1,059	4.20	$3.33	$211
$4.10 - $8.00	3,233	4.82	$5.61	—	2,199	4.89	$5.74	—
$8.01 - $10.00	1,004	2.67	$8.82	—	804	2.51	$8.92	—
$10.01 - $15.69	231	1.16	$11.12	—	230	1.16	$11.12	—
	10,225	4.89	$4.03	$4,102	4,292	4.08	$6.03	$211

As of September 30, 2009, the Company had 8,855,840 shares, excluding restricted stock units, fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 4.78 years, weighted average exercise price of $4.32 and aggregate intrinsic value of $3.1 million.

The total fair value of shares, excluding restricted stock units, vested calculated during the nine months ended September 30, 2009 and 2008 using the Black-Scholes method was $1.1 million and $2.5 million, respectively. The total intrinsic value of employee stock options exercised during the nine months ended September 30, 2009 and 2008 was $17,000 and $41,000, respectively.

Options exercisable were 4.3 million and 3.4 million at September 30, 2009 and 2008, respectively.

Note 9. Stock Repurchases

In October 2008, the Company’s board of directors authorized the Company to purchase up to $5.0 million of its common stock over a twelve month period. The share repurchases under this program were to be made from time to time in the open market subject to market conditions and other factors, in compliance with SEC requirements. The repurchases could be commenced or suspended at any time or from time to time without prior notice. For the three months ended March 31, 2009, the Company repurchased and retired approximately 429,000 shares of common stock for approximately $0.9 million under this program. As of September 30, 2009, total repurchases under the program authorized in October 2008 were 704,000 shares of common stock for approximately $1.9 million.  Repurchases under this program were suspended in February 2009.

The total purchase prices of the common stock repurchased were reflected as decreases to stockholders’ equity during the period of repurchase. Common stock repurchased was recorded based upon the dates of the applicable trades for accounting purposes.

Note 10. Related Party

A related party to one of the Company’s executive officers performed construction work at its corporate headquarters.  The construction work has been completed at a cost of approximately $145,000, which was primarily paid in the third quarter of 2009.

Note 11. Subsequent Events

The Company has evaluated subsequent events through November 9, 2009, the filing date of these unaudited condensed consolidated financial statements with the SEC and did not identify any material recognizable subsequent events.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in Risk Factors and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

In June 2009, we completed the acquisition of substantially all the assets and business of Prism Circuits, Inc. (Prism Circuits), a provider of high-speed parallel and serial interface (I/O) technology.  The acquisition significantly expanded our product portfolio by adding high speed multi-protocol compliant interface technology, which enables communication between semiconductors in a system. We believe the integration of our patented memory IP and the newly acquired differentiated interface technology will allow us to provide a more comprehensive and competitive solution to our customers, especially in the networking and communications markets.  With the acquisition, we added over fifty engineers experienced in interface technology development and analog/mixed-signal applications. We paid Prism Circuits $15.0 million in cash (offset by approximately $1.4 million of cash we acquired) at closing and assumed certain of its liabilities as consideration for the acquired assets.  We also agreed to pay up to an additional $6.5 million of cash as an earn-out payment shortly after the first anniversary of the closing date, contingent upon our achievement of certain objectives relating to the Prism Circuits business during that twelve-month period.  Any earn-out payment to the extent earned will likely be paid in the third quarter of 2010.  In addition, we granted options to purchase up to 3.6 million shares of the Company’s common stock to the newly hired Prism Circuits employees.

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

Royalty.  Royalty revenue represents amounts earned under provisions in our licensing contracts that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our IP. We generally recognize royalties in the quarter in which we receive the licensee’s report.

Royalty-bearing license agreements provide for royalty payments at a stated rate. We negotiate royalty rates by taking into account such factors as the anticipated volume of the licensee’s sales of products utilizing our technologies and the cost savings to be achieved by the licensee through the use of our technology. Our license agreements generally require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs.

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the

“Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of September 30, 2009, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Revenue.

The table below sets forth data concerning licensing revenue for the three and nine months ended September 30, 2009 and 2008:

September 30,	Change
2009	2008	2008 to 2009
(dollar amounts in thousands)
Licensing – three months ended	$1,332	$1,198	$134	11%
Percentage of total revenue	40%	30%
Licensing – nine months ended	$2,162	$2,297	$(135)	(6)%
Percentage of total revenue	27%	23%

Licensing revenue increased for the three months ended September 30, 2009 compared with the same period of 2008 and decreased for the nine months ended September 30, 2009 compared with the same period of 2008 primarily due to revenue recognized under contracts we assumed in our acquisition of Prism Circuits.  Revenue was recognized under the assumed contracts based on the fair value of the fulfillment effort.  This increase was offset by a decline in the number and value of license agreements for our 1T-SRAM technology licenses in 2009.  With the expanded product portfolio resulting from the acquisition of Prism Circuits, we expect our licensing revenue to increase in future periods as we pursue opportunities in the networking and communications markets.

The table below sets forth data concerning royalty revenue for the three and nine months ended September 30, 2009 and 2008:

	September 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Royalty – three months ended	$2,036	$2,856	$(820)	(29)%
Percentage of total revenue	60%	70%
Royalty – nine months ended	$5,753	$7,769	$(2,016)	(26)%
Percentage of total revenue	73%	77%

Royalty revenue decreased for the three and nine months ended September 30, 2009 compared with the same period a year ago primarily due to a decrease in royalties earned from a major foundry licensee as a result of a decrease in shipments and from an IDM licensee whose product is used in the Nintendo Wii game console as a result of the IDM licensee transitioning to a SoC utilizing a more advanced processing node.  For the new SoC being shipped by this IDM licensee, the contractual royalty reporting occurs one quarter after shipment of products compared to the same quarter reporting for the SoC at the previous process node.  The IDM licensee’s transition was substantially completed in the second quarter of 2009, resulting in increased royalty revenue from this IDM licensee in the third quarter of 2009, though our royalty revenue from this licensee was still lower overall for the first three quarters of the year.  The decrease was partially offset by royalties received from a major OEM customer, which commenced reporting and paying royalties in the third quarter of 2008.

Cost of net revenue and gross profit.

The table below sets forth data concerning cost of net revenue for the three and nine months ended September 30, 2009 and 2008:

	September 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Cost of net revenue – three months ended	$682	$845	$(163)	(19)%
Percentage of total revenue	20%	21%
Cost of net revenue – nine months ended	$1,278	$2,158	$(880)	(41)%
Percentage of total revenue	16%	21%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs. Cost of net revenue decreased in absolute dollars and as a percentage of total revenues for both the three and nine months ended September 30, 2009 compared with the same periods in 2008 primarily due to fewer license arrangements for our 1T-SRAM technology requiring significant engineering services, as well as a $0.2 million loss recorded in the second quarter of 2008 for a loss contract.  We expect that the cost of licensing revenue will grow in absolute dollars and will be higher as a percentage of net revenue for the remainder of 2009 because we anticipate entering into license agreements requiring more complex development services. These development services are required as licensees shift to more advanced process geometries, including 65 nanometer and below, as well as porting of technologies to different foundry processes. Cost of net revenue included stock-based compensation expense of $90,000 and $111,000 for the three months ended September 30, 2009 and 2008, respectively, and $162,000 and $342,000 for the nine months ended September 30, 2009 and 2008, respectively.

Gross profit decreased to $2.7 million for the three months ended September 30, 2009 from $3.2 million from the year ago quarter mainly due to the decrease in our royalty revenue.  Gross margin percentage increased slightly to 80% for the three months ended September 30, 2009 from 79% in the same quarter of the prior year primarily due to fewer projects requiring customization, offset by a decrease in the percentage of royalty revenue, which has no related costs, as a percentage of total revenues.

Gross profit decreased to $6.6 million for the nine months ended September 30, 2009 from $7.9 million from the year ago period mainly due to the decrease in our royalty revenue, offset by a $0.2 million loss accrual recorded in the second quarter of 2008 and greater number of projects requiring customization in the first nine months of 2008.  Gross margin percentage increased to 84% for the nine months ended September 30, 2009 from 79% in the same period of the prior year primarily due to fewer projects requiring customization. The impact of this was mitigated, however, by a decrease in the percentage of royalty revenue, which has no related costs, as a percentage of total revenues.

Research and Development.

The table below sets forth data concerning research and development expenses for the three and nine months ended September 30, 2009 and 2008:

	September 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Research and development – three months ended	$5,668	$4,175	$1,493	36%
Percentage of total revenue	168%	103%
Research and development – nine months ended	$13,569	$13,012	$557	4%
Percentage of total revenue	171%	129%

Our research and development expenses include development and design of variations of the 1T-SRAM and interface technologies for use in different manufacturing processes used by licensees, development of our 1T-FLASH technology solution, and, for periods through March 31, 2009, costs related to our analog/mixed-signal design technology, including our former subsidiaries in China and Romania. We expense research and development costs as they are incurred.  Our research and development expenses increased in absolute dollars and as a percentage of total revenues for both the three and nine months ended September 30, 2009 compared with the same periods a year ago.

The $1.5 million increase for the three months ended September 30, 2009 compared with the same period a year ago was primarily due to the following:

•                  $1.9 million increase in costs related to the operations acquired from Prism Circuits;

•                  $0.4 million increase in amortization costs related to acquired intangible assets;

•                  $0.5 million increase in costs related to acquisition-related contingent compensation charges;

•                  $0.1 million increase in stock-based compensation expense; partially offset by

•                  $1.1 million decrease in costs related to the analog/mixed-signal product lines resulting from the exit of these product lines which was completed in the first quarter of 2009; and

•                  $0.3 million decrease in costs related to the closure of our former facility in Korea in June 2009.

Research and development expenses included stock-based compensation expense of $0.3 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively.

The $0.6 million increase for the nine months ended September 30, 2009 compared with the same period a year ago was primarily due to the following:

•                  $2.4 million increase in costs related to the operations acquired from Prism Circuits;

•                  $0.6 million increase in costs related to acquisition-related contingent compensation charges;

•                  $0.6 million in personnel related costs due to higher headcount and termination costs;

•                  $0.5 million decrease in costs allocated to cost of sales due to fewer number of projects requiring customization;

•                  $0.2 million increase in amortization costs related to acquired intangible assets; offset by

•                  $3.2 million decrease in costs related to the analog/mixed-signal product lines resulting from the exit of these product lines, which was completed in the first quarter of 2009;

•                  $0.4 million decrease in costs related to the closure of the Korea office in June 2009; and

•                  $0.1 million decrease in stock-based compensation expense.

Research and development expenses included stock-based compensation expense of $0.8 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.

We expect that research and development expenses will increase in absolute dollars as we invest in new product development.

Selling, General and Administrative.

The table below sets forth data concerning selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2009 and 2008:

	September 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
SG&A – three months ended	$2,202	$2,641	$(439)	(17)%
Percentage of total revenue	65%	65%
SG&A – nine months ended	$7,080	$8,923	$(1,843)	(21)%
Percentage of total revenue	89%	89%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Selling, general and administrative expenses decreased in absolute dollars and remained consistent as a percentage of total revenues for both the three and nine months ended September 30, 2009 compared with the same periods a year ago.

The $0.4 million decrease for the three months ended September 30, 2009 compared with the same period of 2008 was primarily due to the following:

•               $0.3 million decrease in personnel-related costs, primarily due to headcount reductions;

•               $0.2 million decrease in stock-based compensation expense;

•               $0.1 million decrease in professional fees; partially offset by

•               $0.2 million recovery of bad debt in the third quarter of 2008.

Selling, general and administrative expenses included stock-based compensation expense of $0.5 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively.

The $1.8 million decrease for the nine months ended September 30, 2009 compared with the same period of 2008 was primarily due to the following:

•                  $1.1 million decrease in stock-based compensation expense;

•                  $0.8 million decrease in personnel-related costs primarily due to headcount reductions;

•                  $0.2 million lower sales commissions;

•                  $0.2 million decrease in other individually minor items; partially offset by

•                  $0.3 million increase in transaction costs, primarily legal and accounting fees, related to the acquisition of Prism Circuits; and

•                  $0.2 million increase in bad debt expense.

Selling, general and administrative expenses included stock-based compensation expense of $1.2 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively. We expect that selling, general and administrative expenses will increase in absolute dollars for the remainder of 2009 as the fourth quarter includes professional service costs related to accounting and regulatory compliance.

Restructuring Charges.

The table below sets forth data concerning restructuring expenses for the nine months ended September 30, 2009 and 2008:

	September 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Restructuring charges – nine months ended	$706	$—	$706	100%
Percentage of total revenue	9%	—%

Restructuring charges for the nine months ended September 30, 2009 included the following:

•            $0.3 million resulted from the closure of the offices in Romania and China in the first quarter of 2009.  These costs primarily related to employee terminations and exiting the leased facility in China;

•            $0.3 million resulted from the closure of our Korea research and development office in the second quarter of 2009 resulting in the elimination of 15 positions.  These costs primarily related to employee terminations, exiting the leased facility and other costs related to closing the subsidiaries; and

•            $0.1 million resulted from the plan to exit the leased facility in the second quarter of 2009 that had been occupied by Prism Circuits.

We do not expect to incur additional restructuring charges related to the closure of the China, Romania and Korea offices and the remaining cash expenditures related to these closures are expected to be paid in the fourth quarter of 2009.

Other Income, net.

The table below sets forth data concerning other income, net for the three and nine months ended September 30, 2009 and 2008:

	September 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Other income, net – three months ended	$139	$391	$(252)	(64)%
Percentage of total revenue	4%	10%
Other income, net – nine months ended	$493	$2,026	$(1,533)	(76)%
Percentage of total revenue	6%	20%

Other income, net primarily consisted of interest income on our investments, which was $0.1 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively.  Interest income declined $0.3 million due to lower interest rates earned on lower average investment balances than during the comparable quarter in 2008.

Interest income was $0.7 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively. Interest income for the nine months ended September 30, 2009 declined $1.3 million compared with the same period a year ago due to lower interest rates earned on lower average investment balances than during the comparable period in 2008.  The remaining decrease is attributable to a $0.1 million charge to reserve for potentially uncollectible foreign withholding taxes and a $0.1 million tax refund received in the first quarter of 2008.

Provision for Income Taxes.

The table below sets forth data concerning the provision for income taxes for the three and nine months ended September 30, 2009 and 2008:

	September 30,		Change
	2009	2008	2008 to 2009
	(dollar amounts in thousands)
Provision for income taxes – three months ended	$(3)	$(22)	$19	86%
Percentage of total revenue	—%	1%
Provision for income taxes – nine months ended	$(36)	$(111)	$75	68%
Percentage of total revenue	—%	1%

Our income tax provisions were primarily attributable to foreign jurisdictions.

The provisions for the three and nine months ended September 30, 2009 and 2008 were primarily attributable to taxes owed by our foreign subsidiaries and branches and minimum U.S. state income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2009, we had cash and cash equivalents and long and short-term investments of $42.7 million and had total working capital of $28.3 million. Our primary capital requirements are for working capital needs.

Net cash used in operating activities was $9.8 million for the first nine months of 2009 and was primarily attributable to our net loss of $14.3 million, offset by $0.8 million in changes in assets and liabilities, net of the acquisition of Prism Circuits, non-cash charges, including stock-based compensation expense of $2.2 million, amortization of intangible assets of $0.8 million, depreciation and amortization of $0.6 million and a non-cash restructuring charge of $0.1 million. The changes in assets and liabilities primarily relate to the timing of customer invoicing and collection receipts.

Net cash used in operating activities was $5.4 million for the first nine months of 2008 and primarily consisted of our net loss of $12.1 million, which was partially offset by non-cash charges, including stock-based compensation expense of $3.6 million, depreciation and amortization of $1.1 million and $2.0 million generated from changes in assets and liabilities.

Net cash provided by investing activities was $1.0 million for the first nine months of 2009, and included amounts transferred to and from cash and marketable securities of $15.4 million that did not impact our liquidity. We paid $13.6 million of cash for the acquisition of Prism Circuits in June 2009 and $0.9 million for purchases of fixed assets during 2009.

Net cash provided by investing activities was $9.9 million for the first nine months of 2008, and included amounts transferred to and from cash and marketable securities of $10.2 million that did not impact our liquidity.  We paid $0.4 million for expenditures of property and equipment.

Net cash used in financing activities was $0.9 million for the first nine months of 2009 and was attributable to shares repurchased under a stock repurchase program that was suspended in February 2009.  Net cash provided by financing activities was $0.2 million for the first nine months of 2008 due to proceeds received from the exercise of stock options.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•       profitability of our business.

We expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. Our anticipated cash needs in the next 12 months include the possible payment of up to $6.5 million in cash to Prism Circuits as earn-out consideration.  We cannot be certain, however, that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we may need to raise additional funding through public or private financings. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition. We expect that a licensing business such as ours generally will require less cash to support operations.

Contractual Obligations

The impact that our contractual obligations as of September 30, 2009 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years
Operating leases	$899	$586	$313
Capital leases	247	58	189
Purchase commitments	1,207	1,065	142
	$2,353	$1,709	$644

Purchase commitments include licenses related to computer-aided design tools payable through January 2012.

Included above is approximately $0.2 million in future minimum lease payments under a facility lease that we assumed as part of the Prism Circuits acquisition.  We exited the facility and recorded the $0.2 million as restructuring charges in the second quarter of 2009.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, auction rate securities, corporate debt, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $41.7 million as of September 30, 2009 and earned an average annual interest rate of approximately 1.8% during the first nine months of 2009, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

As of September 30, 2009, we held $7.9 million (net of $1.2 million in recognized losses) of investments, classified as long-term investments, with an auction reset feature (auction-rate securities) whose underlying assets were primarily in student loans. Most of the issuers of our auction-rate securities had an AAA credit rating at September 30, 2009. Auctions for all of these auction-rate securities failed in early 2008, which means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction-rate securities was limited. In November 2008, we accepted an offer from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from us, at our election, at par value at any time during the period from June 30, 2010 to July 2, 2012. In lieu of our making this election, the auction-rate securities will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the auction-rate securities if the auction process fails. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the auction-rate securities and the auction process continues to fail, then we may incur further losses on the carrying value of the auction-rate securities.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting.  During the third quarter of 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended September 30, 2009, three customers represented 41%, 22% and 13% of total revenue, respectively. For the nine months ended September 30, 2009, two customers represented 48% and 10% of total revenue, respectively. For the three and nine months ended September 30, 2008, two customers  represented 67% and 68% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in the three months ended September 30, 2009 and 2008 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 40% and 39% of total revenue for the three months ended September 30, 2009 and 2008, respectively, and 42% and 48% for the nine months ended September 30, 2009 and 2008, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of September 30, 2009, two customers represented 92% of net accounts receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our investments in auction-rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of September 30, 2009, we held $7.9 million (net of $1.2 million in realized losses) of investments, classified as long-term investments, with an auction reset feature (auction-rate securities) whose underlying assets were primarily in student loans. Most of the issuers of our auction-rate securities had a AAA credit rating as of September 30, 2009. Auctions for all of these auction-rate securities failed in early 2008, which means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction-rate securities was limited. In November 2008, we accepted an offer from UBS Financial Services, Inc. (UBS) by which UBS will purchase the auction-rate securities from us, at our election, at par value at any time during the period from June 30, 2010 to July 2, 2012. In lieu of our making this election, the auction-rate securities will continue to accrue and pay interest, as determined by the auction process or the terms specified in the prospectus of the auction-rate securities, if the auction process fails. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the auction-rate securities and the auction process continues to fail, then we may incur further losses on the carrying value of the auction-rate securities.

We may not achieve the increase in revenues and other benefits we anticipated from the acquisition of Prism Circuits. On June 5, 2009, we acquired substantially all the assets and business of Prism Circuits, Inc., a provider of semiconductor interface IP.  The acquisition is expected to result in an increase in our revenues for the second half of 2009 and 2010 as well as other benefits, including:

•                  the expansion of our product portfolio and addressable markets;

•                  acceleration of the growth opportunity for our 1T-SRAM IP in the networking and communications markets; and

•                  the addition of a highly talented team of engineers.

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

Following completion of the Prism Circuits acquisition, we began integrating Prism Circuits’ operations with our own.  Although we have substantially completed the integration process, we expect the remaining integration process will continue to require significant time and attention from our management in the near future, and there is no assurance that we will successfully or cost-effectively integrate Prism Circuits’ operations with our own.  The difficulties inherent in the integration process include, among others:

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

Dated: November 9, 2009

/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification