Form 10-K
period 2009-12-31
MoSys, Inc.
filed 2010-03-26
CIK 890394

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2009 or

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

(408) 731-1800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered Global Market of the NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
Title of each class Series AA Preferred Stock, par value $0.01 per share	Name of each exchange on which registered None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2009 was $48,966,700 based upon the last sale price reported for such date on the Global Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of March 25, 2010, 31,272,933 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2010 Annual Meeting of Stockholders to be held on or about June 15, 2010 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

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

        MoSys, 1T-SRAM and 1T-Flash are registered trademarks of MoSys, Inc. The MoSys logo, Bandwidth Engine and GigaChip are trademarks of MoSys, Inc.

Item 1.    Business

Company Overview

        MoSys, Inc. together with its subsidiaries ("MoSys", the "Company", "we" or "us") designs, develops, markets and licenses embedded memory intellectual property, or IP, used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, which offers a combination of high density, low power consumption and high-speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, or ICs, such as system-on-chips, or SoCs.

        We also design, develop, market and license high-speed parallel and serial interface, or I/O, IP used by the semiconductor industry and electronic product manufacturers. Interface IP includes physical layer (PHY) circuitry that allows ICs to communicate with each other or to discrete memory devices in networking, storage, computer and consumer devices. We support serial I/O technologies such as 10G KR, XAUI, PCI Express and SATA, as well as parallel interfaces like DDR3.

        We generate revenue from the licensing of our memory and I/O technology, and our customers pay us fees for licensing, non-recurring engineering services, royalties, and maintenance and support. Royalty revenues are typically earned under our license agreements when our licensees manufacture or sell products that incorporate any of our memory technologies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties from the licensee's use of our technologies, to run from 18 to 24 months. Historically, the portion of our sales cycle from the initial discussion to the receipt of license fees may run from 6 to 12 months, depending on the complexity of the proposed project and degree of development services required.

        In the third quarter of 2007, we acquired analog/mixed-signal integrated circuit designs, intellectual property, related assets and subsidiaries from Atmel Corporation, or Atmel, and LSI Design and Integration Corporation, or LDIC. In December 2008, as part of our initiative to exit unprofitable and non-core product lines, we announced our plan to cease all further work and sales activities on the acquired analog/mixed-signal products. In the first half of 2009, we closed our subsidiaries in China and Romania and eliminated approximately 90 employees.

        In June 2009, we completed the acquisition of substantially all the assets and business of Prism Circuits, Inc. (Prism Circuits), a provider of high-speed parallel and serial I/O technology. Through this acquisition we acquired high-speed and serial I/O technology. We believe the integration of our patented memory IP and the I/O technology acquired from Prism Circuits will allow us to provide a more comprehensive and competitive solution to our customers, especially in the networking and communications markets. With the acquisition, we added 22 engineers, in Sunnyvale, California and 30 employees, mainly engineers, in Hyderabad, India. These engineers are experienced in interface technology development and analog/mixed-signal applications. We paid Prism Circuits approximately $13.6 million in cash, net of cash received in the acquisition and assumed liabilities totaling approximately $2.4 million as consideration for the acquired assets. We also agreed to pay up to an additional $6.5 million of cash as an earn-out payment, contingent upon our achievement of specified milestones relating to the acquired business during the twelve-month period following the closing date. Any earn-out payment to the extent earned will likely be paid in the third quarter of 2010. In addition, we granted options to purchase 3.6 million shares of the Company's common stock to the newly hired Prism Circuits employees.

        In February 2010, we announced the commencement of a new product initiative to develop a family of IC products under the "Bandwidth Engine" product name. The Bandwidth Engine will combine our 1T-SRAM high-density embedded memory with our high-speed 10 Gigabits per second (Gbps) serial communication I/O technology and will initially be marketed to networking systems companies. The Bandwidth Engine is being designed to increase system performance by using a serial I/O to increase the accesses per second between the processor and memory component in networking systems. Based on our current development schedule, we expect to have samples of the Bandwidth Engine available for customers by the fourth quarter of 2010.

        On March 25, 2010, we acquired all of the outstanding stock of MagnaLynx, Inc. (MagnaLynx), a provider of semiconductor interface technology. Under the terms of the merger agreement, at closing we paid approximately $1.3 million to the shareholders of MagnaLynx and paid approximately $2.2 million to settle debt and certain other liabilities of MagnaLynx. An additional $0.5 million is payable 18 months after the closing, net of any costs related to indemnification claims that may arise during such 18 month period. In addition, we agreed to pay up to an additional $1.0 million, net of any costs related to indemnification claims, to the former shareholders of MagnaLynx shortly after the first anniversary of the closing date, as earn-out consideration based on MagnaLynx meeting certain contractually agreed-upon development milestones.

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

        Two important measures of performance are speed and power consumption. Higher speed ICs allow electronic products to operate faster, enabling the performance of more functions. Reducing the power consumption of integrated circuits contributes to increased battery life and reduced heat and electro-magnetic field generation in electronic products. Reduced power consumption also enables IC designers to overcome costly design hurdles, such as meeting the thermal limitations of low-cost packaging materials.

        In addition to offering high-performance products, semiconductor companies must produce ICs that are cost effective. High-density ICs require less silicon, thus reducing their size and cost. Cost reductions also can be achieved by simplifying the IC's manufacturing process and improving the manufacturing yield.

        To avoid the high cost of substantial redesign, semiconductor companies typically use technology that is scalable, which means it can be readily incorporated into multiple generations of manufacturing process technologies. Process technology generations are distinguished in terms of the dimension of the IC's smallest topographical features, as measured in microns (one millionth of a meter) or nanometers (one billionth of a meter) (nm). The semiconductor industry has continuously developed advanced process technologies that enable the reduction of silicon area on ICs and consequently lower costs.

Importance of Integration

        For decades, the semiconductor industry has continuously increased the value of ICs by improving their density, power consumption, speed and cost. The main driver for these improvements has been the success of shrinking the size of the basic semiconductor building block, or transistor. Transistors have become small enough to make it economical to combine multiple functions, such as microprocessors, graphics, memory, analog components and digital signal processors, on a single piece of silicon, resulting in a SoC. The size of devices, such as cell phones, computers and other electronic devices, continues to get smaller, resulting in the need for smaller SoCs. Highly complex ICs, such as SoCs, often offer advantages in density, power consumption, speed and cost that cannot be matched using separate, discrete ICs. SoCs are essential for most electronic products, such as cellular phones, video game consoles, portable media players, communication and networking equipment and internet appliances, to achieve increasing performance requirements at a reasonable cost.

        For many large volume IC market opportunities, semiconductor companies and integrated device manufacturers, or IDMs, are developing and using a single complex SoC to replace two or three ICs. Development costs for these complex SoCs continue to escalate at a rapid rate due to the use of lower process technology solutions (e.g., 65nm and below) resulting in greater demand for licensed semiconductor intellectual property. Semiconductor companies and IDMs prefer to purchase verified IP from either an IP vendor, such as us, or a foundry that manufactures their ICs. Foundries may have their own internally developed IP or may license the IP from an IP vendor, such as us.

Importance of Embedded Memory

        Historically, semiconductor companies implemented memory by using stand-alone ICs. Rather than using stand-alone memory chips, many semiconductor companies today are embedding memory on SoCs in order to optimize performance and power consumption by eliminating the overhead and bottleneck of physical interfaces between separate, discrete devices. At the same time, the increasing sophistication of electronic products is driving a rapid increase in the amount of memory required. The amount of embedded memory area on an SoC continues to grow due to the increasing complexity of embedded applications and the rich multimedia capabilities they support requiring more data and program code storage with corresponding system price and size constraints. These constraints dictate that more information is processed in local memories on the chip rather than in discrete external memory devices.

        The high cost of incorporating the memory component represents a major challenge to achieving high levels of integration. As embedded memories account for an increasing percentage of the size of highly complex ICs, they are often the slowest or limiting function in the circuit. ICs must not only contain a larger amount of embedded memory, but this memory must also be dense enough to be economically attractive and must offer sufficiently high-speed and low power consumption. In many applications, embedded memory has become a crucial design consideration for determining the overall cost and performance of highly ICs and the growing number of electronic products in which they are incorporated. In addition, embedded memory density requirements are continually increasing.

        The most common form of embedded memory today is implemented using traditional static random access memory, which we refer to as traditional SRAM. This technology is in the public domain and can be designed by any semiconductor company. As memory requirements increase, however, traditional SRAM becomes more expensive compared to the total cost of the integrated circuit because it requires a substantial amount of silicon area due to its low density and consumes a significant amount of power when operating at high speeds.

        To overcome the density limitations of traditional SRAM, some SoC manufacturers have utilized embedded dynamic random access memory, or embedded DRAM. While embedded DRAM has its limitations, such as being slower than traditional SRAM due to its density, requiring additional process steps that can result in lower yields and being more difficult to incorporate on ICs due to its more complex interface requirements, our challenge is to find an embedded memory solution that combines high-density, low-power consumption, high-speed and low cost.

Importance of Interface Technology

        Along with embedded memory, high-speed I/Os are critical building blocks in any modern-day, high-performance SoC. High speed, efficient I/Os are needed in nearly every application as the key interface to allow the SoC to communicate with all the other ICs in the system. Historically, ICs communicated with each other through parallel I/Os, such as double data rate interfaces, including DDR 2 and DDR 3. As system performance requirements have increased with multiple-core processors often being used in a system, the interface requirements for communication between ICs in the systems have increased significantly. In many cases, traditional parallel I/Os are no longer optimal and become a bottleneck, limiting system performance as they can no longer keep up with the data transfer requirements the system needs at peak performance times. In effect, the parallel I/O becomes a crowded highway at rush hour where traffic can be stop-and-go and the speeds can run at less than 50% of the optimal speed.

        Serial I/O technology has been used for a number of years in the communications industry, primarily on application-specific integrated circuits, or ASICs, to enable higher data transfer rates. ASICs are custom ICs developed specifically for a system manufacturer and the specific requirements of its product, and because of their custom nature, are expensive to produce. As IC geometries have continued to shrink, the silicon processing power has continued to increase at a fast rate with the I/O technology lagging behind. We believe the current system requirements are necessitating that the industry move to serial I/Os to meet the performance and cost requirements of system manufacturers. Using serial I/O, chip developers are also able to reduce pin counts (the wired electrical I/Os that connect the SoC to the board in the system) on the SoC. With reducing geometries, the size of most SoCs is dictated by the number of pins required rather than the amount of logic and memory embedded inside. As a result, the reduction of the number of pins that comes with the use of serial I/O facilitates cost reduction and reduced system power consumption, while improving both SoC and system performance. The different types of serial I/Os are designed to comply with industry-standard protocols, such as PCI Express, XAUI, USB and 10G KR. The protocol used is generally based on the type of system. For example, PCI Express is primarily used in computers and related computing systems, XAUI and 10G KR are primarily used in networking applications, and SATA is used in storage systems.

        A challenge to developing serial I/O technology is putting together a team of skilled analog and mixed-signal designers with the requisite experience. Many large fabless IC companies maintain limited serial I/O technology expertise and prefer to outsource the design and license the technology rather than incurring the cost of maintaining full capability in-house.

Our Solutions

1T-SRAM

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

High Density

        The high density of our 1T-SRAM technologies stems from the use of a single- transistor, or 1T, which is similar to DRAM, with a storage cell for each bit of information. Embedded memory utilizing our 1T-SRAM technologies is typically two to three times denser than the six-transistor storage cells used by traditional SRAM, i.e., 6T-SRAM. Increased density enables manufacturers of electronic products, such as cellular phones, video game consoles and digital cameras and camcorders, to incorporate additional functionality into a single integrated circuit, resulting in overall cost savings.

Low Power Consumption

        Embedded memory utilizing our 1T-SRAM technologies can consume as little as one-half the active power and generates less heat than traditional SRAM when operating at the same speed. This reduces system level heat dissipation costs and enables reliable operation using lower cost packaging.

High-speed

        Embedded memory utilizing our 1T-SRAM technologies typically provides speeds equal to or greater than the speeds of traditional SRAM, particularly for larger memory sizes. Our 1T-SRAM memory designs can sustain random access cycle times of less than three nanoseconds, significantly faster than embedded 6T-SRAM technology.

Demonstrate Manufacturing Process Independence

        We have been able to implement our technology with minimal changes to the standard logic process flow. 1T-SRAM's portability, or the ease with which it can be implemented in different semiconductor manufacturing facilities, has been proven operational in the fabrication of chips at the world's largest independent foundries, including Silterra Ltd., Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, United Microelectronics Corporation, or UMC, Globalfoundries, Inc., and Semiconductor Manufacturing International Corporation, or SMIC. It has also been proven in the manufacturing processes of IDMs, such as Fujitsu Limited, or Fujitsu, and NEC Electronics, or NEC. 1T-SRAM's scalability, or the ease with which it can be implemented in different generations of manufacturing processes, has already been demonstrated in the fabrication of chips in 0.25 micron, 0.18 micron, 0.15 micron, 0.13 micron, 90nm, and 65nm process generations, with smaller geometries under development. We expect our technology to continue to scale to future process generations. This portability and scalability provides for wide availability, inexpensive implementation and quick product time to market for our licensees and has demonstrated our success with the large foundries.

Parallel and Serial I/Os

High-speed

        To meet increasing system performance requirements, which in many cases is being driven by the growth in the Internet and the need to transmit data faster, systems are requiring both more memory and faster communication between the SoCs and ICs in the system. When we acquired Prism Circuits in mid-2009, their focus was on developing very high speed serial I/Os, called SerDes, which had data transmission speeds of up to10 Gbps, with higher speed I/Os under development. When Prism Circuits was formed in 2006, its initial focus was on parallel DDR interface technology and those development efforts have also continued. Today, we offer both parallel and serial I/O technology that allows for fast exchange of data between ICs in the system. Our lower-speed parallel interface technology is DDR 3 and can support speeds of 1 to 3 Gbps in ICs in networking, storage, computing and other applications. Our SerDes technology can support data rates of 2.5 to 10 Gbps in a number of protocols, including XAUI, 10G KR, and PCI Express (Generations 1 to 3). We are developing next generation SerDes solutions that we are targeting to achieve data rates of 16 Gbps and higher at advanced geometry nodes (e.g., 28 nm).

Interoperability

        We make our I/O technologies compliant with industry standards so that they can interoperate with interfaces on existing ICs. In addition, we make them programmable to support multiple data rates, which allows for greater flexibility for the system designer, while lowering their development and validation costs. Interoperability reduces development time, thereby reducing the overall time to market of our licensees' ICs.

Demonstrate Manufacturing Process Independence

        The portability of our I/O technology is being proven in the fabrication of our customer's ICs at TSMC, UMC and Fujitsu, one of the largest IDMs in the world focused on the networking, computing and storage industries. The scalability of our I/O technology has already been demonstrated in the fabrication of chips in 0.65 micron and 0.40 micron process generations, with smaller geometries under development. We expect our I/O technology to continue to scale to future process generations. To date, due to the short operating history of Prism Circuits prior to the acquisition, none of our I/O customers have commenced shipping ICs, which is a key data point that our prospective customers consider in evaluating our I/O technology.

Our Strategy

        The semiconductor IP market can be divided into four major categories: microprocessors, embedded memory, analog circuit design capability and high-speed I/O. Embedded memory has been our historical focus, and, through our 2009 acquisition of Prism Circuits, we have now added high-speed I/O and analog circuit design capability. Our strategy is to leverage our expanded technology capabilities to increase our percentage coverage of complex, not-widely available, differentiated, embedded IP used in targeted SoCs. We believe the high growth connected consumer, converged mobile, and embedded computing market segments provide significant growth opportunities for our embedded IP, as these industries generally have significant memory requirements and are used in data-intensive applications, which require high-speed chip-to-chip communications. We intend to achieve this goal by continuing to license our technology on a worldwide basis to foundries, IDMs and semiconductor companies.

        We initiated development of our Bandwidth Engine IC product line in the second half of 2009. We believe that the combination of 1T-SRAM and high-speed SerDes, implemented in a single IC, will be a compelling solution to address the needs of networking system designers.

        The following are integral aspects of our strategy:

Target Large and Growing Markets

        We target the large and growing market for SoC applications requiring large embedded memories and high-speed I/Os, which are typically in excess of one megabyte, with our 1T-SRAM and I/O IP technologies that offer chip designers improved performance for optimizing the cost and performance of the SoC.

        Although our 1T-SRAM and I/O IP technologies are applicable to many markets, we presently focus on rapidly growing product segments within the consumer electronics and communications sectors, such as networking applications targeted at addressing the bandwidth requirements generated by the growth in the Internet. These sectors increasingly require embedded memory and I/O solutions with higher density, lower power consumption, higher speeds and lower cost. Over the longer term we intend to identify and address other markets that are projected to achieve strong, long-term growth.

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

Extend our Technology Offerings

        Our goal is to continue to enhance our 1T-SRAM and I/O IP technologies and increase our share of the IP market. We will continue to develop our technology in order to offer even higher density, lower power consumption, higher speed and lower cost solutions for our licensees in smaller process geometries. We continue to invest in research to develop more advanced memory technologies, including our embedded non-volatile memory solution, 1T-Flash, which is still under development.

        With the announcement of our new Bandwidth Engine IC, we expect to provide a system level solution for networking systems, which we believe will provide higher bandwidth at lower cost and power consumption. We believe that customers that design the Bandwidth Engine into their system will re-architect the system at the board level and will result in the replacement of traditional memory solutions. To complement the Bandwidth Engine, we are also introducing the GigaChip Interface, which will be an open I/O compatible with the current industry standard (CEI-11) that will enable highly efficient serial chip-to-chip communications. The GigaChip Interface will be used in the Bandwidth Engine, and we expect to offer it to customers and prospective partners on terms that will encourage its widespread adoption. Our goal is for the GigaChip Interface to become an industry standard that is designed into other ICs in the system, as we believe this will encourage adoption of the Bandwidth Engine.

Licensing and Distribution Strategy

        We offer our memory and I/O technology on a worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships.

        We license our technology to semiconductor companies who incorporate our technology into ICs that they sell to their customers. We also sell to system companies that design ASICs. In addition, we engage in joint marketing activities with foundries, other IP companies and design companies to promote our technology to a wide base of customers. These distribution channels have broadened the acceptance and availability of our technology in the industry. As our technology becomes available through an increasing number of channels, we believe it will be less likely that customers will have to alter their procurement practices in order to acquire our technology. We intend to continue to significantly expand this base of strategic relationships to further proliferate our technology.

        Customers in Japan accounted for 64%, 62% and 76% of our revenues in 2009, 2008 and 2007, respectively. Customers in the United States accounted for 24%, 13% and 16% of our revenues in 2009, 2008 and 2007, respectively. Customers in Taiwan accounted for 11%, 16% and 6% of our revenues in 2009, 2008 and 2007, respectively, while our remaining revenues were from customers in the rest of Asia and in Europe.

Project Licenses

        We form product development and licensing relationships directly with semiconductor companies. In these relationships, the prospective licensee's implementation of our technologies typically includes customized development. Usually, these relationships involve both engineering work to implement our technology in the specified product and licensing the technology for manufacture and sale of the product. Although the precise terms contained in our macro development and license agreements vary, they generally include licensing fees, development fees for customizations based on the achievement of specified development milestones, and royalties. The vast majority of our contracts allow for milestone billings based on work performed. If we perform the contracted services, usually the licensee is obligated to pay the license fees even if the licensee cancels the project prior to completion. The agreements often also provide for the payment of additional contract fees if we provide engineering or manufacturing support services related to the manufacture of the product. Provisions in our memory license agreements generally require the payment of royalties to us based on the future sale or manufacture of products utilizing our technologies. Generally, our project licenses grant rights on a non-exclusive, non-transferable basis, limited to the use of our technology as modified for the project covered by the license agreement. Our license agreements generally have a fixed term and are subject to renewal. Each new project requires a separate agreement or an addendum to modify an existing agreement.

        We have license agreements with many companies, including, but not limited to, Agilent Technologies, Analog Devices, Inc., Broadcom Corporation, Dialog Semiconductor, Entropic Communications, Inc., eSilicon Corporation, Fujitsu Ltd., Himax Technologies, Ltd., Hitachi, Ltd., Kawasaki Micoroelectronics, Inc., LG Electronics, Inc., LSI Logic Corporation, Marvell Semiconductor, Inc., Matsushita Communication Industrial Co., Ltd., Mindspeed Technologies, Inc., National Semiconductor Corporation, NEC, Nexuschips Co. Ltd., Open-Silicon, Inc., Orise Technology Co. Inc., Philips Semiconductors, Inc., Pixelworks, Inc., Pixim, Inc., Progate Group Corporation, Realtek Semiconductor Corporation, Rohm Co. Ltd, Silterra Ltd., SMIC, Sanyo Electric Co., Ltd., Sony Corporation, TSMC, UMC, Via Technologies, Inc., Xilinx, Inc., and Yamaha Corporation.

Technology Licenses

        We also offer our technology to semiconductor companies and foundries through 1T-SRAM and I/O technology license agreements, under which we grant the licensee the additional right to create and modify designs to offer to its own customers or use internally. The contract fees associated with these arrangements typically require the licensee to pay us to port our technology to its manufacturing process and develop a template design that the licensee will be able to use to generate future designs. These agreements also may obligate the licensee to pay contract fees upon the achievement of specified development milestones and may provide for the payment of additional contract fees for engineering or manufacturing support services. Our memory technology license agreements include royalty provisions based on the sale or manufacture of products utilizing our technologies. The technology licenses are non-transferable and authorize the licensee to modify designs for its customers or internal use from the template design that we provide under the agreement. Typically, the template design applies only to a specified manufacturing process generation or specific application. The licensee may add future process generations or uses to the license agreement for additional contract fees.

Research and Development

        Our ability to compete in the future depends on improving our technology to meet the market's increasing demand for higher performance and lower cost requirements. We have assembled a team of highly skilled engineers whose activities are focused on developing even higher density, lower power consumption, higher speed and lower cost memory and I/O IP designs. We expect to continue to focus our research and development efforts by extending our I/O IP, 1T-SRAM and 1T-Flash technologies to smaller process geometries, porting our technology to additional foundries and semiconductor manufacturing facilities. In addition, our development of the Bandwidth Engine IC will require the hiring of specialized chip design engineers as well significant fabrication and testing costs, including mask costs, for initial product development in 2010.

        As of December 31, 2009, we employed 125 individuals in engineering and research and development, of which 52 are employed in our facility in Hyderabad, India. For the years ended December 31, 2009, 2008 and 2007, research and development expenditures totaled approximately $19.3 million, $17.2 million and $12.2 million, respectively.

Sales and Marketing

        As of December 31, 2009, we had 14 sales, marketing and application engineering personnel managing and supporting our licensing activities. Our sales and marketing personnel are located in the United States and Japan. In addition to our direct sales team, we sell our technologies through sales representatives in Europe and Asia. The sales personnel manage the negotiation of license agreements, provide technical support during the sales cycle to licensees and manage delivery under the contracts.

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2009, NEC, TSMC and Fujitsu represented 44%, 10% and 10% of total revenue, respectively. For the year ended December 31, 2008, NEC and TSMC represented 55% and 13% of total revenue, respectively. For the year ended December 31, 2007, NEC represented 70% of total revenue.

Intellectual Property

        We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights. As of December 31, 2009, we held approximately 102 U.S. and approximately 50 foreign patents on various aspects of our technology, with expiration dates ranging from 2012 to 2027. We currently have approximately 50 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us, or that we will be able to enforce our patents against infringement.

        The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Our licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights owned by others. Our successful protection of our patents and other intellectual property rights are subject to a number of factors, particularly those described in Part I, Item 1A, "Risk Factors."

Competition

        The markets for our memory and I/O technologies are highly competitive. We believe that the principal competitive factors are:

  •
  density and cost;

  •
  power consumption;

  •
  speed;

  •
  portability to different manufacturing processes;

  •
  scalability to different manufacturing process generations;

  •
  reliability and low manufacturing costs;

  •
  interface requirements;

  •
  the ease with which technology can be customized for and incorporated into customers' products; and

  •
  level of technical support provided.

        In order to remain competitive, we believe we must continue to provide higher density, lower power consumption, higher speed and lower cost technology solutions. Our 1T-SRAM technologies compete primarily with traditional SRAM, which is currently the preferred choice for embedded memory solutions in SoCs requiring less density, and embedded DRAM. Companies providing traditional SRAM embedded memories include ARM Holdings PLC and Virage Logic Corporation. Embedded DRAM is offered by major foundries and IC suppliers such as TSMC, Toshiba and International Business Machines Corporation, or IBM, among others. Foundries offering embedded DRAM are also able to provide their customers with IC design services, include memory designs for their customers ICs. In that case, the cost of the embedded memory and design are included in the wafer cost charged by the foundry. In these cases, companies would not have to license the use of their memory design from a memory provider like us, but would get the memory design from their foundry partner. We have licensed our 1T-SRAM technology to TSMC, and, under that license, TSMC is able to offer embedded DRAM solutions directly to its customers, obviating the need for those customers to obtain a license and do business directly with us. While TSMC does pay us royalties based on wafers it produces that incorporate our technology, these royalties are lower than the license and royalty fees we have historically received from customers that came to us for a technology license and memory design.

        Not all embedded memory applications benefit sufficiently from the technological advantages offered by our 1T-SRAM to justify the increased cost to the licensee. Our licensees and prospective licensees can meet their current needs for embedded memory using other memory solutions with different cost and performance parameters. For example, our technologies are not suitable for replacing lower-cost traditional DRAM memory chips if higher access speed is unnecessary. In addition, alternative solutions may be more cost-effective for memory block sizes of less than one megabit, or applications in which the embedded memory portion is less than 20% of the total chip area.

        Moreover, some companies assess greater uncertainty and risk in relying on the newer generations of 1T-SRAM technologies. As a result, our ability to compete effectively may be limited because such companies may prefer to use more established traditional memory solutions that are freely available without a license. In the current macroeconomic environment, we believe that, notwithstanding the competitively superior features of our technology, companies, including some of our current and past licensees, will continue to seek new ways to reduce their costs, which could include modifying designs to accommodate traditional memory solutions instead of licensing 1T-SRAM from us or our technology licensees.

        Our I/O IP solutions compete with offerings from Synopsys, Inc. and other IP providers, as well as the internal design teams of customers. We believe our interface solutions can meet the need for faster rates of data transfer, such as 10Gbps and greater, which the industry is striving for. Time to market is critical for our customers. Therefore, having IP that conforms to widely-used industry protocols or standards is an important advantage of our I/O technology to reduce the amount of design time required to produce an integrated circuit.

Employees

        As of December 31, 2009, we had 152 employees, consisting of 125 in research and development and engineering, 14 in sales, marketing and application engineering and 13 in finance and administration. We believe our future success depends, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for which competition is intense. We believe that our employee relations are good.

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

Executive Officers

        The names of our executive officers and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Leonard Perham	66	President and Chief Executive Officer
James W. Sullivan	41	Vice President of Finance and Chief Financial Officer
Sundari Mitra	46	Executive Vice President of Engineering
David DeMaria	48	Vice President of Business Operations

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

        James W. Sullivan,    Mr. Sullivan became our Vice President of Finance and Chief Financial Officer in January 2008. From July 2006 until January 2008, Mr. Sullivan served as Vice President of Finance & Chief Financial Officer at Apptera, Inc., a venture-backed company providing software for mobile advertising, search and commerce. From July 2002 until June 2006, Mr. Sullivan was the Vice President of Finance and Chief Financial Officer at 8x8, Inc., a provider of voice over Internet protocol communication services. Mr. Sullivan's prior experience includes various positions at 8x8, Inc. and PricewaterhouseCoopers LLP. He received a Bachelor of Science degree in Accounting from New York University and is a Certified Public Accountant.

        Sundari Mitra,    Ms. Mitra became our Executive Vice President of Engineering in June 2009. Prior to joining the Company, Ms. Mitra founded and served as Chief Executive Officer of Prism Circuits from its inception in February 2006 until our acquisition of Prism Circuits on June 5, 2009. Prior to joining Prism Circuits, Ms. Mitra served as a Director of Engineering at Sun Microsystems, Inc. from June 2002 to August 2004. Ms. Mitra holds a Masters of Science degree in Electrical Engineering from the University of Illinois and a Bachelors of Science degree in Electrical Engineering from Baroda University in India.

        David DeMaria, Mr. DeMaria became our Vice President of Business Operations in August 2008. From November 2007 until August 2008, Mr. DeMaria served as Senior Vice President at Apache Design Solutions, an electronic design automation software company. From January 2006 until November 2007, Mr. DeMaria was Chief Executive Officer of Optimal Corporation, an electronic design automation software company that he helped grow and ultimately merge with Apache Design Solutions. From October 1999 to March 2004, Mr. DeMaria served in various positions, including Executive Vice President of the systems business unit and Senior Vice President of worldwide marketing and strategy, at Cadence Design Systems. Mr. DeMaria attended Boston University for a Bachelor of Science degree in Computer Engineering.

Item 1A.    Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends upon the semiconductor market's acceptance of our embedded memory and high-speed interface technologies.

        The future prospects of our business depend on the acceptance by our target markets of our technologies, including embedded memory applications, I/O technologies and any future technology we might develop, such as our Bandwidth Engine ICs that are currently under development. We have not achieved substantial or rapid growth in our technology licensing revenue since we began selling and marketing the technologies and cannot be assured of realizing such growth in the future. Our memory technology is intended to allow our licensees to develop embedded memory integrated circuits to replace other embedded memory technology with different cost and performance parameters. Whereas our high-speed I/O technologies allow our licensees to deliver high performance input-output processing to connect their SoC chips to other system chips, replacing their existing interface technology with different cost and performance metrics. Our memory technologies utilize fundamentally different internal circuitry that is not widely known in the semiconductor industry. Therefore, one of our principal challenges, which we might fail to meet, is to convince a substantial percentage of SoC designers to adopt our technology instead of other solutions, which may have proven effective in their products. We have invested significant resources to expand our IP technology offerings for the SOC market, but may not introduce these new technology offerings successfully or obtain significant revenue from them.

        An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders as licensees of our solutions. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our solutions. If a high-profile industry participant adopts our technology or IC for one or more of its products but fails to achieve success with those products, or is unable to successfully implement our technology or IC, other industry participants' perception of our solutions could be harmed. Any such event could reduce the number of future sales of our solutions.

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

        Once a license agreement has been executed, the timing and amount of licensing and royalty revenue, if applicable, from our licensing business remain difficult to predict. The completion of the licensee's development projects and the commencement of production are subject to the licensee's efforts, development risks and other factors outside our control. Our royalty revenue will depend on such factors as the success of the licensee's project, the licensee's production and shipment volumes, the timing of product shipments, selling price of the products and when the licensee reports to us the manufacture or sale of products that include our technologies. All of these factors will prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in our operating results.

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

        Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for SoCs, particularly those requiring embedded memory sizes of one megabit or more, and high-speed interfaces of speeds over 1Gbps. In addition, our ability to achieve design wins with customers is dependent upon the growth of embedded memories and high-speed interfaces required in SoCs. SoCs are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple integrated circuits to create a System-in-a-Package.

        We cannot be certain that the market for SoCs will continue to develop or grow at a rate sufficient to support our business, or that if such growth does occur, that it will lead to significant growth in our business. SoC providers depend on the demand for products requiring SoCs, such as cellular phones, game consoles, personal data assistants (PDAs), digital cameras, digital media players, network switches, storage systems and computer systems. The demand for such products is uncertain and difficult to predict and depends on factors beyond our control. If the market fails to grow or develops more slowly than expected, our business will suffer.

The semiconductor industry is cyclical in nature and subject to periodic downturns, which can negatively affect our revenue.

        The semiconductor industry is cyclical and has experienced pronounced downturns for sustained periods of up to several years. We believe that we are currently in such a downturn. To respond to any downturn, many semiconductor manufacturers and their customers will slow their research and development activities, cancel or delay new product developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies. As a result, our business has been in the past and could be adversely affected in the future by an industry downturn, which could negatively impact our future revenue and profitability. Also, the cyclical nature of the semiconductor industry may cause our operating results to fluctuate significantly from year-to-year, which may tend to increase the volatility of the price of our common stock.

We have a history of losses and are uncertain as to our future profitability.

        We recorded an operating loss of $20.0 million for the year ended December 31, 2009 and ended the period with an accumulated deficit of $53.6 million. In addition, we recorded operating losses of $20.7 million and $13.6 million for the years ended December 31, 2008 and 2007, respectively. We may continue to incur operating losses for the foreseeable future as we invest in the development of our Bandwidth Engine IC as well as continue to invest in our IP technologies. Due to our strong commitment of resources to research and development and expansion of our offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, difficulties in securing new license agreements for our 1T-SRAM and uncertainties regarding the viability of our 1T-Flash technology, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We may not achieve the anticipated benefits of becoming a fabless semiconductor company by developing and bringing to market the Bandwidth Engine integrated circuit product line.

        In February 2010, we announced the expansion of our business model to become a fabless semiconductor company through the development of a product line of ICs called the Bandwidth Engine. Our goal is to increase our total available market by creating high-performance integrated circuits for networking systems, using our proprietary technology and design expertise. This development effort has required that we add significant headcount and design resources, such as expensive software tools, which has increased our losses from and cash used in operations. We may not be successful in our development efforts to bring the Bandwidth Engine to market successfully nor be successful in selling the Bandwidth Engine due to various risks and uncertainties, including, but not limited to:

  •
  customer acceptance of the Bandwidth Engine ICs;

  •
  difficulties and delays in the development, production, testing and marketing of the Bandwidth Engine ICs;

  •
  the anticipated costs and technological risks of developing and bringing ICs to market;

  •
  the willingness of our manufacturing partners to assist successfully with the fabrication of Bandwidth Engine ICs;

  •
  the availability of quantities of ICs supplied by our manufacturing partners at a competitive cost;

  •
  our ability to generate the desired gross margin percentages and return on our product development investment;

  •
  competition for our Bandwidth Engine ICs from established IC suppliers;

  •
  the adequacy of our intellectual property protection for our proprietary IC designs and technologies;

  •
  the vigor and growth of markets served by licensees, customers and prospects and of our operations; and

  •
  our lack of recent experience as a fabless semiconductor company making and selling proprietary ICs.

        If we experience significant delays in bringing the Bandwidth Engine to market or if the initial Bandwidth Engine product is not successful, we may need to raise additional capital to support the product development efforts and fund our working capital needs.

We might be unable to deliver our customized technology within an agreed technical specification in the time frame demanded by our licensees, which could damage our reputation, harm our ability to attract future licensees and adversely impact operating results.

        Many of our licenses require us to deliver a customized memory block or customized high-speed interface, within an agreed technical specification by a certain delivery timetable. This requires us to furnish a unique design for each customer, which can make the development schedule difficult to predict and involves extensive interaction with our customers' engineers. From time to time, we have experienced delays in delivering our customized deliverables that meet the agreed technical specifications, which can result from slower engineering progress than we originally anticipated or there might be factors outside of our control, such as the customer's delay in completing verification of the customer's integrated circuit or manufacturing process issues at the foundries. Such delays may affect the timing of recognition of revenues and collection of amounts due from a particular project and can adversely affect our operating results and financial condition.

        In addition, any failure to meet our customers' timetables, as well as the agreed upon technical specifications of our customized deliverables could lead to the failure to collect, or a delay in collecting royalties and licensing fee payments from our licensees, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results. Furthermore, a customer may assert that we are responsible for delays and cost overruns and demand reimbursement for some of its costs, which we may elect to reimburse in whole or in part in order to address the customer's concerns.

Our business model relies on royalties as a key component in the generation of revenues from the licensing of our memory technologies, and if we fail to realize expected royalties our operating results will suffer.

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

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2009, our three largest customers represented 44%, 10%, and 10% of total revenue, respectively. For the year ended December 31, 2008, our two largest customers represented 55% and 13% of total revenue, respectively. For the year ended December 31, 2007, one customer represented 70% of total revenue. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

        Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2009, 2008, and 2007 has come from the license fees and royalties for integrated circuits supplied by one IDM for Nintendo® gaming devices that incorporates our 1T-SRAM technology. Royalties earned from this customer represented 39%, 47%, and 41% of total revenue in 2009, 2008 and 2007, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

        We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2009, four customers represented 97% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

        Part of our marketing strategy relies upon our relationships and agreements with semiconductor foundries, such as TSMC, UMC, Silterra, Ltd., and SMIC among others. These foundries have existing relationships, and continually seek new relationships, with companies in the markets we target, and they have agreed to utilize these relationships to introduce our technology to potential licensees. If we fail to maintain and expand our current relationships with these foundries, we might fail to achieve anticipated growth. Our relationship with these foundries is not exclusive, and they are free to promote or develop other IP technologies, including their own. The foundries' promotions of alternative technologies reduce the size of our potential market and may adversely affect our revenues and operating results. Foundries that license our IP for designs they provide to their customers may compete with us for such customers, and due to such competition, may be less inclined to help us with new technology development.

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

Our embedded memory technology and I/O technologies are unique and the occurrence of manufacturing difficulties or low production yields, if not corrected, could hinder market acceptance of our technology and reduce future revenue.

        Complex technologies like ours could be adversely affected by difficulties in adapting our embedded memory and high-speed I/O technologies to our licensees' product designs or to the manufacturing process technology of a particular foundry or semiconductor manufacturer. Some of our customers have experienced lower than expected yields when initially integrating our designs into their SoCs. We work closely with our customers to resolve any design or process issues in order to achieve the optimum production yield.

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

Our failure to compete effectively in the market for embedded memory and I/O technology could significantly limit or reduce our revenue.

        Competition in the market for embedded memory and I/O solutions is intense. Our licensees and prospective licensees can meet their need for embedded memory solutions by using traditional memory solutions with different cost and performance parameters, which they may internally develop or acquire from third-party vendors. In recent years, the demand for applications for which our 1T-SRAM technologies provide distinct advantages has not experienced significant growth. If alternative technologies are developed that provide comparable system performance at lower cost than our 1T-SRAM technologies for certain applications and/or do not require the payment of comparable royalties, or if the industry generally demonstrates a preference for applications for which our 1T-SRAM technologies do not offer significant advantages, our ability to realize revenue from our 1T-SRAM technologies could be impaired.

        The market for serial I/O technology is driven by the demand for solutions in the most advanced technology nodes. Our competitors may be more experienced in the I/O technology market, therefore able to provide a wider range of products or bundle different product offerings to attract customers and offer lower pricing. Also, our competitors are able to provide designs to customers that have been verified in silicon before we are able to, our revenues may be adversely affected.

        We also may be challenged by competitive developers of alternative technologies who are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than we have. These advantages might permit these developers to respond more quickly to new or emerging technologies and changes in licensee requirements. We cannot assure you that future competition will not have a material adverse effect on the adoption of our technology and our market penetration.

We have invested significant resources to expand our IP technology offerings for the SOC market, but we might not successfully introduce these new technology offerings or obtain significant revenue from them.

        We have and will continue to invest significant financial and personnel resources in new IP technology offerings for the SoC market, including 1T-Flash and I/O technologies. To date, substantially all of our revenue has been generated from our 1T-SRAM technologies. We intend for our new IP technologies under development to increase our revenues and expand our business with existing and new customers. These technology offerings require further development and have not been silicon verified or tested in production or commercial use, however, and, as with our existing 1T-SRAM technologies, these new IP technologies are inherently complex. Our success with those new technologies will depend on many presently uncertain factors, including:

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

  •
  overall demand for these new technologies and the willingness of customers to pay significant non-recurring engineering fees and royalties in order to license them from us;

  •
  the length of the sales cycle, which has taken up to 24 months in the case of our existing 1T-SRAM technology; and

  •
  the potential introduction by our competitors of alternative products with better or comparable features or at a lower price.

        Any of these factors could adversely affect our ability to successfully introduce these new IP technologies and generate significant revenue from them. If we fail to achieve our objectives for these technologies it may affect our cash flows and results of operations adversely and result in a material decline in the trading price of our common stock. In addition, even if we successfully license these new technologies to customers and they do not work as anticipated, our reputation and ability to do business in the marketplace could be affected adversely.

Our failure to continue to enhance our technology or develop new technology on a timely basis could diminish our ability to attract and retain licensees and product customers.

        The existing and potential markets for our products and technology are characterized by ever increasing performance requirements, evolving industry standards, rapid technological change and product obsolescence. These characteristics lead to frequent new product and technology introductions and enhancements, shorter product life cycles and changes in consumer demands. In order to attain and maintain a significant position in the market, we will need to continue to enhance our technology in anticipation of these market trends.

        In addition, the semiconductor industry might adopt or develop a completely different approach to utilizing memory and interface technologies for many applications, which could render our existing technology unmarketable or obsolete. We might not be able to successfully develop new technology, or adapt our existing technology, to comply with these innovative standards.

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

        We continually introduce enhancements to our technologies to meet market requirements. However, we cannot be assured that the design and introduction schedules of any additions and enhancements to our existing and future technology will be met, that this technology will achieve market acceptance or that we will be able to license this technology on terms that are favorable to us. Our failure to develop future technology that achieves market acceptance could harm our competitive position and impede our future growth.

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

        The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and generally report this data to us after the end of each quarter. We have implemented a royalty audit process, in which we audit licensees' records on a rotation plan in accordance with the terms of the agreement, to attempt to verify the information provided to us in the royalty reports. These audits can be expensive, time-consuming and potentially detrimental to the business relationship. A failure to fully enforce the royalty provisions of our license agreements could cause our revenue to decrease and impede our ability to achieve and maintain profitability.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2009, we held approximately 102 patents in the United States, and approximately 50 corresponding foreign patents, which expire at various times from 2012 to 2027. In addition, as of December 31, 2009, we had approximately 50 patent applications pending worldwide. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

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

        The size of our company has increased substantially as we have grown from 43 employees in January 2001 to 152 employees in December 2009, largely due to the acquisition of Prism Circuits in 2009. In 2007, we had significantly expanded our foreign operations and headcount, as a result of the Atmel and LDIC acquisitions, and we subsequently commenced the exit of those operations in late 2008, at significant cost to the Company. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to:

  •
  implement and manage new marketing channels to penetrate different and broader markets for our technologies;

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

        Our business has been dependent to a significant degree upon the services of a small number of executive officers and technical employees. The loss of any key personnel could negatively impact our technology development efforts, our ability to deliver under our existing agreements, maintain strategic relationships with our partners, and obtain new customers. We generally have not entered into employment or non-competition agreements with any of our employees and do not maintain key-man life insurance on the lives of any of our key personnel.

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

        We cannot assure you that there will continue to be an active trading market for our common stock. Recently, the stock market, as well as our common stock, has experienced significant price and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline. In each of 2007 and 2008, our board of directors approved stock repurchase programs, the latter of which expired in October 2009. Any future program could impact the price of our common stock and increase volatility.

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

        As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have acquired MagnaLynx, Inc. in March 2010, purchased assets from Prism Circuits in June 2009, purchased assets from Atmel Corporation and LDIC in July and August 2007 and acquired Atmos Corporation (Atmos) in 2002. In 2004, we commenced the shutdown of the Atmos operations. In December 2008, we announced the exit of the product lines related to the assets purchased from Atmel and LDIC. The total cost of this shutdown was approximately $1.6 million, which is in addition to the losses we incurred while we owned and operated these product lines. Acquisitions that we may do in the future will present a number of potential challenges that could, if not overcome, disrupt our business operations, substantially increase our operating expenses, negatively affect our operating results and cash flows and reduce the value to us of the acquired company or assets purchased, including:

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

We may not achieve the anticipated benefits of becoming a fabless semiconductor company by developing and bringing to market the Bandwidth Engine integrated circuit product line.

        In February 2010, we announced the expansion of our business model to become a fabless semiconductor company with the production of the Bandwidth Engine family of ICs. Our goal is to increase our total available market by creating high-performance integrated circuits for networking systems. We may not achieve these and other anticipated benefits as the result of various risks and uncertainties, including, but not limited to, the following:

  •
  the extent of customer acceptance of the Bandwidth Engine ICs;

  •
  difficulties and delays in the development, production, testing and marketing of the Bandwidth Engine ICs;

  •
  the anticipated costs and technological risks of developing and bringing ICs to market;

  •
  the willingness of our manufacturing partners to assist with the successful fabrication of Bandwidth Engine ICs;

  •
  the availability of quantities of ICs supplied by our manufacturing partners at a competitive cost;

  •
  our ability to generate the desired gross margin percentages and return on our product development investment;

  •
  competition for our Bandwidth Engine ICs from established IC suppliers;

  •
  the adequacy of our intellectual property protection for our proprietary IC designs and technologies;

  •
  the vigor and growth of markets served by licensees, customers and prospects and of our operations; and

  •
  our lack of recent experience as a fabless semiconductor company making and selling proprietary ICs.

Our investments in auction-rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

        As of December 31, 2009, we held $7.9 million (net of $1.1 million in realized losses) of investments, classified as short-term investments, with an auction reset feature, or auction-rate securities, whose underlying assets were primarily in student loans. Most of the issuers of our auction-rate securities had a AAA credit rating as of December 31, 2009. Auctions for all of these auction-rate securities failed in early 2008, which means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. To date, $0.1 million of these auction-rate securities have been sold. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction-rate securities was limited. In November 2008, we accepted an offer from UBS Financial Services, Inc. (UBS) under which UBS will purchase the auction-rate securities from us, at our election, at par value at any time during the period from June 30, 2010 to July 2, 2012. If we do not make this election, the auction-rate securities will continue to accrue and pay interest, as determined by the auction process, or if the auction process fails, the terms specified in the prospectuses for the auction-rate securities. UBS's obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to complete its purchase of those securities. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the auction-rate securities and the auction process continues to fail, then we may incur further losses on the carrying value of the auction-rate securities.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in Sunnyvale, California. We currently occupy approximately 26,000 square feet of space in the Sunnyvale facility, the lease for which extends through June 2010. We have leased office space in Hyderabad, India for our engineering design center and in Tokyo, Japan and Hsinchu City, Taiwan for our sales and support offices. We believe that our existing facilities are adequate to meet our current needs.

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

Item 4.    Removed and Reserved

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the Global Market of the NASDAQ Stock Market under the symbol MOSY. The following table sets forth the range of high and low sales prices of our common stock for each period indicated.

Quarter ended	High	Low
December 31, 2009	$4.04	$2.19
September 30, 2009	$2.75	$1.47
June 30, 2009	$2.00	$1.39
March 31, 2009	$2.28	$1.22
December 31, 2008	$4.12	$1.75
September 30, 2008	$4.85	$3.92
June 30, 2008	$5.78	$4.02
March 31, 2008	$5.00	$3.37

        We had 24 stockholders of record as of February 26, 2010.

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

	Year Ended December 31,
	2009(2)	2008(3)	2007(4)	2006(5)	2005(6)
	(In thousands, except per share data)
Income Statement Data(1):
Total net revenue	$11,458	$14,026	$14,334	$14,909	$12,282
Cost of net revenue	1,993	2,797	2,744	1,585	1,986

Gross profit	9,465	11,229	11,590	13,324	10,296
Operating expenses	29,468	31,925	25,180	22,476	15,880

Loss from operations	(20,003)	(20,696)	(13,590)	(9,152)	(5,584)
Other income, net	744	2,243	4,520	3,286	2,591

Loss before income taxes	(19,259)	(18,453)	(9,070)	(5,866)	(2,993)
Income tax benefit (provision)	155	(132)	(25)	(109)	11

Net loss	$(19,104)	$(18,585)	$(9,095)	$(5,975)	$(2,982)

Net loss per share:
Basic and diluted	$(0.61)	$(0.59)	$(0.28)	$(0.19)	$(0.10)
Shares used in computing net loss per share:
Basic and diluted	31,238	31,698	31,994	31,298	30,534
Allocation of stock-based compensation to cost of net revenue and operating expenses:
Cost of net revenue	$250	$405	$502	$312	$—
Research and development	1,153	1,235	1,377	1,192	—
Selling, general and administrative	1,651	3,103	2,461	1,879	36

	$3,054	$4,743	$4,340	$3,383	$36

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data(1):
Cash, cash equivalents and investments	$40,436	$67,470	$78,654	$84,299	$85,989
Working capital	25,398	43,304	66,262	84,698	68,179
Total assets	75,773	85,933	98,797	103,760	103,637
Deferred revenue	2,901	639	201	619	1,309
Long-term liabilities	136	—	—	54	196
Stockholders' equity	64,701	81,888	96,292	100,915	99,332

(1)
In the fourth quarter of 2009, the Company identified a calculation error in the third-party software it uses for stock administration. The calculation errors resulted in an understatement of previously reported non-cash stock-based compensation expense for 2008, 2007 and 2006 and changed the timing of stock-based compensation expense. The cumulative effect of this error on the Company's net loss was determined to be immaterial to previously reported financial results. The Company has retroactively corrected the impacts of the calculation error on the consolidated financial statements presented above for the years ended December 31, 2008, 2007 and 2006 (See

  Note 4 in the Notes to Consolidated Financial Statements for the impact of the revisions on the years ended December 31, 2008 and 2007). The impact on stock-based compensation for 2006 was $0.6 million.

(2)
Operating expenses include restructuring charges of $0.7 million and $1.5 million of amortization of acquired intangible assets.

(3)
Operating expenses include restructuring charges of $1.3 million, impairment charges for acquired intangible assets of $1.4 million and $0.7 million of amortization of acquired intangible assets.

(4)
Operating expenses include a $1.0 million charge for acquired in-process research and development and $0.4 million of amortization of acquired intangible assets.

(5)
Operating expenses include a $2.4 million charge relating to a litigation settlement.

(6)
Operating expenses include restructuring charges of $0.1 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Overview

        We design, develop, market and license differentiated embedded memory and high-speed parallel and serial I/O intellectual property, or IP, for advanced Systems on Chips, or SoC, designs. Our patented memory solutions include 1T-SRAM and 1T-Flash high-density and/or high performance alternatives to traditional volatile and non-volatile embedded memory. Our I/O IP includes physical layer (PHY) circuitry that allows integrated circuits to talk to each other or to discrete memory devices like DDR3 in the networking, storage, computer and consumer segments. Our PHYs support serial interface technologies such as 10G Base KR, XAUI, PCI Express and SATA as well as parallel interfaces like DDR3.

        Our customers typically include fabless semiconductor companies, integrated device manufacturers, or IDMs, and foundries. We generate revenue from the licensing of our IP, and our customers pay us fees for one or more of the following: licensing, non-recurring engineering services, royalties and maintenance and support. Royalty revenues are typically earned under our memory license agreements when our licensees manufacture or sell products that incorporate any of our memory technologies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties, where applicable, from the licensee's use of our technologies, to run from 18 to 24 months. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from 6 to 12 months, depending on the complexity of the proposed project and degree of development services required.

        In the third quarter of 2007, we acquired analog/mixed-signal integrated circuit designs, intellectual property, related assets and subsidiaries from Atmel and LDIC. In December 2008, as part of our initiative to exit unprofitable and non-core product lines, we announced our plan to cease all further work and sales activities on the acquired analog/mixed-signal products, closed our subsidiaries in China and Romania, and eliminated approximately 90 employees in the first half of 2009. We incurred restructuring and asset impairment charges of $0.3 million and $2.7 million in 2009 and 2008, respectively, related to this product line exit.

        In June 2009, we completed the acquisition of substantially all the assets and business of Prism Circuits, Inc. (Prism Circuits), a provider of high-speed parallel and serial I/O technology. The acquisition significantly expanded our product portfolio by adding high speed multi-protocol compliant interface technology, which enables communication between semiconductors in a system. We believe the integration of our patented memory IP and the newly acquired differentiated interface technology will allow us to provide a more comprehensive and competitive solution to our customers, especially in the networking and communications markets. With the acquisition, we added over 50 engineers experienced in interface technology development and analog/mixed-signal applications. We paid Prism Circuits $15.0 million in cash (reduced by approximately $1.4 million of cash we acquired) at closing and assumed certain of its liabilities as consideration for the acquired assets. We also agreed to pay up to an additional $6.5 million of cash as an earn-out payment shortly after the first anniversary of the closing date, contingent upon our achievement of certain objectives relating to the Prism Circuits business during that twelve-month period. To the extent earned, any earn-out payment will likely be paid in the third quarter of 2010. In addition, in June and July 2009, we granted options to purchase 3.6 million shares of our common stock to the newly hired Prism Circuits employees.

Sources of Revenue

        We generate two types of revenue: licensing and royalties.

        Licensing.    Licensing revenue consists of fees earned from license agreements, development services, prepaid pre-production royalties, and support and maintenance.

        Our license agreements involve long sales cycles, which make it difficult to predict when the agreements will be signed. In addition, our licensing revenue fluctuates from period to period, and it is difficult for us to predict the timing and magnitude of such revenue from quarter to quarter. Moreover, we believe that the amount of licensing revenue for any period is not necessarily indicative of results in any future period.

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

        Royalty.    Royalty revenue represents amounts earned under provisions in our memory licensing contracts that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our memory IP. We generally recognize royalties in the quarter in which we receive the licensee's report.

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

  Revenue Recognition

  General

        We generate revenue from the licensing of our IP, and customers pay fees for licensing, development services, royalties and maintenance and support. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements. When sales arrangements contain multiple elements (e.g., license and services), we review each element to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the consideration payable to us under the agreement is allocated to each unit of accounting using either the relative fair value method or the residual fair value method. Revenue is recognized for each unit of accounting when the revenue recognition criteria have been met for that unit of accounting.

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

        For license agreements that include deliverables requiring significant production, modification or customization, and where we have significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, we recognize revenue over the period in which the contract services are performed. For these arrangements, we recognize revenue using the percentage of completion method. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that we have the experience to meet the design specifications and estimating the total direct labor hours. We follow this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee's design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. We have the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on our experience in developing prior licensees' designs. During the contract performance period, we review estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise our estimates of revenue and gross profit under the contract if we revise the estimations of the direct labor hours to complete. Our policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined to be likely. For the year ended December 31, 2009, we recorded a loss accrual of $24,000 for one agreement. For the year ended December 31, 2008, we recorded loss accruals on two agreements for a total of $256,000. No loss accruals were recorded during the year ended December 31, 2007. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

        For contracts involving design specifications that we have not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and we defer the recognition of all revenue until the design meets the contractual design specifications. In this event, the cost of revenue is expensed as incurred. When we have experience in meeting design specifications but do not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, we defer both the recognition of revenue and the cost. No revenue was recognized under the completed contract method for the years ended December 31, 2009 and 2008. We recognized $128,000 of revenue under the completed contract method in 2007.

        We provide support and maintenance under many of our license agreements. Under these arrangements, we provide unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. Support and maintenance revenue is recognized at its fair value established by objective evidence, ratably over the period during which the obligation exists, typically 12 months. These arrangements are generally renewable annually by the customer.

        Under limited circumstances, we also recognize prepaid pre-production royalties as license revenues. These are lump sum payments made when we enter into licensing agreements that cover future shipments of a product that is not commercially available from the licensee. We characterize such payments as license revenues because they are paid as part of the initial license fee and not with respect to products being produced by the licensee. These payments are non-cancelable and non-refundable. No revenue from prepaid production royalties was recognized in 2009, 2008 and 2007.

  Royalty

        Our licensing contracts typically also provide for royalties based on licensees' use of our technology in their currently shipping commercial products. We generally recognize royalties in the quarter in which we receive the licensee's report. Under limited circumstances, we may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with our normal billing terms. If any of these criteria are not met, we defer revenue recognition until such time as all criteria have been met.

  Fair Value Measurements of Financial Instruments

        We measure the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

  Level 1—Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

  Level 2—Pricing is provided by third party sources of market information obtained from investment advisors rather than models. We do not adjust for or apply any additional assumptions or estimates to the pricing information we receive from advisors. Our Level 2 securities include cash equivalents and available-for-sale securities, which consisted primarily of commercial paper, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. Our investment advisors obtain pricing data from independent sources, such as Standard & Poor's, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities we hold are not actively traded and have fewer observable transactions. We consider this the most reliable information available for the valuation of the securities.

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

  Valuation of long-lived Assets

        We evaluate our long-lived assets for impairment at least annually, or more frequently when a triggering event is deemed to have occurred. This assessment is subjective in nature and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates and assumptions change in the future, it could result in a material write-down of long-lived assets. We amortize our finite-lived intangible assets, such as developed technology, patents and workforce, on a straight-line basis over their estimated useful lives of one to three years. We recognize an impairment charge as the difference between the net book value of such assets and the fair value of the assets on the measurement date.

  Goodwill

        We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We use a two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. The fair value of each reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference. We performed the annual impairment test during the third quarter of 2009, and the test did not indicate impairment of goodwill. As of December 31, 2009, we had not identified any factors to indicate there was an impairment of our goodwill. If our stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods.

  Deferred tax valuation allowance

        When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 31, 2009, we had a valuation allowance of approximately $25.6 million, of which $21.6 million was attributable to U.S. and state net operating losses and tax credit carryforwards and $4.0 million to other temporary differences.

  Stock-based compensation

        We recognize stock-based compensation for equity awards on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option- pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price.

Results of Operations

        In the fourth quarter of 2009, we identified a calculation error in the third-party software we use for stock administration. The calculation errors resulted in an understatement of previously reported non-cash stock-based compensation expense for the first three quarters of 2009, as well as 2008, 2007 and 2006, and changed the timing of stock-based compensation expense. The cumulative effects of this error on our net losses were determined to be immaterial to previously reported financial results. We have retroactively corrected the amount of such expenses and our net loss for 2008 and 2007 in the discussion below, which compares the historical results of operations based on U.S. generally accepted accounting principles for the years ended December 31, 2009, 2008 and 2007 (See Note 4 to the Consolidated Financial Statements included in Item 15 of this Report).

  Net Revenue.

	Year ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Licensing	$3,476	$3,156	$5,253	$320	10%	$(2,097)	(40)%
Percentage of total net revenue	30%	23%	37%

        Licensing revenue increased slightly in 2009 primarily because of revenue recognized under contracts we assumed in our acquisition of Prism Circuits. Revenue was recognized under the assumed contracts based on the fair value of the acquired fulfillment effort determined using estimated engineering labor hours required to complete each project. This increase was partially offset by a decline in the number and value of license agreements for our 1T-SRAM technology licenses in 2009.

        The $2.1 million decrease in 2008 was primarily due to a decline in the value of license agreements for our 1T-SRAM licenses compared with 2007, although the total number of licensees increased in 2008. Specifically, we signed five new licenses for our 1T-SRAM display driver interface application, which had lower license fees than our traditional 1T-SRAM.

	Year ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Royalty	$7,982	$10,870	$9,081	$(2,888)	(27)%	$1,789	20%
Percentage of total net revenue	70%	77%	63%

        Royalty revenue decreased $2.9 million in 2009 primarily due to a decrease in royalties earned from a major foundry licensee as a result of a decrease in its shipments of ICs incorporating 1T-SRAM technology and from an IDM licensee that provides ICs for the Nintendo Wii® game console, which transitioned its manufacturing of those ICs to a more advanced processing node during the first half of

2009. Our license agreement with the IDM at the advanced processing node provides for royalty reporting in the quarter following the product shipments in contrast to the previous license agreement, which had been amended in 2006 to provide for reporting in the shipment quarter. The combination of these two factors resulted in a larger decline than would have occurred solely from the decline in game console shipments. The decrease was partially offset by royalties received from a major OEM customer, which commenced reporting and paying royalties in the third quarter of 2008.

        Royalty revenue increased $1.8 million in 2008 primarily due to an increase in royalties earned on the sales of SoCs incorporating our technology by an IDM licensee for the Nintendo Wii game console, an increase in royalties received from a major foundry partner as production on the 65nm manufacturing process increased, and royalties received from a major OEM customer that licenses our 1T-SRAM for advanced mobile phone applications. The increases were offset by decreased royalties received from licensees with products incorporating older generation technologies, such as products manufactured on the 180nm and 130nm processes.

  Cost of Net Revenue and Gross Profit.

	Year ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Cost of net revenue	$1,993	$2,797	$2,744	$(804)	(29)%	$53	2%
Percentage of total net revenue	17%	20%	19%

        Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

        Cost of net revenue declined in 2009 primarily because we had fewer 1T-SRAM license agreements requiring significant engineering services. Cost of net revenue in 2009 included stock-based compensation expense of $0.3 million, a decrease of $0.2 million compared with 2008. As a result of the lower cost of net revenue, our gross profit as a percentage of revenue increased to 83% of total revenue from 80% in 2008. We expect that cost of licensing revenue will grow in absolute dollars in the future because we anticipate entering into more license agreements on smaller process geometries, such as the 40nm process, which require more development effort. We expect cost as a percentage of total net revenue to increase, as well, from levels in 2009 and 2008.

        The increase in cost of net revenue for 2008 was primarily due to licensing arrangements for our 1T-SRAM for use in display driver applications, which required the development of new macros for new foundry processes. Cost of net revenue in 2008 included stock-based compensation expense of $0.4 million, a decrease of $0.1 million compared with 2007. As a result of the increased engineering costs to fulfill our delivery obligations, our gross profit decreased from $11.6 million in 2007 to $11.2 million in 2008 and, as a percentage of total net revenue, decreased slightly to 80% of total net revenue in 2008 from 81% in 2007.

  Research and Development.

	Year ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Research and development	$19,255	$17,206	$12,203	$2,049	12%	$5,003	41%
Percentage of total net revenue	168%	123%	85%

        Our research and development expenses include development and design of variations of our 1T-SRAM and I/O technologies for use in different manufacturing processes used by licensees, development of our 1T-Flash technology solution, costs related to the development of the Bandwidth

Engine IC and amortization of intangible assets. In 2009, 2008 and 2007, we incurred costs of $0.4 million, $5.8 million and $3.1 million, respectively, related to our former analog/mixed-signal product lines. We expense research and development costs as they are incurred.

        The $2.0 million increase in 2009 resulted from a number of operational changes in 2008 and 2009, including the following:

  •
  $5.1 million increase in costs related to the operations acquired from Prism Circuits;

  •
  $1.2 million increase in costs related to acquisition-related contingent compensation charges;

  •
  $0.7 million increase in amortization costs related to acquired intangible assets; partially offset by a

  •
  $4.1 million decrease in costs related to the analog/mixed-signal product lines resulting from the exit of these product lines which was completed in the first quarter of 2009;

  •
  $0.6 million decrease in costs related to the closure of our facility in Korea in June 2009; and

  •
  $0.2 million less in foundry charges related to silicon validation of our designs due to the decline in engineering under license agreement.

        The $5.0 million increase in 2008 was primarily due to the combination of the following factors:

  •
  $3.1 million increase, primarily personnel-related, attributable to the analog/mixed-signal product lines acquired at the beginning of the third quarter of 2007;

  •
  $0.8 million increase in costs attributable to the expansion of our engineering team working on our non-volatile 1T-Flash memory technology and 1T-SRAM display driver interface applications;

  •
  $0.7 million increase in foundry charges to complete validation of our designs in silicon;

  •
  $0.3 million increase in amortization of purchased intangible assets from the Atmel and LDIC acquisitions; and

  •
  $0.3 million increase in license costs for our CAD tools; offset by a

  •
  $0.1 million decrease in stock-based compensation expense; and

  •
  $0.1 million decrease in other individually minor items.

        Research and development expenses included stock-based compensation expense of $1.2 million for each of the years ended December 31, 2009 and 2008. Research and development expenses included stock-based compensation expense of $1.4 million for the year ended December 31, 2007. The calculation error affecting stock-based compensation resulted in increasing research and development expense by $38,000 and $215,000 for the years ended December 31, 2008 and 2007, respectively. We expect that research and development expenses will increase in absolute dollars as we invest in new product development for our embedded memory and I/O technologies and development of the Bandwidth Engine.

  Selling, General and Administrative.

	Year ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Selling, general and administrative	$9,507	$12,006	$12,011	$(2,499)	(21)%	$(5)	—%
Percentage of total net revenue	83%	86%	84%

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, application engineering, finance, human resources and general management.

        The $2.5 million decrease for 2009 was primarily due to the combination of the following factors:

  •
  $1.5 million decrease in stock-based compensation expense;

  •
  $0.7 million decrease in personnel-related costs, primarily due to headcount reductions;

  •
  $0.3 million decrease in marketing activities;

  •
  $0.2 million decrease in sales expenses and commissions;

  •
  $0.1 million decrease in other individually minor items; and

  •
  $0.3 million increase in acquisition transaction costs, primarily legal and accounting fees, related to the acquisition of Prism Circuits in the second quarter of 2009.

        Expense for 2008, as corrected for the calculation error related to stock-based compensation, was approximately the same as 2007. Operational changes were as follows:

  •
  $0.6 million increase in stock-based compensation expense;

  •
  $0.4 million expense reduction attributable to the 2008 reversal of bad debt expense recorded in 2007;

  •
  $0.3 million increase attributable to the hiring of additional personnel to expand our sales and marketing organizations to enhance our global presence and add analog/mixed-signal expertise;

  •
  $0.3 million reduction in legal costs;

  •
  $0.3 million reduction in personnel costs in the general and administrative function due to lower headcount; and

  •
  $0.1 million increase in individually minor items.

        Selling, general and administrative expenses included stock-based compensation expense of $1.7 million, $3.1 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The calculation error affecting stock-based compensation resulted in increasing selling, general and administrative expense by $131,000 and $352,000 for the years ended December 31, 2008 and 2007, respectively. We expect total selling, general and administrative expenses to increase in absolute dollars due to an increase in sales and field applications personnel and related costs, higher legal costs related to patent and trademark activity and marketing efforts related to the expected introduction of the Bandwidth Engine IC in late 2010.

  Impairment of Intangible Assets and Restructuring Charges.

	Year ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Impairment of intangible assets and restructuring charges	$706	$2,713	$—	$(2,007)	(74)%	$2,713	100%
Percentage of total net revenue	6%	19%	—

        In the second quarter of 2009, we recorded $0.3 million in restructuring charges resulting from the closure of our Seoul, Korea research and development office and elimination of its 15 positions. These charges were primarily related to employee terminations and costs to exit the leased facility there. Additionally, restructuring charges of $0.2 million were recorded in connection with the plan to exit the leased facility that had been occupied by Prism Circuits.

        In the fourth quarter of 2008, we initiated a plan to exit the unprofitable analog/mixed-signal product lines, which we had acquired in 2007 through asset purchase agreements with Atmel and LDIC. In connection with these asset purchases, we had recorded intangible assets, which were being amortized over three to five years. As a result of the plan to exit these product lines, the remaining book value of these intangible assets of $1.4 million was considered to have no future value and deemed impaired, as no future cash flows would be generated. The remaining net book value, as of the date of management's announcement to exit the product lines, was written off. This plan resulted in the elimination of approximately 90 employees, mainly located in our subsidiaries in China and Romania. The total costs in 2008 associated with the restructuring were $1.3 million, primarily related to accrued employee severance and the write-off of computer equipment and other assets. In the first quarter of 2009, we incurred an additional $0.3 million related to this exit initiative, primarily in the form of facility-related exit costs.

        We do not expect to incur additional restructuring charges related to the closure of the China, Romania and Korea offices and the remaining cash expenditures related to these closures are expected to be paid in the first half of 2010.

  Other Income, net.

	Year ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Other income, net	$744	$2,243	$4,520	$(1,499)	(67)%	$(2,277)	(50)%
Percentage of total net revenue	6%	16%	32%

        Other income, net primarily consisted of interest income on our investments, which was $0.9 million, $2.3 million and $4.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Interest income declined by $1.4 million in 2009 primarily due to lower average investment balances and lower interest rates earned, as we transferred most of our cash into higher credit quality investments, such as money market funds that invest in securities of the U.S. government and its agencies that paid interest at lower rates.

  Income Tax Benefit (Provision).

	Year ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Income tax benefit (provision)	$155	$(132)	$(25)	$287	217%	$(107)	428%
Percentage of total net revenue	1%	1%	—

        Our income tax benefit was primarily attributable to federal tax credits. Our income tax provisions were primarily attributable to foreign jurisdictions.

        As of December 31, 2009, we had net operating loss carryforwards of approximately $41.6 million for federal income tax purposes and approximately $39.4 million for state income tax purposes that are available to reduce future income tax liabilities to the extent permitted under federal and state income tax laws. These net operating loss carryforwards expire from 2013 to 2029. In 2010, we anticipate that our effective income tax rate will continue to be less than the federal statutory tax rate because of expected continued losses.

        As of December 31, 2009 and 2008, we had gross deferred tax assets of approximately $25.6 million and $24.8 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we had recorded a full valuation allowance as of December 31, 2009 and 2008.

Liquidity and Capital Resources

        As of December 31, 2009, we had cash, cash equivalents and investments totaling $40.4 million compared with a combined balance of $67.5 million at December 31, 2008. Our primary capital requirements are to fund working capital and any acquisitions that we make which require cash consideration or expenditures. Contingent upon meeting specified earn-out milestones, we are obligated to pay up to an additional $6.5 million of cash to Prism Circuits in 2010.

        In 2009, we used net cash of $11.7 million in operating activities. Primarily, that amount reflected the net effects of our net loss of $19.1 million, adjusted for $1.9 million generated from changes in operating assets and liabilities, net of the acquisition of Prism Circuits, non-cash charges, including stock-based compensation expense of $3.1 million, amortization of intangible assets of $1.5 million, depreciation and amortization of $0.9 million and a non-cash restructuring charge of $0.1 million. The changes in assets and liabilities primarily related to the timing of billing our customers, collection of receivables and payments to vendors.

        Cash used in operating activities was $8.6 million for 2008, which primarily resulted from the net loss of $18.6 million, which was partially offset by non-cash charges, including stock-based compensation expense of $4.7 million, depreciation and amortization of $1.5 million, an intangible asset impairment charge of $1.4 million, non-cash restructuring charges of $0.3 million and $2.1 million generated from changes in operating assets and liabilities.

        Our investing activities in 2009 included a net payment of $13.6 million for the acquisition of Prism Circuits and $1.1 million for purchases of fixed assets during 2009. In 2008, we spent approximately $0.5 million of expenditures for property and equipment. Otherwise, our investing activities consisted of investing our cash in marketable securities and rolling over those investments.

        Cash used in financing activities consisted of $0.9 million used for stock repurchases under our repurchase program prior to its suspension in February 2009. Net cash used in financing activities was $0.8 million for 2008, which was primarily attributable to $1.0 million of cash expenditures during the fourth quarter of 2008 to repurchase approximately 275,000 shares of our own common stock under a repurchase plan authorized by our board of directors, partially offset by proceeds of $0.2 million from stock option exercises.

        Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including:

  •
  level and timing of licensing and royalty revenue;

  •
  cost, timing and success of technology development efforts, including meeting customer design specifications;

  •
  fabrication costs, including mask costs, of our Bandwidth Engine integrated circuits, currently under development;

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

  •
  profitability of our business.

        Although we expect our cash expenditures to continue to exceed receipts in 2010 as we continue to expand research and development efforts for our 1T-SRAM and 1T-Flash technologies and the newly introduced Bandwidth Engine product line, we expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. We cannot be certain, however, that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we may need to raise additional funding through public or private financings. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Disclosures about Contractual Obligations and Commercial Commitments

        The impact that our contractual obligations as of December 31, 2009 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating Leases	$1,059	$484	$283	$292
Purchase Commitments	2,422	1,102	1,320	—
Capital Lease	248	91	157	—

	$3,729	$1,677	$1,760	$292

        As of December 31, 2009, the Company had purchase commitments of $2.4 million for licenses related to computer-aided design tools payable through January 2013 and a $0.2 million capital lease obligation for testing equipment.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No amounts are reflected in our consolidated financial statements for 2009, 2008 or 2007 related to these indemnifications.

Recent Accounting Pronouncements

        See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the financial statements listed under the heading (a) (1) Financial Statements and Reports of Burr Pilger Mayer, Inc. of Item 15, which financial statements are incorporated by reference in response to this Item 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)
Management's Annual Report on Internal Control over Financial Reporting

          MoSys, Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f)) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(b)
Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2009, our disclosure controls and procedures were effective.

(c)
Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about June 15, 2010, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

Item 11.    Executive Compensation

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about June 15, 2010, which information is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be provided in response to this item, including information relating to securities authorized for issuance under equity compensation plans, will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about June 15, 2010, which information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about June 15, 2010, which information is incorporated into this report by reference.

Item 14.    Principal Accountant Fees and Services

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about June 15, 2010, which information is incorporated into this report by reference.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages 50 through 81 of this report.

  (2)
  Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits

2.1(1)	Merger Agreement regarding the Registrant's reincorporation in Delaware
2.2	Not currently in use
2.3(13)	Agreement for the Purchase and Sale of Assets of Prism Circuits, Inc., dated as of June 5, 2009
2.4	Agreement and Plan of Merger by and among MoSys, Inc., MLI Merger Corporation, MagnaLynx, Inc., and the Representative of the Shareholders of MagnaLynx, Inc. dated as of March 24, 2010
3.1	Not currently in use
3.2	Not currently in use
3.3(1)	Restated Certificate of Incorporation of the Registrant
3.3.1	Certificate of Amendment to Restated Certificate of Incorporation
3.4(3)	Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2	Not currently in use
4.3(1)	Rights Agreement
4.3.1(4)	First Amendment to Rights Agreement, dated as of February 23, 2004
4.3.2(5)	Second Amendment to Rights Agreement, dated as of December 14, 2004
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2	Not currently in use
10.3(1)*	1996 Stock Plan and form of Option Agreement thereunder
10.4(1)*	Form of Restricted Stock Purchase Agreement
10.5(1)*	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.5.1(6)*	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.6(1)*	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.13	Not currently in use
10.14	Not currently in use
10.15(7)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.16(8)	Lease Agreement between Registrant and Sunnyvale Mathilda Investors, LLC dated as of May 6, 2005
10.17(8)*	Not currently in use

10.18	Not currently in use
10.19	Not currently in use
10.20	Not currently in use
10.21(9)*	Form of New Employee Inducement Grant Stock Option Agreement
10.22	Not currently in use
10.23	Not currently in use
10.24(10)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.25.1(11)*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 28, 2007
10.25.2(11)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.25.3(11)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.26(10)*	Employment offer letter agreement between the Registrant and James Sullivan dated December 21, 2007
10.27(10)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.28(10)*	Not currently in use
10.29(10)*	Not currently in use
10.30(12)*	Employment offer letter agreement between Registrant and David DeMaria dated as of July 31, 2008
10.31(12)*	Change-in-control Agreement between Registrant and David DeMaria dated as of August 18, 2008
10.32(14)*	Employment offer letter agreement between Registrant and Sundari Mitra dated as of June 4, 2009
10.33*	Non-Competition Agreement between Registrant and Sundari Mitra dated as of June 5, 2009
10.34(15)*	Form of Notice of Restricted Stock Unit Award and Agreement
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

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

(13)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on June 5, 2009 (Commission File No. 000-32929).

(14)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on June 8, 2009 (Commission File No. 000-32929).

(15)
Incorporated by reference to the same-numbered exhibit to Form S-8 filed by the Company on June 4, 2009 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2010.

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

Signature	Title	Date
/s/ LEONARD PERHAM Leonard Perham	President, Chief Executive Officer, and Director	March 26, 2010
/s/ JAMES W. SULLIVAN James W. Sullivan	Vice President of Finance and Chief Financial Officer	March 26, 2010
/s/ CARL E. BERG Carl E. Berg	Director	March 26, 2010
/s/ TOMMY ENG Tommy Eng	Director	March 26, 2010
/s/ CHI-PING HSU Chi-Ping Hsu	Director	March 26, 2010
/s/ JAMES D. KUPEC James D. Kupec	Director	March 26, 2010
/s/ CHENMING HU Chenming Hu	Director	March 26, 2010

MOSYS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoSys, Inc.

        We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 26, 2010

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$7,123	$17,515
Short-term investments	24,215	26,560
Accounts receivable, net	739	688
Unbilled contracts receivable	1,022	428
Prepaid expenses and other assets	3,235	2,158

Total current assets	36,334	47,349
Long-term investments	9,098	23,395
Property and equipment, net	1,561	958
Goodwill	23,017	12,326
Intangible assets, net	4,616	—
Other assets	1,147	1,905

Total assets	$75,773	$85,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$514	$167
Accrued expenses and other liabilities	1,750	2,235
Accrued acquisition-related earn-out	5,659	—
Accrued restructuring liabilities	112	1,004
Deferred revenue	2,901	639

Total current liabilities	10,936	4,045

Long-term liabilities	136	—

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,224 shares and 31,630 shares issued and outstanding at December 31, 2009 and 2008, respectively	312	317
Additional paid-in capital	117,941	115,780
Accumulated other comprehensive income	41	280
Accumulated deficit	(53,593)	(34,489)

Total stockholders' equity	64,701	81,888

Total liabilities and stockholders' equity	$75,773	$85,933

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net revenue
Licensing	$3,476	$3,156	$5,253
Royalty	7,982	10,870	9,081

Total net revenue	11,458	14,026	14,334
Cost of net revenue
Licensing	1,993	2,797	2,744

Total cost of net revenue	1,993	2,797	2,744
Gross profit	9,465	11,229	11,590
Operating expenses
Research and development	19,255	17,206	12,203
Selling, general and administrative	9,507	12,006	12,011
Impairment of intangible assets	—	1,379	—
Restructuring charges	706	1,334	—
In-process research and development	—	—	966

Total operating expenses	29,468	31,925	25,180
Loss from operations	(20,003)	(20,696)	(13,590)
Other income, net	744	2,243	4,520

Loss before income taxes	(19,259)	(18,453)	(9,070)
Income tax benefit (provision)	155	(132)	(25)

Net loss	$(19,104)	$(18,585)	$(9,095)

Net loss per share
Basic and diluted	$(0.61)	$(0.59)	$(0.28)
Shares used in computing net loss per share
Basic and diluted	31,238	31,698	31,994

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balance at January 1, 2007	31,638	$316	$107,487	$(79)	$(6,809)	$100,915
Issuance of Common Stock upon exercise of options	639	6	2,919	—	—	2,925
Repurchase of Restricted Common Stock	(5)	—	(35)	—	—	(35)
Repurchase of Common Stock	(883)	(8)	(5,015)	—	—	(5,023)
Issuance of Common Stock in connection with asset purchase	500	5	2,118	—	—	2,123
Stock-based compensation	—	—	4,368	—	—	4,368
Other comprehensive loss—change in unrealized gain on available-for-sale investments	—	—	—	114	—	114
Net loss	—	—	—	—	(9,095)	(9,095)

Comprehensive loss						(8,981)

Balance at December 31, 2007	31,889	319	111,842	35	(15,904)	96,292
Issuance of Common Stock upon exercise of options	48	1	183	—	—	184
Repurchase of Restricted Common Stock	(32)	—	(16)	—	—	(16)
Repurchase of Common Stock	(275)	(3)	(972)	—	—	(975)
Stock-based compensation	—	—	4,743	—	—	4,743
Other comprehensive loss—change in unrealized gain on available-for-sale investments	—	—	—	245	—	245
Net loss	—	—	—	—	(18,585)	(18,585)

Comprehensive loss						(18,340)

Balance at December 31, 2008	31,630	317	115,780	280	(34,489)	81,888
Issuance of Common Stock upon exercise of options	26	—	40	—	—	40
Repurchase of Restricted Common Stock	(3)	(1)	(7)	—	—	(8)
Repurchase of Common Stock	(429)	(4)	(926)	—	—	(930)
Stock-based compensation	—	—	3,054	—	—	3,054
Other comprehensive loss—change in unrealized gain on available-for-sale investments	—	—	—	(239)	—	(239)
Net loss	—	—	—	—	(19,104)	(19,104)

Comprehensive loss						(19,343)

Balance at December 31, 2009	31,224	$312	$117,941	$41	$(53,593)	$64,701

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(19,104)	$(18,585)	$(9,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	857	714	630
Amortization of intangible assets	1,464	742	394
Stock-based compensation	3,054	4,743	4,340
Impairment of intangible assets	—	1,379	—
Non-cash restructuring charges	122	330	—
In-process research and development	—	—	966
Provision for doubtful accounts	47	—	225
(Gain) loss on sale of investments	(33)	(20)	2
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	742	207	1,371
Unbilled contracts receivable	1,921	90	(158)
Prepaid expenses and other assets	(307)	311	650
Deferred revenue	(39)	438	(418)
Accounts payable	34	13	(161)
Accrued expenses and other liabilities	381	77	157
Accrued restructuring liabilities	(878)	1,004	—

Net cash used in operating activities	(11,739)	(8,557)	(1,097)
Cash flows from investing activities:
Purchases of property and equipment	(1,103)	(484)	(988)
Net cash paid for purchase of Prism Circuits, Inc.	(13,563)	—	—
Purchases of intangible and other assets	—	—	(1,539)
Proceeds from sales and maturities of marketable securities	48,804	70,354	248,593
Purchases of marketable securities	(31,893)	(80,664)	(216,281)

Net cash provided by (used in) investing activities	2,245	(10,794)	29,785
Cash flows from financing activities:
Proceeds from issuance of common stock	40	184	2,925
Repurchase of common stock	(938)	(991)	(5,058)

Net cash used in financing activities	(898)	(807)	(2,133)
Net (decrease) increase in cash and cash equivalents	(10,392)	(20,158)	26,555
Cash and cash equivalents at beginning of year	17,515	37,673	11,118

Cash and cash equivalents at end of year	$7,123	$17,515	$37,673

Supplemental disclosure:
Cash paid for income taxes	$24	$38	$59
Transaction fees paid for repurchase of common stock	$13	$8	$44
Stock issued for purchase of intangible assets	$—	$—	$2,123
Property and equipment acquired through capital lease	$212	$—	$—
Intangible assets acquired for contingent consideration, in connection with the acquisition of Prism Circuits, Inc.	$4,550	$—	$—

The accompanying notes are an integral part of these financial statements.

MOSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

The Company

        MoSys, Inc., or the Company, was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company designs, develops, markets and licenses high performance semiconductor memory and high-speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers.

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

Foreign Currency

        The functional currency of the Company's foreign entities is the U.S. dollar. The financial statements of these entities are translated into U.S. dollars and the resulting gains or losses are included in other income, net in the consolidated statements of operations. Such gains and losses were not material for any period presented. Foreign currency transaction gains and losses resulting from converting local currency to the U.S. dollar were not material for any period presented.

Cash Equivalents and Investments

        The Company has invested its excess cash in money market accounts, certificates of deposits, auction-rate securities, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities, excluding auction-rate securities, are classified as available-for-sale. The Company's short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

        During the fourth quarter of fiscal 2008, the Company reclassified its auction-rate securities from available-for-sale to trading securities. Investments that the Company designates as trading securities are reported at fair value, with gains or losses which result from changes in fair value recognized in earnings (see Note 3).

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

  Level 2—Pricing is provided by third party sources of market information obtained through the Company's investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company's Level 2 securities include cash equivalents and available-for-sale securities, which consisted primarily of commercial paper, certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company's investment advisors obtain pricing data from independent sources, such as Standard & Poor's, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company grants credit only to customers deemed credit-worthy in the judgment of management. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. The allowance for doubtful accounts receivable was $93,000 and $75,000 at December 31, 2009 and 2008, respectively. No amounts were written off in the years ended December 31, 2009, 2008 and 2007.

Unbilled Contracts Receivable

        Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contract receivable. At December 31, 2009 the unbilled contracts receivable balance primarily related to future billings on contracts acquired from Prism Circuits, Inc. (see Note 5).

Property and Equipment

        Property and equipment are originally recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term.

Valuation of Long-lived Assets

        The Company evaluates the recoverability of long-lived assets with finite lives whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to three years. An impairment charge is recognized as the difference between the net book value of such assets and the fair value of such assets at the date of measurement. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. See Notes 5 and 6 for discussion on impairment of long-lived assets.

Purchased Intangible Assets

        Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to the acquisition of Prism Circuits, Inc. (see Note 5) were as follows as of December 31, 2009 (dollar amounts in thousands):

	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$4,800	$910	$3,890
Customer relationships	3	390	74	316
Contract backlog	1	750	427	323
Non-compete agreements	1.5	140	53	87

Total		$6,080	$1,464	$4,616

        There was no intangible asset balance at December 31, 2008.

        For the years ended December 31, 2009, 2008 and 2007, amortization expense was $1.5 million, $0.7 million and $0.4 million, respectively. Amortization expense has been included in research and development expense in the consolidated statements of operations. The estimated aggregate amortization expense to be recognized in future years is approximately $2.1 million for 2010, $1.7 million for 2011 and $0.8 million for 2012.

Goodwill

        The Company reviews goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company uses a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. As of December 31, 2009, the Company had not identified any factors to indicate there was an impairment of goodwill. If the Company's stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods.

        The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Carrying value
Balance as of December 31, 2008	$12,326
Acquisition of Prism Circuits, Inc. (See Note 5)	10,691

Balance as of December 31, 2009	$23,017

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

        For license agreements that include deliverables requiring significant production, modification or customization, and where the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company's progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimating the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee's design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees' designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company's policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined to be likely. For the year ended December 31, 2009, the Company recorded a loss accrual of $24,000 for one agreement. For the year ended December 31, 2008, the Company recorded loss accruals on two agreements for a total of $256,000. No loss accruals were recorded during the year ended December 31, 2007. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

        For contracts involving design specifications that the Company has not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and the Company defers the recognition of all revenue until the design meets the contractual design specifications. In this event, the cost of revenue is expensed as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, the Company defers both the recognition of revenue and the cost. No revenue was recognized under the completed contract method for the years ended December 31, 2009, 2008 and 2007.

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

        From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company's control and is often caused by changes in market conditions or the licensee's business. Cancellations of this nature are an aspect of the Company's licensing business, and, in general, its license contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company's license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone. If the Company performs the contracted services, the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for six months or longer and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue under the completed contract method. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. No license revenue was recognized from cancelled contracts for the years ended December 31, 2009, 2008 and 2007.

        Under limited circumstances, the Company also recognizes prepaid pre-production royalties as license revenues. These are lump sum payments made when the Company enters into licensing agreements that cover future shipments of a product that is not commercially available from the licensee. The Company characterizes such payments as license revenues because they are paid as part of the initial license fee and not with respect to products being produced by the licensee. These payments are non-cancelable and non-refundable. No revenue from prepaid production royalties was recognized for the years ended December 31, 2009, 2008 and 2007.

  Royalty

        The Company's licensing contracts typically also provide for royalties based on licensees' use of the Company's memory technology in their currently shipping commercial products. The Company generally recognizes royalties in the quarter in which it receives the licensee's report. Under limited circumstances, the Company may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with the Company's normal billing terms. If any of these criteria are not met, the Company defers revenue recognition until such time as all criteria have been met.

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

Stock-Based Compensation

        The Company recognizes stock-based compensation for awards on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value.

Per Share Amounts

        Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. As of December 31, 2009, 2008 and 2007, stock awards to purchase approximately 10,791,000, 7,181,000 and 7,569,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net loss	$(19,104)	$(18,585)	$(9,095)
Denominator:
Shares used in computing net loss per share:
Add: weighted-average common shares outstanding	31,238	31,744	32,101
Less: unvested common shares subject to repurchase	-	(46)	(107)

Basic and diluted	31,238	31,698	31,994
Net loss per share:
Basic and diluted	$(0.61)	$(0.59)	$(0.28)

Options Issued to Non-Employees

        The Company records stock-based compensation expense for stock options or warrants granted to non-employees, excluding non-employee directors, based upon the estimated then-current fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. The Company charges the value of the equity instrument to earnings over the term of the service agreement and the unvested shares underlying the option are subject to periodic revaluation over the remaining vesting period.

Income Taxes

        The Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company's assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized.

        The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is currently under examination in the foreign jurisdiction of Canada. The Company has received an assessment of tax from the Canadian tax authorities, but believes no taxes are due once the available tax pools and credits are applied against any additional taxable income. As such, no liability has been recorded for this tax assessment. No other examinations are in process. The 2005 through 2009 tax years generally remain subject to examination by federal, state and foreign tax authorities.

        As of December 31, 2009, the Company did not have any unrecognized tax benefits and did not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the years ended December 31, 2009, 2008 and 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

        In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments for debt securities. The Company adopted the guidance on a prospective basis beginning April 1, 2009, which did not have a material impact on the Company's financial condition or operating results.

        In May 2009, as later updated in February 2010, the FASB issued guidance establishing general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance during the second quarter of 2009, and its adoption did not have a material impact on the Company's financial condition or operating results.

        In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification (the Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission (SEC) registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted the Codification for the quarter ended September 30, 2009, which did not have a material impact on the Company's financial condition or operating results.

        In October 2009, the FASB issued guidance for revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance. Under this guidance, when vendor-specific objective evidence or third-party evidence for deliverables in such an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Additionally in October 2009, the FASB issued guidance modifying its earlier software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. The guidance for both topics will apply to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the guidance will have on its consolidated financial statements.

        In January 2010, the FASB issued an amendment improving disclosures about fair value measurements. This new guidance requires enhanced disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of this guidance to have an impact on its consolidated financial statements.

Note 2: Consolidated Balance Sheets and Statements of Operations Components

	December 31,
	2009	2008
	(in thousands)
Prepaid expenses and other current assets:
Right from UBS Financial Services, Inc.	$1,126	$—
Tax receivable	122	781
Prepaid expenses and other assets	1,987	1,377

	$3,235	$2,158

Property and equipment:
Equipment, furniture and fixtures and leasehold improvements	$3,214	$2,118
Acquired software	1,140	1,581

	4,354	3,699
Less: Accumulated depreciation and amortization	(2,793)	(2,741)

	$1,561	$958

The Company acquired property and equipment of $212,000 through a capital lease during the period ended December 31, 2009.
Accrued expenses and other liabilities:
Accrued wages and employee benefits	$566	$885
Professional fees	328	278
Other	856	1,072

	$1,750	$2,235

Other income, net:

	2009	2008	2007
	(in thousands)
Interest income	$862	$2,331	$4,496
Other income (expense)	(118)	(88)	24

	$744	$2,243	$4,520

Note 3: Fair Value of Financial Instruments

        The estimated fair values of financial instruments outstanding, excluding auction-rate securities and a right from UBS Financial Services, Inc. (UBS), at December 31, 2009 and 2008 were as follows (in thousands):

	2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$7,123	$—	$—	$7,123

Short-term investments:
U.S government debt securities	$6,023	$41	$—	$6,064
Corporate notes and commercial paper	5,814	19	—	5,833
Certificates of deposit	4,407	—	(8)	4,399

Total short-term investments	$16,244	$60	$(8)	$16,296

Long-term investments:
U.S. government debt securities	$8,100	$7	$(16)	$8,091
Corporate notes	1,007	—	—	1,007

Total long-term investments	$9,107	$7	$(16)	$9,098

	2008
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$17,515	$—	$—	$17,515

Short-term investments and auction-rate securities:
Corporate notes and commercial paper	$8,524	$14	$(6)	$8,532
U.S. government debt securities	17,922	106	—	18,028

Total short-term investments and auction-rate securities	$26,446	$120	$(6)	$26,560

Long-term investments:
Corporate notes	$3,529	$—	$(38)	$3,491
U.S. government debt securities	12,181	204	—	12,385

Total long-term investments	$15,710	$204	$(38)	$15,876

        Cost and fair value of investments, excluding auction-rate securities, based on two maturity groups at December 31, 2009 and 2008 were as follows (in thousands):

	2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$16,244	$60	$(8)	$16,296
Due in 1-2 years	9,107	7	(16)	9,098

Total	$25,351	$67	$(24)	$25,394

	2008
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$26,446	$120	$(6)	$26,560
Due in 1-2 years	15,710	204	(38)	15,876

Total	$42,156	$324	$(44)	$42,436

        The Company used the concepts of fair value based on estimated discounted future cash flows to value its auction-rate securities that included the following significant inputs and considerations:

  •
  projected interest income and principal payments through the expected holding period;

  •
  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of December 31, 2009, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

  •
  no default or collateral value risk adjustments were considered for the discount rate, because most of the issuers were AAA-rated by nationally recognized rating agencies at December 31, 2009, and the auction-rate securities were collateralized by student loans, the repayments of which were substantially guaranteed by the U.S. Department of Education.

        The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents, investments and the right from UBS related to the auction-rate securities) and for an acquisition-related earn-out liability as of December 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,310	$5,310	$—	$—
Certificates of deposit	4,644	—	4,644	—
Corporate debt securities	6,840	—	6,840	—
U.S. government agency and municipal bonds	14,155	—	14,155	—
Auction-rate securities	7,919	—	—	7,919
Right from UBS	1,126	—	—	1,126

Total assets	$39,994	$5,310	$25,639	$9,045

Acquisition-related earn-out liability	$4,550	$—	$—	$4,550

Total liabilities	$4,550	$—	$—	$4,550

        The following table provides a summary of changes in fair value of the Company's financial assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 (in thousands):

Fair Value
Balance at December 31, 2007	$—
Transfer of auction-rate securities to Level 3	9,150
Right from UBS	1,601
Realized loss on auction-rate securities included in earnings	(1,631)

Balance at December 31, 2008	9,120
Realized loss on right from UBS included in earnings	(474)
Realized gain on auction-rate securities included in earnings	499
Sale of Level 3 securities	(100)

Balance at December 31, 2009	$9,045

        The following table provides a summary of changes in fair value of the Company's acquisition-related earn-out liability measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 (in thousands):

Fair Value
Balance at December 31, 2008	$—
Issuance of earn-out (see Note 5)	4,550

Balance at December 31, 2009	$4,550

        As of December 31, 2009, the Company has classified $7.9 million (net of $1.1 million in realized losses) of its auction-rate securities as short-term investments. Most of the issuers of the Company's auction-rate securities had AAA credit ratings at December 31, 2009, the securities are collateralized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.

        On November 11, 2008, the Company accepted an offer, or right, from UBS by which UBS will purchase the auction-rate securities from the Company, at the Company's election, at par value at any time during the period from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS can redeem the securities at par value at its sole election. Additionally, the auction-rate securities are still subject to redemptions by the underlying issuers at any time. As a result of its acceptance of the right, the Company no longer has the intent to hold the securities until maturity and the purchase of the securities by UBS may occur before the markets for these securities recover. Therefore, the Company classifies the auction-rate securities as trading securities. In 2009, the Company recorded a realized gain on these auction-rate securities of approximately $0.5 million. However, because the Company can elect to have UBS purchase the auction-rate securities from it, the Company has accounted for the right as a separate freestanding financial asset measured at fair value, resulting in the recording of a current asset in the consolidated balance sheets with an offsetting loss of approximately $0.5 million included in the other income, net line item in the consolidated statements of operations for the year ended December 31, 2009.

        The Company valued the right using a discounted cash flow approach including estimates, based on data available as of December 31, 2009, of interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with UBS's financial ability to repurchase the auction-rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The Company will be required to assess the fair value of these two individual assets and record changes each period until the right is exercised or the auction-rate securities are redeemed.

Note 4:  Revision of Prior Period Financial Statements

        In the fourth quarter of 2009, the Company identified a calculation error in the third-party software it uses for stock administration. The calculation errors resulted in an understatement of previously reported non-cash stock-based compensation expense for 2008, 2007 and 2006 and the quarters within those years, and changed the timing of stock-based compensation expense. The effect of this error on the Company's net loss was determined to be immaterial to previously reported annual and quarterly financial results. The Company has retroactively corrected the impact of the calculation error on the consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 and the quarters within those years. The revision had no impact on the Company's total cash flows from operating, investing or financing activities for the years ended December 31, 2008, 2007 and 2006 and the quarters within those years.

        The line items within the consolidated financial statements as of and for the years ended December 31, 2008 and 2007 that were impacted by the revisions are set forth below (in thousands, except per share amounts):

	As of and for the Year ended December 31, 2008		As of and for the Year ended December 31, 2007
	As Reported	As Revised	As Reported	As Revised
Consolidated Statements of Operations:
Cost of net revenue	$2,800	$2,797	$2,737	$2,744
Gross profit	11,226	11,229	11,597	11,590
Research and development	17,168	17,206	11,988	12,203
Selling, general and administrative	11,875	12,006	11,659	12,011
Total operating expenses	31,756	31,925	24,613	25,180
Loss from operations	(20,530)	(20,696)	(13,016)	(13,590)
Loss before income taxes	(18,287)	(18,453)	(8,496)	(9,070)
Net loss	(18,419)	(18,585)	(8,521)	(9,095)
Net loss per share
Basic and diluted	$(0.58)	$(0.59)	$(0.27)	$(0.28)
Consolidated Balance Sheets:
Additional paid-in capital	$114,403	$115,780	$110,631	$111,842
Accumulated deficit	(33,112)	(34,489)	(14,693)	(15,904)

Note 5:  Asset Acquisitions and Impairment of Intangible Assets

Atmel and LDIC

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

        On August 8, 2007, the Company acquired intellectual property and other assets from LSI Design and Integration Corporation (LDIC) in a transaction related to the Atmel acquisition. The Company acquired this technology and related assets in exchange for 500,000 shares of the Company's common stock with a grant-date fair value of $7.07 per share. Of the 500,000 shares issued by the Company for the LDIC acquisition, $2.1 million (which represents the 300,000 shares valued at $7.07) was recorded as intangible assets and the other 200,000 shares were reserved for future distribution to employees and are recognized as compensation expense over the vesting period (see Note 8). The Company recorded the fair value of the 300,000 shares as part of the asset purchase consideration.

        The Company determined that the purchase of assets did not have the necessary outputs and infrastructure to meet the then definition of a business and therefore, was not accounted for as a business combination. Accordingly, no goodwill was recorded for these asset acquisitions. The Company recorded an expense of $966,000 in 2007 for the write-off of acquired in-process technology. The purchase price allocated to acquired in-process technology was determined through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use existed. The write-off of acquired in-process technology has been recorded as a separate line item in the consolidated statements of operations.

        The Company evaluated the specified assets and allocated the cost of the acquisition to the individual assets based on their relative fair values. The Company amortized the amortizable identified intangible assets based on their respective useful lives, ranging from three to five years.

        The components of purchased intangible assets were as follows (in thousands):

Developed technology	$1,559
In-process research and development	966
Patents	496
Assembled workforce	493
Business permits	12

Total intangible assets acquired	$3,526

        Amortization expense was $0.7 million and $0.4 million in 2008 and 2007, respectively, and has been included in research and development expense in the consolidated statements of operations. In December 2008, the Company announced and initiated a plan to exit the unprofitable and non-core analog/mixed-signal product lines, resulting in the elimination of approximately 90 employees and closure of the subsidiaries in China and Romania. In conjunction with the restructuring plan, the Company concluded that due to the lack of future cash flows, the intangible assets were impaired and should be written off. The Company recorded an impairment charge of $1.4 million in the fourth quarter of 2008. See Note 6 for related restructuring charges incurred related to this exit plan.

Prism Circuits

        In June 2009, the Company acquired substantially all the assets and business of Prism Circuits, Inc. (Prism Circuits), a provider of semiconductor interface IP. The acquisition significantly expanded the Company's product portfolio by adding high-speed multi-protocol compliant interface IP, which enables communication between semiconductors in a system. With the acquisition, the Company added over 50 engineers experienced in interface IP development and analog/mixed-signal applications.

        Under the terms of the acquisition agreement, the Company paid Prism Circuits $15.0 million in cash at closing (offset by approximately $1.4 million of cash acquired) and assumed certain liabilities of Prism Circuits as consideration for the acquired assets. The Company also agreed to pay up to an additional $6.5 million of cash (the Earn-Out Payment) shortly after the first anniversary of the closing date, contingent upon the Company's achievement of certain objectives relating to the Prism Circuits business during that twelve-month period. In addition, the Company granted options to purchase 3,621,724 shares of the Company's common stock to the newly hired Prism Circuits employees as inducements material to employment in accordance with the terms of the acquisition agreement. The majority of these options will vest on a straight-line basis over forty-eight months subject to continued employment requirements.

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

        Because the acquisition agreement provides that 30% of the Earn-Out Payment may be earned by the shareholders of Prism Circuits based on the Company's future employment of individuals, the amount allocated to this objective, or $1.95 million, is not considered to be a component of the acquisition price and is being recognized as compensation expense and accrued on a straight-line basis over the one-year period subsequent to the acquisition. For the year ended December 31, 2009, the Company recorded $1.1 million of expense and liability for the retention objective. The remaining portion of the Earn-out Payment, or $4.55 million, was included in the acquisition price because the Company expects that it is more likely than not that the objectives related to this Earn-out Payment will be met.

        The Company recorded a total acquisition price as follows (in thousands):

Cash	$15,000
Acquisition-related earnout	4,550

Total acquisition price	$19,550

        The allocation of the acquisition price for net tangible and intangible assets was as follows (in thousands):

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

        The customer relationships asset is attributable to the Company's ability and intent to sell existing, in process and future versions of the acquired products to the existing customers of Prism Circuits. The value of customer relationships was determined by discounting estimated net future cash flows from the customer agreements based on established valuation techniques accepted in the technology industry.

        The developed technology and customer relationships assets are being amortized on a straight-line basis over their estimated lives of three years.

        The contract backlog asset is attributable to the value of agreements acquired from Prism Circuits that were in the process of being delivered at the time of acquisition. The value of the contract backlog was determined by discounting estimated net future cash flows of the milestone payments based on established valuation techniques accepted in the technology industry. The Company expects to fulfill its obligations under these agreements during a one year period, and therefore this asset is being amortized on a straight-line basis over one year.

        The non-compete agreements asset is attributable to the non-compete agreements executed by certain former key employees of Prism Circuits that have been employed by the Company and is being amortized on a straight-line basis over the eighteen month terms of the agreements.

        Goodwill represents the excess of the acquisition price of an acquired business over the fair value of the underlying net tangible and intangible assets. Included in the goodwill amount is the value of the acquired workforce, which has significant expertise in high-speed interface IP and analog/mixed-signal technology. The Company will assess goodwill for impairment on at least an annual basis or when there is an indicator of impairment. The goodwill recognized is expected to be deductible for income tax purposes.

        The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the Prism Circuits acquisition had taken place at the beginning of the periods presented (in thousands, except per share data):

	December 31,
	(Unaudited)
	2009	2008
Total net revenue	$15,447	$20,182
Net loss	(19,004)	(22,141)
Net loss per share:
Basic and diluted	$(0.61)	$(0.70)
Shares used in computing net loss per share:
Basic and diluted	31,238	31,698

Note 6: Restructuring Charges and Accruals

        In 2008, the Company announced and initiated a plan to exit its unprofitable and non-core analog/mixed-signal product lines, resulting in the elimination of approximately 90 positions and closure of subsidiaries in China and Romania. In the first quarter of 2009, the Company recorded restructuring charges of $275,000, which were primarily related to employee terminations, costs to exit a leased facility in China and other costs related to closing the analog/mixed-signal subsidiaries. Total restructuring charges resulting from the exit of the analog/mixed-signal product lines were $1.6 million, and the Company does not expect to incur additional restructuring charges related to this exit initiative. The remaining accrued expenditures are expected to be paid in the first half of 2010.

        In 2009, the Company announced and initiated a plan to close its Korea research and development office resulting in the elimination of 15 positions. The Company recorded restructuring charges of $280,000, which were primarily related to employee terminations, costs to exit the leased facility and other costs related to closing the subsidiaries. The Company does not expect to incur additional restructuring charges related to the Korea office, and all remaining cash expenditures are expected to be paid in the first quarter of 2010.

        In addition, restructuring charges of $151,000 were incurred in 2009 in connection with the Company's exit from the leased facility occupied by Prism Circuits in Santa Clara, California.

        These restructuring charges and accruals are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company's consolidated statements of operations in the period when such changes are known.

        Restructuring activity was as follows (in thousands):

	Workforce reduction	Facility related and other termination costs	Asset impairments	Total
Balance at December 31, 2007	$—	$—	$—	$—
Restructuring charges	972	32	330	1,334
Asset impairments	—	—	(330)	(330)
Cash payments	—	—	—	—

Balance at December 31, 2008	972	32	—	1,004
Restructuring charges	216	439	51	706
Non-cash settlements	—	(71)	(51)	(122)
Cash payments	(1,188)	(288)	—	(1,476)

Balance at December 31, 2009	$—	$112	$—	$112

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

Note 7: Income Taxes

        The income tax benefit (provision) consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current portion:
Federal	$109	$(9)	$—
State	23	(2)	(6)
Foreign	23	(121)	(19)

	$155	$(132)	$(25)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Federal and state loss carryforwards	$15,340	$9,540
Reserves, accruals and other	355	529
Depreciation and amortization	1,487	1,143
Deferred stock-based compensation	2,142	2,092
Research and development credit carryforwards	5,231	4,644
Foreign tax credits	1,053	889
Canadian loss and research and development pool carryforwards	—	5,978

	25,608	24,815
Less: Valuation allowance	(25,608)	(24,815)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $0.8 million and $7.4 million during the years ended December 31, 2009 and 2008, respectively. In 2009, the Company began the process of dissolving its Canadian subsidiary. Upon dissolution, the net operating losses and tax credit carryovers are expected to terminate, therefore the deferred tax assets have been written-down. The valuation allowance at December 31, 2009 includes $1.9 million related to stock option deductions incurred prior to January 1, 2006, the benefit of which will be credited to additional paid-in capital if they become realized.

        As of December 31, 2009, the Company had net operating loss carryforwards of approximately $41.6 million for federal income tax purposes and approximately $39.4 million for state income tax purposes. These losses are available to reduce taxable income and expire at various times from 2013 through 2029. Approximately $3.8 million of federal net operating loss carryforwards and $3.1 million of state net operating loss carryforwards are related to excess tax benefits from stock-based compensation and will be charged to additional paid-in capital when realized.

        The Company also had federal research and development tax credit carryforwards of approximately $3.4 million, which will expire beginning in 2010, and California research and development credits of approximately $2.7 million, which do not have an expiration date. The Company had foreign tax credits available for federal income tax purposes of approximately $1.1 million which will begin to expire in 2014.

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

        A reconciliation of income taxes provided at the federal statutory rate (35% in 2009, 2008 and 2007) to actual income tax benefit (provision) follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax benefit computed at U.S. statutory rate	$6,741	$6,459	$3,175
State income tax (net of federal benefit)	22	(2)	(6)
Foreign income tax at rate different from U.S. statutory rate	(167)	(455)	(35)
Research and development credits	1,028	466	364
Foreign tax credit	196	76	26
Stock-based compensation	(545)	(642)	(585)
Valuation allowance changes affecting tax provision	(7,006)	(5,846)	(2,910)
Other	(114)	(188)	(54)

Income tax benefit (provision)	$155	$(132)	$(25)

        The domestic and foreign components of loss before income tax benefit (provision) were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
U.S.	$(18,692)	$(17,562)	$(9,122)
Non-U.S.	(567)	(891)	52

	$(19,259)	$(18,453)	$(9,070)

Note 8: Stock-Based Compensation

Equity Compensation Plans

Common Stock Option Plans

        In 1996, the Company adopted the 1996 Stock Plan (1996 Plan), which expired in 2006. As of December 31, 2009, no options were available for future issuance under the 1996 Plan and options to purchase approximately 55,000 shares were outstanding with a weighted-average exercise price of $9.18 per share. The 1996 Plan will remain in effect as to outstanding equity awards granted under the plan prior to the date of expiration.

        The Company's 2000 employee stock option plan was adopted in October 2000 in connection with the Company's reincorporation in Delaware. In 2004, the Company obtained stockholder approval of its Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) to provide additional incentive to its employees and directors. The Amended 2000 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards in addition to stock options, including stock grants, restricted stock, performance-based awards, restricted stock units representing a right to acquire shares in the future and stock appreciation rights and to determine the applicable terms, including price, of such awards. Under the Amended 2000 Plan, the maximum number of shares reserved for issuance is 9,207,000, plus an annual increase of 500,000 on January 1 of each year, or a lesser amount determined by the board of directors. The term of options granted under the Amended 2000 Plan may not exceed ten years. The term of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company's stock may not exceed five years.

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

        The Company may also award shares to new employees outside the Amended 2000 Plan, as material inducements to the acceptance of employment with the Company. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer.

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

Stock-Based Compensation Expense

        The Company recorded $3.1 million, $4.7 million and $4.3 million of stock-based compensation expense in 2009, 2008 and 2007, respectively. The total compensation cost of options granted, but not yet vested, as of December 31, 2009 was $9.5 million and is expected to be recognized as expense over a weighted average period of approximately 2.97 years.

        The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statement of cash flows. For the years ended December 31, 2009, 2008 and 2007, there were no such tax benefits associated with the exercise of stock options due to the Company's loss position.

        In August 2007, the Company acquired intellectual property and other assets from LDIC (see Note 5) and issued 500,000 shares of common stock with a grant date fair value of $7.07 per share to LDIC. Of these 500,000 shares, 300,000 shares were subject to vesting in equal annual installments on each of the first two anniversaries of the closing date. The $2.1 million fair value of these shares was included in the purchase price of the asset acquisition. LDIC allocated the remaining 200,000 shares for future distribution to employees hired by the Company in connection with the Atmel acquisition and were accounted for as compensation expense over the vesting period. These shares vest in equal annual installments on each of the first two anniversaries of the closing date, subject to the continued employment and accordingly 100,000 shares were vested in August 2008. In December 2008, the Company announced its plan to exit the analog/mixed- signal product lines. As a result, a majority of the remaining unvested shares were cancelled in connection with the termination of employment, and the stock-based compensation expense of $185,000 recognized since the August 2008 vesting date was reversed.

        In November 2007, the Company hired a new chief executive officer and the board of directors approved three option grants to this new officer with an exercise price equal to the fair market value of the Company's common stock on the date of grant. One option grant was for 800,000 shares of common stock and vests in equal amounts monthly for two years from November 8, 2007. The second option grant was for 350,000 shares of common stock and vests as to: i) 80% of these shares if the average closing price of the Company's common stock for any 90-day period is at least $10.00 per share, and ii) the remaining 20% of these shares pro rata for each $0.01 increase in the average price up to $12.00 per share. The third option grant was for 100,000 shares of common stock and vests as to: i) 50% of the shares if the average closing price of the Company's common stock for any 90-day period is at least $13.00 per share, and ii) the remaining 50% of these shares pro rata for each $0.01 increase up to $15.00 per share. The vesting of all three option grants is subject to continued employment (or service as a director or consultant). In consideration of the market condition vesting requirement included for the second and third option grants, the Company valued the options using a binomial lattice model. Total compensation for these options was valued at $875,000. The compensation expense is being recognized ratably over the projected requisite service period of three and three and a half years for the 350,000 and 100,000 shares, respectively. If the market condition is met before the projected requisite service period has elapsed, the unrecognized compensation cost related to the vested shares would be recognized immediately when the market condition is met.

Valuation Assumptions and Expense Information for Stock-based Compensation

        The fair value of the Company's share-based payment awards for the years ended December 31, 2009, 2008 and 2007 was estimated on the grant dates using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Year Ended December 31,
Employee stock options:	2009	2008	2007
Risk-free interest rate	1.2% - 2.1%	1.3% - 3.5%	3.6% - 5.1%
Volatility	55.7% - 63.5%	48.5% - 67.9%	47.1% - 56.0%
Expected life (years)	4.0	4.0	4.0
Dividend yield	0%	0%	0%

        The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the combination of: i) four-year historical volatility, excluding the volatility during the period of a one-time non-recurring event, which was the aborted acquisition of the Company in 2004, and ii) implied volatility of the Company's stock price. The volatility adjusted for the aborted 2004 acquisition only impacts options granted in 2008 and prior. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied since the Company has never paid dividends and has no intention to pay dividends in the near future.

        The stock-based compensation expense is calculated based on estimated forfeiture rates. An annualized forfeiture rate has been used as a best estimate of future forfeitures based on the Company's historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

        A summary of the option and restricted stock unit (RSU) activity under the 1996 Plan and Amended 2000 Plan is presented below (in thousands, except exercise price):

	Shares Available for Grant	Number of Options outstanding	Weighted Average Exercise Prices
Balance at December 31, 2006	940	5,668	$6.17
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(1,532)	1,532	$7.84
Options cancelled	1,150	(1,150)	$6.34
RSUs cancelled	4	—	—
Options exercised	—	(639)	$4.54

Balance at December 31, 2007	1,062	5,411	$6.80
Additional authorized under the 2000 Amended Plan	500	—	—
Options granted	(889)	889	$4.09
Options cancelled	1,450	(1,450)	$6.63
RSUs cancelled	(12)	—	—
Options exercised	—	(48)	$3.85
Options expired	(40)	—	—

Balance at December 31, 2008	2,071	4,802	$6.38
Additional authorized under the 2000 Amended Plan	500	—	—
Options granted	(2,463)	2,463	$2.27
RSUs granted	(25)	—	—
Options cancelled	1,813	(1,813)	$6.78
Options exercised	—	(2)	$1.00
Options expired	(21)	—	—

Balance at December 31, 2009	1,875	5,450	$4.37

        A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2006	475	$7.59
Granted	1,500	$5.76
Cancelled	(356)	$7.47
Exercised	—	—

Balance at December 31, 2007	1,619	$5.92
Granted	1,240	$4.12
Cancelled	(752)	$5.58
Exercised	—	—

Balance at December 31, 2008	2,107	$4.99
Granted	3,601	$1.55
Cancelled	(388)	$3.24
Exercised	(25)	$1.55

Balance at December 31, 2009	5,295	$2.81

        A summary of the restricted stock award and restricted stock unit activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2006	66	$5.91
Granted	500	$7.07
Vested	(23)	$5.91
Cancelled	(4)	$5.91

Non-vested shares at December 31, 2007	539	$6.99
Granted	—	—
Vested	(260)	$6.98
Cancelled	(7)	$5.91

Non-vested shares at December 31, 2008	272	$7.01
Granted	46	—
Vested	(69)	$6.85
Cancelled	(203)	$7.07

Non-vested shares at December 31, 2009	46	$1.60

        The following table summarizes significant ranges of outstanding and exercisable options and inducement grants, excluding restricted stock award and restricted stock unit activity, as of December 31, 2009 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.00 - $4.09	6,874	5.76	$2.08	$12,798	1,227	5.41	$2.79	$1,411
$4.10 - $8.00	2,949	5.01	$5.48	—	2,233	4.89	$5.58	—
$8.01 - $10.00	812	2.85	$8.69	—	664	2.79	$8.74	—
$10.01 - $15.69	110	2.11	$10.87	—	110	2.11	$10.87	—

	10,745	5.29	$3.60	$12,798	4,234	4.64	$5.40	$1,411

        As of December 31, 2009, the Company had 9,169,373 options fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 5.24 years, weighted average exercise price of $3.83 and aggregate intrinsic value of approximately $1.4 million.

        The total fair value of options vested using the Black-Scholes method during the year ended December 31, 2009 was $1.4 million. The total intrinsic value of employee stock options exercised during each of the years ended December 31, 2009, 2008 and 2007 was $33,000, $42,000 and $2.4 million, respectively.

        Options exercisable were 4.2 million, 3.6 million and 3.3 million at December 31, 2009, 2008 and 2007, respectively.

Note 9:  Stockholders' Equity

        The Company's board of directors may issue up to 20,000,000 shares of preferred stock without stockholder approval on such terms as the board might determine. The rights of the holders of common stock will be subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future.

Stockholder Rights Plan

        The Company's Stockholder Rights Plan, which was adopted in October 2000 and became effective June 27, 2001, is intended to protect stockholders from unfair or unfriendly takeover practices. In accordance with this plan, the board of directors declared a dividend distribution of one Series AA preferred stock purchase right on each outstanding share of its common stock held as of June 27, 2001, and on each share of common stock issued by the Company thereafter. Each right entitles the registered holder to purchase from the Company one one-thousandth share of Series AA preferred stock at a price of $110. The rights become exercisable in certain circumstances, including the acquisition by any person or group, or the commencement or announcement of a tender or exchange offer for the acquisition, of beneficial ownership of 15% or more of the Company's common stock without the approval of the board of directors (except for certain affiliates prior to the effective date of the Plan as to whom this ownership limit is 25%). The rights do not confer any rights as a stockholder until they are exercised. In the event the rights become exercisable, each right will entitle the holder to acquire shares of common stock of the Company or the acquiring corporation (in the event of merger or similar business combination) having a value equal to twice the purchase price of the right. The rights are redeemable by the Company prior to exercise at $0.01 per right and expire with the Plan on October 11, 2010.

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

Stock Repurchases

        In August 2007, the Company's board of directors authorized the Company to purchase up to $19.5 million of its common stock over a twelve month period. The share repurchases were made from time to time in the open market subject to market conditions and other factors, in accordance with SEC requirements. In 2007, the Company repurchased and retired approximately 883,000 shares of common stock for approximately $5.0 million under this plan, which expired in August 2008. No purchases were made under this authority subsequent to December 31, 2007.

        In October 2008, the Company's board of directors authorized the Company to purchase up to $5.0 million of its common stock over a twelve month period. The share repurchases under this program were to be made from time to time in the open market subject to market conditions and other factors, in compliance with SEC requirements. The repurchases could be commenced or suspended at any time or from time to time without prior notice. As of December 31, 2009, total repurchases under the program authorized in October 2008 were approximately 704,000 shares of common stock for approximately $1.9 million. Repurchases under this program were suspended in February 2009, and this program expired in October 2009.

        The total purchase prices of the common stock repurchased were reflected as decreases to stockholders' equity during the period of repurchase. Common stock repurchased was recorded based upon the dates of the applicable trades.

Note 10: Retirement Savings Plan

        Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. Prior to the second quarter of 2009, the Company made a matching contribution on behalf of each participant in an amount equal to 25% of a participant's contributions during the plan year. The Company made matching contributions of $52,000, $225,000 and $212,000 in 2009, 2008 and 2007, respectively.

Note 11: Business Segments, Concentration of Credit Risk and Significant Customers

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

        The Company recognized revenue from licensing of its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Japan	$7,288	$8,643	$10,826
United States	2,741	1,855	2,289
Taiwan	1,206	2,276	827
Rest of Asia	199	956	381
Europe	24	296	11

Total	$11,458	$14,026	$14,334

        Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2009	2008	2007
Customer A	44%	55%	70%
Customer B	10%	13%	4%
Customer C	10%	—	—

        Four customers accounted for 97% of net accounts receivable at December 31, 2009. Five customers accounted for 87% of net accounts receivable at December 31, 2008.

        Net property and equipment, classified by major geographic areas, were as follows at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
	(in thousands)
U.S.	$1,408	$914
Non-U.S.	153	44

Total	$1,561	$958

Note 12: Commitments and Contingencies

Leases and Purchase Commitments

        The Company leases its facilities under non-cancelable operating leases that expire at various dates through November 2014. Rent expense was approximately $454,000, $784,000 and $862,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

        Future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

Year ended December 31,	Operating Leases	Capital lease	Total
2010	$484	$91	$575
2011	141	94	235
2012	142	63	205
2013	149	—	149
2014	143	—	143

Total minimum payments	$1,059	$248	$1,307

        As of December 31, 2009, the Company had purchase commitments of $2.4 million for licenses related to computer-aided design tools payable through January 2013.

Indemnifications

        In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counter-parties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company's consolidated financial statements for the years ended December 31, 2009, 2008 or 2007 related to these indemnifications.

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

Note 13: Related Party Transactions

        In 2007 through the first half of 2009, one of the Company's directors was an executive officer of a customer of the Company. Revenue from this customer for the years ended December 31, 2008 and 2007 was $229,000 and $28,000, respectively. There was no revenue from this customer in 2009. The amount receivable from this customer at December 31, 2008 and 2007 was $77,000 and $0, respectively. In addition, another of the Company's directors serves as a member of the board of directors of another customer. Revenue from that customer for the year ended December 31, 2007 was $128,000. No revenue from that customer was recognized in 2009 or 2008. There were no amounts receivable from that customer at December 31, 2009 and 2008.

        In 2009, a related party to one of the Company's executive officers performed construction work at its corporate headquarters. The construction work was completed and fully paid in 2009 at a cost of approximately $145,000.

Note 14: Subsequent Events

        On March 25, 2010, the Company acquired all of the outstanding stock of MagnaLynx, Inc., a provider of semiconductor interface technology. Under the terms of the merger agreement, at closing the Company paid approximately $1.3 million to the shareholders of MagnaLynx and paid approximately $2.2 million to settle debt and certain other liabilities of MagnaLynx. An additional $0.5 million is payable 18 months after the closing, net of any costs related to indemnification claims that may arise during such 18 month period. In addition, the Company agreed to pay up to an additional $1.0 million, net of any costs related to indemnification claims, to the former shareholders of MagnaLynx shortly after the first anniversary of the closing date, as earn-out consideration based on MagnaLynx meeting certain contractually agreed-upon development milestones.

        No other recognizable subsequent events have been identified by the Company through the filing date of these consolidated financial statements with the SEC.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions		Deductions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Amounts recovered	Balance at end of period
Allowance for doubtful accounts
Year ended December 31, 2009	$75	$47	$46	$(75)	$93
Year ended December 31, 2008	$225	$—	$—	$(150)	$75
Year ended December 31, 2007	$—	$225	$—	$—	$225

INDEX OF EXHIBITS

2.1(1)	Merger Agreement regarding the Registrant's reincorporation in Delaware
2.2	Not currently in use
2.3(13)	Agreement for the Purchase and Sale of Assets of Prism Circuits, Inc., dated as of June 5, 2009
2.4	Agreement and Plan of Merger by and among MoSys, Inc., MLI Merger Corporation, MagnaLynx, Inc. and the Representative of the Shareholders of Magnalynx, Inc., dated as of March 24, 2010
3.1	Not currently in use
3.2	Not currently in use
3.3(1)	Restated Certificate of Incorporation of the Registrant
3.3.1	Certificate of Amendment to Restated Certificate of Incorporation
3.4(3)	Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2	Not currently in use
4.3(1)	Rights Agreement
4.3.1(4)	First Amendment to Rights Agreement, dated as of February 23, 2004
4.3.2(5)	Second Amendment to Rights Agreement, dated as of December 14, 2004
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2	Not currently in use
10.3(1)*	1996 Stock Plan and form of Option Agreement thereunder
10.4(1)*	Form of Restricted Stock Purchase Agreement
10.5(1)*	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.5.1(6)*	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.6(1)*	2000 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.13	Not currently in use
10.14	Not currently in use
10.15(7)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.16(8)	Lease Agreement between Registrant and Sunnyvale Mathilda Investors, LLC dated as of May 6, 2005
10.17(8)*	Not currently in use
10.18	Not currently in use
10.19	Not currently in use
10.20	Not currently in use
10.21(9)*	Form of New Employee Inducement Grant Stock Option Agreement
10.22	Not currently in use
10.23	Not currently in use
10.24(10)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.25(11)*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 8, 2007
10.25.2(11)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 8, 2007
10.25.3(11)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 8, 2007
10.26(10)*	Employment offer letter agreement between the Registrant and James Sullivan dated December 21, 2007

10.27(10)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.28(10)*	Not currently in use
10.29(10)*	Not currently in use
10.30(12)*	Employment offer letter agreement between Registrant and David DeMaria dated as of July 31, 2008
10.31(12)*	Change-in-control Agreement between Registrant and David DeMaria dated as of August 18, 2008
10.32(14)*	Employment offer letter agreement between Registrant and Sundari Mitra dated as of June 4, 2009
10.33*	Non-Competition Agreement between Registrant and Sundari Mitra dated as of June 5, 2009
10.34(15)*	Form of Notice of Restricted Stock Unit Award and Agreement
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

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

(13)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on June 5, 2009 (Commission File No. 000-32929).

(14)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on June 8, 2009 (Commission File No. 000-32929).

(15)
Incorporated by reference to the same-numbered exhibit to Form S-8 filed by the Company on June 4, 2009 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.