Form 10-K/A
period 2009-12-31
MoSys, Inc.
filed 2010-04-30
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
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

As of April 14, 2010, 31,287,317 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note:

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends and supplements the Annual Report on Form 10-K of MoSys, Inc. (“MoSys,” the “Company,” “we” or “us”) for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 26, 2010.  We are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 rather than incorporating such information by reference to our proxy statement for our 2010 annual stockholders meeting. This Amendment does not otherwise modify or update disclosures in the original filing, or change our previously reported financial statements and other financial disclosures.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of our board of directors and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Leonard Perham	66	Chief Executive Officer, President and Director
Carl E. Berg(1)(2)	72	Director
Tommy Eng(1)(3)	52	Director
Chi-Ping Hsu(2)(3)	55	Director
James D. Kupec(1)(2)(3)	55	Director
Chenming Hu	62	Director

(1)                                  Member of Audit Committee

(2)                                  Member of Compensation Committee

(3)                                  Member of Technology Strategy Committee

The principal occupations and positions for at least the past five years of our directors and director nominees are described below. There are no family relationships among any of our directors or executive officers.

Len Perham.  Mr. Perham was appointed to be our chief executive officer and president and a member of our board of directors in November 2007. Mr. Perham was one of the original investors in MoSys and initially served on our board of directors from 1991 to 1997. Since retiring from Integrated Device Technology, Inc. in 2000, where he served as chief executive officer from 1991 to 2000 and as President and a board member from 1986, Mr. Perham has served as chairman of the board of directors of NetLogic Microsystems, Inc., a fabless semiconductor company, and has been a private investor holding officer and director positions with various private companies. Mr. Perham holds a B.S. in electrical engineering from Northeastern University.

Carl E. Berg.  Mr. Berg has served as a member of our board of directors since September 1992. Since 1997, Mr. Berg has been the chairman of the board and chief executive officer of Mission West Properties, Inc., a real estate investment trust. Mr. Berg has been actively engaged in the ownership, development and management of industrial real estate and in venture capital investment for over 30 years. He currently serves as a member of the boards of directors of Mission West Properties, Inc., Hancock Fabrics, Inc. and Valence Technology, Inc. Mr. Berg served on the board of directors of Focus Enhancements, Inc., a developer of video scan conversion products, from January 2004 until September 2008. Mr. Berg holds a B.A. in business from the University of New Mexico.

Tommy Eng.  Mr. Eng was appointed to our board of directors in August 2004. Mr. Eng is a partner of EXA Ventures, a venture capital investment firm specializing in IT, semiconductor, communication, multimedia technology/services/content, software, and the incubation of early stage technology companies. Mr. Eng has been an investor holding officer and director positions with various private companies. Prior to founding EXA Ventures, Mr. Eng was an entrepreneur and executive in the semiconductor industry. Mr. Eng held various executive and engineering positions at Tera Systems from 1996 to 2004, Mentor Graphics, Silicon Compiler Systems, and Bell Labs. Mr. Eng served on the board of directors of Focus Enhancements, Inc., a developer of video scan conversion products, from January 2004 until September 2008. Mr. Eng holds a B.S. in electrical engineering from Polytechnic University in New York and a M.S. in electrical engineering from the University of California at Berkeley.

Chi-Ping Hsu.  Dr. Hsu was appointed to our board of directors in August 2004. Since April 2003, Dr. Hsu has held executive positions at Cadence Design Systems, an electronic design automation software and engineering services company, most recently as senior vice president of research and development for the Implementation Products Group. From November 2001 to April 2003, Dr. Hsu was president and chief operating officer of Get2Chip, a supplier of high-performance system-on-chip synthesis, which was acquired by Cadence. A graduate of the Taiwan National University with a B.S. in electrical engineering, Dr. Hsu also holds a Ph.D. in electrical engineering and computer science from the University of California at Berkeley.

James D. Kupec.  Mr. Kupec was appointed to our board of directors in August 2004. Mr. Kupec is currently senior vice president of worldwide sales and marketing at GLOBALFOUNDRIES, a semiconductor foundry. Previously, from September 2004 until March 2009, Mr. Kupec served as chief operating officer of eSilicon Corporation, a custom semiconductor chip supplier. From April 2003 to September 2004, Mr. Kupec was president of JDK Group, a semiconductor consultancy firm that he founded. Previously, Mr. Kupec served as a consultant to and chief executive officer of Ammocore, a privately-held electronic design automation company and president of UMC-USA, a semiconductor foundry. Mr. Kupec holds a B.S. in electrical engineering from the University of Illinois and a M.B.A. from Southern Methodist University.

Chenming Hu.  Dr. Hu was appointed to our board of directors in January 2005. Dr. Hu is currently the TSMC Distinguished Chair Professor in Electrical Engineering and Computer Sciences at the University of California, Berkeley. From 2001 to 2004, Dr. Hu was the chief technology officer of Taiwan Semiconductor Manufacturing Co. Ltd., or TSMC, an integrated circuit manufacturing company. Dr. Hu received his B.S. degree in electrical engineering from National Taiwan University and M.S. and Ph.D. degrees in electrical engineering from the University of California at Berkeley.

The names of our executive officers and certain information about them are set forth below:

Name	Age	Position(s) with the Company

Leonard Perham	66	President and Chief Executive Officer

James W. Sullivan	41	Vice President of Finance and Chief Financial Officer

Sundari Mitra	46	Executive Vice President of Engineering

David DeMaria	48	Vice President of Business Operations

Leonard Perham.    Mr. Perham was appointed president and chief executive officer in November 2007. Mr. Perham is also a member of our board of directors and his background is discussed elsewhere within this Item 10.

James W. Sullivan.   Mr. Sullivan became our vice president of finance and chief financial officer in January 2008. From July 2006 until January 2008, Mr. Sullivan served as vice president of finance and chief financial officer at Apptera, Inc., a venture-backed company providing software for mobile advertising, search and commerce. From July 2002 until June 2006, Mr. Sullivan was the vice president of finance and chief financial officer at 8x8, Inc., a provider of voice over Internet protocol communication services. Mr. Sullivan’s prior experience includes various positions at 8x8, Inc. and PricewaterhouseCoopers LLP. He received a Bachelor of Science degree in Accounting from New York University and is a Certified Public Accountant.

Sundari Mitra.   Ms. Mitra became our executive vice president of engineering in June 2009.  Prior to joining the Company, Ms. Mitra founded and served as chief executive officer of Prism Circuits from its inception in February 2006 until our acquisition of Prism Circuits on June 5, 2009. Prior to joining Prism Circuits, Ms. Mitra served as a director of engineering at Sun Microsystems, Inc. from June 2002 to August 2004. Ms. Mitra holds a Masters of Science degree in Electrical Engineering from the University of Illinois and a Bachelor of Science degree in Electrical Engineering from Baroda University in India.

David DeMaria. Mr. DeMaria became our vice president of business operations in August 2008. From November 2007 until August 2008, Mr. DeMaria served as senior vice president at Apache Design Solutions, an electronic design automation software company. From January 2006 until November 2007, Mr. DeMaria was chief executive officer of Optimal Corporation, an electronic design automation software company that he helped grow and ultimately merge with Apache Design Solutions. From October 1999 to March 2004, Mr. DeMaria served in various positions, including executive vice president of the systems business unit and senior vice president of worldwide marketing and strategy, at Cadence Design Systems. Mr. DeMaria attended Boston University for a Bachelor of Science degree in Computer Engineering.

CORPORATE GOVERNANCE

Director Independence

Our board of directors has determined that Carl E. Berg, Tommy Eng, Chi-Ping Hsu, James D. Kupec and Chenming Hu are “independent,” as defined by the listing rules of the NASDAQ Stock Market, or NASDAQ, and Securities and Exchange Commission, or SEC, rules and regulations. Our board of directors has standing Audit and Compensation Committees, each of which is comprised solely of independent directors in accordance with the NASDAQ listing rules. No director qualifies as independent unless the board of directors determines that the director has no direct or indirect material relationship with us. We independently review the relationship of the Company to any entity employing a director or on whose board of directors he is serving currently. The board of directors also has considered share ownership of the directors or their family members and determined in the case of Mr. Berg that his ownership of approximately 5% of our outstanding stock and the ownership of approximately 7% of our outstanding stock by his daughter’s trust do not interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

Audit Committee

Our board of directors established the Audit Committee for the purpose of overseeing the accounting and financial reporting processes and audits of our financial statements. The Audit Committee also is charged with reviewing reports regarding violations of our Code of Ethics and complaints with respect thereto, and internal control violations under our whistleblower policy are directed to the Chairman of the Audit Committee. The responsibilities of our Audit Committee are described in the Audit Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.mosys.com.

Messrs. Berg, Eng and Kupec are the current members of the Audit Committee. All are “independent,” as defined by Rule 5605(a)(2) of the NASDAQ listing rules. Mr. Berg serves as chairman and has been designated by the board of directors as the “audit committee financial expert,” as defined by Item 407(d)(5)(i) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934. That status does not impose on him duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on him as a member of the Audit Committee and the board of directors, however. The Audit Committee has delegated authority to Mr. Berg for review and approval of non-audit services proposed to be provided by our independent auditors.

Compensation Committee

Messrs. Berg, Hsu and Kupec are the current members of the Compensation Committee, with Mr. Kupec serving as the chairman.

Our Compensation Committee does not have a charter; rather, its duties and obligations have been specified by the board of directors. The Compensation Committee is responsible for reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. Our Compensation Committee also has the principal responsibility for the administration of our stock option and stock purchase plans.

Technology Strategy Committee

Our board of directors established the Technology Strategy Committee in August 2004 to oversee the development, planning and implementation of our long-term intellectual property strategy. Messrs. Eng, Hsu and Kupec are the current members of the Technology Strategy Committee. Mr. Eng is chairman of this committee. This committee does not meet regularly but confers with management informally from time to time.

Nominations Process

We do not have a nominating committee. Instead of having such a committee, our board of directors has appointed Messrs. Berg, Eng, Hsu, Hu and Kupec, who constitute all of the independent directors on our board, to search for and evaluate qualified individuals to become nominees for director and board committee members. The independent directors recommend candidates for nomination for election or reelection for each annual meeting of stockholders and, as necessary, to fill vacancies and newly created directorships, and evaluate candidates for appointment to and removal from committees. The independent directors operate in this capacity under authority granted by resolution of the board of directors, rather than by charter.

When new candidates for our board of directors are sought, the independent directors evaluate each candidate for nomination as director within the context of the needs and the composition of the board as a whole. The independent directors conduct any appropriate and necessary inquiries into the backgrounds and qualifications of candidates. When evaluating director nominees, our board of directors generally seeks to identify individuals with diverse, yet complementary backgrounds. Although we have no formal policy regarding diversity, our directors consider both the personal characteristics and experience of director nominees, including each nominee’s independence, diversity, age, skills, expertise, time availability and industry background in the context of the needs of the board of directors and the Company. The board of directors believes that director nominees should exhibit proven leadership capabilities and experience at a high level of responsibility within their chosen fields, and have the experience and ability to analyze complex business issues facing MoSys, specifically, those issues that are inherent in the semiconductor industry. In addition to business expertise, the board of directors requires that director nominees have the highest personal and professional ethics, integrity and values and, above all, are committed to representing the long-term interests of our stockholders and other stakeholders. To date, all new candidates have been identified by members of our board of directors, and we have not paid any fee to a third party to assist in the process of identifying or evaluating director candidates.

Our independent directors will consider candidates for nomination as director who are recommended by a stockholder and will not evaluate any candidate for nomination for director differently because the candidate was recommended by a stockholder. To date, we have not received or rejected any suggestions for a director candidate recommended by any stockholder or group of stockholders owning more than 5% of our common stock. When submitting candidates for nomination to be elected at our annual meeting of stockholders, stockholders must also follow the notice procedures and provide the information required by our bylaws. To consider a candidate recommended by a stockholder for nomination at the 2011 Annual Meeting of Stockholders, the recommendation must be delivered or mailed to and received by our Secretary within the time periods discussed in our proxy statement under the heading “Stockholder Proposals for 2011 Annual Meeting.” The recommendation must include the information specified in our bylaws for stockholder nominees to be considered at an annual meeting, including the following:

•                  The stockholder’s name and address and the beneficial owner, if any, on whose behalf the nomination is proposed;

•                  The stockholder’s reason for making the nomination at the annual meeting, and the signed consent of the nominee to serve if elected;

•                  The number of shares owned by, and any material interest of, the record owner and the beneficial owner, if any, on whose behalf the record owner is proposing the nominee;

•                  A description of any arrangements or understandings between the stockholder, the nominee and any other person regarding the nomination; and

•                  Information regarding the nominee that would be required to be included in our proxy statement by the rules of the Securities and Exchange Commission, including the nominee’s age, business experience for the past five years and any other directorships held by the nominee.

The information listed above is not a complete list of the information required by the bylaws. The secretary will forward any timely recommendations containing the required information to our independent directors for consideration.

Board Leadership Structure

Our Amended and Restated Bylaws provide the board of directors with flexibility to combine or separate the positions of chairman of the board of directors and chief executive officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. Currently, the board of directors has not appointed a chairman or lead independent director. From time to time, each of the independent directors works with Mr. Perham to perform a variety of functions related to our corporate governance, including coordinating board activities, setting relevant items on the agenda (in consultation with Mr. Perham, as necessary or appropriate) and ensuring adequate communication between the board of directors and management. In addition, our board of directors has determined that maintaining the independence of a majority of our directors helps maintain its independent oversight of management.  Our Audit Committee, which oversees critical matters such as our compliance with accounting principles, financial reporting practices and system of disclosure controls and internal controls over financial reporting, and our Compensation Committee, which oversees our executive compensation program, each consists entirely of independent directors.

Risk Oversight

The board of directors is actively involved in the oversight of risks, including strategic, credit, liquidity, operational and other risks, which could affect our business.  The board of directors does not have a standing risk management committee, but administers this oversight function directly through the board of directors as a whole and through its committees, which oversee risks relevant to their respective functions. For example, the Audit Committee assists the board of directors in its risk oversight function by reviewing and discussing with management our compliance with accounting principles, financial reporting practices, system of disclosure controls and internal controls over financial reporting and the treasury function, including management of our cash and investments. The Compensation Committee assists the board of directors in its risk oversight function by considering risks relating to the design of our executive compensation programs and arrangements and employee benefit plans.  The Technology Strategy Committee monitors and evaluates risks associated with the development, planning and implementation of our long-term intellectual property strategy.  The full board of directors considers strategic risks and opportunities and receives reports from the committees regarding risk oversight in their areas of responsibility as necessary.  The board of directors and each committee administers its respective risk oversight function by evaluating management’s monitoring, assessment and management of risks, including steps taken to limit our exposure to known risks, through regular interaction with our senior management and in board and committee deliberations that are closed to members of management.  The interaction with management occurs not only at formal board and committee meetings but also through periodic and other written and oral communications.

Stockholder Communications with the Board

Stockholders who desire to communicate with the board, or a specific director, may do so by sending the communication addressed to either the board of directors or any director, c/o MoSys, Inc., 755 N. Mathilda Avenue, Sunnyvale, California 94085. These communications will be delivered to the board, or any individual director, as specified.

Annual Meeting Attendance

We have a policy of encouraging each director to attend the Annual Meeting, but attendance is not required. Mr. Perham, our president and chief executive officer, attended the 2009 Annual Meeting of Stockholders.

Meetings of the Board and Committees

During 2009, there were six meetings of the board of directors, four meetings of the Audit Committee and three meetings of the Compensation Committee. Other than Mr. Kupec, each current director attended at least 75% of the total number of meetings of the board held in 2009 and the meetings of each committee on which he served. Mr. Kupec attended approximately 65% of the meetings of the board of directors and the committees upon which he served during 2009. The board of directors and the Compensation Committee also acted at times by unanimous written consent, as authorized by our bylaws and the Delaware General Corporation Law.

Compensation Committee Interlocks and Insider Participation

During 2009, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had one or more of its executive officers serving as a member of our board of directors or Compensation Committee. Messrs. Berg, Hsu and Kupec, the Compensation Committee members, were not officers or employees of ours during 2009 or at any other time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 received during 2009 and Forms 5 (or and any written representations to us by such persons) received with respect to fiscal year 2009, we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2009, except that Mr. Berg, a director, failed to timely file a Form 4 to report the option grant he received in July 2009.

Code of Ethics

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the board of directors has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy. The board of directors has delegated to the Compensation Committee the responsibility for determining our compensation policies and procedures for senior management, including the named executive officers, periodically reviewing these policies and procedures, and making recommendations concerning executive compensation to be considered by the full board of directors, when such approval is required under any of our plans or policies or by applicable laws. The Compensation Committee also has the principal responsibility for the administration of our stock plans, including the approval of stock option grants to the named executive officers.

The compensation received by our named executive officers in fiscal year 2009 is set forth in the Summary Compensation Table, below. As a result of our acquisition of Prism Circuits, Inc. in June 2009, Sundari Mitra, formerly the founder and chief executive officer of Prism Circuits, Inc., became our executive vice president of engineering. For 2009, the named executive officers included Mr. Perham, Mr. Sullivan, Mr. DeMaria and Ms. Mitra. All of our named executive officers for 2009 are still executive officers.

Compensation Philosophy

In general, our executive compensation policies are designed to recruit, retain and motivate qualified executives by providing them with a competitive total compensation package based in large part on the executive’s contribution to our financial and operational success, the executive’s personal performance and increases in stockholder value as measured by the price of our common stock. We believe that the total compensation paid to our executives should be fair, reasonable and competitive.

We seek to have a balanced approach to executive compensation with each primary element of compensation (base salary, variable compensation and equity incentives) designed to play a specific role. Overall, we design our compensation programs to allow for the recruitment, retention and motivation of the key executives and high-level talent required in order for us to:

•                  supply high-value and high-quality intellectual property content solutions to our customer base;

•                  achieve or exceed our annual financial plan and be profitable;

•                  make continuous progression towards achieving our long-term strategic objectives to be a high-growth company with growing profitability; and

•                  increase our share price to provide greater value to our stockholders.

Role of Executive Officers in Compensation Decisions

The chief executive officer (“CEO”) makes recommendations based on guidelines for equity and non-equity compensation for executives that have been approved by the Compensation Committee. The Compensation Committee reviews these guidelines annually. The CEO annually reviews the performance of our executives (other than himself) and presents his recommendations for proposed salary adjustments, bonus awards and option grants to the Compensation Committee once a year. In its discretion, the Compensation Committee may accept, modify or reject the CEO’s recommendations. Only the Compensation Committee and the board of directors are authorized to approve the compensation for any named executive officer. Compensation of new executives is based on hiring negotiations between the individuals and our CEO and/or Compensation Committee.

Elements of Compensation

Consistent with our compensation philosophy and objectives, we offer executive compensation packages consisting of the following three components:

•                  base salary;

•                  annual incentive compensation; and

•                  stock option grants.

In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers.

Base Salary

Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. Therefore, we target executive base salary at the median level of the compensation guidelines that have been approved by the Compensation Committee. In addition, the Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Committee did not retain a compensation consultant or determine a compensation peer group for 2009.

Annual Incentive Compensation

The Compensation Committee did not adopt an executive bonus plan for 2009 because the Compensation Committee believed that such a plan should be based on pre-tax profit. To date, the Compensation Committee has not adopted an executive bonus plan for 2010 for the same reason. As soon as we achieve profitability on a pre-tax basis, the Compensation Committee intends to implement a bonus plan for our executives. Mr. DeMaria’s August 2008 employment offer letter provided for an incentive bonus of up to $25,000 for fiscal year 2008 with such bonus to be determined based on the achievement of certain objectives mutually agreed upon between him and Mr. Perham. Based on the achievement of those objectives, Mr. DeMaria earned a bonus of $20,000, which was paid February 2009. During 2009, Mr. DeMaria had responsibility for our sales efforts and was compensated for these efforts under a sales compensation plan.  Under his 2009 sales compensation plan, we paid Mr. DeMaria $9,826 in commissions during 2009 and $27,181 in January 2010.

Stock Options

Although we do not have a mandated policy regarding the ownership of shares of common stock by officers and directors, we believe that granting stock options to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. Our Amended 2000 Plan enables us to grant stock options, as well as other types of stock-based compensation, to our executive officers and other employees.  Under authority delegated to it by the board of directors, the Compensation Committee reviews and approves all stock option grants to named executive officers under the Amended 2000 Plan. Typically, these options vest with respect to one-fourth of the total number of shares subject to the grant on the first anniversary of the grant date and with respect to 1/48th of the shares monthly thereafter. Our general policy is to grant the options with an exercise price equal to fair market value, which currently is the closing price of the common stock on the Nasdaq GM on the grant date.

We intend to grant equity awards to achieve retention and motivation:

•                  upon the hiring of key executives and other personnel;

•                  annually, when we review progress against corporate and personal goals; and

•                  when we believe that competitive forces or economic conditions threaten to cause our key executives to lose their motivation and/or where retention of these key executives is in jeopardy.

With the Compensation Committee’s approval, we grant options to purchase shares of common stock when we initially hire executives and other employees, as a long-term performance incentive. The Compensation Committee has determined the size of the initial option grants to newly hired executives with reference to existing guidelines and hiring negotiations with the individual, in addition to other relevant information regarding the size and type of compensation package considered necessary to enable us to recruit, retain and motivate the executive. In June 2009, the Compensation Committee authorized the grant of an option to purchase 675,000 shares of common stock to Ms. Mitra when she became our executive vice president of engineering upon our acquisition of Prism Circuits, Inc. In November 2009, the Compensation

Committee authorized the grant of an additional option to purchase 450,000 shares of common stock to Mr. Perham, as a significant portion of his previous option grant made in November 2007 had fully vested.  The Compensation Committee believed it was important that Mr. Perham vest new options to retain him, as Mr. Perham’s base salary is significantly below the base salaries of chief executive officers of comparable companies in our industry and options are the primary component of Mr. Perham’s compensation package. There were no other equity incentive awards made to any of our named executive officers in 2009.

No employee is eligible for an annual performance grant until the employee has worked for us for at least 12 months. Annual performance reviews are generally conducted in the second quarter of each fiscal year. Our CEO conducts the performance review of the other executives and advises the Compensation Committee of any recommended new option grants. In addition to reviewing the CEO’s recommendations for other executives, the Compensation Committee also reviews the CEO’s annual performance and determines whether he should be granted an option to purchase additional shares. Aside from option grants in connection with annual performance reviews, we do not have a policy of granting additional options to executives and, consequently, the board of directors and the Compensation Committee have not adopted a policy with respect to granting options in coordination with the release of material non-public information.

In determining the size of stock option grants in connection with the annual performance reviews of our executives, the Compensation Committee takes into account the executive’s current position with and responsibilities to us along with the Compensation Committee-approved guidelines. In 2009, there were no annual performance review option grants to executives due to the short length of service for some executives.

Only the board of directors or the Compensation Committee may approve options or other equity-based compensation to our executives. However, the board of directors has authorized the CEO to approve option grants to employees at the senior director level and below for the purchase of not more than 100,000 shares by any employee during any calendar year. All such grants must be consistent with stock option guidelines approved by the Compensation Committee. The exercise price for such grants must be equal to the closing price of a share of the common stock on the Nasdaq GM on the date of grant.

Going forward, we intend to continue to evaluate and consider equity grants to our executives on an annual basis. We expect to consider potential equity grants for executives at the same time as we annually review our employees’ performance and determine whether to award grants for all employees.

Accounting and Tax Considerations

Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. We endeavor to award compensation that will be deductible for income tax purposes. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly-held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. None of the compensation paid to our covered executive officers for the year ended December 31, 2009 that would be taken into account in determining a Section 162(m) limitation exceeded the $1 million limit. Our employee stock option plans and option grants to executives have been structured so that any compensation deemed paid to an executive officer in connection with the exercise of options with an exercise price equal to the fair market value of the shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. The Compensation Committee does not expect to take any action at this time to modify cash compensation payable to the executive officers that would result in the application of Section 162(m).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Amendment for the year ended December 31, 2009. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment for the year ended December 31, 2009.

The Compensation Committee of the Board of Directors:

James D. Kupec (Chairman)
Carl E. Berg
Chi-Ping Hsu

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Compensation ($)	Total ($)
Leonard Perham(2)	2009	200,000	—	534,555	—	734,555
Chief Executive Officer & President	2008	200,000	—	—	—	200,000
	2007	26,667	—	2,710,520	—	2,737,187
James Sullivan(3)	2009	195,000	—	—	—	195,000
Vice President of Finance & Chief	2008	186,250	—	295,925	—	482,175
Financial Officer	2007	—	—	—	—	—
David DeMaria(4)	2009	212,000	—	—	27,181	239,181
Vice President of Business Operations	2008	78,820	20,000	527,643	9,826	636,289
	2007	—	—	—	—	—
Sundari Mitra(5)	2009	115,772	—	487,822	—	603,594
Executive Vice President of Engineering	2008	—	—	—	—	—
	2007	—	—	—	—	—

(1)                                 Option award amounts reflect the aggregate grant date fair value with respect to stock options granted during the years indicated, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. These amounts do not reflect actual compensation earned or to be earned by our named executive officers.

(2)                                 Mr. Perham became our CEO, president and a director in November 2007.

(3)                                 Mr. Sullivan became our chief financial officer and vice president of finance in January 2008.

(4)                                 Mr. DeMaria became our vice president of business operations in August 2008.  Mr. DeMaria earned a $20,000 incentive bonus (paid to him in February 2009) based on the achievement of certain fiscal year 2008 objectives mutually agreed upon between him and Mr. Perham.  In addition, Mr. DeMaria earned the amounts listed for him in the non-equity incentive plan column for performance in 2008 and 2009 pursuant to a sales commission incentive plan.

(5)                                 Ms. Mitra became our executive vice president of engineering in June 2009. Ms. Mitra’s annual salary is $205,000.  Although not part of her compensation, we expect to make significant cash payments to Ms. Mitra in 2010 as a former principal stockholder of Prism Circuits, Inc. contingent upon the achievement of performance-based and other milestones pursuant to the terms of our asset purchase agreement with Prism Circuits, Inc.

GRANTS OF PLAN-BASED AWARDS

The following table provides information on plan-based awards granted in 2009 to each of the named executive officers.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise of Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Stock Option Awards ($)(2)
Leonard Perham	10/22/09	450,000		$2.45	$534,555
Sundari Mitra	6/26/09	675,000	(3)	$1.55	487,822

(1)                                 Each option was granted at an exercise price equal to the fair market value of our common stock on the grant date which was equal to the closing price of a share of our common stock on the Nasdaq GM on the date of grant.

(2)                                 Amount shown reflects the aggregate grant date fair value for financial statement reporting purposes, as determined pursuant to FASB ASC Topic 718, which utilizes certain assumptions as outlined in the notes to the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K.

(3)                                 This option grant was made to Ms. Mitra in connection with her appointment as executive vice president of engineering.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date(7)
Leonard Perham	800,000	(1)	450,000	(6)	5.61	11/8/2014
	37,500	(2)	412,500		2.45	10/22/2016
James Sullivan	88,750	(3)	101,250		3.73	1/18/2018
David DeMaria	85,938	(4)	189,062		4.57	8/18/2014
Sundari Mitra	67,373	(5)	590,627		1.55	6/26/2015

(1)                                 These options were granted pursuant to the terms of an employment offer letter agreement between us and Mr. Perham dated as of November 8, 2007. The shares subject to these options vested over 24 months and were fully vested as of November 8, 2010.

(2)                                 The stock option was granted on October 22, 2009, and the shares subject to this option vest monthly over 24 months subject to continued employment.

(3)                                 The stock option was granted on January 18, 2008 pursuant to the terms of an employment offer letter agreement between us and Mr. Sullivan dated as of December 21, 2007.   The shares subject to the option vest over 48 months, with 25% vesting at the end of the first year of employment and the remaining shares monthly thereafter.

(4)                                 The stock option was granted on August 18, 2008 pursuant to the terms of an employment offer letter agreement between us and Mr. DeMaria dated as of July 31, 2008.  The shares subject to the option vest over 48 months, with

25% vesting at the end of the first year of employment and the remaining shares monthly thereafter.

(5)                             The stock option was granted on June 26, 2009 pursuant to the terms of an employment offer letter agreement between us and Ms. Mitra dated as of June 4, 2009.   The shares subject to the option vest monthly over 48 months subject to continued employment.

(6)                                 Consists of an option for 350,000 shares and an option for 100,000 shares granted pursuant to the terms of an employment offer letter agreement between us and Mr. Perham dated as of November 8, 2007.  350,000 shares vest as to 80% of these shares if the average closing price of our common stock for any 90-day period is at least $10.00 per share, and vests as to the remaining 20% of these shares pro rata for each $0.01 increase in the average price up to $12.00 per share during any 90-day period.  100,000 shares vest as to 50% of the shares if the average closing price of our common stock for any 90-day period is at least $13.00 per share, and as to the remaining 50% of these shares pro rata for each $0.01 increase up to $15.00 per share during any 90-day period. The vesting of such options is subject to Mr. Perham’s continued employment or service as a director or consultant.

(7)                                 The standard option term prior to 2006 was ten years and subsequently generally six years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant of ours.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth the number of shares acquired pursuant to the exercise of options by our named executive officers during 2009 and the aggregate dollar amount realized upon exercise of the options.

	Option Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)
Sundari Mitra	17,000	15,810

(1)                                 The aggregate dollar value realized upon the exercise of an option represents the difference between the value of the underlying shares on the date of exercise as measured by the closing price of a share of common stock on the Nasdaq GM on that date and the exercise price of the option, multiplied by the total number of shares acquired.

EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS AND AGREEMENTS

We have entered into agreements with each of Messrs. Perham, Sullivan and DeMaria that provide for benefits in the event of a “Change in Control,” which is generally defined as:

•                  an acquisition of 45% or more of our common stock or voting securities by any “person” as defined under the Securities Exchange Act; or

•                  consummation of a complete liquidation or dissolution of the Company or a merger, consolidation, reorganization or sale of all or substantially all of our assets (collectively, a “Business Combination”) other than a Business Combination in which (A) our stockholders receive 50% or more of the stock of the corporation resulting from the Business Combination and (B) at least a majority of the board of directors of such resulting corporation were our incumbent directors immediately prior to the consummation of the Business Combination, and (C) after which no individual, entity or group (excluding any corporation or other entity resulting from the Business Combination or any employee benefit plan of such corporation or of ours) who did not own 45% or more of the stock of the resulting corporation or other entity immediately before the Business Combination owns 45% or more of the stock of such resulting corporation or other entity.

Except as set forth below, in the event such benefits are triggered by a Change in Control and the subsequent termination of employment without cause (as defined in the related agreements) within 24 months of the Change in Control, each of these three officers will be entitled to:

•                  any base salary earned but not yet paid through the date of termination

•                  any annual or discretionary bonus earned but not yet paid to him for any calendar year prior to the year in which his termination occurs;

•                  any compensation under any deferred compensation plan of ours or deferred compensation agreement with us then in effect;

•                  any other compensation or benefits, including without limitation any benefits under long-term incentive compensation plans, any benefits under equity grants and awards and employee benefits under plans that have vested through the date of termination or to which he may then be entitled in accordance with the applicable terms of each grant, award or plan;

•                  reimbursement of any business expenses incurred by him through the date of termination but not yet paid; and

•                  acceleration of vesting of stock options:

•                  Mr. Perham will be entitled to the immediate and unconditional vesting of the unvested portion of the 450,000 share option grant awarded to him on October 22, 2009 upon the Change in Control; and

•                  Messrs. Sullivan and DeMaria will be entitled to the immediate and unconditional vesting of one year of the remaining then unvested option shares previously granted to him.

We entered into an employment agreement with Ms. Mitra in June 2009 under which she may be entitled to receive severance upon the termination of her employment with us under limited circumstances.  If we terminate Ms. Mitra’s employment with us without cause (as defined in her employment agreement) at any time prior to December 2010, she will be entitled to receive as severance (1) payment of her monthly base salary, (2) medical benefit coverage and (3) acceleration of vesting of her stock option, in each case calculated based on the number of months between the date of her termination and December 2010.

If a Change in Control occurred on December 31, 2009, under the agreements we entered into with the named executive officers, the following payments would have been required to the named officers:

Name	Base Salary	Unused Vacation	Bonus	Other Compensation & Benefits	Stock Option Vesting (1)	Total
Leonard Perham	—	$7,779	—	—	$670,500	$678,279
James Sullivan	—	8,013	—	—	8,550	16,563
David DeMaria	—	11,110	—	—	—	11,110
Sundari Mitra	—	—	—	—	—	—

(1)                                  The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change in Control. The intrinsic value per share would be calculated as the excess of the closing price of the common stock on the Nasdaq GM of $3.94 on December 31, 2009 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purposes of these calculations.

If a Change in Control occurred on December 31, 2009, and the employment of each of our named executive officers was terminated without cause, under the agreements entered into by us and the named executive officers, the following numbers of option shares would have vested immediately as a result of acceleration on December 31, 2009:

Name	Number of Accelerated Option Shares
Leonard Perham	412,500
James Sullivan	47,500
David DeMaria	68,750
Sundari Mitra	—

None of the shares subject to either of Mr. Perham’s outstanding options for 350,000 and 100,000 shares (granted in November 2007) would have vested because the price of our common stock (calculated as if the Change of Control had occurred on December 31, 2009) was lower than the specified threshold price at which vesting occurs under each option.

Employment Agreements

In addition to the agreements containing the change-in-control provisions summarized above, we have entered into a mutual agreement to arbitrate and our standard form of employment, confidential information and invention assignment agreement with each of the named executive officers.

We also have entered into agreements to indemnify its current and former directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for many expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provided services at our request.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2009 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,475,516	$4.37	2,375,347
Equity compensation plans not approved by security holders(2)	5,315,300	$2.81	—

(1)                                 Consists of 1,875,347 shares of common stock available for future issuance under the Amended 2000 Plan and 500,000 shares of common stock available for future issuance under the 2000 Employee Stock Purchase Plan, or the 2000 ESPP). The Amended 2000 Plan provides for an annual increase of 500,000 shares on January 1 of each year or a lesser amount determined by our board of directors. Pursuant to action by the Compensation Committee, our 2000 ESPP is currently inactive.

(2)                                 This reflects stock options granted in accordance with Marketplace Rule 5635(c)(4) of the NASDAQ listing rules to new employees as inducements material to their entering into employment with us. Such options have terms ranging from six to ten years. Except for the options granted to Mr. Perham in November 2007 and for the options granted to employees hired as a result of our acquisition of Prism Circuits, Inc. in June 2009, all such options vest at the rate of 25% of the shares subject to the option after the first anniversary of the grant date, and as to 1/48th of the total number of shares each month thereafter, subject to continued employment (or service as a director or consultant). The exercise price of all of the outstanding options was equal to the closing price of a share of common stock on the Nasdaq GM on the grant date.

DIRECTOR COMPENSATION

The following table summarizes the compensation we paid to our non-employee directors in 2009:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Carl E. Berg	—	15,490	—	15,490
Tommy Eng	—	15,490	—	15,490
Chi-Ping Hsu	—	15,490	—	15,490
James Kupec	—	15,490	—	15,490
Chenming Hu	—	15,490	—	15,490

(1)                                  Option award amounts reflect the grant date fair value with respect to stock options granted to the non-employee directors, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. These amounts do not reflect actual compensation earned or to be earned by our non-employee directors.

(2)                                  As of December 31, 2009, our non-employee directors held outstanding options to purchase the following number of shares of our common stock: Carl E. Berg, 130,000; Tommy Eng, 260,000; Chi-Ping Hsu, 180,000; James Kupec, 180,000; and Chenming Hu, 160,000.

In 2009, members of our board of directors did not receive any cash compensation for their service as directors. Under our Amended and Restated 2000 Stock Option and Equity Incentive Plan, or the Amended 2000 Plan, each non-employee director is entitled to receive an annual option grant for the purchase of 20,000 shares of common stock, which is awarded automatically at the first regular meeting of the board of directors following the date of each annual meeting of stockholders. The exercise price per share under each such option grant is equal to the fair market value of a share of our common stock on the date of grant on the principal trading market for our common stock at the time of grant, which is the NASDAQ Global Market, or the Nasdaq GM. These option grants vest monthly over a 12 month period.  Pursuant to the Amended 2000 Plan, on July 23, 2009, we granted options to purchase 20,000 shares to each of Messrs. Berg, Eng, Hsu, Kupec and Hu at an exercise price of $1.65 per share.

The Amended 2000 Plan also provides that the board of directors, in its discretion, may authorize additional shares to be awarded or granted under stock options to committee chairs and other non-employee directors for extraordinary service on the board of directors. There were no such additional grants or awards in 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2010 concerning the ownership of our common stock by:

•                  each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);

•                  each of our directors;

•                  each of the named executive officers; and

•                  all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within sixty days are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 31,272,933 shares of common stock outstanding as of March 31, 2010.

Unless otherwise stated, the business address of each of our directors and executive officers listed in the table is 755 N. Mathilda Avenue, Sunnyvale, California 94085.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (Excluding Outstanding Options) (1)	Number of Shares Issuable on Exercise of Outstanding Options (2)	Percent of Class
Ingalls & Snyder LLC 61 Broadway New York, NY 10006(3)	5,008,105	—	16.0
1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee 10050 Bandley Drive, Cupertino, CA 94014(5)	2,304,830	—	7.4
Artis Capital Management, L.P. One Market Plaza, Suite 2700 San Francisco, CA 94105(4)	1,896,871	—	6.1
Directors and Officers:
Leonard Perham	275,000	950,000	3.8
Carl E. Berg 10050 Bandley Drive, Cupertino, CA 95014(6)	1,558,433	128,333	5.4
Tommy Eng	—	258,333	*
Chi-Ping Hsu	—	178,333	*
James Kupec	—	178,333	*
Chenming Hu	—	158,333	*
James Sullivan	5,000	120,314	*
David DeMaria	15,000	111,250	*
Sundari Mitra	17,000	151,746	*
All current directors and executive officers as a group (9 persons)	1,870,433	2,234,975	12.2

*                                         Represents holdings of less than one percent.

(1)                                  Excludes shares subject to outstanding options, warrants or other rights to acquire common stock that are exercisable within 60 days.

(2)                                  Represents the number of shares subject to outstanding options, warrants or other rights to acquire common stock that are exercisable within 60 days.

(3)                                  According to a Schedule 13G/A filed with the SEC on January 8, 2010, Ingalls & Snyder LLC, reported that it had shared dispositive power over 5,008,105 shares, but no voting authority with respect to those shares and therefore disclaimed beneficial ownership of such shares pursuant to Rule 13d-3(d)(2) of the Exchange Act.

(4)                                  According to a Schedule 13G/A filed with the SEC on February 7, 2010, Artis Capital Management, L.P., reported that it had shared voting and dispositive power over 1,896,871 shares with Artis Capital Management, Inc. and Stuart Peterson.

(5)                                  Clyde J. Berg is Carl E. Berg’s brother, and Kara Berg, Carl Berg’s adult daughter, is the sole beneficiary of this trust. Carl E. Berg has no power over voting or investment decisions with respect to any of these shares and disclaims beneficial ownership of them.

(6)                                  Includes 124,998 shares held by Berg & Berg Enterprises, LLC, of which Carl E. Berg is the sole manager. Mr. Berg disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in them. Also includes 169,998 shares owned by Mr. Berg’s wife. Mr. Berg disclaims beneficial ownership of these shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Audit Committee Charter requires that the members of our Audit Committee, all of whom are independent directors, review and approve all related party transactions as defined in Item 404 of Regulation S-K promulgated by the SEC.

In 2009, a company owned by Mr. Perham’s brother served as a general contractor and performed and managed construction services at our corporate headquarters. The services were completed and fully paid in 2009 at a cost of approximately $145,000.  This transaction was reviewed and approved by our Audit Committee in accordance with its charter.

Director Independence

For information regarding director independence, please see Item 10 above under the caption “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The following table shows the fees billed (in thousands of dollars) to us by Burr Pilger Mayer, Inc., or BPM, our independent registered public accounting firm, for the audit and other services provided for fiscal 2009 and 2008.

	2009	2008
Audit Fees(1)	$428	$527
Audit-Related Fees(2)	84	4
Tax Fees(3)	—	—
Total(4)	$512	$531

(1)                                  Audit fees were attributable to the annual audit of our consolidated financial statements and internal control over financial reporting in compliance with regulatory requirements under the Sarbanes-Oxley Act and reviews of condensed consolidated financial statements included in quarterly reports on Forms 10-Q.

(2)                                  Audit-related fees consisted primarily of accounting consultations and services related to our acquisition of Prism Circuits, Inc. in 2009.

(3)                                  Tax fees consisted primarily of income tax compliance and related tax services.

(4)                                  BPM did not provide any non-audit services other than those reported under “Audit Fees,” “Audit Related Fees” and “Tax Fees.”

The Audit Committee meets with our independent registered public accounting firm at least four times a year. At such times, the Audit Committee reviews both audit and non-audit services performed by the independent registered public accounting firm, as well as the fees charged for such services. The Audit Committee has delegated its authority to the Chairman of the Audit Committee to pre-approve requests for audit and non-audit services. Among other things, the Audit Committee or the chairman of the Audit Committee examines the effect that performance of non-audit services may have upon the independence of the auditors.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as part of this report:

(1) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this report:

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2010.

MOSYS, INC.

By:	/s/ LEONARD PERHAM
Leonard Perham
President and Chief Executive Officer