Form 10-Q
period 2010-03-31
MoSys, Inc.
filed 2010-05-12
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 1, 2010, 31,657,053 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$2,903	$7,123
Short-term investments	18,973	24,215
Accounts receivable, net	1,589	739
Unbilled contracts receivable	630	1,022
Prepaid expenses and other assets	3,045	3,235
Total current assets	27,140	36,334

Long-term investments	12,059	9,098
Property and equipment, net	1,472	1,561
Goodwill	23,134	22,787
Intangible assets, net	8,413	4,616
Other assets	1,263	1,147
Total assets	$73,481	$75,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$485	$514
Accrued expenses and other liabilities	3,081	1,750
Accrued acquisition-related earn-out	7,146	5,659
Accrued restructuring liabilities	73	112
Deferred revenue	2,312	2,671
Total current liabilities	13,097	10,706

Long-term liabilities	615	136
Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,283 shares and 31,224 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	313	312
Additional paid-in capital	118,759	117,941
Accumulated other comprehensive income	16	41
Accumulated deficit	(59,319)	(53,593)
Total stockholders’ equity	59,769	64,701
Total liabilities and stockholders’ equity	$73,481	$75,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Net revenue
Licensing	$1,547	$524
Royalty	2,003	2,042
Total net revenue	3,550	2,566

Cost of net revenue
Licensing	782	323
Total cost of net revenue	782	323

Gross profit	2,768	2,243

Operating expenses
Research and development	5,973	3,888
Selling, general and administrative	2,598	2,485
Restructuring charge	—	275
Total operating expenses	8,571	6,648

Loss from operations	(5,803)	(4,405)
Other income, net	109	203
Loss before income taxes	(5,694)	(4,202)
Income tax provision	(32)	(7)

Net loss	$(5,726)	$(4,209)

Net loss per share
Basic and diluted	$(0.18)	$(0.13)
Shares used in computing net loss per share
Basic and diluted	31,262	31,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,726)	$(4,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	159
Stock-based compensation	705	577
Non-cash restructuring charge	—	84
Amortization of intangible assets	643	—
Other non-cash items	22	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable	(836)	243
Unbilled contracts receivable	627	390
Prepaid expenses and other assets	255	(131)
Deferred revenue	(516)	(364)
Accounts payable	(249)	180
Accrued expenses and other liabilities	635	(678)
Accrued restructuring liabilities	(39)	(818)
Net cash used in operating activities	(4,207)	(4,567)

Cash flows from investing activities:
Purchases of property and equipment	(164)	(269)
Net cash paid for purchase of MagnaLynx, Inc.	(2,204)	—
Proceeds from sales and maturities of marketable securities	13,743	9,675
Purchase of marketable securities	(11,482)	(11,545)
Net cash used in investing activities	(107)	(2,139)

Cash flows from financing activities:
Proceeds from issuance of common stock	114	—
Payments on capital lease obligations	(20)	—
Repurchase of common stock	—	(937)
Net cash provided by (used in) financing activities	94	(937)

Net decrease in cash and cash equivalents	(4,220)	(7,643)

Cash and cash equivalents at beginning of period	7,123	17,515
Cash and cash equivalents at end of period	$2,903	$9,872

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year is the calendar year.

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

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, auction-rate securities, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities, excluding auction-rate securities, are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Investments that the Company designates as trading securities, including auction-rate securities, are reported at fair value, with gains or losses which result from changes in fair value recognized in earnings (see Note 2).

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

For license agreements that include deliverables requiring significant production, modification or customization, and where the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimating the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined to be likely. For the three months ended March 31, 2010 and 2009, no loss accruals were recorded. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

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

Royalty

The Company’s licensing contracts typically also provide for royalties based on licensees’ use of the Company’s memory technology in their currently shipping commercial products. The Company generally recognizes royalties in the quarter in which it receives the licensee’s report. Under limited circumstances, the Company may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with the Company’s normal billing terms. If any of these criteria are not met, the Company defers revenue recognition until such time as all criteria have been met.

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

Goodwill

The Company reviews goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company uses a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. For step one, the Company determines the fair value of its reporting unit using the market approach. Under the market approach, the Company estimates the fair value based on the market value of the reporting unit at the entity level. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference.

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Carrying Value

Balance as of December 31, 2009 (1)	$22,787
Goodwill recorded in connection with the acquisition of MagnaLynx, Inc. (see Note 4)	347
Balance as of March 31, 2010	$23,134

(1)          The balance as of December 31, 2009 has been adjusted to reflect a $0.2 million decrease in the fair value of the contractual obligation assumed as part of the acquisition of Prism Circuits, Inc.  A corresponding adjustment of $0.2 million was made to the balance of deferred revenues. These adjustments had no effect on net loss previously reported.

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to business combinations were as follows (dollar amounts in thousands):

	March 31, 2010
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$1,310	$7,930
Customer relationships	3	390	107	283
Contract backlog	1	750	614	136
Non-compete agreements	1.5	140	76	64
Total		$10,520	$2,107	$8,413

	December 31, 2009
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$4,800	$910	$3,890
Customer relationships	3	390	74	316
Contract backlog	1	750	427	323
Non-compete agreements	1.5	140	53	87
Total		$6,080	$1,464	$4,616

The related amortization expense was $0.6 million and $0 for the three months ended March 31, 2010 and 2009, respectively. Amortization expense has been included in research and development expense.  The estimated aggregate amortization expense to be recognized in future years is approximately $2.2 million for the remainder of 2010, $2.6 million for 2011, $1.6 million for 2012, $0.9 million for 2013, $0.9 million for 2014, and $0.2 million for 2015.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. For the three months ended March 31, 2010 and 2009, stock awards to purchase approximately 10,767,000 and 6,757,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of other comprehensive loss for the three months ended March 31, 2010 and 2009, were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(5,726)	$(4,209)
Change in net unrealized gain on available-for-sale securities	(25)	(123)
Comprehensive loss	$(5,751)	$(4,332)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance for revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance. Under this guidance, when vendor-specific objective evidence or third- party evidence for deliverables in such an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Additionally in October 2009, the FASB issued guidance modifying its earlier software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The guidance for both topics will apply to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the guidance will have on its consolidated financial statements.

In January 2010, the FASB issued an amendment improving disclosures about fair value measurements. This new guidance requires enhanced disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has provided the required additional disclosures.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding, excluding auction-rate securities and a right from UBS Financial Services, Inc. (UBS), were as follows (in thousands):

	March 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$2,903	$—	$—	$2,903
Short-term investments:
U.S. government debt securities	$5,521	$11	$—	$5,532
Corporate notes	3,588	10	(2)	3,596
Certificates of deposit	3,919	—	—	3,919
Total short-term investments	$13,028	$21	$(2)	$13,047
Long-term investments:
U.S. government debt securities	$9,001	$1	$(10)	$8,992
Corporate notes	3,060	10	(3)	3,067
Total long-term investments	$12,061	$11	$(13)	$12,059

	December 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$7,123	$—	$—	$7,123
Short-term investments:
U.S. government debt securities	$6,023	$41	$—	$6,064
Corporate notes and commercial paper	5,814	19	—	5,833
Certificates of deposit	4,407	—	(8)	4,399
Total short-term investments	$16,244	$60	$(8)	$16,296
Long-term investments:
U.S. government debt securities	$8,100	$7	$(16)	$8,091
Corporate notes	1,007	—	—	1,007
Total long-term investments	$9,107	$7	$(16)	$9,098

Cost and fair value of investments, excluding auction-rate securities, based on two maturity groups were as follows (in thousands):

	March 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$13,028	$21	$(2)	$13,047
Due in 1-2 years	12,061	11	(13)	12,059
Total	$25,089	$32	$(15)	$25,106

	December 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$16,244	$60	$(8)	$16,296
Due in 1-2 years	9,107	7	(16)	9,098
Total	$25,351	$67	$(24)	$25,394

The Company used the concepts of fair value based on estimated discounted future cash flows to value its auction-rate securities that included the following significant inputs and considerations:

•                  projected interest income and principal payments through the expected holding period;

•                  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of March 31, 2010, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                  no default or collateral value risk adjustments were considered for the discount rate, because most of the issuers were AAA-rated by nationally recognized rating agencies at March 31, 2010, and the auction-rate securities were collateralized by student loans, the repayments of which were substantially guaranteed by the U.S. Department of Education.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, investments and the right from UBS related to the auction-rate securities) and for an acquisition-related earn-out and holdback liability as of March 31, 2010 (in thousands):

	March 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,300	$1,300	$—	$—
Certificates of deposit	3,919	—	3,919	—
U.S. government debt securities	14,524	—	14,524	—
Corporate notes	6,663	—	6,663	—
Auction-rate securities	5,926	—	—	5,926
Right from UBS	769	—	—	769
Total assets	$33,101	$1,300	$25,106	$6,695
Acquisition-related earn-out	$5,550	$—	$—	$5,550
Total liabilities	$5,550	$—	$—	$5,550

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2010.

The following table provides a summary of changes in fair value of the Company’s financial assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

Fair Value
Balance at December 31, 2009	$9,045
Sale of Level 3 securities	(2,350)
Realized loss on right from UBS included in earnings	(358)
Realized gain on auction-rate securities included in earnings	358
Balance at March 31, 2010	$6,695

The following table provides a summary of changes in fair value of the Company’s acquisition-related earn-out and holdback liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

Fair Value
Balance at December 31, 2009	$4,550
Issuance of earn-out (see Note 4)	1,000
Balance at March 31, 2010	$5,550

As of March 31, 2010, the Company has classified $5.9 million (net of $0.8 million in realized losses) of its auction-rate securities as short-term investments. Most of the issuers of the Company’s auction-rate securities had AAA credit ratings at March 31, 2010, the securities are collateralized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.

On November 11, 2008, the Company accepted an offer, or right, from UBS by which UBS will purchase the auction-rate securities from the Company, at the Company’s election, at par value at any time during the period from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS can redeem the securities at par value at its sole election. Additionally, the auction-rate securities are still subject to redemptions by the underlying issuers at any time. As a result of its acceptance of the right, the Company no longer has the intent to hold the securities until maturity and the purchase of the securities by UBS may occur before the markets for these securities recover. Therefore, the Company classifies the auction-rate securities as trading securities. In the quarter ended March 31, 2010, the Company recorded a realized gain on these auction-rate securities of approximately $0.4 million. However, because the Company can elect to have UBS purchase the auction-rate securities from it, the Company has accounted for the right as a separate freestanding financial asset measured at fair value, resulting in the recording of a current asset in the condensed consolidated balance sheets with an offsetting loss of approximately $0.4 million included in the other income, net line item in the condensed consolidated statements of operations for the quarter ended March 31, 2010.

The Company valued the right using a discounted cash flow approach including estimates, based on data available as of March 31, 2010, of interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction-rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The Company will be required to assess the fair value of these two individual assets and record changes each period until the right is exercised or the auction-rate securities are redeemed.

Note 3:         Revision of Prior Period Financial Statements

In the fourth quarter of 2009, the Company identified a calculation error in the third-party software it uses for stock administration. The calculation errors resulted in an understatement of previously reported non-cash stock-based compensation expense and changed the timing of stock-based compensation expense. The effect of this error on the Company’s net loss was determined to be immaterial to previously reported annual and quarterly financial results. The Company has retroactively corrected the impact of the calculation error on the condensed consolidated financial statements for the quarter ended March 31, 2009. The revision had no impact on the Company’s total cash flows for the quarter ended March 31, 2009.

The line items within the condensed consolidated financial statements as of and for the quarter ended March 31, 2009 that were impacted by the revisions are set forth below (in thousands):

	For the three months ended March 31, 2009
	As Reported	As Revised
Condensed Consolidated Statements of Operation:
Cost of net revenue	$320	$323
Gross profit	2,246	2,243
Research and development	3,829	3,888
Selling, general and administrative	2,417	2,485
Total operating expenses	6,521	6,648
Loss from operations	(4,275)	(4,405)
Loss before income taxes	(4,072)	(4,202)
Net loss	(4,079)	(4,209)

Note 4:         Acquisitions

MagnaLynx

In March 2010, the Company acquired all of the outstanding stock of MagnaLynx, Inc. (MagnaLynx), a provider of semiconductor interface technology. Under the terms of the merger agreement, at closing, the Company paid approximately $2.2 million to settle debt and certain other liabilities of MagnaLynx. Remaining closing payments of approximately $1.2 million will be made to MagnaLynx shareholders in the second quarter of 2010. An additional $0.5 million, or indemnification holdback, is payable 18 months after the closing, net of any costs related to indemnification claims that may arise during such 18 month period. In addition, the Company agreed to pay up to an additional $1.0 million to the former shareholders of MagnaLynx, shortly after the first anniversary of the closing date, as earn-out consideration based on MagnaLynx meeting certain contractually agreed-upon development milestones.  This earn-out consideration was included in the acquisition price because the Company expects that it is more likely than not that the objectives related to this earn-out will be met.

The Company recorded a total acquisition price as follows (in thousands):

Cash	$3,355
Acquisition-related earn-out	1,000
Indemnification holdback	500
Liabilities assumed by MoSys	32
Total acquisition price	$4,887

The allocation of the acquisition price for net tangible and intangible assets was as follows (in thousands):

Net tangible assets	$100
Intangible asset - developed technology	4,440
Goodwill	347
Total acquisition price	$4,887

The value of the identifiable intangible asset was determined by using future cash flow assumptions. The intangible asset, which is considered developed technology, is being amortized on a straight-line basis over its estimated life of five years.

Goodwill represents the excess of the acquisition price of an acquired business over the fair value of the underlying net tangible and intangible asset. Included in the goodwill amount is the value of the acquired workforce, which has significant expertise in low-power interface IP. The Company will assess goodwill for impairment on at least an annual basis or when there is an indicator of impairment. The goodwill recognized is expected to be deductible for income tax purposes.

Prism Circuits

In June 2009, the Company acquired substantially all the assets and business of Prism Circuits, Inc. (Prism Circuits), a provider of semiconductor interface IP. The acquisition significantly expanded the Company’s product portfolio by adding high-speed multi-protocol compliant interface IP, which enables communication between semiconductors in a system. With the acquisition, the Company added over 50 engineers experienced in interface IP development and analog/mixed-signal applications.

Under the terms of the acquisition agreement, the Company paid Prism Circuits $15.0 million in cash at closing (offset by approximately $1.4 million of cash acquired) and assumed certain liabilities of Prism Circuits as consideration for the acquired assets. The Company also agreed to pay up to an additional $6.5 million of cash (the Earn-Out Payment) shortly after the first anniversary of the closing date, contingent upon the Company’s achievement of certain objectives relating to the Prism Circuits business during that twelve-month period. In addition, the Company granted options to purchase 3,621,724 shares of the Company’s common stock to the newly hired Prism Circuits employees as inducements material to employment in accordance with the terms of the acquisition agreement. The majority of these options will vest on a straight-line basis over 48 months subject to continued employment requirements.

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

Because the acquisition agreement provides that 30% of the Earn-Out Payment may be earned by the shareholders of Prism Circuits based on the Company’s future employment of individuals, the amount allocated to this objective, or $1.95 million, was not considered to be a component of the acquisition price and is being recognized as compensation expense and accrued on a straight-line basis over the one-year period subsequent to the acquisition. For the three months ended March 31, 2010, the Company recorded $0.5 million of expense and liability for the retention objective. The remaining portion of the Earn-out Payment, or $4.55 million, was included in the acquisition price because the Company expects that it is more likely than not that the objectives related to this Earn-out Payment will be met.

The Company recorded a total acquisition price as follows (in thousands):

Cash	$15,000
Acquisition-related earnout	4,550
Total acquisition price	$19,550

The allocation of the acquisition price for net tangible and intangible assets was as follows (in thousands):

Net tangible assets	$3,009
Identifiable intangible assets:
Developed technology	4,800
Customer relationships	390
Contract backlog	750
Non-compete agreements	140
Goodwill (1)	10,461
Total acquisition price	$19,550

(1)   Goodwill represents the excess of the acquisition price of an acquired business over the fair value of the underlying net tangible and intangible assets. The balance has been adjusted to reflect a decrease of $0.2 million in the fair value of contractual obligations assumed as part of the acquisition.

Note 5. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counter-parties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2010 or 2009 related to these indemnifications.

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

Note 6. Restructuring Charge and Accruals

The restructuring accrual includes costs incurred in 2009 in connection with the Company’s exit from the leased facility occupied by Prism Circuits in Santa Clara, California, as well costs related to closing its China office.  The Company does not expect to incur additional restructuring charges related to these restructuring activities. The remaining cash expenditures are expected to be paid in the second and third quarters of 2010.

Restructuring activity for the three months ended March 31, 2010 was as follows (in thousands):

Total
Balance at December 31, 2009	$112
Cash payments	(39)
Balance at March 31, 2010	$73

Note 7. Business Segments and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

The Company recognized revenue from licensing of its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Japan	$1,396	$1,601
United States	1,513	567
Taiwan	627	287
Asia	14	87
Europe	—	24
Total	$3,550	$2,566

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended March 31,
	2010	2009
Customer A	20%	50%
Customer B	17%	10%
Customer C	12%	—%
Customer D	11%	—%

Four customers accounted for 92% of net accounts receivable at March 31, 2010. Four customers accounted for 97% of net accounts receivable at December 31, 2009.

Note 8. Provision for Income Taxes

The Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized.  The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is not currently undergoing any examination of its income tax returns.  The 2005 through 2009 tax years generally remain subject to examination by federal, state, and foreign tax authorities.  As of March 31, 2010, the Company did not have any unrecognized tax benefits and did not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the three months ended March 31, 2010 and 2009, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Note 9. Stock-Based Compensation

The Company recorded $0.7 million and $0.6 million of stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. The expense relating to these awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of March 31, 2010 was $5.8 million and is expected to be recognized as expense over a weighted average period of approximately 2.82 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three months ended March 31, 2010 and 2009, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information under SFAS 123(R)

The fair value of the Company’s share-based payment awards for the three months ended March 31, 2010 and 2009 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended March 31,
Employee stock options:	2010	2009
Risk-free interest rate	1.8% - 2.0%	1.2% - 1.4%
Volatility	63.0% - 63.7%	55.7% - 55.8%
Expected life (years)	4.0	4.0
Dividend yield	0%	0%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the combination of: i) four-year historical volatility, and ii) implied volatility of the Company’s stock price. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends and has no intention to pay dividends in the near future.

The stock-based compensation expense is calculated based on estimated forfeiture rates. An annualized forfeiture rate has been used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of the option and restricted stock unit activity under the Company’s 1996 Stock Plan and Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) for the three months ended March 31, 2010 is presented below (in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2009	1,875	5,450	$4.37
Additional shares authorized under the Amended 2000 Plan	500	—	—
Options granted	(329)	329	$4.18
Options cancelled	294	(294)	$5.34
Options exercised	—	(12)	$3.47
Balance at March 31, 2010	2,340	5,473	$4.33

The Company may also award shares to new employees outside the Amended 2000 Plan as a material inducement to the acceptance of employment with the Company. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer, as determined under the Marketplace Rules of the Nasdaq Stock Market.

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2009	5,295	$2.81
Exercised	(47)	$1.55
Balance at March 31, 2010	5,248	$2.80

A summary of the restricted stock award and restricted stock unit activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at March 31, 2010 and December 31, 2009	46	$1.60

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants, excluding restricted stock award and restricted stock unit activity, as of March 31, 2010 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.50 - $4.09	6,843	5.55	$2.09	$13,120	1,608	5.26	$2.59	$2,285
$4.10 - $8.00	2,980	5.21	$5.38	—	2,068	5.12	$5.55	—
$8.01 - $10.00	788	2.69	$8.70	—	672	2.61	$8.75	—
$10.01 - $15.69	110	1.87	$10.87	—	110	1.87	$10.87	—
	10,721	5.20	$3.58	$13,120	4,458	4.71	$5.09	$2,285

As of March 31, 2010, the Company had 9,437,034 shares, excluding restricted stock units, fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 5.18 years, weighted average exercise price of $3.75 and aggregate intrinsic value of $2.3 million.

The total fair value of shares, excluding restricted stock units, vested calculated during the three months ended March 31, 2010 and 2009 using the Black-Scholes method was $0.4 million and $0.5 million, respectively. The total intrinsic value of employee stock options exercised during the three months ended March 31, 2010 and 2009 was $0.1 million and $0, respectively.

Options exercisable were 4.5 million and 3.9 million at March 31, 2010 and 2009, respectively.

Note 10. Subsequent events

The Company has evaluated subsequent events through the date the preparation of these unaudited condensed consolidated financial statements are complete and did not identify any material recognizable subsequent events.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in Risk Factors and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

We design, develop, market and license differentiated embedded memory and high-speed parallel and serial interface, or I/O, intellectual property, or IP, for advanced Systems on Chips, or SoC, designs. Our patented memory solutions include 1T-SRAM and 1T-Flash high-density and/or high performance alternatives to traditional volatile and non-volatile embedded memory. Our I/O IP includes physical layer, or PHY, circuitry that allows integrated circuits to talk to each other or to discrete memory devices like DDR3 in the networking, storage, computer and consumer segments. Our PHYs support serial interface technologies such as 10G Base KR, XAUI, PCI Express and SATA as well as parallel interfaces like DDR3.

Our customers typically include fabless semiconductor companies, integrated device manufacturers, or IDMs, and foundries. We generate revenue from the licensing of our IP, and our customers pay us fees for one or more of the following: licensing, non-recurring engineering services, royalties and maintenance and support. Royalty revenues are typically earned under our memory license agreements when our licensees manufacture or sell products that incorporate any of our memory technologies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties, where applicable, from the licensee’s use of our technologies, to run from 18 to 24 months. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from 6 to 12 months, depending on the complexity of the proposed project and degree of development services required.

On March 25, 2010, we acquired all of the outstanding stock of MagnaLynx, Inc. (MagnaLynx), a provider of semiconductor interface technology. Under the terms of the merger agreement, at or subsequent to closing we paid approximately $1.2 million to the shareholders of MagnaLynx and approximately $2.2 million to settle debt and certain other liabilities of MagnaLynx. An additional $0.5 million is payable 18-months after the closing, net of any costs related to indemnification claims that may arise during such 18 month period. In addition, we agreed to pay up to an additional $1.0 million, to the former shareholders of MagnaLynx shortly after the first anniversary of the closing date, as earn-out consideration based on MagnaLynx meeting certain contractually agreed-upon development milestones.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009.  As of March 31, 2010, there have been no material changes to our significant accounting policies and estimates.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance for revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance. Under this guidance, when vendor-specific objective evidence or third- party evidence for deliverables in such an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Additionally in October 2009, the FASB issued guidance modifying its earlier software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The guidance for both topics will apply to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of the guidance will have on its consolidated financial statements.

In January 2010, the FASB issued an amendment improving disclosures about fair value measurements. This new guidance requires enhanced disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We have provided the additional disclosures.

Results of Operations

Revenue.

The table below sets forth data concerning licensing revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Year-Over-Year Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Licensing	$1,547	524	$1,023	195%
Percentage of total net revenue	44%	20%

Licensing revenue increased for the three months ended March 31, 2010 compared to the same period of 2009 primarily due to the timing of revenue recognition for agreements requiring customization which were executed in the fourth quarter of 2009, as well as revenue recognized under contracts we assumed in our acquisition of Prism Circuits in the second quarter of 2009. Revenue was recognized under the assumed contracts based on the fair value of the acquired fulfillment effort determined using estimated engineering labor hours required to complete each project.

The table below sets forth data concerning royalty revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Year-Over-Year Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Royalty	$2,003	$2,042	$(39)	(2)%
Percentage of total net revenue	56%	80%

Royalty revenue decreased for the three months ended March 31, 2010 compared with the same period of 2009 primarily due to a decrease in shipments from an IDM licensee whose product is used in the Nintendo Wii® game console, partially offset by an increase in royalties received from a major foundry partner.

Cost of Net Revenue and Gross Profit.

The table below sets forth data concerning cost of net revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Year-Over-Year Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Cost of net revenue	$782	$323	$459	142%
Percentage of total net revenue	22%	13%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

Cost of net revenue increased for the three months ended March 31, 2010 compared with the same period of 2009 primarily due to an increase in licensing contracts requiring significant engineering services.  Cost of net revenue included stock-based compensation expense of $82,000 and $35,000 for the three months ended March 31, 2010 and 2009, respectively.

Gross profit increased to $2.8 million for the three months ended March 31, 2010 from $2.2 million from the year ago quarter mainly due to the increase in our license revenue.  Gross margin percentage decreased to 78% for the three months ended March 31,

2010 from 87% in the same quarter of the prior year primarily due to a decrease in royalty revenue, which has no related costs, as a percentage of total net revenue.

Research and Development.

The table below sets forth data concerning research and development expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Year-Over-Year Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Research and development	$5,973	$3,888	$2,085	54%
Percentage of total net revenue	168%	152%

Our research and development expenses include development and design of variations of our 1T-SRAM and I/O technologies for use in different manufacturing processes used by licensees, development of our 1T-Flash technology solution, costs related to the development of the Bandwidth Engine integrated circuit, or IC, and amortization of intangible assets. We expense research and development costs as they are incurred.

The $2.1 million increase for the three months ended March 31, 2010 compared with the same period a year ago was primarily due to the following:

•                  $2.1 million increase related to operations acquired from Prism Circuits;

•                  $0.6 million increase in amortization of acquired intangible assets;

•                  $0.5 million increase related to acquisition-related contingent compensation charges;

•                  $0.1 million increase in stock-based compensation expense; offset by

•                  $0.6 million decrease related to the closure of our facility in Korea in June 2009;

•                  $0.4 million increase in allocation to cost of sales; and

•                  $0.2 million decrease in tape-out charges incurred to complete validation of our designs in silicon.

Research and development expenses included stock-based compensation expense of $0.3 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. We expect that research and development expenses will increase in absolute dollars as we invest in new product development for our embedded memory and I/O technologies and development of the Bandwidth Engine IC.

Selling, General and Administrative.

The table below sets forth data concerning selling, general and administrative, or SG&A, expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Year-Over-Year Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Selling, general and administrative	$2,598	$2,485	$113	5%
Percentage of total net revenue	73%	97%

SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, application engineering, finance, human resources and general management.

The $0.1 million increase for the three months ended March 31, 2010 compared with the same period a year ago was primarily due to the following:

•                  $0.2 million increase in acquisition related professional service costs;

•                  $0.1 million increase in marketing activities; offset by

•                  $0.1 million decrease in personnel-related costs, primarily due to headcount reductions; and

•                  $0.1 million decrease in year-end compliance fees.

SG&A expenses included stock-based compensation expense of $0.3 million for each of the three month periods ended March 31, 2010 and 2009. We expect total selling, general and administrative expenses to increase in absolute dollars due to an increase in sales and field applications personnel and related costs, higher legal costs related to patent and trademark activity and marketing efforts related to the expected introduction of the Bandwidth Engine IC in late 2010.

Restructuring Charge.

The table below sets forth data concerning restructuring expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Year-Over-Year Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Restructuring charge	$—	$275	$(275)	(100)%
Percentage of total net revenue	—	11%

In the fourth quarter of 2008, our management approved and initiated a plan to exit the unprofitable analog/mixed-signal product lines, which we had acquired in 2007. This plan resulted in the elimination of approximately 90 employees, mainly located in our subsidiaries in China and Romania. Restructuring costs incurred in the first quarter of 2009 primarily related to accrued employee severance, costs to exit the leased facility in China and other termination costs.

Other Income, net.

The table below sets forth data concerning other income, net for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Year-Over-Year Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Other income, net	$109	$203	$(94)	(46)%
Percentage of total net revenue	3%	8%

Other income, net primarily consisted of interest income on our investments, which was $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.  Interest income declined $0.2 million due to lower interest rates earned on lower average investment balances than during the comparable quarter in 2009.  The decrease in interest income was offset by higher foreign exchange gains of $0.1 million compared to the prior year period.

Provision for Income Taxes.

The table below sets forth data concerning the provision for income taxes for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Year-Over-Year Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Income tax provision	$(32)	$(7)	$(25)	357%
Percentage of total net revenue	(1)%	—

Our income tax provisions were primarily attributable to foreign jurisdictions.

The provision for the three months ended March 31, 2010 was primarily attributable to taxes for our foreign subsidiaries and branches and minimum U.S. state income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2010, we had cash, cash equivalents and long and short-term investments of $33.9 million and had total working capital of $14.0 million. Our primary capital requirements are for working capital needs. We expect the earn-out milestones from the Prism Circuits acquisition to be met fully in June 2010, and, therefore, expect to make a payment of $6.5 million of cash in the third quarter of 2010. We expect the earn-out consideration and indemnification holdback from the MagnaLynx acquisition totaling $1.5 million to be paid out in 2011. As of March 31, 2010, we had accrued $7.1 million of this liability on our condensed consolidated balance sheet in accrued acquisition-related earn-out and $0.5 million in long-term liabilities.

Net cash used in operating activities was $4.2 million for the first three months of 2010 and was primarily attributable to our net loss of $5.7 million and $0.1 million in changes in assets and liabilities, partially offset by non-cash charges, including stock-based compensation expense of $0.7 million, and depreciation and amortization expense of $0.9 million.  The changes in assets and liabilities primarily related to the timing of billing our customers, collection of receivables and payments to vendors.

Net cash used in operating activities was $4.6 million for the first three months of 2009 and was primarily attributable to our net loss of $4.2 million and $1.2 million in changes in assets and liabilities, partially offset by non-cash charges, including stock-based compensation expense of $0.6 million, depreciation of $0.2 million and a non-cash restructuring charge of $0.1 million.

Net cash used in investing activities was $0.1 million for the first three months of 2010, and included amounts transferred to and from cash and marketable securities of $2.3 million that did not impact our liquidity, $2.2 million of cash paid for the acquisition of MagnaLynx in March 2010 and $0.2 million for purchases of fixed assets.

For the first three months of 2009, we spent approximately $0.3 million on expenditures for property and equipment. Amounts transferred to and from cash and marketable securities resulted in a $1.9 million reduction of cash that did not impact our liquidity.

Net cash provided by financing activities was $0.1 million for the first three months of 2010 primarily due to proceeds received from the issuance of common stock related to the exercise of employee stock options.

Net cash used in financing activities for the first three months of 2009 was $0.9 million attributable to shares repurchased under a stock repurchase program that was suspended in February 2009.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

Although we expect our cash expenditures to continue to exceed receipts in 2010, as we continue to expand research and development efforts for our 1T-SRAM, I/O and 1T-Flash technologies and the newly introduced Bandwidth Engine IC product line, we expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. We cannot be certain, however, that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we may need to raise additional funding through public or private financings. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2010 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating Leases	$928	$369	$294	$265
Purchase Commitments	3,454	2,469	985	—
Capital Lease	228	94	134	—
	$4,610	$2,932	$1,413	$265

As of March 31, 2010, we had purchase commitments of $3.5 million for licenses related to computer-aided design tools and mask costs payable through January 2013, and a $0.2 million capital lease obligation for testing equipment.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, auction rate securities, corporate debt, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $32.3 million as of March 31, 2010 and earned an average annual interest rate of approximately 1.3% during the first three months of 2010, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting.  During the first quarter of 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2009, which we filed with the Securities and Exchange Commission on March 26, 2010.  The following discussion is of material changes to the risk factors disclosed in that report.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended March 31, 2010, four customers represented 20%, 17%, 12% and 11% of total revenue.  For the three months ended March 31, 2009, two customers represented 50% and 10% of total revenue. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in the three months ended March 31, 2010 and 2009 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 19% and 39% of total revenue for the three months ended March 31, 2010 and 2009, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of March 31, 2010, four customers represented 92% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

ITEM 6. Exhibits

(a)   Exhibits

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2010

/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer