Form 10-Q
period 2010-06-30
MoSys, Inc.
filed 2010-08-13
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 1, 2010, 31,936,853 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$7,272	$7,123
Short-term investments	14,371	24,215
Accounts receivable, net	2,021	739
Unbilled contracts receivable	127	1,022
Prepaid expenses and other assets	2,553	3,235
Total current assets	26,344	36,334

Long-term investments	9,555	9,098
Property and equipment, net	1,490	1,561
Goodwill	23,134	22,787
Intangible assets, net	7,587	4,616
Other assets	1,234	1,147
Total assets	$69,344	$75,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$639	$514
Accrued expenses and other liabilities	1,839	1,750
Accrued acquisition-related earn-out	7,500	5,659
Accrued restructuring liabilities	40	112
Deferred revenue	2,288	2,671
Total current liabilities	12,306	10,706

Long-term liabilities	595	136

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 31,856 shares and 31,224 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	319	312
Additional paid-in capital	120,864	117,941
Accumulated other comprehensive income	6	41
Accumulated deficit	(64,746)	(53,593)
Total stockholders’ equity	56,443	64,701
Total liabilities and stockholders’ equity	$69,344	$75,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue
Licensing	$2,019	$306	$3,566	$830
Royalty	2,250	1,675	4,253	3,717
Total net revenue	4,269	1,981	7,819	4,547

Cost of net revenue
Licensing	541	274	1,323	597
Total cost of net revenue	541	274	1,323	597

Gross profit	3,728	1,707	6,496	3,950

Operating expenses
Research and development	6,704	4,057	12,677	7,945
Selling, general and administrative	2,508	2,388	5,106	4,873
Restructuring charges	—	431	—	706
Total operating expenses	9,212	6,876	17,783	13,524

Loss from operations	(5,484)	(5,169)	(11,287)	(9,574)
Other income, net	83	151	192	354

Loss before income tax provision	(5,401)	(5,018)	(11,095)	(9,220)
Income tax provision	(26)	(26)	(58)	(33)

Net loss	$(5,427)	$(5,044)	$(11,153)	$(9,253)

Net loss per share
Basic and diluted	$(0.17)	$(0.16)	$(0.35)	$(0.29)
Shares used in computing net loss per share
Basic and diluted	31,636	31,198	31,455	31,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,153)	$(9,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530	349
Stock-based compensation	1,463	1,275
Amortization of intangible assets	1,469	177
Non-cash restructuring charges	—	122
Provision for doubtful accounts	—	47
Other non-cash items	27	(16)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	(1,268)	451
Unbilled contracts receivable	1,130	428
Prepaid expenses and other assets	776	104
Deferred revenue	(540)	(570)
Accounts payable	(55)	201
Accrued expenses and other liabilities	928	(218)
Accrued restructuring liabilities	(72)	(653)
Net cash used in operating activities	(6,765)	(7,556)

Cash flows from investing activities:
Purchases of property and equipment	(455)	(343)
Net cash paid for purchases of businesses	(3,384)	(13,563)
Proceeds from sales and maturities of marketable securities	32,898	29,102
Purchases of marketable securities	(23,541)	(19,944)
Net cash provided by (used in) investing activities	5,488	(4,748)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	1,467	—
Payments on capital lease obligations	(41)	—
Repurchase of common stock	—	(937)
Net cash provided by (used in) financing activities	1,426	(937)

Net increase (decrease) in cash and cash equivalents	149	(13,241)

Cash and cash equivalents at beginning of period	7,123	17,515
Cash and cash equivalents at end of period	$7,272	$4,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc., or the “Company,” was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company designs, develops, markets and licenses high performance semiconductor memory and high-speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K and 10-K/A filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year is the calendar year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues recognized under the percentage of completion method and expenses recognized during the reported period. Actual results could differ from those estimates.

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, auction-rate securities, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities, excluding auction-rate securities, are classified as available-for-sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

For license agreements that include deliverables requiring significant production, modification or customization, and where the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimating the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined to be likely. For the three and six months ended June 30, 2010 and 2009, no loss accruals were recorded. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

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

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Carrying Value

Balance as of December 31, 2009 (1)	$22,787
Goodwill recorded in connection with the acquisition of MagnaLynx, Inc. (see Note 4)	347
Balance as of June 30, 2010	$23,134

(1)   The balance as of December 31, 2009, as reported in the Company’s annual report on Form 10-K, has been adjusted to reflect a $0.2 million decrease in the fair value of the contractual obligation assumed as part of the acquisition of Prism Circuits, Inc.  A corresponding adjustment of $0.2 million was made to the balance of deferred revenue. These adjustments had no effect on net loss previously reported.

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to business combinations were as follows (dollar amounts in thousands):

	June 30, 2010
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$1,944	$7,296
Customer relationships	3	390	139	251
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	100	40
Total		$10,520	$2,933	$7,587

	December 31, 2009
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$4,800	$910	$3,890
Customer relationships	3	390	74	316
Contract backlog	1	750	427	323
Non-compete agreements	1.5	140	53	87
Total		$6,080	$1,464	$4,616

The related amortization expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2010, respectively. The amortization expense was $0.2 million for each of the three and six months ended June 30, 2009. Amortization expense has been included in research and development expense in the condensed consolidated statements of operations.  The estimated aggregate amortization expense to be recognized in future years is approximately $1.4 million for the remainder of 2010, $2.6 million for 2011, $1.6 million for 2012, $0.9 million for 2013, $0.9 million for 2014, and $0.2 million for 2015.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. As of June 30, 2010 and 2009, stock awards to purchase approximately 11,011,000 and 9,969,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive loss for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(5,427)	$(5,044)	$(11,153)	$(9,253)
Change in net unrealized (gains) losses on available-for-sale securities	(10)	53	(35)	(70)
Comprehensive loss	$(5,437)	$(4,991)	$(11,188)	$(9,323)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance for revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance. Under this guidance, when vendor-specific objective evidence or third- party evidence for deliverables in such an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Additionally, in October 2009 the FASB issued guidance modifying its earlier software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The guidance for both topics will apply to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the guidance will have on its consolidated financial statements.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding, excluding auction-rate securities and a right from UBS Financial Services, Inc. (UBS), were as follows (in thousands):

	June 30, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$7,272	$—	$—	$7,272
Short-term investments:
U.S. government debt securities	$3,507	$—	$—	$3,507
Corporate notes and commercial paper	4,948	6	(3)	4,951
Certificates of deposit	2,939	—	—	2,939
Total short-term investments	$11,394	$6	$(3)	$11,397
Long-term investments:
U.S. government debt securities	$7,501	$4	$(3)	$7,502
Corporate notes	2,051	3	(1)	2,053
Total long-term investments	$9,552	$7	$(4)	$9,555

	December 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$7,123	$—	$—	$7,123
Short-term investments:
U.S. government debt securities	$6,025	$39	$—	$6,064
Corporate notes and commercial paper	5,814	19	—	5,833
Certificates of deposit	4,407	—	(8)	4,399
Total short-term investments	$16,246	$58	$(8)	$16,296
Long-term investments:
U.S. government debt securities	$8,100	$7	$(16)	$8,091
Corporate notes	1,007	—	—	1,007
Total long-term investments	$9,107	$7	$(16)	$9,098

As of June, 30, 2010 and December 31, 2009, all of the available-for-sale securities with unrealized losses have been in a loss position for less than 12 months.

Cost and fair value of investments, excluding auction-rate securities, based on two maturity groups were as follows (in thousands):

	June 30, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$11,394	$6	$(3)	$11,397
Due in 1-2 years	9,552	7	(4)	9,555
Total	$20,946	$13	$(7)	$20,952

	December 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$16,246	$58	$(8)	$16,296
Due in 1-2 years	9,107	7	(16)	9,098
Total	$25,353	$65	$(24)	$25,394

The Company used the concepts of fair value based on estimated discounted future cash flows to value its auction-rate securities that included the following significant inputs and considerations:

•                  projected interest income and principal payments through the expected holding period;

•                  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of June 30, 2010, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                  no default or collateral value risk adjustments were considered for the discount rate, because most of the issuers were AAA-rated by nationally recognized rating agencies at June 30, 2010, and the auction-rate securities were collateralized by student loans, the repayments of which were substantially guaranteed by the U.S. Department of Education.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, investments and the right from UBS related to the auction-rate securities) and for an acquisition-related earn-out and holdback liability as of June 30, 2010 (in thousands):

	June 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,431	$2,431	$—	$—
Certificates of deposit	2,939	—	2,939	—
U.S. government debt securities	13,535	—	13,535	—
Corporate notes and commercial paper	8,223	—	8,223	—
Auction-rate securities	2,974	—	—	2,974
Right from UBS	376	—	—	376
Total assets	$30,478	$2,431	$24,697	$3,350
Acquisition-related earn-out	$5,550	$—	$—	$5,550
Total liabilities	$5,550	$—	$—	$5,550

There were no transfers in or out of Level 1 and Level 2 securities during the three and six months ended June 30, 2010.

The following table provides a summary of changes in fair value of the Company’s financial assets measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 (in thousands):

Fair Value
Balance at December 31, 2009	$9,045
Sale of Level 3 securities	(2,350)
Realized loss on right from UBS included in earnings	(358)
Realized gain on auction-rate securities included in earnings	358
Balance at March 31, 2010	6,695

Sale of Level 3 securities	(3,350)
Realized loss on right from UBS included in earnings	(376)
Realized gain on auction-rate securities included in earnings	376
Balance at June 30, 2010	$3,350

The following table provides a summary of changes in fair value of the acquisition-related earn-out and holdback liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (in thousands):

Fair Value
Balance at December 31, 2009	$4,550
Issuance of earn-out (see Note 4)	1,000
Balance at June 30, 2010	$5,550

As of June 30, 2010, the Company has classified $3.0 million (net of $0.4 million in realized losses) of its auction-rate securities as short-term investments. Most of the issuers of the Company’s auction-rate securities had AAA credit ratings at June 30, 2010, the securities are collateralized by student loans substantially guaranteed by the U.S. government, and the issuers continue to pay interest in accordance with the contractual terms of the securities.

On June 30, 2010, the Company exercised its right to have UBS purchase the auction-rate securities at par value.  Proceeds from the purchase were made available to the Company in July 2010.  At June 30, 2010, the Company classified the auction-rate securities as trading securities and recorded a realized gain of approximately $0.4 million.  However, because the Company could elect to have UBS purchase the auction-rate securities from it, the Company accounted for the right as a separate freestanding financial asset measured at fair value.  Accordingly, in connection with the exercise of the right, the Company recorded an increase in current assets in its condensed consolidated balance sheet with an offsetting loss of approximately $0.4 million included in the other income, net line item in the condensed consolidated statement of operations for the quarter ended June 30, 2010.

The Company valued the right using a discounted cash flow approach including estimates, based on data available as of June 30, 2010, of interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction-rate securities beginning June 30, 2010.

Note 3:         Revision of Prior Period Financial Statements

In the fourth quarter of 2009, the Company identified a calculation error in the third-party software it uses for stock administration. The calculation errors resulted in an understatement of previously reported non-cash stock-based compensation expense and changed the timing of stock-based compensation expense. The effect of this error on the Company’s net loss was determined to be immaterial to previously reported annual and quarterly financial results. The Company has retroactively corrected the impact of the calculation error on the condensed consolidated financial statements for the three and six months ended June 30, 2009. The revision had no impact on the Company’s total cash flows for the six months ended June 30, 2009.

The line items within the condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 that were impacted by the revision are set forth below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009		June 30, 2009
	As Reported	As Revised	As Reported	As Revised
Condensed Consolidated Statements of Operations:
Cost of net revenue	$276	$274	$596	$597
Gross profit	1,705	1,707	3,951	3,950
Research and development	4,072	4,057	7,901	7,945
Selling, general and administrative	2,461	2,388	4,878	4,873
Total operating expenses	6,964	6,876	13,485	13,524

Loss from operations	(5,259)	(5,169)	(9,534)	(9,574)

Loss before income tax provision	(5,108)	(5,018)	(9,180)	(9,220)

Net loss	(5,134)	(5,044)	(9,213)	(9,253)

Note 4:         Acquisitions

MagnaLynx

In March 2010, the Company acquired all of the outstanding stock of MagnaLynx, Inc. (MagnaLynx), a provider of semiconductor interface technology. Under the terms of the merger agreement, at closing, the Company paid approximately $2.2 million to settle debt and certain other liabilities of MagnaLynx. Remaining closing payments of approximately $1.2 million were made to MagnaLynx shareholders in the second quarter of 2010. An additional $0.5 million, referred to as the indemnification holdback, is payable 18 months after the closing, net of any costs related to indemnification claims that may arise during such 18 month period. In addition, the Company agreed to pay up to an additional $1.0 million to the former shareholders of MagnaLynx, shortly after the first anniversary of the closing date, as earn-out consideration based on MagnaLynx meeting certain contractually agreed-upon development milestones.  This earn-out consideration was included in the acquisition price because the Company expects that it is more likely than not that the objectives related to this earn-out will be met.

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

Under the terms of the acquisition agreement, the Company paid Prism Circuits $15.0 million in cash at closing (offset by approximately $1.4 million of cash acquired), assumed certain liabilities of Prism Circuits as consideration for the acquired assets and paid an additional $6.5 million of cash (the earn-out payment) in satisfaction of a contractual earn-out commitment in July 2010, as a result of the Company meeting certain objectives relating to the Prism Circuits business during the twelve-month period following acquisition. In addition, the Company granted options to purchase 3,621,724 shares of the Company’s common stock to the newly hired Prism Circuits employees as inducements material to employment in accordance with the terms of the acquisition agreement. The majority of these options will vest on a straight-line basis over 48 months subject to continued employment requirements.

The objectives for the earn-out payment related to:

•                  billing and collection by the Company of amounts payable under customer contracts assumed by the Company;

•                  the achievement of specific product development milestones in accordance with a mutually agreed-upon schedule; and

•                  the retention by the Company of certain key employees formerly employed by Prism Circuits.

Because the acquisition agreement provided that 30% of the earn-out payment could be earned by the shareholders of Prism Circuits based on the Company’s future employment of individuals, the amount allocated to this objective, or $1.95 million, was not considered to be a component of the acquisition price and was recognized as compensation expense and accrued on a straight-line basis over the one-year period subsequent to the acquisition. For the three and six months ended June 30, 2010, the Company recorded $0.4 million and $0.8 million, respectively, of expense and liability for the retention objective. The remaining portion of the earn-out payment, or $4.55 million, was included in the acquisition price because the Company expected that it was more likely than not that the objectives related to this earn-out payment would be met.

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

Note 5. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2010 or 2009 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Legal Matters

The Company is not a party to any material legal proceeding that the Company believes is likely to have a material adverse effect on its consolidated financial position or results of operations. From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Note 6. Restructuring Charge and Accruals

The restructuring accrual includes costs incurred in 2009 in connection with the Company’s exit from the leased facility occupied by Prism Circuits in Santa Clara, California, as well as costs related to closing its China office.  The Company does not expect to incur additional restructuring charges related to these restructuring activities. The remaining cash expenditures are expected to be paid in the remainder of 2010.

Restructuring activity for the six months ended June 30, 2010 was as follows (in thousands):

Total
Balance at December 31, 2009	$112
Cash payments	(39)
Balance at March 31, 2010	73
Cash payments	(33)
Balance at June 30, 2010	$40

Note 7. Business Segments and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

The Company recognized revenue from licensing of its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Japan	$2,110	$1,466	$3,506	$3,067
United States	1,497	396	3,010	963
Taiwan	655	82	1,282	369
Asia	7	37	21	124
Europe	—	—	—	24
Total	$4,269	$1,981	$7,819	$4,547

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Customer A	24%	—	19%	—
Customer B	20%	57%	20%	53%
Customer C	15%	5%	16%	8%
Customer D	2%	11%	3%	9%

Three customers accounted for 84% of net accounts receivable at June 30, 2010. Four customers accounted for 97% of net accounts receivable at December 31, 2009.

Note 8. Provision for Income Taxes

The Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized.  The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is not currently undergoing any examination of its income tax returns.  The 2005 through 2009 tax years generally remain subject to examination by federal, state, and foreign tax authorities.  As of June 30, 2010, the Company did not have any unrecognized tax benefits and did not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the three and six months ended June 30, 2010 and 2009, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Note 9. Stock-Based Compensation

The Company recorded $0.8 million and $0.7 million of stock-based compensation expense for the three months ended June 30, 2010 and 2009, respectively. The Company recorded $1.5 million and $1.3 million of stock-based compensation expense for the six months ended June 30, 2010 and 2009, respectively. The expense relating to stock-based awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of June 30, 2010 was $6.4 million and is expected to be recognized as expense over a weighted average period of approximately 2.8 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and six months ended June 30, 2010 and 2009, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information

The fair value of the Company’s share-based payment awards for the three and six months ended June 30, 2010 and 2009 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee stock options:
Risk-free interest rate	1.4% – 2.1%	1.5% – 2.1%	1.4% – 2.1%	1.2% – 2.1%
Volatility	63.2% – 72.7%	57.0% – 58.8%	63.0% – 72.7%	55.7% – 58.8%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	0%	0%	0%	0%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the combination of: 1) four-year historical volatility and 2) implied volatility of the Company’s stock price. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends and has no intention to pay dividends in the near future.

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

A summary of the option and restricted stock unit activity under the Company’s 1996 Stock Plan and Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) is presented below (in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2009	1,875	5,450	$4.37
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(329)	329	$4.18
Options canceled	294	(294)	$5.34
Options exercised	—	(12)	$3.47
Balance at March 31, 2010	2,340	5,473	$4.33
Options granted	(1,011)	1,011	$4.56
Options canceled	193	(193)	$2.73
Options exercised	—	(530)	$2.48
Options expired	(20)	—
Plan termination	(1,502)	—
Balance at June 30, 2010	—	5,761	$4.59

A summary of restricted stock award and restricted stock unit activity for grants outside of the 1996 Plan and Amended and Restated 2000 Plan is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at March 31, 2010 and December 31, 2009	46	$1.60
Vested	(15)	$1.60
Non-vested shares at June 30, 2010	31	$1.60

In April 2010, the Board of Directors of the Company approved the modification of an option previously granted to the Chief Executive Officer to purchase 450,000 shares of common stock to allow him to exercise the option prior to vesting but, subject to a right of repurchase by the Company for any shares that subsequently failed to vest in accordance with the terms of a restricted stock purchase agreement. In April 2010, the Chief Executive Officer exercised the option and acquired 337,500 shares that vest over the next 18 months. The modification did not result in any incremental expense to the option. At June 30, 2010, 300,000 shares remain unvested.

On June 30, 2010, the Company’s stockholders approved the 2010 Equity Incentive Plan (2010 Plan), and as a result the Amended 2000 Plan was automatically terminated. No future grants of awards will be made under the Amended 2000 Plan, although the Amended 2000 Plan will continue to govern prior awards granted hereunder, until all such awards granted have been exercised, forfeited, canceled, expired or otherwise terminated in accordance with the terms of such grants.  The 2010 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the 2010 Plan, 4,000,000 shares are reserved for issuance and there will be an annual increase in the share reserve of 500,000 on January 1 of each year. The 2010 Plan provides for annual option grants or other awards to our non-employee directors to acquire up to 40,000 shares and for a one-time grant of an option or other award to a non-employee director to acquire up to 120,000 shares upon his or her initial appointment or election to our board.

The term of options granted under the 2010 Plan may not exceed ten years. The term of all incentive stock options granted to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years.

The exercise price of stock options granted under the 2010 Plan must be at least equal to the fair market value of the shares on the date of grant.  Generally, options granted under the 2010 Plan will vest over a four-year period and be exercisable for a maximum period of six years after the date of grant.  In addition, the 2010 Plan provides for automatic acceleration of vesting for options granted to non-employee directors upon a change of control of the Company.  No options were granted under the 2010 Plan as of June 30, 2010.

The Company also has awarded shares to new employees outside the Amended 2000 Plan and may continue to do so outside the 2010 Plan as a material inducement to the acceptance of employment with the Company. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer, as determined under the Marketplace Rules of the Nasdaq Stock Market.

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2009	5,295	$2.81
Exercised	(47)	$1.55
Balance at March 31, 2010	5,248	$2.80
Exercised	(29)	$1.54
Balance at June 30, 2010	5,219	$2.81

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants, excluding restricted stock award and restricted stock unit activity, as of June 30, 2010 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.50 - $2.50	4,855	4.93	$1.71	$13,179	1,186	5.01	$1.70	$3,231
$2.51 - $5.00	3,263	5.16	$4.09	1,332	1,185	4.52	$4.04	489
$5.01 - $7.50	1,961	5.27	$5.83	—	1,573	5.15	$5.89	—
$7.51 - $15.00	901	2.33	$8.96	—	814	2.27	$9.03	—
	10,980	4.84	$3.75	$14,511	4,758	4.46	$4.92	$3,720

As of June 30, 2010, the Company had 9,703,259 shares, excluding restricted stock units, fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 4.80 years, weighted average exercise price of $3.87 and aggregate intrinsic value of $12.3 million.

The total fair value of shares, excluding restricted stock units, vested during the six months ended June 30, 2010 and 2009 calculated using the Black-Scholes valuation method was $0.7 million and $0.9 million, respectively. The total intrinsic value of employee stock options exercised during the six months ended June 30, 2010 and 2009 was $1.2 million and $0, respectively.

Options to purchase 4.8 million and 4.0 million shares were exercisable at June 30, 2010 and 2009, respectively.

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009.  As of June 30, 2010, there have been no material changes to our significant accounting policies and estimates.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance for revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance. Under this guidance, when vendor-specific objective evidence or third- party evidence for deliverables in such an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Additionally in October 2009, the FASB issued guidance modifying its earlier software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The guidance for both topics will apply to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of the guidance will have on our consolidated financial statements.

Results of Operations

Revenue.

The table below sets forth data concerning licensing revenue for the three and six months ended June 30, 2010 and 2009:

	June 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Licensing — three months ended	$2,019	$306	$1,713	560%
Percentage of total net revenue	47%	15%
Licensing — six months ended	$3,566	$830	$2,736	330%
Percentage of total net revenue	46%	18%

Licensing revenue increased for the three and six months ended June 30, 2010, compared with the same periods of 2009, primarily due to a technology agreement signed in the second quarter of 2010 with a major Japanese IDM customer, which will generate revenue through the remainder of 2010 as we complete the engineering services, as well as new agreements requiring customization which were executed in the fourth quarter of 2009.  These license agreements which were executed late in the fourth quarter of 2009 required customization and in some cases performance requirements.  Therefore, we began recognizing revenue in the first quarter of 2010 in accordance with our revenue recognition accounting policies.

The table below sets forth data concerning royalty revenue for the three and six months ended June 30, 2010 and 2009:

	June 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Royalty — three months ended	$2,250	$1,675	$575	34%
Percentage of total net revenue	53%	85%
Royalty — six months ended	$4,253	$3,717	$536	14%
Percentage of total net revenue	54%	82%

Royalty revenue increased for the three and six months ended June 30, 2010, compared with the same period of 2009, primarily due to an increase in royalties received from a major foundry partner and a fabless semiconductor company, partially offset by a decrease in shipments from an IDM licensee whose product is used in the Nintendo Wii® game console.

Cost of Net Revenue and Gross Profit.

The table below sets forth data concerning cost of net revenue for the three and six months ended June 30, 2010 and 2009:

	June 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Cost of net revenue — three months ended	$541	$274	$267	97%
Percentage of total net revenue	13%	14%
Cost of net revenue — six months ended	$1,323	$597	$726	122%
Percentage of total net revenue	17%	13%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

Cost of net revenue remained relatively constant as a percentage of net revenue, but increased in absolute dollars for the three and six months ended June 30, 2010, compared with the same periods of 2009, primarily due to an increase in licensing contracts requiring significant engineering services, partially offset by a deferral of costs related to an agreement with a customer which includes acceptance milestones. Deferred costs for this agreement are capitalized and recorded as a current asset on the condensed balance sheet and are expensed as the related revenues are earned. Cost of net revenue included stock-based compensation expense of $88,000 and $38,000 for the three months ended June 30, 2010 and 2009, respectively, and $170,000 and $73,000 for the six months ended June 30, 2010 and 2009, respectively.

Gross profit increased to $3.7 million and $6.5 million for the three and six months ended June 30, 2010, respectively, from $1.7 million and $4.0 million, respectively, from the year ago periods mainly due to the increase in our license revenue.  Gross margin percentage increased to 87% for the three months ended June 30, 2010 compared with 86% for the year ago period primarily due to an increase in licensing revenue.  Gross margin percentage decreased to 83% for the six months ended June 30, 2010 compared with 87% for the year ago period primarily due to an increase in licensing contracts requiring more customization and engineering services.

Research and Development.

The table below sets forth data concerning research and development expenses for the three and six months ended June 30, 2010 and 2009:

	June 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Research and development — three months ended	$6,704	$4,057	$2,647	65%
Percentage of total net revenue	157%	205%
Research and development — six months ended	$12,677	$7,945	$4,732	60%
Percentage of total net revenue	162%	175%

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

The $2.6 million increase for the three months ended June 30, 2010, compared with the same period a year ago, was primarily due to the following:

•      $1.0 million increase related to operations acquired from Prism Circuits and our expanded engineering team working on our Bandwidth Engine product;

•      $0.6 million increase in amortization of acquired intangible assets;

•      $0.6 million increase in consulting and other third-party IC development costs;

•      $0.4 million increase in software tool costs; and

•      $0.5 million increase in other individually minor items.

This increase was offset by a $0.5 million increase in allocation to cost of sales, including deferred project costs.

Research and development expenses included stock-based compensation expense of $0.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively.

The $4.7 million increase for the six months ended June 30, 2010, compared with the same period a year ago, was primarily due to the following:

•      $2.0 million increase related to operations acquired from Prism Circuits and our expanded engineering team working on our Bandwidth Engine product;

•      $1.3 million increase in amortization of acquired intangible assets;

•      $0.8 million increase in consulting expense and other third-party IC development costs;

•      $0.7 million increase related to acquisition-related contingent compensation charges;

•      $0.6 million increase in software tool costs;

•      $0.2 million increase in stock-based compensation expense; and

•      $0.4 million increase in other individually minor items.

This increase was offset by a $0.9 million increase in allocation to cost of sales, including deferred project costs, and a $0.4 million savings from the exit of the analog/mixed-signal product lines.

Research and development expenses included stock-based compensation expense of $0.7 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.

We expect that research and development expenses will increase in absolute dollars as we invest in new product development for the development of our Bandwidth Engine IC.

Selling, General and Administrative.

The table below sets forth data concerning selling, general and administrative, or SG&A, expenses for the three and six months ended June 30, 2010 and 2009:

	June 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
SG&A — three months ended	$2,508	$2,388	$120	5%
Percentage of total net revenue	59%	121%
SG&A — six months ended	$5,106	$4,873	$233	5%
Percentage of total net revenue	65%	107%

SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, application engineering, finance, human resources and general management.

SG&A expense increased slightly for the three months ended June 30, 2010, compared with the same period of 2009, primarily due an increase in personnel-related costs, primarily due to higher headcount, partially offset a decrease in acquisition-related professional service costs.

Selling, general and administrative expenses included stock-based compensation expense of $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively.

The $0.2 million increase for the six months ended June 30, 2010, compared with the same period a year ago, was primarily due an increase in personnel-related costs, primarily due to higher headcount and marketing activities, partially offset by a decrease in acquisition-related professional service costs.

SG&A expenses included stock-based compensation expense of $0.6 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively. We expect total selling, general and administrative expenses to increase in absolute dollars due to an increase in sales and field applications personnel and related costs, higher legal costs related to patent and trademark activity and marketing efforts related to the expected introduction of the Bandwidth Engine IC in late 2010.

Other Income, net.

The table below sets forth data concerning other income, net, for the three and six months ended June 30, 2010 and 2009:

	June 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Other income, net — three months ended	$83	$151	$(68)	(45)%
Percentage of total net revenue	2%	8%
Other income, net — six months ended	$192	$354	$(162)	(46)%
Percentage of total net revenue	2%	8%

Other income, net primarily consisted of interest income on our investments.  Interest income declined for the three and six months ended June 30, 2010 due to lower interest rates earned on lower average investment balances than during the comparable periods in 2009.

Provision for Income Taxes.

The table below sets forth data concerning the provision for income taxes for the three and six months ended June 30, 2010 and 2009:

	June 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Income tax provision — three months ended	$(26)	$(26)	$—	—
Percentage of total net revenue	1%	1%
Income tax provision — six months ended	$(58)	$(33)	$(25)	76%
Percentage of total net revenue	1%	1%

Our income tax provisions were primarily attributable to foreign jurisdictions.

The provisions for the three and six months ended June 30, 2010 were primarily attributable to taxes for our foreign subsidiaries and branches and minimum U.S. state income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2010, we had cash, cash equivalents and long and short-term investments of $31.2 million and had total working capital of $14.0 million. Our primary capital requirements are for working capital needs, including contractual obligations relating to completed acquisitions.  As of June 30, 2010 we had accrued $7.5 million of liability in accrued acquisition-related earn-out, of which $6.5 million of cash was paid in July 2010 in connection with the earn-out obligations arising from the Prism Circuits acquisition.  The remaining $1.0 million earn-out accrual, plus a $0.5 million long-term liability relate to the earn-out consideration and indemnification holdback from the MagnaLynx acquisition, which is expected to be paid out in 2011.

Net cash used in operating activities was $6.8 million for the first six months of 2010 and was primarily attributable to our net loss of $11.2 million, partially offset by non-cash charges, including stock-based compensation expense of $1.5 million, and depreciation and amortization expense of $2.0 million.

Net cash used in operating activities was $7.6 million for the first six months of 2009 and was primarily attributable to our net loss of $9.3 million, net of the acquisition of Prism Circuits, offset by non-cash charges, including stock-based compensation expense of $1.3 million, depreciation and amortization of $0.5 million and a non-cash restructuring charge of $0.1 million.

In the first six months of 2010, we invested $3.4 million of net cash in the acquisition of MagnaLynx in March 2010 and $0.5 million for purchases of fixed assets.  During the same period of 2009 we invested $13.6 million of net cash in the acquisition of Prism Circuits in June 2009 and $0.3 million for purchases of fixed assets.

Net cash provided by financing activities was $1.4 million for the first six months of 2010 primarily due to proceeds received from the exercise of employee stock options.

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

•                  fabrication costs, including mask costs, and the development costs of our Bandwidth Engine ICs and related new technologies;

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

Although we expect our cash expenditures to continue to exceed receipts in 2010, as we continue to expand research and development efforts for our 1T-SRAM, I/O and 1T-Flash technologies and the newly introduced Bandwidth Engine IC product line, we expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for at least the next 12 months. We cannot be certain, however, that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we may need to raise additional funding through public or private financings. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Contractual Obligations

The impact that our contractual obligations as of June 30, 2010 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating Leases	$722	$215	$288	$219
Purchase Commitments	3,603	1,648	1,955	—
Capital Lease	205	95	110	—
	$4,530	$1,958	$2,353	$219

As of June 30, 2010, we had purchase commitments of $3.6 million for licenses related to computer-aided design tools payable through January 2013, and a $0.2 million capital lease obligation for testing equipment.  Total contractual obligations increased $0.8 million at June 30, 2010 from $3.7 million at December 31, 2009 primarily due to additional computer-aided design tools that were purchased to support the Bandwidth Engine product design efforts.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, auction rate securities, corporate debt, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $30.1 million as of June 30, 2010 and earned an average annual interest rate of approximately 1.2% during the first half of 2010, are subject to interest rate and credit risks. Shifts in yield curves of both +/- 0.5% would not result in material changes to the fair value of our investments. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first six months of 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended June 30, 2010, three customers represented 24%, 20% and 15% of total revenue. For the six months ended June 30, 2010, three customers represented 20%, 19% and 16% of total revenue.   For the three months ended June 30, 2009, two customers represented 57% and 11% of total revenue, respectively. For the six months ended June 30, 2009, one customer represented 53% of total revenue. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in the three and six months ended June 30, 2010 and 2009 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 21% and 20% of total revenue for the three and six months ended June 30, 2010, respectively, and 49% and 44% for the three and six months ended June 30, 2009, respectively.  This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of June 30, 2010, three customers represented 84% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOSYS, INC.

Dated: August 13, 2010	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

Dated: August 13, 2010	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification