Form 10-Q
period 2010-09-30
MoSys, Inc.
filed 2010-11-03
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-32929

MOSYS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0291941
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification Number)

3301 Olcott Street

Santa Clara, California, 95054

(Address of principal executive office and zip code)

(408) 418-7500

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

As of October 29, 2010, 32,116,539 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$5,890	$7,123
Short-term investments	10,893	24,215
Accounts receivable, net	807	739
Unbilled contracts receivable	194	1,022
Prepaid expenses and other assets	2,392	3,235
Total current assets	20,176	36,334

Long-term investments	5,556	9,098
Property and equipment, net	2,158	1,561
Goodwill	23,134	22,787
Intangible assets, net	6,909	4,616
Other assets	1,128	1,147
Total assets	$59,061	$75,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,126	$514
Accrued expenses and other liabilities	2,189	1,750
Accrued acquisition-related expenses	1,500	5,659
Accrued restructuring liabilities	19	112
Deferred revenue	1,727	2,671
Total current liabilities	7,561	10,706

Long-term liabilities	75	136

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 32,063 shares and 31,224 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	321	312
Additional paid-in capital	122,028	117,941
Accumulated other comprehensive income	20	41
Accumulated deficit	(70,944)	(53,593)
Total stockholders’ equity	51,425	64,701
Total liabilities and stockholders’ equity	$59,061	$75,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue
Licensing	$1,494	$1,332	$5,060	$2,162
Royalty	2,282	2,036	6,535	5,753
Total net revenue	3,776	3,368	11,595	7,915

Cost of net revenue
Licensing	735	675	2,058	1,272
Total cost of net revenue	735	675	2,058	1,272

Gross profit	3,041	2,693	9,537	6,643

Operating expenses
Research and development	6,779	5,672	19,456	13,617
Selling, general and administrative	2,435	2,113	7,541	6,986
Restructuring charges	—	—	—	706
Total operating expenses	9,214	7,785	26,997	21,309

Loss from operations	(6,173)	(5,092)	(17,460)	(14,666)
Other income, net	8	139	200	493

Loss before income tax provision	(6,165)	(4,953)	(17,260)	(14,173)
Income tax provision	(33)	(3)	(91)	(36)

Net loss	$(6,198)	$(4,956)	$(17,351)	$(14,209)

Net loss per share
Basic and diluted	$(0.19)	$(0.16)	$(0.55)	$(0.45)
Shares used in computing net loss per share
Basic and diluted	31,946	31,205	31,616	31,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(17,351)	$(14,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740	581
Stock-based compensation	2,296	2,108
Amortization of intangible assets	2,147	820
Non-cash restructuring charges	—	122
Provision for doubtful accounts	—	47
Other non-cash items	48	(22)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	(54)	183
Unbilled contracts receivable	1,063	1,860
Prepaid expenses and other assets	1,043	555
Deferred revenue	(1,101)	(1,353)
Accounts payable	1,352	101
Accrued expenses and other liabilities	(670)	232
Accrued restructuring liabilities	(93)	(805)
Net cash used in operating activities	(10,580)	(9,780)

Cash flows from investing activities:
Purchases of property and equipment	(1,274)	(850)
Net cash paid for purchases of businesses	(7,936)	(13,563)
Proceeds from sales and maturities of marketable securities	49,786	38,101
Purchases of marketable securities	(32,968)	(22,717)
Net cash provided by investing activities	7,608	971

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	1,800	28
Payments on capital lease obligations	(61)	—
Repurchase of common stock	—	(937)
Net cash provided by (used in) financing activities	1,739	(909)

Net decrease in cash and cash equivalents	(1,233)	(9,718)

Cash and cash equivalents at beginning of period	7,123	17,515
Cash and cash equivalents at end of period	$5,890	$7,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc., (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company designs, develops, markets and licenses high performance semiconductor memory and high-speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. In February 2010, the Company announced the commencement of a new product initiative to develop a family of IC products under the “Bandwidth Engine” product name.  The Bandwidth Engine will combine the Company’s high-density embedded memory with its high-speed 10 Gigabits per second interface (I/O) technology and will initially be marketed to networking systems companies.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K and 10-K/A filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period.

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

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method (see Note 2).

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

For license agreements that include deliverables requiring significant production, modification or customization, and where the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimating the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees’ designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income or loss in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined to be likely. For the three and nine months ended September 30, 2010 and 2009, no loss accruals were recorded. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

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

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Carrying Value

Balance as of December 31, 2009 (1)	$22,787
Goodwill recorded in connection with the acquisition of MagnaLynx, Inc. (see Note 4)	347
Balance as of September 30, 2010	$23,134

(1)   The balance as of December 31, 2009, as previously reported in the Company’s 2009 annual report on Form 10-K, has been adjusted to reflect a $0.2 million decrease in the fair value of the contractual obligation assumed as part of the acquisition of Prism Circuits, Inc.  A corresponding adjustment of $0.2 million was made to the balance of deferred revenue. This adjustment had no effect on net loss previously reported.

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to business combinations were as follows (dollar amounts in thousands):

	September 30, 2010
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$2,566	$6,674
Customer relationships	3	390	172	218
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	123	17
Total		$10,520	$3,611	$6,909

	December 31, 2009
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3	$4,800	$910	$3,890
Customer relationships	3	390	74	316
Contract backlog	1	750	427	323
Non-compete agreements	1.5	140	53	87
Total		$6,080	$1,464	$4,616

The related amortization expense was $0.7 million and $2.1 million for the three and nine months ended September 30, 2010, respectively. The amortization expense was $0.6 million and $0.8 million for the three and nine months ended September 30, 2009, respectively. Amortization expense has been included in research and development expense in the condensed consolidated statements of operations.  The estimated aggregate amortization expense to be recognized in future years is approximately $0.7 million for the remainder of 2010, $2.6 million for 2011, $1.6 million for 2012, $0.9 million for 2013, $0.9 million for 2014, and $0.2 million for 2015.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. As of September 30, 2010 and 2009, stock awards for approximately 10,699,000 and 10,271,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive loss for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(6,198)	$(4,956)	$(17,351)	$(14,209)
Change in net unrealized losses (gains) on available-for-sale securities	14	(87)	(21)	(157)
Comprehensive loss	$(6,184)	$(5,043)	$(17,372)	$(14,366)

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

Note 2. Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding, excluding auction-rate securities of $7.9 million as of December 31, 2009 and a right from UBS Financial Services, Inc. (UBS), were as follows (in thousands):

	September 30, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$5,890	$—	$—	$5,890
Short-term investments:
U.S. government debt securities	$3,180	$3	$—	$3,183
Corporate notes and commercial paper	6,234	7	(1)	6,240
Certificates of deposit	1,470	—	—	1,470
Total short-term investments	$10,884	$10	$(1)	$10,893
Long-term investments:
U.S. government debt securities	$3,504	$—	$(1)	$3,503
Corporate notes	2,041	12	—	2,053
Total long-term investments	$5,545	$12	$(1)	$5,556

	December 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$7,123	$—	$—	$7,123
Short-term investments:
U.S. government debt securities	$6,025	$39	$—	$6,064
Corporate notes and commercial paper	5,814	19	—	5,833
Certificates of deposit	4,407	—	(8)	4,399
Total short-term investments	$16,246	$58	$(8)	$16,296
Long-term investments:
U.S. government debt securities	$8,100	$7	$(16)	$8,091
Corporate notes	1,007	—	—	1,007
Total long-term investments	$9,107	$7	$(16)	$9,098

As of September, 30, 2010 and December 31, 2009, all of the available-for-sale securities with unrealized losses have been in a loss position for less than 12 months.  Total fair value of available-for-sale securities with unrealized losses was $5.7 million at September 30, 2010.

Cost and fair value of investments, excluding auction-rate securities, based on two maturity groups were as follows (in thousands):

	September 30, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$10,884	$10	$(1)	$10,893
Due in 1-2 years	5,545	12	(1)	5,556
Total	$16,429	$22	$(2)	$16,449

	December 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$16,246	$58	$(8)	$16,296
Due in 1-2 years	9,107	7	(16)	9,098
Total	$25,353	$65	$(24)	$25,394

The Company used the concepts of fair value based on estimated discounted future cash flows to value its auction-rate securities that included the following significant inputs and considerations:

•                  projected interest income and principal payments through the expected holding period;

•                  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities during the period, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                  no default or collateral value risk adjustments were considered for the discount rate, because most of the issuers were AAA-rated by nationally recognized rating agencies, and the auction-rate securities were collateralized by student loans, the repayments of which were substantially guaranteed by the U.S. Department of Education.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and for an acquisition-related earn-out liability as of September 30, 2010 (in thousands):

	September 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,523	$3,523	$—	$—
Certificates of deposit	1,470	—	1,470	—
U.S. government debt securities	6,686	—	6,686	—
Corporate notes and commercial paper	9,833	—	9,833	—
Total assets	$21,512	$3,523	$17,989	$—
Acquisition-related earn-out	$1,000	$—	$—	$1,000
Total liabilities	$1,000	$—	$—	$1,000

There were no transfers in or out of Level 1 and Level 2 securities during the three and nine months ended September 30, 2010.

The following table provides a summary of changes in fair value of the Company’s financial assets measured at fair value using significant unobservable inputs (Level 3) for the period ended September 30, 2010 (in thousands):

Fair Value
Balance at December 31, 2009	$9,045
Sale of Level 3 securities	(2,350)
Realized loss on right from UBS included in earnings	(358)
Realized gain on auction-rate securities included in earnings	358
Balance at March 31, 2010	6,695
Sale of Level 3 securities	(3,350)
Realized loss on right from UBS included in earnings	(376)
Realized gain on auction-rate securities included in earnings	376
Balance at June 30, 2010	3,350
Sale of Level 3 securities	(3,350)
Balance at September 30, 2010	$—

On July 1, 2010, UBS purchased the auction-rate securities from the Company at par value, resulting in no realized gains and losses.

The following table provides a summary of changes in fair value of the acquisition-related earn-out liability measured at fair value using significant unobservable inputs (Level 3) for the period ended September 30, 2010 (in thousands):

Fair Value
Balance at December 31, 2009	$4,550
Issuance of earn-out (see Note 4)	1,000
Balance at June 30, 2010	5,550
Payment of earn-out	(4,550)
Balance at September 30, 2010	$1,000

Note 3.          Revision of Prior Period Financial Statements

In the fourth quarter of 2009, the Company identified a calculation error in the third-party software it uses for stock administration. The calculation errors resulted in an understatement of previously reported non-cash stock-based compensation expense and changed the timing of stock-based compensation expense. The effect of this error on the Company’s net loss was determined to be immaterial to previously reported annual and quarterly financial results. The Company retroactively corrected the impact of the calculation error on the condensed consolidated financial statements for the three and nine months ended September 30, 2009. The revision had no impact on the Company’s total cash flows for the nine months ended September 30, 2009.

The line items within the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 that were impacted by the revision are set forth below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009		September 30, 2009
	As Reported	As Revised	As Reported	As Revised
Condensed Consolidated Statements of Operations:
Cost of net revenue	$682	$675	$1,278	$1,272
Gross profit	2,686	2,693	6,637	6,643
Research and development	5,668	5,672	13,569	13,617
Selling, general and administrative	2,202	2,113	7,080	6,986
Total operating expenses	7,870	7,785	21,355	21,309
Loss from operations	(5,184)	(5,092)	(14,718)	(14,666)
Loss before income tax provision	(5,045)	(4,953)	(14,225)	(14,173)
Net loss	(5,048)	(4,956)	(14,261)	(14,209)

Note 4.          Acquisitions

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

The Company recorded a total acquisition price as follows (in thousands):

Cash	$3,355
Acquisition-related earn-out	1,000
Indemnification holdback	500
Liabilities assumed by MoSys	32
Total acquisition price	$4,887

The allocation of the acquisition price for net tangible and intangible assets was as follows (in thousands):

Net tangible assets	$100
Intangible asset - developed technology	4,440
Goodwill (1)	347
Total acquisition price	$4,887

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

Under the terms of the acquisition agreement, the Company paid Prism Circuits $15.0 million in cash at closing (offset by approximately $1.4 million of cash acquired), assumed certain liabilities of Prism Circuits as consideration for the acquired assets and paid an additional $6.5 million of cash (the earn-out payment) in July 2010 in satisfaction of a contractual earn-out commitment, as a result of the Company meeting certain objectives relating to the Prism Circuits business during the twelve-month period following the acquisition. In addition, the Company granted options to purchase 3,621,724 shares of the Company’s common stock to the newly hired Prism Circuits employees as inducements material to employment in accordance with the terms of the acquisition agreement. The majority of these options are vesting on a straight-line basis over 48 months subject to continued employment requirements.

Because the acquisition agreement provided that 30% of the earn-out payment could be earned by the shareholders of Prism Circuits based on the Company’s future employment of individuals, the amount allocated to this objective, or $1.95 million, was not considered to be a component of the acquisition price and was recognized as compensation expense and accrued on a straight-line basis over the one-year period subsequent to the acquisition. For the nine months ended September 30, 2010, the Company recorded $0.8 million of expense and liability for the retention objective.  No expense was recorded for the three months ended September 30, 2010.  The remaining portion of the earn-out payment, or $4.55 million, was included in the acquisition price because the Company expected that it was more likely than not that the objectives related to this earn-out payment would be met.

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

Note 5. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2010 or 2009 related to these indemnifications.

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

Note 6. Restructuring Charge and Accruals

The restructuring accrual includes costs incurred in 2009 in connection with the Company’s exit from the leased facility occupied by Prism Circuits in Santa Clara, California, as well as costs related to closing its China office.  The Company does not expect to incur additional restructuring charges related to these restructuring activities. The remaining cash expenditures are expected to be paid by December 31, 2010.

Restructuring activity for the nine months ended September 30, 2010 was as follows (in thousands):

Total
Balance at December 31, 2009	$112
Cash payments	(39)
Balance at March 31, 2010	73
Cash payments	(33)
Balance at June 30, 2010	40
Cash payments	(21)
Balance at September 30, 2010	$19

Note 7. Business Segments and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

The Company recognized revenue from licensing of its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Japan	$1,394	$2,260	$4,900	$5,327
United States	1,519	784	4,529	1,747
Taiwan	760	300	2,042	669
Asia	103	24	124	148
Europe	—	—	—	24
Total	$3,776	$3,368	$11,595	$7,915

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Customer A	23%	41%	21%	48%
Customer B	20%	8%	17%	10%
Customer C	13%	—	5%	—
Customer D	4%	22%	2%	9%
Customer E	—	13%	—	5%

Five customers accounted for 88% of net accounts receivable at September 30, 2010. Four customers accounted for 97% of net accounts receivable at December 31, 2009.

Note 8. Income Tax Provision

The Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized.  The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is not currently undergoing any examination of its income tax returns.  The 2005 through 2009 tax years generally remain subject to examination by federal, state, and foreign tax authorities.  As of September 30, 2010, the Company did not have any unrecognized tax benefits and did not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the three and nine months ended September 30, 2010 and 2009, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Note 9. Stock-Based Compensation

The Company recorded $0.8 million of stock-based compensation expense for each of the three months ended September 30, 2010 and 2009. The Company recorded $2.3 million and $2.1 million of stock-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively. The expense relating to stock-based awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of September 30, 2010 was $5.6 million and is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and nine months ended September 30, 2010 and 2009, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions and Expense Information

The fair value of the Company’s share-based payment awards for the three and nine months ended September 30, 2010 and 2009 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee stock options:
Risk-free interest rate	1.3% – 1.4%	1.9% – 2.1%	1.3% – 2.1%	1.2% – 2.1%
Volatility	63.4% – 63.5%	59.0% – 61.8%	63.0% – 72.7%	55.7% – 61.8%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	0%	0%	0%	0%

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

A summary of the option and restricted stock unit activity under the Company’s 1996 Stock Plan (1996 Plan), Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and 2010 Equity Incentive Plan (2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2009	1,875	5,450	$4.37
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(329)	329	$4.18
Options canceled	294	(294)	$5.34
Options exercised	—	(12)	$3.47
Balance at March 31, 2010	2,340	5,473	$4.33
Options granted	(1,011)	1,011	$4.56
Options canceled	193	(193)	$2.73
Options exercised	—	(530)	$2.48
Options expired	(20)	—	—
Plan termination	(1,502)	—	—
Balance at June 30, 2010	—	5,761	$4.59
Additional authorized under the 2010 Plan	4,000	—	—
Options granted	(100)	100	$4.28
Options canceled and expired	—	(122)	$2.82
Options exercised	—	(12)	$2.55
Balance at September 30, 2010	3,900	5,727	$4.63

A summary of restricted stock award and restricted stock unit activity for grants outside of the Plans is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2009	46	$1.60
Vested	(15)	$1.60
Non-vested shares at September 30, 2010	31	$1.60

In April 2010, the Board of Directors of the Company approved the modification of an option previously granted to the Chief Executive Officer to purchase 450,000 shares of common stock to allow him to exercise the option prior to vesting, subject to a right of repurchase by the Company for any shares that subsequently failed to vest in accordance with the terms of a restricted stock purchase agreement. In April 2010, the Chief Executive Officer exercised the option and acquired 337,500 shares that vest over the next 18 months. The modification did not result in any incremental expense to the option. At September 30, 2010, 243,750 shares remain unvested.

On June 30, 2010, the Company’s stockholders approved the 2010 Plan, and as a result the Amended 2000 Plan was automatically terminated. No future grants of awards will be made under the Amended 2000 Plan, although the Amended 2000 Plan will continue to govern prior awards granted under that plan, until all such awards granted have been exercised, forfeited, canceled, expired or otherwise terminated in accordance with the terms of such grants.  The 2010 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the 2010 Plan, 4,000,000 shares were initially reserved for issuance and there will be an automatic annual increase in the share reserve of 500,000 on January 1 of each year. The 2010 Plan provides for annual option grants or other awards to our non-employee directors to acquire up to 40,000 shares and for a one-time grant of an option or other award to a non-employee director to acquire up to 120,000 shares upon his or her initial appointment or election to our board.

The term of options granted under the 2010 Plan may not exceed ten years. The term of all incentive stock options granted to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years.

The exercise price of stock options granted under the 2010 Plan must be at least equal to the fair market value of the shares on the date of grant.  Generally, options granted under the 2010 Plan will vest over a four-year period and will have a six-year term.  In addition, the 2010 Plan provides for automatic acceleration of vesting for options granted to non-employee directors upon a change of control of the Company.

The Company also has awarded shares to new employees outside the Plans and may continue to do so outside the 2010 Plan, as a material inducement to the acceptance of employment with the Company. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer, as determined under the Marketplace Rules of the Nasdaq Stock Market.

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2009	5,295	$2.81
Exercised	(47)	$1.55
Balance at March 31, 2010	5,248	$2.80
Exercised	(29)	$1.54
Balance at June 30, 2010	5,219	$2.81
Cancelled	(82)	$1.55
Exercised	(196)	$1.55
Balance at September 30, 2010	4,941	$2.88

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants, excluding restricted stock award and restricted stock unit activity, as of September 30, 2010 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.50 - $2.50	4,523	4.73	$1.71	$14,325	1,316	4.74	$1.72	$4,158
$2.51 - $5.00	3,286	4.77	$4.11	2,528	1,310	4.36	$4.05	1,090
$5.01 - $7.50	1,961	5.01	$5.83	—	1,584	4.89	$5.89	—
$7.51 - $15.00	898	2.08	$8.97	—	837	2.04	$9.02	—
	10,668	4.57	$3.82	$16,853	5,047	4.24	$4.84	$5,248

As of September 30, 2010, the Company had 9,594,021 shares, excluding restricted stock units, fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 4.5 years, weighted average exercise price of $3.94 and aggregate intrinsic value of $14.6 million.

The total fair value of shares, excluding restricted stock units, vested during the nine months ended September 30, 2010 and 2009 calculated using the Black-Scholes valuation method was $1.3 million and $1.1 million, respectively. The total intrinsic value of employee stock options exercised during the nine months ended September 30, 2010 and 2009 was $1.8 million and $17,000, respectively.

Options to purchase 5.0 million and 4.3 million shares were exercisable at September 30, 2010 and 2009, respectively.

Note 10. Related Party

In July 2010, the Company entered into a lease agreement with Mission West Properties, L.P.I. (the “Lessor”) to lease approximately 47,000 square feet for its corporate headquarters in Santa Clara, California.  The lease term is 120 months. The Company has an option to extend the lease for two additional five-year periods at 95% of the then fair market monthly rent rate.  After the first two years of the lease, the Company may terminate the lease early in the event that it has signed a lease to move into a facility that is also owned by the Lessor or one of its affiliates and is at least 20% larger.  The Company may also terminate the lease at the end of 60 or 90 months if the Company has sold all or substantially all of its assets to an independent buyer or if the Lessor cannot accommodate the Company’s future expansion requirements, provided that the Company pays the Lessor an amount equal to the outstanding unamortized balance of the initial improvements. The chief executive officer and chairman of the board of the Lessor is Carl E. Berg.  Mr. Berg is a director of the Company and a member of the Company’s Compensation and Audit Committees.  Mr. Berg beneficially owns approximately 5% of the Company’s common stock, and his daughter’s trust beneficially owns approximately 7% of the Company’s common stock.

A related party to one of the Company’s executive officers performed construction work at its corporate headquarters.  The construction work was completed at a cost of approximately $7,000, which was paid in the third quarter of 2010.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date the preparation of these unaudited condensed consolidated financial statements are complete and did not identify any material recognizable subsequent events.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, and expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in Risk Factors and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

In February 2010, we announced the commencement of a new product initiative to develop a family of IC products under the “Bandwidth Engine” product name.  The Bandwidth Engine will combine our 1T-SRAM high-density embedded memory with our high-speed 10 Gigabits per second, or Gbps, serial communication I/O technology and will initially be marketed to networking systems companies.  The Bandwidth Engine is being designed to increase system performance by using a serial I/O to increase the accesses per second between the processor and memory component in networking systems.

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009.  As of September 30, 2010, there have been no material changes to our significant accounting policies and estimates.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance for revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance. Under this guidance, when vendor-specific objective evidence or third- party evidence for deliverables in such an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Additionally, in October 2009, the FASB issued guidance modifying its earlier software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The guidance for both topics will apply to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of the guidance will have on our consolidated financial statements.

Results of Operations

Revenue.

The table below sets forth data concerning licensing revenue for the three and nine months ended September 30, 2010 and 2009:

	September 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Licensing — three months ended	$1,494	$1,332	$162	12%
Percentage of total net revenue	40%	40%
Licensing — nine months ended	$5,060	$2,162	$2,898	134%
Percentage of total net revenue	44%	27%

Licensing revenue increased for the three and nine months ended September 30, 2010, compared with the same periods of 2009, primarily due to an increase in the number and value of license agreements executed in the fourth quarter of 2009 and the first nine months of 2010.

The table below sets forth data concerning royalty revenue for the three and nine months ended September 30, 2010 and 2009:

	September 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Royalty — three months ended	$2,282	$2,036	$246	12%
Percentage of total net revenue	60%	60%
Royalty — nine months ended	$6,535	$5,753	$782	14%
Percentage of total net revenue	56%	73%

Royalty revenue increased for the three and nine months ended September 30, 2010, compared with the same period of 2009, primarily due to an increase in royalties received from a major foundry partner and a fabless semiconductor company resulting from higher manufacturing volumes, partially offset by a decrease in shipments from an IDM licensee whose product is used in the Nintendo Wii® game console.

Cost of Net Revenue and Gross Profit.

The table below sets forth data concerning cost of net revenue for the three and nine months ended September 30, 2010 and 2009:

	September 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Cost of net revenue — three months ended	$735	$675	$60	9%
Percentage of total net revenue	19%	20%
Cost of net revenue — nine months ended	$2,058	$1,272	$786	62%
Percentage of total net revenue	18%	16%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

Cost of net revenue increased for the three and nine months ended September 30, 2010 compared to the same periods of 2009 due to the increase in the number of licensing contracts requiring customizations. Cost of net revenue included stock-based compensation expense of $76,000 and $83,000 for the three months ended September 30, 2010 and 2009, respectively, and $0.2 million for each of the nine months ended September 30, 2010 and 2009.

Gross profit increased to $3.0 million and $9.5 million for the three and nine months ended September 30, 2010, respectively, from $2.7 million and $6.6 million, respectively, from the year ago periods mainly due to the increase in our license revenue.  Gross margin percentage increased slightly to 81% for the three months ended September 30, 2010 compared with 80% for the year ago period primarily due to an increase in licensing revenue.  Gross margin percentage decreased to 82% for the nine months ended September 30, 2010 compared with 84% for the year ago period primarily due to an increase in licensing contracts requiring more customization and engineering services, combined with a decrease in the portion of total net revenue represented by royalty revenue, which has gross margins of 100%.

Research and Development.

The table below sets forth data concerning research and development expenses for the three and nine months ended September 30, 2010 and 2009:

	September 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Research and development — three months ended	$6,779	$5,672	$1,107	20%
Percentage of total net revenue	180%	168%
Research and development — nine months ended	$19,456	$13,617	$5,839	43%
Percentage of total net revenue	168%	172%

Our research and development expenses include development and design of variations of our 1T-SRAM and I/O technologies for use in different manufacturing processes used by licensees, development of our 1T-Flash technology solution, costs related to the development of the Bandwidth Engine integrated circuit, and amortization of intangible assets. We expense research and development costs as they are incurred.

The $1.1 million increase for the three months ended September 30, 2010, compared with the same period a year ago, was primarily due to the following:

•                  $1.2 million mask cost incurred for the Bandwidth Engine product;

•                  $0.4 million increase in our expanded engineering team working on our I/O and Bandwidth Engine products;

•                  $0.3 million increase in software tool costs; and

•                  $0.1 million increase in stock-based compensation.

This increase was partially offset by a $0.5 million decrease in acquisition-related compensation costs and a $0.4 million increase in deferred project costs, which were recorded as a current asset on our condensed consolidated balance sheet as of September 30, 2010.

Research and development expenses included stock-based compensation expense of $0.4 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively.

The $5.8 million increase for the nine months ended September 30, 2010, compared with the same period a year ago, was primarily due to the following:

•                  $2.7 million increase in our expanded engineering team working on our I/O and Bandwidth Engine products;

•                  $1.3 million increase in amortization of acquired intangible assets;

•                  $1.2 million mask cost incurred for the Bandwidth Engine product;

•                  $0.7 million increase in consulting expense and other third-party IC development costs;

•                  $0.9 million increase in software tool costs; and

•                  $0.2 million increase in other individually minor items.

This increase was partially offset by a $0.3 million increase in allocation to cost of sales, including deferred project costs, which were recorded as a current asset on our condensed consolidated balance sheet as of September 30, 2010, and a $0.9 million savings from the exit of the analog/mixed-signal product lines.

Research and development expenses included stock-based compensation expense of $1.1 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively.

We expect that research and development expenses will increase in absolute dollars over the next year as we invest in new product development for the development of our Bandwidth Engine IC.

Selling, General and Administrative.

The table below sets forth data concerning selling, general and administrative, or SG&A, expenses for the three and nine months ended September 30, 2010 and 2009:

	September 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
SG&A — three months ended	$2,435	$2,113	$322	15%
Percentage of total net revenue	64%	63%
SG&A — nine months ended	$7,541	$6,986	$555	8%
Percentage of total net revenue	65%	88%

SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, application engineering, finance, human resources and general management.

SG&A expense increased for the three months ended September 30, 2010, compared with the same period of 2009, primarily due an increase in professional service costs, including legal and Sarbanes-Oxley (SOX) Section 404 compliance costs.

Selling, general and administrative expenses included stock-based compensation expense of $0.3 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively.

The $0.6 million increase for the nine months ended September 30, 2010, compared with the same period a year ago, was primarily due an increase in personnel-related costs, primarily due to higher headcount, higher professional service costs and marketing activities, partially offset by a decrease stock-based compensation expense.

SG&A expenses included stock-based compensation expense of $1.0 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. We expect total selling, general and administrative expenses to increase in absolute dollars due to an increase in sales and field applications personnel and related costs, higher legal costs related to patent and trademark activity and marketing efforts related to the expected introduction of the Bandwidth Engine IC in late 2010.

Other Income, net.

The table below sets forth data concerning other income, net, for the three and nine months ended September 30, 2010 and 2009:

	September 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Other income, net — three months ended	$8	$139	$(131)	(94)%
Percentage of total net revenue	—	4%
Other income, net — nine months ended	$200	$493	$(293)	(59)%
Percentage of total net revenue	2%	6%

Other income, net primarily consisted of interest income on our investments and other non-operating expenses.  Interest income declined for the three and nine months ended September 30, 2010 due to lower interest rates earned on lower average investment balances than during the comparable periods in 2009.

Income Tax Provision.

The table below sets forth data concerning the income tax provision for the three and nine months ended September 30, 2010 and 2009:

	September 30,		Change
	2010	2009	2009 to 2010
	(dollar amounts in thousands)
Income tax provision — three months ended	$(33)	$(3)	$(30)	1000%
Percentage of total net revenue	1%	—
Income tax provision — nine months ended	$(91)	$(36)	$(55)	153%
Percentage of total net revenue	1%	—

The provisions for the three and nine months ended September 30, 2010 were primarily attributable to taxes for our foreign subsidiaries and branches and minimum U.S. state income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2010, we had cash, cash equivalents and long and short-term investments of $22.3 million and had total working capital of $12.6 million. Our primary capital requirements are for working capital needs.  As of September 30, 2010 we had an accrual of $1.5 million for the earn-out and indemnification holdback resulting from the MagnaLynx acquisition, which is expected to be paid out in 2011.

Net cash used in operating activities was $10.6 million for the first nine months of 2010 and was primarily attributable to our net loss of $17.4 million, partially offset by non-cash charges, including stock-based compensation expense of $2.3 million, and depreciation and amortization expense of $2.9 million.

Net cash used in operating activities was $9.8 million for the first nine months of 2009 and was primarily attributable to our net loss of $14.2 million, partially offset by non-cash charges, including stock-based compensation expense of $2.1 million, depreciation and amortization of $1.4 million and a non-cash restructuring charge of $0.1 million.

In the first nine months of 2010, we invested $3.4 million of net cash for the acquisition of MagnaLynx in March 2010, paid out $4.6 million in acquisition-related earn-out obligations to Prism Circuits and purchased $1.3 million of fixed assets.  During the same period of 2009 we invested $13.6 million of net cash in the acquisition of Prism Circuits in June 2009 and $0.9 million for purchases of fixed assets.

Net cash provided by financing activities was $1.7 million for the first nine months of 2010 primarily due to proceeds received from the exercise of employee stock options.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

Although we expect our cash expenditures to continue to exceed receipts for the next 12 months, as we continue to expand research and development efforts for our 1T-SRAM, I/O and 1T-Flash technologies and the newly introduced Bandwidth Engine IC product line, we expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for at least the next 12 months. We cannot be certain, however, that we will not require additional financing at some point in time. Should our cash resources prove inadequate, we may need to raise additional funding through public or private financings. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Contractual Obligations

The impact that our contractual obligations as of September 30, 2010 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$7,339	$771	$1,541	$1,505	$3,522
Purchase Commitments	4,204	2,215	1,989	—	—
Capital Lease	365	186	179	—	—
	$11,908	$3,172	$3,709	$1,505	$3,522

As of September 30, 2010, we had purchase commitments of $4.2 million for licenses related to computer-aided design tools payable through January 2013, and a $0.4 million capital lease obligation for testing equipment.  In July 2010, we entered into a 10-year lease agreement for approximately 47,000 square feet with Mission West Properties, L.P.I (the “Lessor”) for our new corporate headquarters in Santa Clara, California. The lease term is 120 months.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $21.5 million as of September 30, 2010 and earned an average annual interest rate of approximately 1.0% during the nine months ended September 2010, are subject to interest rate and credit risks. Shifts in yield curves of both +/- 0.5% would not result in material changes to the fair value of our investments. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first nine months of 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended September 30, 2010, three customers represented 23%, 20% and 13% of total revenue. For the nine months ended September 30, 2010, two customers represented 21% and 17% of total revenue.   For the three months ended September 30, 2009, three customers represented 41%, 22% and 13% of total revenue, respectively. For the nine months ended September 30, 2009, two customers represented 48% and 10% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in the three and nine months ended September 30, 2010 and 2009 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 21% and 20% of total revenue for the three and nine months ended September 30, 2010, respectively, and 40% and 42% for the three and nine months ended September 30, 2009, respectively.  This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of September 30, 2010, five customers represented 88% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We intend to continue spending substantial amounts to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all.

If we were to raise additional capital through sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•                  develop or enhance our products;

•                  continue to expand our product development and sales and marketing organizations;

•                  acquire complementary technologies, products or businesses;

•                  expand operations, in the United States or internationally;

•                  hire, train and retain employees; or

•                  respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could seriously harm our ability to execute our business strategy and may force us to curtail our research and development plans or existing operations.

ITEM 5.  Other Information

On October 26, 2010, our board of directors authorized us to implement a stockholder rights plan as additional protection against an unsolicited, inadequate attempt to acquire control of MoSys.  As authorized by the board of directors, the new plan will be substantially similar to the stockholder rights plan that expired on October 11, 2010.  The new plan will “grandfather” certain existing stockholders by modifying the triggering beneficial ownership threshold to be 20% rather than 15%, will provide for an exercise price of $48.00 per right and will expire on the tenth anniversary of its effective date.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOSYS, INC.

Dated: November 3, 2010	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

Dated: November 3, 2010	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1               Rule 13a-14 certification

31.2               Rule 13a-14 certification

32.1               Section 1350 certification