Form 10-K
period 2010-12-31
MoSys, Inc.
filed 2011-03-15
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2010 or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32929

MOSYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0291941
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3301 Olcott Street
Santa Clara, California 95054
(Address of principal executive offices)

(408) 418-7500
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2010 was $130,546,349 based upon the last sale price reported for such date on the Global Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of March 1, 2011, 37,587,046 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2011 Annual Meeting of Stockholders to be held on or about June 7, 2011 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

        MoSys®, 1T-SRAM® and 1T-Flash® are registered trademarks of MoSys, Inc. The MoSys logo™, Bandwidth Engine™ and GigaChip™ are trademarks of MoSys, Inc.

Item 1.    Business

Company Overview

        MoSys, Inc. together with its subsidiaries ("MoSys", the "Company," "we" or "us") designs, develops, markets and licenses embedded memory intellectual property, or IP, used by the semiconductor industry and electronic product manufacturers. We have developed a patented semiconductor memory technology, called 1T-SRAM, which offers a combination of high density, low power consumption and high-speed at performance and cost levels that other available memory technologies do not match. We license this technology to companies that incorporate, or embed, memory on complex integrated circuits, or ICs, such as system-on-chips, or SoCs.

        We also design, develop, market and license high-speed parallel and serial interface, or I/O, IP used by the semiconductor industry and electronic product manufacturers. Interface IP includes physical layer, or PHY, circuitry that allows ICs to communicate with each other or to discrete memory devices in networking, storage, computer and consumer devices. We support serial I/O technologies such as 10G KR, XAUI, PCI Express and SATA, as well as parallel interfaces like DDR3.

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

        In February 2010, we announced a new product initiative to develop a family of integrated circuits products under the "Bandwidth Engine" product name. Our Bandwidth Engine family of ICs combines our 1T-SRAM high-density embedded memory with our high-speed 10 Gigabits per second (Gbps) serial I/O technology and is initially being marketed to networking systems companies and designers of advanced SoC designs. Bandwidth Engine ICs have been designed to increase system performance by using a serial I/O to increase the accesses per second between the processor and memory component in networking systems. During 2010, we invested a significant amount of our financial and engineering resources towards the development of our Bandwidth Engine IC, and we expect to continue to do so in 2011. We began shipping samples of our first Bandwidth Engine IC to prospective customers in December 2010. We do not expect to generate significant revenue from our Bandwidth Engine ICs until 2012 or later.

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

        To avoid the high cost of substantial redesign, semiconductor companies typically use technology that is scalable, which means it can be readily incorporated into multiple generations of manufacturing process technologies. Process technology generations are distinguished in terms of the dimension of the IC's smallest topographical features, as measured in nanometers (one billionth of a meter) (nm). The semiconductor industry has continuously developed advanced process technologies that enable the reduction of silicon area on ICs and consequently lower costs.

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

        Many large volume IC market opportunities, semiconductor companies and integrated device manufacturers, or IDMs, are developing and using a single complex SoC to replace two or three ICs. Development costs for these complex SoCs continue to escalate at a rapid rate due to the use of lower process technology solutions (e.g., 40nm and below) resulting in greater demand for licensed semiconductor intellectual property. Semiconductor companies and IDMs prefer to purchase verified IP from either an IP vendor, such as us, or a foundry that manufactures their ICs. Foundries may have their own internally developed IP or may license the IP from an IP vendor, such as us.

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

Importance of Interface Technology

        Along with embedded memory, high-speed I/Os are critical building blocks in any modern-day, high-performance SoC. High speed, efficient I/Os are needed in nearly every application as the key interface to allow the SoC to communicate with all the other ICs in the system. Historically, ICs communicated with each other through parallel I/Os, such as double data rate interfaces, including DDR2 and DDR3. As system performance requirements have increased with multiple-core processors often being used in a system, the interface requirements for communication between ICs in the systems have increased significantly. In many cases, traditional parallel I/Os are no longer optimal and become a bottleneck, limiting system performance as they can no longer keep up with the data transfer requirements the system needs at peak performance times. In effect, the parallel I/O becomes a crowded highway at rush hour where traffic can be stop-and-go and the speeds can run at less than 50% of the optimal speed.

        Serial I/O technology has been used for a number of years in the communications industry, primarily on application-specific integrated circuits, or ASICs, to enable higher data transfer rates. ASICs are custom ICs developed specifically for a system manufacturer and the specific requirements of its product, and because of their custom nature, are expensive to produce. As IC geometries have continued to shrink, the silicon processing power has continued to increase at a fast rate with the I/O technology lagging behind. We believe the current system requirements are necessitating that the industry move to serial I/Os to meet the performance and cost requirements of system manufacturers. As a result, semiconductor companies are increasingly incorporating serial I/O capability into their ICs. For example, standard ICs and SoCs that are sold into wide markets, such as field programmable gate arrays, or FPGAs, and network processors are using serial I/Os to ensure they can match the performance of, and compete with ASICS. Using serial I/O, chip developers are also able to reduce pin counts (the wired electrical I/Os that connect the SoC to the board in the system) on the SoC. With reducing geometries, the size of most SoCs is dictated by the number of pins required rather than the amount of logic and memory embedded inside. As a result, the reduction of the number of pins that comes with the use of serial I/O facilitates cost reduction and reduced system power consumption, while improving both SoC and system performance. The different types of serial I/Os are designed to comply with industry-standard protocols, such as PCI Express, XAUI, USB and 10G KR. The protocol used is generally based on the type of system. For example, PCI Express is primarily used in computers and related computing systems, XAUI and 10G KR are primarily used in networking applications, and SATA is used in storage systems.

        A challenge to developing serial I/O technology is putting together a team of skilled analog and mixed-signal designers with the requisite experience. Many large fabless semiconductor companies maintain limited serial I/O technology expertise and prefer to outsource the design and license the technology rather than incurring the cost of maintaining full capability in-house.

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

Demonstrate Manufacturing Process Independence

        We have been able to implement our technology with minimal changes to the standard logic process flow. 1T-SRAM's portability, or the ease with which it can be implemented in different semiconductor manufacturing facilities, has been proven operational in the fabrication of chips at the world's largest independent foundries, including Silterra Ltd., Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, United Microelectronics Corporation, or UMC, Globalfoundries, Inc., and Semiconductor Manufacturing International Corporation, or SMIC. It has also been proven in the manufacturing processes of IDMs, such as Fujitsu Microelectronics Limited, or Fujitsu, and Renesas Electronics Corporation, or Renesas. 1T- SRAM's scalability, or the ease with which it can be implemented in different generations of manufacturing processes, has already been demonstrated in the fabrication of chips in 0.25 micron, 0.18 micron, 0.15 micron, 0.13 micron, 90nm, and 65nm process generations, with smaller geometries under development. We expect our technology to continue to scale to future process generations. This portability and scalability provides for wide availability, inexpensive implementation and quick product time to market for our licensees and has demonstrated our success with the large foundries.

Parallel and Serial I/Os

High-speed

        To meet increasing system performance requirements, which in many cases are being driven by the growth in the Internet and the need to transmit data faster, systems are requiring both more memory and faster communication between the SoCs and ICs in the system. Due to our acquisition of Prism Circuits in mid-2009, our offerings also include high-speed serial I/Os, called SerDes, and parallel double data rate, or DDR, interface technology. The parallel and serial I/O technology allows for fast exchange of data between ICs in the system. Our lower-speed parallel interface technology is DDR3 and can support speeds of 1 to 3 Gbps in ICs in networking, storage, computing and other applications. Our SerDes technology can support data rates of 2.5 to 11 Gbps in a number of protocols, including XAUI, 10G KR, and PCI Express (Generations 1 to 3). We are developing next generation SerDes solutions that we are targeting to achieve data rates of 16 Gbps and higher at advanced geometry nodes (e.g., 28nm).

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

Demonstrate Manufacturing Process Independence

        The portability of our I/O technology is being proven in the fabrication and production of our customers' ICs at TSMC, UMC and Fujitsu Ltd., one of the largest IDMs in the world focused on the networking, computing and storage industries. The scalability of our I/O technology has already been demonstrated in the fabrication of chips in 65nm and 40nm process generations, with smaller geometries under development. We expect to continue to invest in our I/O technology to enable it to continue to scale to future process generations.

Low power

        While SerDes I/Os provide significantly enhanced performance over parallel I/Os, SerDes I/Os have higher power consumption, which is a challenge for SoC designers. Our customers' SerDes I/O designs have stringent power consumption requirements, which represent a significant challenge for our engineering team. If the power consumption of the SerDes I/O is too high, the SoC must be redesigned as the power consumption budget for the SoC will be exceeded. To meet these challenges, we expanded our SerDes design expertise in March 2010 through the acquisition of MagnaLynx, Inc., or MagnaLynx, a small provider of I/O technology whose engineering team had significant expertise in low-power SerDes I/O.

Our Strategy

        Our long-term objective is to become an IP-rich fabless semiconductor company offering both IP and ICs to our customers. We believe expanding our business strategy to become a supplier of high-performance ICs will enable us to target significantly larger markets than we currently can access with our IP. The key components of the expansion of our strategic plan to become an IC supplier include:

  •
  developing an IC product line built around our proprietary IP and design expertise to address the needs of several upcoming generations of advanced networking equipment;

  •
  focusing on serial rather than parallel I/Os to address the limitation of current system architectures when evaluated against future system requirements; and

  •
  providing our Bandwidth Engine ICs with a very bandwidth efficient and logically simple interface, the Gigachip Interface, to enable serial chip to chip communication at the board level.

        From an IP perspective, the semiconductor market can be divided into four major categories: microprocessors, embedded memory, analog circuit design capability and high-speed I/O. Until 2009, embedded memory had been our historical IP focus, and, through our acquisition of Prism Circuits, we added high-speed I/O and analog circuit design IP and capability. All SoCs require embedded memory, analog circuitry and high-speed I/O, and we are now able to provide three of the four significant types of IP used in SoCs. Our IP strategy is to leverage our expanded technology capabilities to increase our percentage coverage of complex, not-widely available, differentiated, embedded IP used in targeted SoCs. We believe SoCs used in the high growth consumer, converged mobile, and embedded computing market segments provide significant growth opportunities for our embedded IP, as these industries generally have significant memory requirements and are used in data-intensive applications, which require high-speed chip-to-chip communications and more analog circuitry. We intend to achieve this goal by continuing to license our technology on a worldwide basis to foundries, IDMs and semiconductor companies.

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

Extend our Technology Offerings

  Intellectual Property

        Our goal is to continue to enhance our 1T-SRAM and I/O IP technologies and increase our share of the IP market. We will continue to develop our technology in order to offer even higher density, lower power consumption, higher speed and lower cost solutions for our licensees in smaller process geometries. We continue to invest in research to develop more advanced memory technologies.

  Integrated Circuits

        In February 2010, we unveiled the roadmap of our Bandwidth Engine IC product line, which combines our 1T-SRAM high-density embedded memory with our high-speed 10Gbps SerDes interface technology. We expect our Bandwidth Engine ICs to address the increasing demands placed on conventional memory technology used in high-bandwidth networking systems. We believe an IC combining our 1T-SRAM and serial IO with logic and other functions can provide a system-level solution and significantly improve overall system performance at lower cost and using less power. A major challenge to system designers is what we call the "memory performance barrier." Processor performance in applications such as computing and networking has continued to nearly double every 18 months, or even faster, while the performance of memory technology has generally been able to double every 10 years. Our Bandwidth Engine IC will provide up to two billion accesses per second, over twice the performance of current memory based solutions, and enable system designers to significantly narrow that gap. Customers that design Bandwidth Engine ICs into their systems will re-architect those systems at the board level and use our product to replace traditional memory solutions. When compared with existing solutions, the Bandwidth Engine is expected to:

  •
  increase performance up to four times;

  •
  reduce power by approximately 50%;

  •
  reduce cost by greater than 50%; and

  •
  result in a dramatic reduction in IC pin counts on the board.

        To complement our Bandwidth Engine devices, we have also introduced the GigaChip Interface, an open interface, compatible with the current industry standard (CEI-11), which can enable highly efficient serial chip-to-chip communications. The GigaChip Interface is included in our Bandwidth Engine ICs, and we are offering it to customers and prospective partners on terms intended to encourage its widespread adoption. Our goal is for the GigaChip Interface to become an open industry standard that is designed into other ICs in the system, as we believe this will further enable serial communication at the board level and encourage adoption of Bandwidth Engine devices. To this end, in July 2010 we launched the GigaChip Alliance, which we anticipate will become a consortium of leading semiconductor and system companies collaborating with us to develop the industry-wide open interoperability standards and tools required to accelerate this advanced serial chip-to-chip interface.

        We began shipping samples of the Bandwidth Engine ICs to prospective customers and partners in December 2010. We do not expect to generate meaningful revenue from the Bandwidth Engine product line until 2012 or later. During 2011, we will be focused on—

  •
  bringing this new IC product to market;

  •
  completing the engineering processes necessary to demonstrate the necessary quality and reliability required by system suppliers;

  •
  expanding use of the GigaChip Interface and increase participation in the GigaChip Alliance;

  •
  developing an IC sales channel;

  •
  obtaining our first customer design wins late in the year; and

  •
  commencing development of our next generation of Bandwidth Engine ICs.

Licensing and Distribution Strategy

        We offer our memory and I/O IP technology on a worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships.

        We license our IP technology to semiconductor companies who incorporate our technology into ICs that they sell to their customers. We also sell to system companies that design ASICs. In addition, we engage in joint marketing activities with foundries, other IP companies and design companies to promote our technology to a wide base of customers. These distribution channels have broadened the acceptance and availability of our technology in the industry. As our technology becomes available through an increasing number of channels, we believe it will be less likely that customers will have to alter their procurement practices in order to acquire our technology. We intend to continue to significantly expand this base of strategic relationships to further proliferate our technology.

        Customers in Japan accounted for 43%, 64% and 62% of our revenues in 2010, 2009 and 2008, respectively. Customers in the United States accounted for 38%, 24% and 13% of our revenues in 2010, 2009 and 2008, respectively. Customers in Taiwan accounted for 18%, 11% and 16% of our revenues in 2010, 2009 and 2008, respectively, while our remaining revenues were from customers in the rest of Asia and in Europe.

Project Licenses

        We form product development and IP licensing relationships directly with semiconductor companies. In these relationships, the prospective licensee's implementation of our technologies typically includes customized development. Usually, these relationships involve both engineering work to implement our technology in the specified product and licensing the technology for manufacture and sale of the product. Although the precise terms contained in our license agreements vary, they generally include licensing fees, development fees for customizations based on the achievement of specified development milestones, and royalties. The vast majority of our contracts allow for milestone billings based on work performed. If we perform the contracted services, usually the licensee is obligated to pay the license fees even if the licensee cancels the project prior to completion. The agreements often also provide for the payment of additional contract fees if we provide engineering or manufacturing support services related to the manufacture of the product. Provisions in our memory license agreements generally require the payment of royalties to us based on the future sale or manufacture of products utilizing our technologies. Generally, our project licenses grant rights on a non-exclusive, non-transferable basis, limited to the use of our technology as modified for the project covered by the license agreement. Our license agreements generally have a fixed term and are subject to renewal. Each new project requires a separate agreement or an addendum to modify an existing agreement.

        We have IP license agreements with many companies, including, but not limited to, Agilent Technologies, Analog Devices, Inc., Applied Micro Circuits Corporation, Broadcom Corporation, Dialog Semiconductor, Entropic Communications, Inc., eSilicon Corporation, Fujitsu, Himax Technologies, Ltd., Hitachi, Ltd., Kawasaki Micoroelectronics, Inc., LG Electronics, Inc., LSI Logic Corporation, Marvell Semiconductor, Inc., Matsushita Communication Industrial Co., Ltd., Mindspeed Technologies, Inc., National Semiconductor Corporation, Netlist, Inc., Nexuschips Co. Ltd., Open-Silicon, Inc., Orise Technology Co. Inc., Philips Semiconductors, Inc., Pixelworks, Inc., Pixim, Inc., Progate Group Corporation, Realtek Semiconductor Corporation, Renesas Electronics Corporation, Rohm Co. Ltd, Sanyo Electric Co., Ltd., Silterra Ltd., SMIC, Sony Corporation, Synaptics, Inc., TSMC, UMC, Via Technologies, Inc., Xilinx, Inc., and Yamaha Corporation.

Technology Licenses

        We also offer our technology to semiconductor companies and foundries through 1T-SRAM and I/O technology IP license agreements, under which we grant the licensee the additional right to create and modify designs to offer to its own customers or use internally. The contract fees associated with these arrangements typically require the licensee to pay us to port our technology to its manufacturing process and develop a template design that the licensee will be able to use to generate future designs. These agreements also may obligate the licensee to pay contract fees upon the achievement of specified development milestones and may provide for the payment of additional contract fees for engineering or manufacturing support services. Our memory technology license agreements include royalty provisions based on the sale or manufacture of products utilizing our technologies. The technology licenses are non-transferable and authorize the licensee to modify designs for its customers or internal use from the template design that we provide under the agreement. Typically, the template design applies only to a specified manufacturing process generation or specific application. The licensee may add future process generations or uses to the license agreement for additional contract fees.

Research and Development

        Our ability to compete in the future depends on improving our technology to meet the market's increasing demand for higher performance and lower cost requirements. We have assembled a team of highly skilled engineers whose activities are focused on developing even higher density, lower power consumption, higher speed and lower cost memory and I/O IP designs. We expect to continue to focus our research and development efforts by extending our IP technologies to smaller process geometries, porting our technology to additional foundries and semiconductor manufacturing facilities. In addition, development of our Bandwidth Engine IC products requires the hiring of specialized chip design and product engineers as well as significant fabrication and testing costs, including mask costs, as we bring these products to market.

        As of December 31, 2010, we employed 135 individuals in engineering and research and development, of which 55 are employed in our facility in Hyderabad, India. For the years ended December 31, 2010, 2009 and 2008, research and development expenditures totaled approximately $25.5 million, $19.3 million and $17.2 million, respectively.

Sales and Marketing

        As of December 31, 2010, we had 13 sales, marketing and application engineering personnel managing and supporting our IP licensing activities. Our sales and marketing personnel are located in the United States and Japan. In addition to our direct sales team, we sell our technologies through a sales representative in Europe. The sales personnel manage the negotiation of license agreements, provide technical support during the sales cycle to licensees and manage delivery under the contracts. In late 2010, we hired a vice president of integrated circuit sales to begin focusing on developing a sales channel for our Bandwidth Engine product line.

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2010, Renesas (formerly NEC Electronics), TSMC and Rohm represented 23%, 18% and 15% of total revenue, respectively. For the year ended December 31, 2009, Renesas, TSMC and Fujitsu represented 44%, 10% and 10% of total revenue, respectively. For the year ended December 31, 2008, Renesas and TSMC represented 55% and 13% of total revenue, respectively.

Intellectual Property

        We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights. As of December 31, 2010, we held approximately 110 U.S. and approximately 55 foreign patents on various aspects of our technology, with expiration dates ranging from 2012 to 2028. We currently have approximately 75 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us, or that we will be able to enforce our patents against infringement.

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

  •
  level of technical support provided.

        In order to remain competitive, we believe we must continue to provide higher density, lower power consumption, higher speed and lower cost technology solutions. Our 1T-SRAM technologies compete primarily with traditional SRAM, which is currently the preferred choice for embedded memory solutions in SoCs requiring less density, and embedded DRAM. Companies providing traditional SRAM embedded memories include ARM Holdings PLC and Synopsys, Inc. Embedded DRAM is offered by major foundries and IC suppliers such as TSMC, Toshiba and International Business Machines Corporation (IBM), among others. Foundries offering embedded DRAM are also able to provide their customers with IC design services, include memory designs for their customers ICs. In that case, the cost of the embedded memory and design are included in the wafer cost charged by the foundry. In these cases, companies would not have to license the use of their memory design from a memory provider like us, but would get the memory design from their foundry partner. We have licensed our 1T-SRAM technology to TSMC, and, under that license, TSMC is able to offer embedded DRAM solutions directly to its customers, obviating the need for those customers to obtain a license and do business directly with us. While TSMC does pay us royalties based on wafers it produces that incorporate our technology, these royalties are lower than the license and royalty fees we have historically received from customers that came to us for a technology license and memory design.

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

        Moreover, some companies assess greater uncertainty and risk in relying on the newer generations of 1T-SRAM technologies, including the uncertainties surrounding the manufacturing process. As a result, our ability to compete effectively may be limited because such companies may prefer to use more established traditional memory solutions that are freely available without a license. In the current macroeconomic environment, we believe that, notwithstanding the competitively superior features of our technology, companies, including some of our current and past licensees, will continue to seek new ways to reduce their costs, which could include modifying designs to accommodate traditional memory solutions instead of licensing 1T-SRAM from us or our technology licensees.

        Our SerDes and DDR IP solutions compete with offerings from Synopsys, Inc., Gennum Corporation, Analog Bits, Inc. and other IP and ASIC providers, as well as the internal design teams of customers. Some of these larger competitors, such as Synopsys, are able to bundle their I/O technology products with their electronic design automation software and/or IC controller solutions and provide lower pricing on the packaged offering. In addition, customers often prefer to use IP solutions that have been fabricated in silicon and considered production-ready, which our competitors may be able to provide more timely than we can. We continue to focus on expanding our portfolio of these 'off-the-shelf' or production-ready IP solutions, which require significantly less commitment of our engineering personnel and generate higher gross margins. We also have the design expertise to customize the I/O IP to precisely meet customers' design requirements, which some of our competitors are unwilling or unable to do.

        As part of our I/O product offerings we also provide customers with analog circuitry designs such as phase lock loops, or PLLs, and converters, which convert analog signals to digital format and digital signals to analog format. We generally do not sell our analog circuitry designs as stand-alone IP, but rather include them with our I/O technology offerings. These analog circuitry designs are commodity offering and are available from analog technology providers, such as Analog Bits.

        We believe our interface solutions can meet the need for faster rates of data transfer, such as 10Gbps and greater, which the industry is striving for. Time to market is critical for our customers. Therefore, having IP that conforms to widely-used industry protocols or standards is an important advantage of our I/O technology to reduce the amount of design time required to produce an IC. We continue to expand the protocols that we can support to ensure that we can remain competitive.

Employees

        As of December 31, 2010, we had 162 employees, consisting of 135 in research and development and engineering, 14 in sales, marketing and application engineering and 13 in finance and administration. By location, we had 105 employees in the United States, 55 in our development center in India and 2 sales and marketing employees in Asia. We believe our future success depends, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for which competition is intense. We believe that our employee relations are good.

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

Executive Officers

        The names of our executive officers and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Leonard Perham	67	President and Chief Executive Officer
James W. Sullivan	42	Vice President of Finance and Chief Financial Officer
Sundari Mitra	47	Executive Vice President of Engineering
David DeMaria	49	Vice President of Business Operations

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

        Sundari Mitra,    Ms. Mitra became our Executive Vice President of Engineering in June 2009. Prior to joining the Company, Ms. Mitra founded and served as Chief Executive Officer of Prism Circuits from its inception in February 2006 until our acquisition of Prism Circuits in June 2009. Prior to founding Prism Circuits, Ms. Mitra served as a Director of Engineering at Sun Microsystems, Inc. from June 2002 to August 2004. Ms. Mitra holds a Masters of Science degree in Electrical Engineering from the University of Illinois and a Bachelors of Science degree in Electrical Engineering from Baroda University in India.

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

Our success depends upon the semiconductor market's acceptance of our embedded memory and high-speed interface technologies and Bandwidth Engine IC.

        The future prospects of our business depend on the acceptance by our target markets of our technologies, including embedded memory applications and I/O technologies, as well as adoption of our Bandwidth Engine IC that has recently been introduced to the market. We have not achieved substantial or rapid growth in our technology licensing revenue since we began selling and marketing the technologies and cannot be assured of realizing such growth in the future. Our memory technology is intended to allow our licensees to develop embedded memory integrated circuits to replace other embedded memory technology with different cost and performance parameters. Whereas our high-speed I/O technologies allow our licensees to deliver high performance input-output processing to connect their SoC chips to other system chips, replacing their existing interface technology involves different cost and performance metrics. Our memory technologies utilize fundamentally different internal circuitry that is not widely known in the semiconductor industry. Therefore, one of our principal challenges, which we might fail to meet, is to convince a substantial percentage of SoC designers to adopt our technology instead of other solutions, which may have proven effective in their products. We have not yet determined or negotiated prices with customers for Bandwidth Engine ICs nor have we gained experience with the cost of making and selling these products. Thus, currently we do not know whether we will be able to profitably make and sell these products. We have invested significant resources to expand our IP technology offerings for the SoC market, but may not introduce these new technology offerings successfully or obtain significant revenue from them.

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

        In February 2010, we announced the expansion of our business model to become a fabless semiconductor company through the development of a product line of ICs called the Bandwidth Engine. Our goal is to increase our total available market by creating high-performance integrated circuits for networking systems, using our proprietary technology and design expertise. This development effort has required that we add significant headcount and design resources, such as expensive software tools, which has increased our losses from and cash used in operations. We may not be successful in our development efforts to bring Bandwidth Engine ICs to market successfully nor be successful in selling the Bandwidth Engine ICs due to various risks and uncertainties, including, but not limited to:

  •
  customer acceptance;

  •
  adoption of the GigaChip Interface;

  •
  difficulties and delays in the development, production, testing and marketing;

  •
  the anticipated costs and technological risks of developing and bringing ICs to market;

  •
  the willingness of our manufacturing partners to assist successfully with fabrication;

  •
  the availability of quantities of ICs supplied by our manufacturing partners at a competitive cost;

  •
  our ability to generate the desired gross margin percentages and return on our product development investment;

  •
  competition from established IC suppliers;

  •
  the adequacy of our intellectual property protection for our proprietary IC designs and technologies;

  •
  the vigor and growth of markets served by licensees, customers and prospects and of our operations; and

  •
  our lack of recent experience as a fabless semiconductor company making and selling proprietary ICs.

        If we experience significant delays in bringing the Bandwidth Engine product line to market or if customer adoption of the product is delayed, we may need to raise additional capital to support the product development efforts and fund our working capital needs.

The Bandwidth Engine ICs will have a lengthy sales cycle, which makes it difficult to predict success in this market and the timing of future revenue

        Bandwidth Engine ICs have a lengthy sales cycle, of from 6 to 24 months from the date of our initial proposal to a prospective customer until the date on which the customer confirms that it has designed our product into its SoC. As lengthy, or an even lengthier period could ensue before we would know the volume of products that such customer will, or is likely to, order. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products by the customers, the design process required to integrate our products into the customers' products and the timing of the customers' new product announcements. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of this lengthy sales cycle, our receipt of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter. We cannot provide any assurances that our efforts to build a strong and profitable business based on the Bandwidth Engine ICs will succeed. If these efforts are not successful, in light of the substantial resources that we have invested, our future operating results and cash flows could be materially adversely affected.

Our lengthy IP licensing cycle and our licensees' lengthy product development cycles make the operating results of our licensing business difficult to predict.

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

        Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for SoCs, particularly those requiring embedded memory sizes of one megabit or more, and high-speed interfaces of speeds over one gigabit per second. In addition, our ability to achieve design wins with customers is dependent upon the growth of embedded memories and high-speed interfaces required in SoCs. SoCs are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple integrated circuits to create a system-in-a-package.

        We cannot be certain that the market for SoCs will continue to develop or grow at a rate sufficient to support our business, or that if such growth does occur, that it will lead to significant growth in our business. SoC providers depend on the demand for consumer electronic products, which are subject to rapid technological change, requiring SoCs. The demand for such products is uncertain and difficult to predict and depends on factors beyond our control. If the market fails to grow or develops more slowly than expected, our business will suffer.

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

        We recorded an operating loss of $23.2 million for the year ended December 31, 2010 and ended the period with an accumulated deficit of $76.7 million. In addition, we recorded operating losses of $20.0 million and $20.7 million for the years ended December 31, 2009 and 2008, respectively. We may continue to incur operating losses for the foreseeable future as we invest in the productization of our Bandwidth Engine IC products as well as continue to invest in our IP technologies. Due to our strong commitment of resources to research and development and expansion of our offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, difficulties in securing new license agreements for our 1T-SRAM and I/O technologies, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

        In addition, any failure to meet our customers' timetables, as well as the agreed upon technical specifications of our customized deliverables, could lead to the failure to collect, or a delay in collecting royalties and licensing fee payments from our licensees, damage our reputation in the industry, harm our ability to attract new licensees and negatively impact our operating results. Furthermore, a customer may assert that we are responsible for delays and cost overruns and demand reimbursement for some of its costs, which we may elect to reimburse in whole or in part in order to address the customer's concerns.

Our business model relies on royalties as a key component in the generation of revenues from the licensing of our memory technologies, and, if we fail to realize expected royalties, our operating results will suffer.

        We believe that our long-term success is substantially dependent on the receipt of future royalties. Royalty payments owed to us are calculated based on factors such as our licensees' selling prices, wafer production and other variables as provided in each license agreement. The amount of royalties we will receive depends on our licensees' business success, production volumes and other factors beyond our control. This exposes our business model to risks that we cannot minimize directly and may result in significant fluctuations in our royalty revenue and operating results from quarter-to-quarter. We cannot be certain that our business strategy will be successful in expanding the number of licensees, nor can we be certain that we will receive significant royalty revenue in the future. If we are unable to generate significant royalty revenue in the future, our future operating results, financial condition and business would suffer.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2010, our three largest customers represented 23%, 18% and 15% of total revenue, respectively. For the year ended December 31, 2009, our three largest customers represented 44%, 10%, and 10% of total revenue, respectively. For the year ended December 31, 2008, our two largest customers represented 55% and 13% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

        Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2010, 2009, and 2008 has come from the license fees and royalties for integrated circuits supplied by one IDM for Nintendo® gaming devices that incorporate our 1T-SRAM technology. Royalties earned from this customer represented 22%, 39%, and 47% of total revenue in 2010, 2009 and 2008, respectively. This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

        We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2010, five customers represented 99% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

        Part of our marketing strategy relies upon our relationships and agreements with semiconductor foundries, such as TSMC. These foundries have existing relationships, and continually seek new relationships, with companies in the markets we target, and they have agreed to utilize these relationships to introduce our technology to potential licensees. If we fail to maintain and expand our current relationships with these foundries, we might fail to achieve anticipated growth. Our relationship with these foundries is not exclusive, and they are free to promote or develop other IP technologies, including their own. The foundries' promotions of alternative technologies reduce the size of our potential market and may adversely affect our revenues and operating results. Foundries that license our IP for designs they provide to their customers may compete with us for such customers, and due to such competition, may be less inclined to help us with new technology development.

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

Our embedded memory and I/O technologies are unique and the occurrence of manufacturing difficulties or low production yields, if not corrected, could hinder market acceptance of our technology and reduce future revenue.

        Complex technologies like ours could be adversely affected by difficulties in adapting our embedded memory and high-speed I/O technologies to our licensees' product designs or to the manufacturing process technology of a particular foundry or semiconductor manufacturer. Some of our customers have experienced lower than expected yields or higher than expected power usage when initially integrating our designs into their SoCs. We work closely with our customers to resolve any design or process issues in order to achieve the optimum production yield and operating efficiencies.

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

        The market for serial I/O technology is driven by the demand for solutions in the most advanced technology nodes. Our competitors may be more experienced in the I/O technology market, and therefore able to provide a wider range of products or bundle different product offerings to attract customers and offer lower pricing. Also, if our competitors are able to provide designs to customers that have been verified in silicon before we are able to, our revenues may be adversely affected.

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

        We have and will continue to invest significant financial and personnel resources in new IP technology offerings for the SoC market. To date, the majority of our revenue has been generated from our 1T-SRAM technologies. We intend for our new IP technologies under development to increase our revenues and expand our business with existing and new customers. These technology offerings require further development and have not been silicon verified or tested in production or commercial use, however, and, as with our existing 1T-SRAM technologies, these new IP technologies are inherently complex. Our success with these new technologies will depend on many presently uncertain factors, including:

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

  •
  the length of the sales cycle, which has taken up to 24 months in the case of our 1T-SRAM technology; and

  •
  the potential introduction by our competitors of alternative products with better or comparable features or at a lower price.

        Any of these factors could adversely affect our ability to successfully introduce these new IP technologies and generate significant revenue from them. If we fail to achieve our objectives for these technologies it may affect our cash flows and results of operations adversely and result in a material decline in the trading price of our common stock. In addition, even if we successfully license these new technologies to customers, if they do not work as anticipated, our reputation and ability to do business in the marketplace could be affected adversely.

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

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in often protracted and expensive litigation. Our licensees, or we, might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights of others. Litigation against us can result in significant expense and divert the efforts of our technical and management personnel, whether or not the litigation has merit or results in a determination adverse to us.

Royalty amounts owed to us might be difficult to verify, and we might find it difficult, expensive and time-consuming to enforce our license agreements.

        The standard terms of our 1T-SRAM license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and generally report this data to us after the end of each quarter. We have the right to audit these royalty reports periodically. These audits can be expensive, time-consuming and potentially detrimental to the business relationship. A failure to fully enforce the royalty provisions of our license agreements could cause our revenue to decrease and impede our ability to achieve and maintain profitability.

We might not be able to protect and enforce our intellectual property rights, which could impair our ability to compete and reduce the value of our technology.

        Our technology is complex and is intended for use in complex SoCs. A very large number of new and existing products utilize embedded memory and I/O technology, and a large number of companies manufacture and market these products. Because of these factors, policing the unauthorized use of our intellectual property is difficult and expensive. We cannot be certain that we will be able to detect unauthorized use of our technology or prevent other parties from designing and marketing unauthorized products based on our technology. In the event we identify any past or present infringement of our patents, copyrights or trademarks, or any violation of our trade secrets, confidentiality procedures or licensing agreements, we cannot assure you that the steps taken by us to protect our proprietary information will be adequate to prevent misappropriation of our technology. Our inability to adequately protect our intellectual property would reduce significantly the barriers of entry for directly competing technologies and could reduce the value of our technology. Furthermore, we might initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us.

Our existing patents might not provide us with sufficient protection of our intellectual property, and our patent applications might not result in the issuance of patents, either of which could reduce the value of our core technology and harm our business.

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2010, we held approximately 110 patents in the United States, and approximately 55 corresponding foreign patents, which expire at various times from 2012 to 2028. In addition, as of December 31, 2010, we had approximately 75 patent applications pending worldwide. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us and impair our ability to increase our licensing revenue.

The discovery of defects in our technology could expose us to liability for damages.

        The discovery of a defect in our technologies could lead our licensees to seek damages from us. Many of our license agreements include provisions waiving implied warranties regarding our technology and limiting our liability to our licensees. We cannot be certain, however, that the waivers or limitations of liability contained in our license contracts will be enforceable.

Our failure to manage the expansion of our operations could reduce our potential revenue and threaten our future profitability.

        The size of our company has increased substantially as we have grown from 43 employees in January 2001 to 162 employees in December 2010, largely due to the acquisition of Prism Circuits in 2009. In 2007, we had significantly expanded our foreign operations and headcount, as a result of acquiring certain assets of Atmel and LDIC, and we subsequently commenced the exit of those operations in late 2008, at significant cost to the Company. The efficient management of our planned expansion of the development, licensing and marketing of our technology, including through the acquisition of other companies will require us to continue to:

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

        Because we anticipate that licenses to companies that operate primarily outside the United States may account for a substantial portion of our licensing revenue in future periods, the occurrence of any of these circumstances could significantly increase our costs of operation, delay the timing of our revenue and harm our profitability.

Any acquisitions we make could disrupt our business and harm our financial condition.

        As part of our growth strategy, we might consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we acquired MagnaLynx, Inc. in March 2010, purchased assets from Prism Circuits in June 2009, purchased assets from Atmel Corporation and LDIC in July and August 2007 and acquired Atmos Corporation (Atmos) in 2002. In 2004, we commenced the shutdown of the Atmos operations. In December 2008, we announced the exit of the product lines related to the assets purchased from Atmel and LDIC at a total cost of approximately $1.6 million, which was in addition to the losses we incurred while we owned and operated these product lines. Acquisitions that we may do in the future will present a number of potential challenges that could, if not overcome, disrupt our business operations, substantially increase our operating expenses, negatively affect our operating results and cash flows and reduce the value to us of the acquired company or assets purchased, including:

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

        We intend to continue spending substantial amounts to grow our business. In December 2010, we completed an equity offering and issued approximately 5,000,000 shares of our common stock for approximately $20 million in net proceeds. Although we believe that we have access to capital sufficient to satisfy our working capital requirements for at least the next 12 months, we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all.

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

        Under our stockholder rights plan, which became effective November 2010, our board of directors may issue up to 20,000,000 shares of preferred stock without stockholder approval on such terms as the board might determine. The rights of the holders of common stock will be subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future.

Our stockholder rights plan could prevent stockholders from receiving a premium over the market price for their shares from a potential acquirer.

        We adopted a stockholder rights plan that generally entitles our stockholders to rights to acquire additional shares of our common stock when a third party acquires 15% of our common stock or commences or announces its intent to commence a tender offer for at least 15% of our common stock, other than for one stockholder and his affiliates who beneficially owned a substantial number of shares of our common stock at the time of the plan's adoption, as to whom this threshold is 20%. The plan also includes an exception to permit the acquisition of shares representing more than 15% of our common stock by a brokerage firm that manages independent customer accounts and generally does not have any discretionary voting power with respect to such shares. This plan could delay, deter or prevent an investor from acquiring us in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock. Our intention is to maintain and enforce the terms of this plan, which could delay, deter or prevent an investor from acquiring us in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in Santa Clara, California. We currently occupy approximately 47,000 square feet of space in the Santa Clara facility, the lease for which extends through August 2020. We have leased office space in Hyderabad, India for our engineering design center and in Tokyo, Japan and Hsinchu City, Taiwan for our sales and support offices. We believe that our existing facilities are adequate to meet our current needs.

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

Quarter ended	High	Low
December 31, 2010	$6.06	$4.01
September 30, 2010	$5.23	$3.97
June 30, 2010	$5.00	$3.63
March 31, 2010	$5.09	$3.26
December 31, 2009	$4.04	$2.19
September 30, 2009	$2.75	$1.47
June 30, 2009	$2.00	$1.39
March 31, 2009	$2.28	$1.22

        We had 21 stockholders of record as of March 1, 2011.

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

        The following graph compares cumulative total stockholder return on our common stock with that of the S&P 500 Index and the S&P Technology Sector Index from 2005 through 2010. The comparison assumes that $100 was invested on December 31, 2005 in our common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Technology Sector Index. We have never paid any cash dividends to holders of our common stock.

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

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
MOSYS, INC.	$100.00	$168.18	$88.18	$38.18	$71.64	$103.45
S & P 500	100.00	113.62	117.63	72.36	92.00	169.67
S & P TECHNOLOGY SECTOR	100.00	107.70	124.43	70.08	113.28	122.73

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

	Year Ended December 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
	(In thousands, except per share data)
Statement of Operations Data:
Total net revenue	$15,563	$11,458	$14,026	$14,334	$14,909
Cost of net revenue	2,826	1,993	2,797	2,744	1,585

Gross profit	12,737	9,465	11,229	11,590	13,324
Operating expenses	35,925	29,468	31,925	25,180	22,476

Loss from operations	(23,188)	(20,003)	(20,696)	(13,590)	(9,152)
Other income and expense, net	177	744	2,243	4,520	3,286

Loss before income taxes	(23,011)	(19,259)	(18,453)	(9,070)	(5,866)
Income tax provision (benefit)	51	(155)	132	25	109

Net loss	$(23,062)	$(19,104)	$(18,585)	$(9,095)	$(5,975)

Net loss per share:
Basic and diluted	$(0.72)	$(0.61)	$(0.59)	$(0.28)	$(0.19)
Shares used in computing net loss per share:
Basic and diluted	31,870	31,238	31,698	31,994	31,298
Allocation of stock-based compensation to cost of net revenue and operating expenses:
Cost of net revenue	$309	$250	$405	$502	$312
Research and development	1,524	1,153	1,235	1,377	1,192
Selling, general and administrative	1,465	1,651	3,103	2,461	1,879

	$3,298	$3,054	$4,743	$4,340	$3,383

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$37,544	$40,436	$67,470	$78,654	$84,299
Working capital	27,246	25,628	43,304	66,262	84,698
Total assets	73,966	75,543	85,933	98,797	103,760
Deferred revenue	1,801	2,671	639	201	619
Long-term liabilities	146	136	—	—	54
Stockholders' equity	67,057	64,701	81,888	96,292	100,915

(1)
Operating expenses include $2.8 million of amortization of acquired intangible assets.

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

Overview

        We design, develop, market and license differentiated embedded memory and high-speed parallel and serial interface, or I/O, intellectual property, or IP, for advanced Systems on Chips, or SoC, designs. 1T-SRAM is our high-density, high-performance patented memory solution that represents an alternative to traditional volatile embedded memory. Our I/O IP includes physical layer, or PHY, circuitry that allows integrated circuits to talk to each other or to discrete integrated circuits in the networking, storage, computer and consumer segments. Our PHYs support serial interface technologies, such as 10G Base KR, XAUI, PCI Express and SATA, as well as parallel interfaces like DDR3.

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

        In February 2010, we announced a new product initiative to develop a family of integrated circuits products under the "Bandwidth Engine" product name. Our Bandwidth Engine family of ICs combines our 1T-SRAM high-density embedded memory with our high-speed 10 Gigabits per second (Gbps) serial I/O technology and is initially being marketed to networking systems companies and designers of advanced SoC designs. Bandwidth Engine ICs have been designed to increase system performance by using a serial I/O to increase the accesses per second between the processor and memory component in networking systems. During 2010, we invested a significant amount of our financial and engineering resources towards the development of our Bandwidth Engine IC, and we expect to continue to do so in 2011. We began shipping samples of our first Bandwidth Engine IC to prospective customers in December 2010. We do not expect to generate meaningful revenue from our Bandwidth Engine ICs until 2012 or later.

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

        Royalty.    Royalty revenue represents amounts earned under provisions in our memory licensing contracts that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our memory IP. We recognize royalties in the quarter in which we receive the licensee's report.

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

Critical Accounting Policies and Use of Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 1 to the consolidated financial statements in Item 15 of this report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

  Licensing

        Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For stand-alone license agreements or license deliverables in multi-element arrangements that do not require significant development, modification or customization, revenues are recognized when all revenue recognition criteria have been met. Delivery of the licensed technology is typically the final revenue recognition criterion met, at which time revenue is recognized. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria have been met.

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

  Royalty

        Our licensing contracts typically also provide for royalties based on licensees' use of our memory technology in their currently shipping commercial products. We generally recognize royalties in the quarter in which we receive the licensee's report. Under limited circumstances, we may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty- bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with our normal billing terms. If any of these criteria are not met, we defer revenue recognition until such time as all criteria have been met.

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

  Level 2—Pricing is provided by third party sources of market information obtained from investment advisors rather than models. We do not adjust for or apply any additional assumptions or estimates to the pricing information we receive from advisors. Our Level 2 securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. Our investment advisors obtain pricing data from independent sources, such as Standard & Poor's, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities we hold are not actively traded and have fewer observable transactions. We consider this the most reliable information available for the valuation of the securities.

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

  Valuation of long-lived Assets

        We evaluate our long-lived assets for impairment at least annually, or more frequently when a triggering event is deemed to have occurred. This assessment is subjective in nature and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates and assumptions change in the future, it could result in a material write-down of long-lived assets. We amortize our finite-lived intangible assets, such as developed technology, patents and workforce, on a straight-line basis over their estimated useful lives of one to five years. We recognize an impairment charge as the difference between the net book value of such assets and the fair value of the assets on the measurement date.

  Goodwill

        We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We use a two-step impairment test. In the first step, we compare the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference. We have determined that we have a single reporting unit for purposes of performing our goodwill impairment test. As we use the market approach to assess impairment, the price of our common stock price is an important component of the fair value calculation. If our stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. As of December 31, 2010, we had not identified any factors to indicate there was an impairment of our goodwill and determined that no additional impairment analysis was required.

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

Results of Operations

  Net Revenue.

	Year ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Licensing	$6,468	$3,476	$3,156	$2,992	86%	$320	10%
Percentage of total net revenue	42%	30%	23%

        The $3.0 million increase in 2010 resulted primarily from increased licensing activity in the fourth quarter of 2009 involving license agreements that required significant customization. Consequently, revenue under those agreements was recognized in accordance with our revenue recognition accounting policies in 2010. We also signed a technology agreement with a major Japanese IDM customer in the second quarter of 2010, which contributed to the revenue growth.

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

	Year ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Royalty	$9,095	$7,982	$10,870	$1,113	14%	$(2,888)	(27)%
Percentage of total net revenue	58%	70%	77%

        Royalty revenue increased $1.1 million in 2010 primarily due to an increase in royalties received from TSMC, a major foundry partner, and a fabless semiconductor resulting from higher manufacturing volumes. These increases were partially offset by a decrease in shipments by an IDM licensee whose product is used in the Nintendo Wii® game console, as well as decreased royalties received from licensees with products incorporating older generation technologies, such as 1.80 micron and 1.30 micron fabrication processes, which are approaching end of product life.

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

  Cost of Net Revenue and Gross Profit.

	Year ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Cost of net revenue	$2,826	$1,993	$2,797	$833	42%	$(804)	(29)%
Percentage of total net revenue	18%	17%	20%

	Year ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Gross profit	$12,737	$9,465	$11,229	$3,272	35%	$(1,764)	(16)%
Percentage of total net revenue	82%	83%	80%

        Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs. Direct labor hours are tracked for each licensing arrangements and are used to measure the progress of completion.

        The increase in cost of net revenue for 2010 resulted primarily from an increase in the number of licensing contracts requiring customization. Cost of net revenue in 2010 included stock-based compensation expense of $0.3 million, which was consistent with the prior year. Total gross profit increased to $12.7 million in 2010 primarily due to an increase in license and royalty revenues. We expect that the cost of licensing revenue will grow in absolute dollars in the future because we anticipate entering into more license agreements on smaller process geometries, such as the 40nm and 28nm processes, which require more development effort. We expect cost as a percentage of total net revenue to increase, as well, from levels in 2010 and 2009.

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

  Research and Development.

	Year ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Research and development	$25,534	$19,255	$17,206	$6,279	33%	$2,049	12%
Percentage of total net revenue	164%	168%	123%

        Our research and development expenses include development and design of variations of our 1T-SRAM and I/O technologies for use in different manufacturing processes used by licensees, development of our 1T-Flash technology solution, costs related to the development of the Bandwidth Engine IC and amortization of technology-based intangible assets. In 2009 and 2008, we incurred costs of $0.4 million and $5.8 million, respectively, related to our former analog/mixed-signal product lines. We expense research and development costs as they are incurred.

        The $6.3 million increase in 2010 was primarily due to the following factors:

  •
  $3.7 million increase in our expanded engineering team working on our I/O and Bandwidth Engine products;

  •
  $2.0 million increase in costs related to the productization of our Bandwidth Engine IC, including mask tooling costs;

  •
  $1.3 million increase in amortization costs related to acquired intangible assets; and

  •
  $1.1 million increase in license costs for our CAD software tools; partially offset by

  •
  $0.9 million decrease in costs related to the analog/mixed-signal product lines resulting from the exit of these product lines in early 2009; and

  •
  $0.9 million decrease in other individually minor items.

        The $2.1 million increase in 2009 resulted from a number of operational changes in 2008 and 2009, including the following:

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

  •
  $0.6 million decrease in costs related to the closure of our facility in Korea in June 2009; and

  •
  $0.2 million decrease in other individually minor items.

        Research and development expenses included stock-based compensation expense of $1.5 million for the year ended December 31, 2010. Research and development expenses included stock-based compensation expense of $1.2 million for each of the years ended December 31, 2009 and 2008. We expect that research and development expenses will increase in absolute dollars as we invest in new product development for our embedded memory and I/O technologies and development of our Bandwidth Engine IC products.

  Selling, General and Administrative.

	Year ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Selling, general and administrative	$10,391	$9,507	$12,006	$884	9%	$(2,499)	(21)%
Percentage of total net revenue	67%	83%	86%

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, application engineering, finance, human resources and general management.

        The $0.9 million increase for 2010 was primarily due to the following factors:

  •
  $0.5 million increase in legal costs;

  •
  $0.3 million increase in marketing costs; and

  •
  $0.3 million increase in personnel-related costs; partially offset by

  •
  $0.2 million decrease in stock-based compensation expense.

        The $2.5 million decrease for 2009 was primarily due to the combination of the following factors:

  •
  $1.5 million decrease in stock-based compensation expense;

  •
  $0.7 million decrease in personnel-related costs, primarily due to headcount reductions; and

  •
  $0.3 million decrease in other individually minor items.

        Selling, general and administrative expenses included stock-based compensation expense of $1.5 million, $1.7 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. We expect total selling, general and administrative expenses to increase in absolute dollars due to an increase in sales and marketing efforts related to developing a sales channel for our Bandwidth Engine IC product line.

  Impairment of Intangible Assets and Restructuring Charges.

	Year ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Impairment of intangible assets and restructuring charges	—	$706	$2,713	$(706)	(100)%	$(2,007)	(74)%
Percentage of total net revenue	—	6%	19%

        We did not incur any impairment or restructuring charges in 2010. We do not expect to incur additional restructuring charges related to the closure of the China, Romania and Korea offices and the remaining cash expenditures of $19,000 related to these closures are expected to be paid in the first half of 2011.

        In the first quarter of 2009, we recorded $0.3 million in restructuring charges related to the closure of our China and Romania offices. In the second quarter of 2009, we recorded $0.3 million in restructuring charges resulting from the closure of our Seoul, Korea research and development office and elimination of its 15 positions. These charges were primarily related to employee terminations and costs to exit the leased facility there. Additionally, restructuring charges of $0.1 million were recorded in connection with the plan to exit the leased facility that had been occupied by Prism Circuits.

  Other Income and Expense, net.

	Year ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Other income and expense, net	$177	$744	$2,243	$(567)	(76)%	$(1,499)	(67)%
Percentage of total net revenue	1%	6%	16%

        Other income and expense, net primarily consisted of interest income on our investments, which was $0.3 million, $0.9 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest income declined by $0.6 million in 2010 and $1.4 million in 2009 primarily due to lower average investment balances and lower interest rates earned.

  Income Tax Provision (Benefit).

	Year ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Income tax provision (benefit)	$51	$(155)	$132	$206	133%	$(287)	(217)%
Percentage of total net revenue	—	1%	1%

        Our income tax provisions were primarily attributable to foreign jurisdictions. Our 2009 income tax benefit was primarily attributable to U.S. federal refundable tax credits.

        As of December 31, 2010, we had net operating loss carryforwards of approximately $62.3 million for U.S. federal income tax purposes and approximately $61.3 million for state income tax purposes that are available to reduce future income tax liabilities to the extent permitted under federal and state income tax laws. These net operating loss carryforwards expire from 2013 to 2030. In 2010, we anticipate that our effective income tax rate will continue to be less than the federal statutory tax rate because of expected continued losses.

        As of December 31, 2010 and 2009, we had net deferred tax assets of approximately $35.0 million and $25.6 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we had recorded a full valuation allowance as of December 31, 2010 and 2009.

Liquidity and Capital Resources

        As of December 31, 2010, we had cash, cash equivalents and investments totaling $37.5 million compared with a combined balance of $40.4 million at December 31, 2009. In December 2010, we sold approximately 5 million shares of common stock in a registered direct equity offering, raising approximately $20 million, net of transaction expenses of approximately $0.1 million. The offering was made under our existing $50 million shelf registration statement that became effective in November 2010. Our primary capital requirements are to fund working capital, including development of Bandwidth Engine ICs, and any acquisitions that we make that require cash consideration or expenditures.

        In 2010, we used $15.6 million in operating activities, which primarily resulted from the net loss of $16.0 million, (after adjustment for non-cash charges consisting of stock-based compensation expense of $3.3 million, depreciation and amortization of $3.8 million), and $0.4 million generated from changes in operating assets and liabilities. The changes in assets and liabilities primarily related to the timing of billing our customers, collection of receivables and payments to vendors.

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

        Our investing activities in 2010 included business acquisition payments of $7.9 million, of which $4.6 million related to a contingent payment related to the acquisition of Prism Circuits and $3.3 million related to the acquisition of MagnaLynx in the first quarter of 2010. In 2010, we purchased $1.4 million of fixed assets. Remaining investing activities consisted of investing our cash in marketable securities.

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

        Our cash from financing activities in 2010 consisted of the proceeds of our registered direct offering of common stock and proceeds from the exercise of stock options. Cash used in financing activities in 2009 consisted of $0.9 million used for stock repurchases under our repurchase program prior to its suspension in February 2009. Net cash used in financing activities was $0.8 million for 2008, which was primarily attributable to $1.0 million of cash expenditures during the fourth quarter of 2008 to repurchase approximately 275,000 shares of our own common stock under a repurchase plan authorized by our board of directors, partially offset by proceeds of $0.2 million from stock option exercises.

        Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including:

  •
  level and timing of licensing, royalty and IC product revenue;

  •
  cost, timing and success of technology development efforts, including meeting customer design specifications;

  •
  fabrication costs, including mask costs, of our Bandwidth Engine ICs, currently under development;

  •
  variations in manufacturing yields, materials costs and other manufacturing risks;

  •
  costs of acquiring other businesses and integrating the acquired operations; and

  •
  profitability of our business.

        Although we expect our cash expenditures to continue to exceed receipts in 2011 as we continue to expand research and development efforts for our 1T-SRAM and I/O technologies, the expansion and productization of the Bandwidth Engine product line, we expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. Should our cash resources prove inadequate, we may seek additional funding through public or private equity or debt financing, and have a shelf registration allowing us to sell up to $30 million of our securities from time to time prior to the third anniversary of the effective date of that registration statement. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our existing shelf registration statement. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Disclosures about Contractual Obligations and Commercial Commitments

        The impact that our contractual obligations as of December 31, 2010 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$7,253	$805	$1,623	$1,474	$3,351
Purchase Commitments	5,231	2,289	2,942	—	—
Capital Leases	327	181	146	—	—

	$12,811	$3,275	$4,711	$1,474	$3,351

        As of December 31, 2010, we had purchase commitments of $5.2 million for licenses related to computer-aided design tools payable through January 2013, and $0.3 million in capital lease obligations for testing equipment. In July 2010, we entered into a 10 year lease agreement for approximately 47,000 square feet with Mission West Properties, L.P.I for our new corporate headquarters in Santa Clara, California.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts are reflected in our consolidated financial statements for 2010, 2009 or 2008 related to these indemnifications.

Recent Accounting Pronouncements

        See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

        We have exposure to interest rate risk due to our investment portfolio. Our investments are made in accordance with an investment policy approved by our board of directors. The primary objective of our investment activities is to preserve principal and meet liquidity needs. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. government agency debt, municipal notes, certificates of deposit, corporate notes and bonds, and money market funds. We place our investments with high-credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer or fund.

        The investments, other than money market funds, are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Securities with an original maturity of three months or less are considered cash equivalents. Securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Securities with remaining maturities greater than one year are classified as long-term investments. All investments have a maturity of less than two years. No single security should exceed 5% of the portfolio at the time of purchase. The portfolio dollar-weighted average maturity of these investments is within 12 months. These securities, which approximated $35.9 million as of December 31, 2010 and earned an average annual interest rate of approximately 0.9% in 2010, are subject to interest rate and credit risks. As of December 31, 2010, we performed a sensitivity analysis on our investment portfolio. According to our analysis, parallel shifts in the yield curve of both +/- 0.5% would result in changes in fair market values for these investments of approximately $0.1 million. We do not have any investments denominated in foreign currencies, and therefore are not subject to foreign currency risk on such investments.

Foreign currency exchange rate risk

        Currently, all of our international sales are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains or losses to date. However, the expenses of our foreign subsidiaries are denominated in their local currencies, therefore we have risk of foreign exchange gains and losses through the funding of those expenditures. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. For most currencies, we are a net payer of foreign currencies and, therefore, benefit from a stronger U.S. dollar and are adversely affected by a weaker U.S. dollar relative to those foreign currencies.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the financial statements listed under the heading (a) (1) Financial Statements and Reports of Burr Pilger Mayer, Inc. of Item 15, which financial statements are incorporated by reference in response to this Item 8.

Quarterly Results of Operations

        The following tables set forth unaudited results of operations data for each of the eight quarters in the two year period ended December 31, 2010. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, except as disclosed below, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009
	(In thousands, except per share data)
	(Unaudited—All periods)
Net revenue:
Licensing	$1,408	$1,494	$2,019	$1,547	$1,314	$1,332	$306	$524
Royalty	2,560	2,282	2,250	2,003	2,229	2,036	1,675	2,042

Total net revenue	3,968	3,776	4,269	3,550	3,543	3,368	1,981	2,566
Cost of net revenue:
Licensing	768	735	541	782	721	675	274	323

Total cost of net revenue	768	735	541	782	721	675	274	323
Gross profit	3,200	3,041	3,728	2,768	2,822	2,693	1,707	2,243
Operating expenses:
Research and development	6,078	6,779	6,704	5,973	5,638	5,672	4,057	3,888
Selling, general and administrative	2,850	2,435	2,508	2,598	2,521	2,113	2,388	2,485
Restructuring charge	—	—	—	—	—	—	431	275

Total operating expenses	8,928	9,214	9,212	8,571	8,159	7,785	6,876	6,648
Operating loss	(5,728)	(6,173)	(5,484)	(5,803)	(5,337)	(5,092)	(5,169)	(4,405)
Other income and expense, net	(23)	8	83	109	251	139	151	203

Loss before income taxes	(5,751)	(6,165)	(5,401)	(5,694)	(5,086)	(4,953)	(5,018)	(4,202)
Income tax provision (benefit)	(40)	33	26	32	(191)	3	26	7

Net loss	$(5,711)	$(6,198)	$(5,427)	$(5,726)	$(4,895)	$(4,956)	$(5,044)	$(4,209)

Net loss per share:
Basic and diluted	$(0.17)	$(0.19)	$(0.17)	($0.18)	$(0.16)	$(0.16)	$(0.16)	($0.13)
Shares used in computing net loss per share:
Basic and diluted	33,130	31,946	31,636	31,262	31,219	31,205	31,198	31,322

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2010, our disclosure controls and procedures were effective.

  Management's Annual Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f)) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

          Burr Pilger Mayer, Inc., an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, as stated in their report, which is included under Item 15 below.

  Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on or about June 7, 2011, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

Item 11.    Executive Compensation

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on or about June 7, 2011, which information is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be provided in response to this item, including information relating to securities authorized for issuance under equity compensation plans, will be presented in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on or about June 7, 2011, which information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on or about June 7, 2011, which information is incorporated into this report by reference.

Item 14.    Principal Accountant Fees and Services

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on or about June 7, 2011, which information is incorporated into this report by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the Index to Consolidated Financial Statements on pages 51 through 83 of this report.

  (2)
  Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits

2.1(1)	Merger Agreement regarding the Registrant's reincorporation in Delaware
2.2(2)	Agreement and Plan of Merger by and among MoSys, Inc., MLI Merger Corporation, MagnaLynx, Inc., and the Representative of the Shareholders of MagnaLynx, Inc. dated as of March 24, 2010
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(4)	Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2(5)	Rights Agreement, dated November 10, 2010, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent
4.2.1(5)	Form of Right Certificate
4.2.2(5)	Summary of Rights to Purchase Preferred Shares
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(6)*	Form of Restricted Stock Purchase Agreement
10.3(7)*	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.3.1(8)*	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.4(9)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.5(10)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(11)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.7.1(12)*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 28, 2007
10.7.2(13)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.7.3(14)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.8(15)*	Employment offer letter agreement between the Registrant and James Sullivan dated December 21, 2007
10.9(16)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008

10.10(17)*	Employment offer letter agreement between Registrant and David DeMaria dated as of July 31, 2008
10.11(18)*	Change-in-control Agreement between Registrant and David DeMaria dated as of August 18, 2008
10.12(19)*	Employment offer letter agreement between Registrant and Sundari Mitra dated as of June 4, 2009
10.13(20)*	Non-Competition Agreement between Registrant and Sundari Mitra dated as of June 5, 2009
10.14(21)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.15(22)	Lease Agreement between Registrant and Mission West Properties, L.P.I, dated July 19, 2010
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

(1)
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(2)
Incorporated by reference to Exhibit 2.4 to Form 10-K filed by the Company on March 26, 2010 (Commission File No. 000-32929).

(3)
Incorporated by reference to Exhibit 3.6 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).

(4)
Incorporated by reference to Exhibit 3.4 to Form 8-K filed by the Company on October 29, 2008 (Commission File No. 000-32929).

(5)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).

(6)
Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 17, 2001 (Commission File No. 333-43122).

(7)
Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 17, 2001 (Commission File No. 333-43122).

(8)
Incorporated by reference to Appendix B to the Company's proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).

(9)
Incorporated by reference to Exhibit 10.15 to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32929).

(10)
Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(11)
Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(12)
Incorporated by reference to Exhibit 10.25.1 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(13)
Incorporated by reference to Exhibit 10.25.2 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(14)
Incorporated by reference to Exhibit 10.25.3 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(15)
Incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(16)
Incorporated by reference to Exhibit 10.27 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(17)
Incorporated by reference to Exhibit 10.30 to Form 10-Q filed by the Company on November 7, 2008 (Commission File No. 000-32929).

(18)
Incorporated by reference to Exhibit 10.31 to Form 10-Q filed by the Company on November 7, 2008 (Commission File No. 000-32929).

(19)
Incorporated by reference to Exhibit 10.32 to Form 8-K filed by the Company on June 12, 2009 (Commission File No. 000-32929).

(20)
Incorporated by reference to Exhibit 10.33 to Form 10-K filed by the Company on March 26, 2010 (Commission File No. 000-32929).

(21)
Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 4, 2009 (Commission File No. 333-159753).

(22)
Incorporated by reference to Exhibit 10.35 to Form 8-K filed by the Company on June 22, 2010 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2011.

MOSYS, INC.
By:	/s/ LEONARD PERHAM Leonard Perham President and Chief Executive Officer
By:	/s/ JAMES W. SULLIVAN James W. Sullivan Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date
/s/ LEONARD PERHAM Leonard Perham	President, Chief Executive Officer, and Director	March 15, 2011
/s/ JAMES W. SULLIVAN James W. Sullivan	Vice President of Finance and Chief Financial Officer	March 15, 2011
/s/ CARL E. BERG Carl E. Berg	Director	March 15, 2011
/s/ TOMMY ENG Tommy Eng	Director	March 15, 2011
/s/ CHI-PING HSU Chi-Ping Hsu	Director	March 15, 2011
/s/ JAMES D. KUPEC James D. Kupec	Director	March 15, 2011

MOSYS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc.

        We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 15, 2011

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc

        We have audited the internal control over financial reporting of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, MoSys, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MoSys, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010, and the related financial statement schedule and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 15, 2011

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$14,340	$7,123
Short-term investments	15,011	24,215
Accounts receivable, net	1,079	739
Unbilled contracts receivable	202	1,022
Prepaid expenses and other current assets	3,377	3,235

Total current assets	34,009	36,334
Long-term investments	8,193	9,098
Property and equipment, net	2,160	1,561
Goodwill	23,134	22,787
Intangible assets, net	6,238	4,616
Other assets	232	1,147

Total assets	$73,966	$75,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$839	$514
Accrued expenses and other liabilities	2,604	1,750
Accrued acquisition-related earn-out	1,500	5,659
Accrued restructuring liabilities	19	112
Deferred revenue	1,801	2,671

Total current liabilities	6,763	10,706

Long-term liabilities	146	136
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 37,225 shares and 31,224 shares issued and outstanding at December 31, 2010 and 2009, respectively	372	312
Additional paid-in capital	143,336	117,941
Accumulated other comprehensive income	4	41
Accumulated deficit	(76,655)	(53,593)

Total stockholders' equity	67,057	64,701

Total liabilities and stockholders' equity	$73,966	$75,543

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net revenue
Licensing	$6,468	$3,476	$3,156
Royalty	9,095	7,982	10,870

Total net revenue	15,563	11,458	14,026
Cost of net revenue
Licensing	2,826	1,993	2,797

Total cost of net revenue	2,826	1,993	2,797
Gross profit	12,737	9,465	11,229
Operating expenses
Research and development	25,534	19,255	17,206
Selling, general and administrative	10,391	9,507	12,006
Impairment of intangible assets	—	—	1,379
Restructuring charges	—	706	1,334

Total operating expenses	35,925	29,468	31,925
Loss from operations	(23,188)	(20,003)	(20,696)
Other income and expense, net	177	744	2,243

Loss before income taxes	(23,011)	(19,259)	(18,453)
Income tax provision (benefit)	51	(155)	132

Net loss	$(23,062)	$(19,104)	$(18,585)

Net loss per share
Basic and diluted	$(0.72)	$(0.61)	$(0.59)
Shares used in computing net loss per share
Basic and diluted	31,870	31,238	31,698

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balance at January 1, 2008	31,889	$319	$111,842	$35	$(15,904)	$96,292
Issuance of Common Stock upon exercise of options	48	1	183	—	—	184
Repurchase of Restricted Common Stock	(32)	—	(16)	—	—	(16)
Repurchase of Common Stock	(275)	(3)	(972)	—	—	(975)
Stock-based compensation	—	—	4,743	—	—	4,743
Other comprehensive loss—change in unrealized gain on available-for-sale investments	—	—	—	245	—	245
Net loss	—	—	—	—	(18,585)	(18,585)

Comprehensive loss						(18,340)

Balance at December 31, 2008	31,630	317	115,780	280	(34,489)	81,888
Issuance of Common Stock upon exercise of options	26	—	40	—	—	40
Repurchase of Restricted Common Stock	(3)	(1)	(7)	—	—	(8)
Repurchase of Common Stock	(429)	(4)	(926)	—	—	(930)
Stock-based compensation	—	—	3,054	—	—	3,054
Other comprehensive loss—change in unrealized gain on available-for-sale investments	—	—	—	(239)	—	(239)
Net loss	—	—	—	—	(19,104)	(19,104)

Comprehensive loss						(19,343)

Balance at December 31, 2009	31,224	312	117,941	41	(53,593)	64,701
Issuance of Common Stock upon exercise of options and release of awards	1,046	10	2,181	—	—	2,191
Issuance of Common Stock, net of costs of $46	4,955	50	19,916	—	—	19,966
Stock-based compensation	—	—	3,298	—	—	3,298
Other comprehensive loss—change in unrealized gain on available-for-sale investments	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(23,062)	(23,062)

Comprehensive loss						(23,099)

Balance at December 31, 2010	37,225	$372	$143,336	$4	$(76,655)	$67,057

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(23,062)	$(19,104)	$(18,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	857	714
Amortization of intangible assets	2,818	1,464	742
Stock-based compensation	3,298	3,054	4,743
Impairment of intangible assets	—	—	1,379
Non-cash restructuring charges	—	122	330
Provision for doubtful accounts	—	47	—
Other non-cash items	65	(33)	(20)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(326)	742	207
Unbilled contracts receivable	1,055	1,921	90
Prepaid expenses and other assets	1,204	(307)	311
Deferred revenue	(1,027)	(39)	438
Accounts payable	(125)	34	13
Accrued expenses and other liabilities	(365)	381	77
Accrued restructuring liabilities	(93)	(878)	1,004

Net cash used in operating activities	(15,558)	(11,739)	(8,557)
Cash flows from investing activities:
Purchases of property and equipment	(1,412)	(1,103)	(484)
Net cash paid for purchase of businesses.	(7,935)	(13,563)	—
Proceeds from sales and maturities of marketable securities	57,734	48,804	70,354
Purchases of marketable securities	(47,687)	(31,893)	(80,664)

Net cash provided by (used in) investing activities	700	2,245	(10,794)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,191	40	184
Proceeds from the sale of common stock, net of issuance costs	19,966	—	—
Payments on capital lease obligations	(82)	—	—
Repurchase of common stock	—	(938)	(991)

Net cash provided by (used in) financing activities	22,075	(898)	(807)
Net increase (decrease) in cash and cash equivalents	7,217	(10,392)	(20,158)
Cash and cash equivalents at beginning of year	7,123	17,515	37,673

Cash and cash equivalents at end of year	$14,340	$7,123	$17,515

Supplemental disclosure:
Cash paid for income taxes	$56	$24	$38
Transaction fees paid for repurchase of common stock	$—	$13	$8
Property and equipment acquired through capital lease	$201	$212	$—
Intangible assets acquired for contingent consideration, in connection with the acquisition of Prism Circuits, Inc.	$—	$4,550	$—

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

The Company

        MoSys, Inc., (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company designs, develops, markets and licenses high performance semiconductor memory and high-speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. In February 2010, the Company announced the commencement of a new product initiative to develop a family of integrated circuit (IC) products under the "Bandwidth Engine" product name. Bandwidth Engine ICs combine the Company's high-density embedded memory with its high-speed 10 Gigabits per second interface (I/O) technology and will initially be marketed to networking systems companies.

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

Foreign Currency

        The functional currency of the Company's foreign entities is the U.S. dollar. The financial statements of these entities are translated into U.S. dollars and the resulting gains or losses are included in other income and expense, net in the consolidated statements of operations. Such gains and losses were not material for any period presented. Foreign currency transaction gains and losses resulting from converting local currency to the U.S. dollar were not material for any period presented.

Cash Equivalents and Investments

        The Company has invested its excess cash in money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company's available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income and expense, net line item in the consolidated statements of operations. The cost of securities sold is based on the specific identification method (see Note 3).

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

  Level 2—Pricing is provided by third party sources of market information obtained through the Company's investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company's Level 2 securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company's investment advisors obtain pricing data from independent sources, such as Standard & Poor's, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company grants credit only to customers deemed credit-worthy in the judgment of management. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. The allowance for doubtful accounts receivable was $125,000 and $93,000 at December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, $78,000 was written off. For the years ended December 31, 2009 and 2008, no amounts were written off.

Unbilled Contracts Receivable

        Under the percentage of completion method, if the amount of revenue recognized exceeds the amount of billings to a customer, the excess amount is carried as an unbilled contracts receivable. At December 31, 2010 the unbilled contracts receivable balance primarily related to future billings on contracts acquired from Prism Circuits, Inc. (see Note 4).

Property and Equipment

        Property and equipment are originally recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term.

Valuation of Long-lived Assets

        The Company evaluates the recoverability of long-lived assets with finite lives whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to five years. An impairment charge is recognized as the difference between the net book value of such assets and the fair value of such assets at the date of measurement. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. See Notes 4 and 5 for discussion on impairment of long-lived assets.

Purchased Intangible Assets

        Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to business combinations were as follows (dollar amounts in thousands):

	December 31, 2010
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3-5	$9,240	$3,188	$6,052
Customer relationships	3	390	204	186
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	140	—

Total		$10,520	$4,282	$6,238

	December 31, 2009
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3	$4,800	$910	$3,890
Customer relationships	3	390	74	316
Contract backlog	1	750	427	323
Non-compete agreements	1.5	140	53	87

Total		$6,080	$1,464	$4,616

        For the years ended December 31, 2010, 2009 and 2008, amortization expense was $2.8 million, $1.5 million and $0.7 million, respectively. Amortization expense has been included in research and development expense in the consolidated statements of operations. The estimated aggregate amortization expense to be recognized in future years is approximately $2.6 million for 2011, $1.6 million for 2012, $0.9 million for 2013, $0.9 million for 2014, and $0.2 million for 2015.

  Goodwill

        The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company uses a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the

Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company we must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performed the annual impairment test in September 2010, and the test did not indicate impairment of goodwill, as the fair value exceeded the carrying value of the reporting unit by approximately 63%. As the Company used the market approach to assess impairment, the price of its common stock price is an important component of the fair value calculation. If its stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. As of December 31, 2010, the Company had not identified any factors to indicate there was an impairment of our goodwill and determined that no additional impairment analysis was required.

        The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Carrying Value
Balance as of December 31, 2009 (1)	$22,787
Goodwill recorded in connection with the acquisition of MagnaLynx, Inc. (see Note 4)	347

Balance as of December 31, 2010	$23,134

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

  Licensing

        Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For stand-alone license agreements or license deliverables in multi-element arrangements that do not require significant development, modification or customization, revenues are recognized when all revenue recognition criteria have been met. Delivery of the licensed technology is typically the final revenue recognition criterion met, at which time revenue is recognized. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria have been met.

        For license agreements that include deliverables requiring significant production, modification or customization, and where the Company has significant experience in meeting the design specifications involved in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Revenue recognized in any period is dependent on the Company's progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimating the total direct labor hours. The Company follows this method because it can obtain reasonably dependable estimates of the direct labor hours to perform the contract services. The direct labor hours for the development of the licensee's design are estimated at the beginning of the contract. As these direct labor hours are incurred, they are used as a measure of progress towards completion. The Company has the ability to reasonably estimate the direct labor hours on a contract-by-contract basis based on its experience in developing prior licensees' designs. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts as the contract progresses to completion and will revise its estimates of revenue and gross profit under the contract if the Company revises the estimations of the direct labor hours to complete. The Company's policy is to reflect any revision in the contract gross profit estimate in reported income or loss in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined to be likely. No loss accruals were recorded during the year ended December 31, 2010. For the year ended December 31, 2009, the Company recorded a loss accrual of $24,000 for one agreement. For the year ended December 31, 2008, the Company recorded loss accruals on two agreements for a total of $256,000. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, then the excess amount is recorded as an unbilled contracts receivable.

        For contracts involving design specifications that the Company has not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method, and the Company defers the recognition of all revenue until the design meets the contractual design specifications. In this event, the cost of revenue is expensed as incurred. When the Company has experience in meeting design specifications but does not have significant experience to reasonably estimate the direct labor hours related to services to meet a design specification, the Company defers both the recognition of revenue and the cost. No revenue was recognized under the completed contract method for the years ended December 31, 2010, 2009 and 2008.

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

        From time to time, a licensee may cancel a project during the development phase. Such a cancellation is not within the Company's control and is often caused by changes in market conditions or the licensee's business. Cancellations of this nature are an aspect of the Company's licensing business, and, in general, its license contracts allow the Company to retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurs. Typically under the Company's license agreements, the licensee is obligated to complete the project within a stated timeframe, including assisting the Company in completing the final milestone. If the Company performs the contracted services, the licensee is obligated to pay the license fees even if the licensee fails to complete verification or cancels the project prior to completion. For accounting purposes the Company will consider a project to have been canceled even in the absence of specific notice from its licensee if there has been no activity under the contract for six months or longer and the Company believes that completion of the contract is unlikely. In this event, the Company recognizes revenue in the amount of cash received, if the Company has performed a sufficient portion of the development services. If a cancelled contract had been entered into before the establishment of technological feasibility, the costs associated with the contract would have been expensed prior to the recognition of revenue under the completed contract method. In that case, there would be no costs associated with that revenue recognition, and gross margin would increase for the corresponding period. No license revenue was recognized from canceled contracts for the years ended December 31, 2010, 2009 and 2008.

        Under limited circumstances, the Company also recognizes prepaid pre-production royalties as license revenues. These are lump sum payments made when the Company enters into licensing agreements that cover future shipments of a product that is not commercially available from the licensee. The Company characterizes such payments as license revenues because they are paid as part of the initial license fee and not with respect to products being produced by the licensee. These payments are non-cancelable and non-refundable. Revenue from prepaid production royalties was $0.8 million for the year ended December 31, 2010. No revenue from prepaid production royalties was recognized for the years ended December 31, 2009 and 2008.

  Royalty

        The Company's licensing contracts typically also provide for royalties based on licensees' use of the Company's memory technology in their currently shipping commercial products. The Company recognizes royalties in the quarter in which it receives the licensee's report. Under limited circumstances, the Company may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with the Company's normal billing terms. If any of these criteria are not met, the Company defers revenue recognition until such time as all criteria have been met.

Cost of Revenue

        Cost of licensing revenue consists primarily of engineering personnel and overhead allocation costs directly related to development services specified in agreements. These services typically include customization of the Company's technologies for the licensee's particular integrated circuit design and may include engineering support to assist in the commencement of production of a licensee's products. The Company recognizes cost of licensing revenue in the following manner:

  •
  If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which the Company incurs the engineering costs. If revenue is deferred, the corresponding costs are deferred. Deferred costs are charged to cost of licensing revenues when the related revenue is recognized.

  •
  If licensing revenue is recognized using the completed contract method, to the extent that the amount of engineering cost does not exceed the amount of the related licensing revenue, the cost of licensing revenue is deferred on a contract-by-contract basis from the time the Company has established technological feasibility of the product to be developed under the license contract. Technological feasibility is established when the Company has completed all activities necessary to demonstrate that the licensee's product can be produced to meet the performance specifications when incorporating its technology. Deferred costs are capitalized in other current assets and charged to cost of licensing revenue when the related revenue is recognized.

Research and Development

        Engineering costs are generally recorded as research and development expense in the period incurred and include costs incurred with respect to internally developed technology and engineering services which are not directly related to a particular licensee, license agreement or license fees.

Stock-Based Compensation

        The Company recognizes stock-based compensation for awards on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value.

Per Share Amounts

        Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. As of December 31, 2010, 2009 and 2008, stock awards to purchase approximately 10,603,000, 10,791,000 and 7,181,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(23,062)	$(19,104)	$(18,585)
Denominator:
Shares used in computing net loss per share:
Add: weighted-average common shares outstanding	32,049	31,238	31,744
Less: unvested common shares subject to repurchase	(179)	-	(46)

Basic and diluted	31,870	31,238	31,698
Net loss per share:
Basic and diluted	$(0.72)	$(0.61)	$(0.59)

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

        The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is not currently under any tax jurisdiction examination. The 2003 through 2010 tax years generally remain subject to examination by federal, state and foreign tax authorities.

        As of December 31, 2010, the Company did not have any unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the years ended December 31, 2010, 2009 and 2008, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Comprehensive Loss

        Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net loss and comprehensive loss is due to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss is reflected in the consolidated statements of stockholders' equity.

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (FASB) issued guidance for revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance. Under this guidance, when vendor-specific objective evidence or third- party evidence for deliverables in such an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Additionally, in October 2009, the FASB issued guidance modifying its earlier software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. The guidance for both topics will apply to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that the adoption of the guidance and does not believe it will have a material impact on its consolidated financial statements.

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

Note 2: Consolidated Balance Sheets and Statements of Operations Components

	December 31,
	2010	2009
	(in thousands)
Prepaid expenses and other current assets:
Right from UBS Financial Services, Inc.	$—	$1,126
Tax receivable	843	122
Deferred cost of revenue	872	39
Prepaid expenses and other assets	1,662	1,948

	$3,377	$3,235

Property and equipment:
Equipment, furniture and fixtures and leasehold improvements	$3,761	$3,214
Acquired software	618	1,140

	4,379	4,354
Less: Accumulated depreciation and amortization	(2,219)	(2,793)

	$2,160	$1,561

Property and equipment included $413,000 and $212,000, respectively, of testing equipment purchased through capital leases. The accumulated amortization of property and equipment under capital leases was $117,000 and $27,000, respectively. See Note 11 for disclosure on future minimum lease payments.

Accrued expenses and other liabilities:
Accrued wages and employee benefits	$776	$566
Employee stock purchase plan withholdings	429	—
Professional fees	319	328
Other	1,080	856

	$2,604	$1,750

Other income and expense, net:

	2010	2009	2008
	(in thousands)
Interest income	$272	$862	$2,331
Other expense, net	(95)	(118)	(88)

	$177	$744	$2,243

Note 3: Fair Value of Financial Instruments

        The estimated fair values of financial instruments outstanding were as follows (in thousands):

	2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$14,340	$—	$—	$14,340

Short-term investments:
U.S government debt securities	$8,711	$1	$(2)	$8,710
Corporate notes	5,115	6	(5)	5,116
Certificates of deposit	1,185	—	—	1,185

Total short-term investments	$15,011	$7	$(7)	$15,011

Long-term investments:
U.S. government debt securities	$6,204	$—	$(2)	$6,202
Corporate notes	1,507	6	—	1,513
Certificates of deposit	480	—	(2)	478

Total long-term investments	$8,191	$6	$(4)	$8,193

	2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$7,123	$—	$—	$7,123

Short-term investments:
U.S government debt securities	$6,023	$41	$—	$6,064
Corporate notes and commercial paper	5,814	19	—	5,833
Certificates of deposit	4,407	—	(8)	4,399

Total short-term investments	$16,244	$60	$(8)	$16,296

Long-term investments:
U.S. government debt securities	$8,100	$7	$(16)	$8,091
Corporate notes	1,007	—	—	1,007

Total long-term investments	$9,107	$7	$(16)	$9,098

        The balances as of December 31, 2009, exclude auction-rate securities and a right from UBS Financial Services, Inc. (UBS). As of December 31, 2010 and 2009, all of the available-for-sale securities with unrealized losses were in a loss position for less than 12 months. Total fair value of available-for-sale securities with unrealized losses was $10.4 million at December 31, 2010.

        Cost and fair value of investments based on two maturity groups at December 31, 2010 and 2009 were as follows (in thousands) (auction-rate securities are excluded from the December 31, 2009 amounts):

	2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$15,011	$7	$(7)	$15,011
Due in 1-2 years	8,191	6	(4)	8,193

Total	$23,202	$13	$(11)	$23,204

	2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$16,244	$60	$(8)	$16,296
Due in 1-2 years	9,107	7	(16)	9,098

Total	$25,351	$67	$(24)	$25,394

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

        The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) and for an acquisition-related earn-out liability as of December 31, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Money market funds	$4,399	$4,399	$—	$—
Certificates of deposit	1,853	—	1,853	—
Corporate notes and commercial paper	14,278	—	14,278	—
U.S. government debt securities	15,414	—	15,414	—

Total assets	$35,944	$4,399	$31,545	$—

Acquisition-related earn-out liability	$1,000	$—	$—	$1,000

Total liabilities	$1,000	$—	$—	$1,000

        There were no transfers in or out of Level 1 and Level 2 securities during the year ended December 31, 2010.

        The following table provides a summary of changes in fair value of the Company's financial assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 (in thousands):

Fair Value
Balance at December 31, 2008	$9,120
Realized loss on right from UBS included in earnings	(474)
Realized gain on auction-rate securities included in earnings	499
Sale of Level 3 securities	(100)

Balance at December 31, 2009	9,045
Realized loss on right from UBS included in earnings	(734)
Realized gain on auction-rate securities included in earnings	734
Sale of Level 3 securities	(9,045)

Balance at December 31, 2010	$—

        On July 1, 2010, UBS purchased the auction-rate securities from the Company at par value, resulting in no realized gains and losses.

        The following table provides a summary of changes in fair value of the Company's acquisition-related earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 (in thousands):

Fair Value
Balance at December 31, 2008	$—
Issuance of earn-out (see Note 4)	4,550

Balance at December 31, 2009	4,550
Issuance of earn-out (see Note 4)	1,000
Payment of earn-out	(4,550)

Balance at December 31, 2010	$1,000

Note 4: Acquisitions and Impairment of Intangible Assets

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

        On August 8, 2007, the Company acquired intellectual property and other assets from LSI Design and Integration Corporation (LDIC) in a transaction related to the Atmel acquisition. The Company acquired this technology and related assets in exchange for 500,000 shares of the Company's common stock with a grant-date fair value of $7.07 per share. Of the 500,000 shares issued by the Company for the LDIC acquisition, $2.1 million (which represents the 300,000 shares valued at $7.07) was recorded as intangible assets and the other 200,000 shares were reserved for future distribution to employees and are recognized as compensation expense over the vesting period (see Note 7). The Company recorded the fair value of the 300,000 shares as part of the asset purchase consideration.

        The Company evaluated the specified assets and allocated the cost of the acquisition to the individual assets based on their relative fair values. The Company amortized the amortizable identified intangible assets based on their respective useful lives, ranging from three to five years.

        Amortization expense was $0.7 million in 2008 and has been included in research and development expense in the consolidated statements of operations. In December 2008, the Company announced and initiated a plan to exit the unprofitable and non-core analog/mixed-signal product lines, resulting in the elimination of approximately 90 employees and closure of the subsidiaries in China and Romania. In conjunction with the restructuring plan, the Company concluded that due to the lack of future cash flows, the intangible assets were impaired and should be written off. The Company recorded an impairment charge of $1.4 million in the fourth quarter of 2008. See Note 5 for related restructuring charges incurred related to this exit plan.

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

        Because the acquisition agreement provided that 30% of the earn-out payment could be earned by the shareholders of Prism Circuits based on the Company's future employment of individuals, the amount allocated to this objective, or $1.95 million, was not considered to be a component of the acquisition price and was recognized as compensation expense and accrued on a straight-line basis over the one-year period subsequent to the acquisition. For 2010 and 2009, the Company recorded $0.8 million and $1.1 million, respectively, of expense and liability for the retention objective, which was achieved in June 2010. The remaining portion of the earn-out payment, or $4.55 million, was included in the acquisition price because the Company expected that it was more likely than not that the objectives related to this earn-out payment would be met.

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

        The contract backlog asset is attributable to the value of agreements acquired from Prism Circuits that were in the process of being delivered at the time of acquisition. The value of the contract backlog was determined by discounting estimated net future cash flows of the milestone payments based on established valuation techniques accepted in the technology industry. The Company expected to fulfill its obligations under these agreements during a one year period, and therefore this asset was being amortized on a straight-line basis over one year.

        The non-compete agreements asset was attributable to the non-compete agreements executed by certain former key employees of Prism Circuits that have been employed by the Company and was amortized on a straight-line basis over the eighteen month terms of the agreements.

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

        The Company recorded a total acquisition price as follows (in thousands):

Cash	$3,355
Acquisition-related earn-out	1,000
Indemnification holdback	500
Liabilities assumed by MoSys	32

Total acquisition price	$4,887

        The allocation of the acquisition price for net tangible and intangible assets was as follows (in thousands):

Net tangible assets	$100
Intangible asset—developed technology	4,440
Goodwill	347

Total acquisition price	$4,887

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

Note 5: Restructuring Charges and Accruals

        In 2008, the Company announced and initiated a plan to exit its unprofitable and non-core analog/mixed-signal product lines acquired from Atmel and LDIC, resulting in the elimination of approximately 90 positions and closure of subsidiaries in China and Romania. In the first quarter of 2009, the Company recorded restructuring charges of $275,000, which were primarily related to employee terminations, costs to exit a leased facility in China and other costs related to closing the analog/mixed- signal subsidiaries. Total restructuring charges resulting from the exit of the analog/mixed-signal product lines were $1.6 million, and the Company does not expect to incur additional restructuring charges related to this exit initiative.

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

        Restructuring activity was as follows (in thousands):

	Workforce reduction	Facility related and other termination costs	Asset impairments	Total
Balance at December 31, 2008	$972	$32	$—	$1,004
Restructuring charges	216	439	51	706
Asset impairments	—	(71)	(51)	(122)
Cash payments	(1,188)	(288)	—	(1,476)

Balance at December 31, 2009	—	112	—	112
Cash payments	—	(93)	—	(93)

Balance at December 31, 2010	$—	$19	$—	$19

        Costs related to workforce reductions primarily represented severance payments and related payroll taxes and benefits. Facility costs and other costs primarily include termination fees related to leases, and lease payments to be incurred until termination of the leases and services. Asset impairment costs include the write-off of fixed assets and software licenses, which are not expected to generate future cash flows. Non-cash settlement costs include the write-off of fixed assets and software licenses that are not expected to generate future cash flows. The remaining termination costs are expected to be paid in 2011.

Note 6: Income Taxes

        The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current portion:
Federal	$(19)	$(109)	$9
State	2	(23)	2
Foreign	68	(23)	121

	$51	$(155)	$132

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Federal and state loss carryforwards	$24,468	$15,340
Reserves, accruals and other	512	355
Depreciation and amortization	2,193	1,651
Deferred stock-based compensation	2,320	2,142
Research and development credit carryforwards	6,434	5,231
Foreign tax credits	1,084	1,053

Total deferred tax assets	37,011	25,772
Deferred tax liabilities:
Acquired intangible assets and other	1,970	164
Less: Valuation allowance	(35,041)	(25,608)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $9.4 million and $0.8 million during the years ended December 31, 2010 and 2009, respectively. The valuation allowance at December 31, 2010 includes $1.9 million related to stock option deductions incurred prior to January 1, 2006, the benefit of which will be credited to additional paid-in capital if they become realized.

        As of December 31, 2010, the Company had net operating loss carryforwards of approximately $62.3 million for federal income tax purposes and approximately $61.3 million for state income tax purposes. These losses are available to reduce taxable income and expire at various times from 2013 through 2030. Approximately $4.6 million of federal net operating loss carryforwards and $3.9 million of state net operating loss carryforwards are related to excess tax benefits from stock-based compensation and will be charged to additional paid-in capital when realized.

        The Company also had federal research and development tax credit carryforwards of approximately $4.1 million, which will expire beginning in 2011, and California research and development credits of approximately $3.6 million, which do not have an expiration date. The Company had foreign tax credits available for federal income tax purposes of approximately $1.1 million which will begin to expire in 2014.

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

        A reconciliation of income taxes provided at the federal statutory rate (35%) to actual income tax provision (benefit) follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income tax benefit computed at U.S. statutory rate	$(8,054)	$(6,741)	$(6,459)
State income tax (net of federal benefit)	2	(22)	2
Foreign income tax at rate different from U.S. statutory rate	(90)	167	455
Research and development credits	(1,239)	(1,028)	(466)
Foreign tax credit	(21)	(196)	(76)
Stock-based compensation	607	545	642
Valuation allowance changes affecting tax provision	8,979	7,006	5,846
Other	(133)	114	188

Income tax provision (benefit)	$51	$(155)	$132

        The domestic and foreign components of income (loss) before income tax provision (benefit) were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S.	$(23,499)	$(18,692)	$(17,562)
Non-U.S.	488	(567)	(891)

	$(23,011)	$(19,259)	$(18,453)

Note 7: Stock-Based Compensation

Equity Compensation Plans

Common Stock Option Plans

        In 1996, the Company adopted the 1996 Stock Plan (1996 Plan), which expired in 2006. As of December 31, 2010, no options were available for future issuance under the 1996 Plan and no options were outstanding.

        In 2000, the Company adopted the 2000 Stock Plan and later amended in 2004 (Amended 2000 Plan), which was terminated in 2010. As of December 31, 2010, no options were available for future issuance under the Amended 2000 Plan and options to purchase approximately 5,244,000 shares were outstanding with a weighted-average exercise price of $4.65 per share. The Amended 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to the date of expiration.

        In June 2010, the Company's stockholders approved the 2010 Equity Incentive Plan (2010 Plan). The 2010 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the 2010 Plan, 4,000,000 shares were initially reserved for issuance and there will be an automatic annual increase in the share reserve of 500,000 on January 1 of each year. The 2010 Plan has a 10 year term and provides for annual option grants or other awards to our non-employee directors to acquire up to 40,000 shares and for a one-time grant of an option or other award to a non-employee director to acquire up to 120,000 shares upon his or her initial appointment or election to the board of directors.

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

        The 1996 Plan, Amended 2000 Plan and 2010 Plan are referred to collectively as the "Plans."

        The Company may also award shares to new employees outside the Plans, as material inducements to the acceptance of employment with the Company. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer.

Employee Stock Purchase Plan

        In June 2010, the Company's stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company's common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company's common stock either at the beginning or the end of each six-month offering period, whichever is less. On September 1, 2010, the Company commenced the first offering period under the ESPP. As of December 31, 2010, no issuances of common stock had been made under the ESPP.

Stock-Based Compensation Expense

        The Company recorded $3.3 million, $3.1 million and $4.7 million of stock-based compensation expense in 2010, 2009 and 2008, respectively. The total compensation cost of options granted, but not yet vested, as of December 31, 2010 was $7.9 million and is expected to be recognized as expense over a weighted average period of approximately 2.48 years.

        The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statement of cash flows. For the years ended December 31, 2010, 2009 and 2008, there were no such tax benefits associated with the exercise of stock options due to the Company's loss position.

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

        In April 2010, the board of directors of the Company approved the modification of an option previously granted to the Chief Executive Officer to purchase 450,000 shares of common stock to allow him to exercise the option prior to vesting, subject to a right of repurchase by the Company for any shares that subsequently failed to vest in accordance with the terms of a restricted stock purchase agreement. In April 2010, the Chief Executive Officer exercised the option and acquired 337,500 shares that vest over the next 18 months. The modification did not result in any incremental expense. At December 31, 2010, 187,500 of these shares remained unvested.

Valuation Assumptions and Expense Information for Stock-based Compensation

        The fair value of the Company's share-based payment awards for the years ended December 31, 2010, 2009 and 2008 was estimated on the grant dates using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Year Ended December 31,
Employee stock options:	2010	2009	2008
Risk-free interest rate	0.6% - 2.1%	1.2% - 2.1%	1.3% - 3.5%
Volatility	62.5% - 72.7%	55.7% - 63.5%	48.5% - 67.9%
Expected life (years)	4.0	4.0	4.0
Dividend yield	0%	0%	0%

        The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the combination of: 1) four-year historical volatility and 2) implied volatility of the Company's stock price. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends and has no intention to pay dividends in the near future.

        The stock-based compensation expense recorded is adjusted based on estimated forfeiture rates. An annualized forfeiture rate has been used as a best estimate of future forfeitures based on the

Company's historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

        A summary of activity under the Plans is presented below (in thousands, except exercise price):

	Shares Available for Grant	Number of Options outstanding	Weighted Average Exercise Prices
Balance at December 31, 2007	1,062	5,411	$6.80
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(889)	889	$4.09
Options canceled	1,450	(1,450)	$6.63
RSUs canceled	(12)	—	—
Options exercised	—	(48)	$3.85
Options expired	(40)	—	—

Balance at December 31, 2008	2,071	4,802	$6.38
Additional authorized under the Amended 2000 Plan	500	—	—
Options granted	(2,463)	2,463	$2.27
RSUs granted	(25)	—	—
Options canceled	1,813	(1,813)	$6.78
Options exercised	—	(2)	$1.00
Options expired	(21)	—	—

Balance at December 31, 2009	1,875	5,450	$4.37
Additional authorized under the Amended 2000 Plan	500	—	—
Additional authorized under the 2010 Plan	4,000	—	—
Plan termination	(1,502)	—	—
Options canceled prior to and upon termination of the Amended 2000 Plan	487	(487)	$4.31
Options canceled and expired subsequent to termination of the Amended 2000 Plan	—	(401)	$2.98
Options granted	(1,690)	1,690	$4.47
Options exercised	—	(658)	$2.47
Options expired	(20)	—	—

Balance at December 31, 2010	3,650	5,594	$4.64

        A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2007	1,619	$5.92
Granted	1,240	$4.12
Canceled	(752)	$5.58
Exercised	—	—

Balance at December 31, 2008	2,107	$4.99
Granted	3,601	$1.55
Canceled	(388)	$3.24
Exercised	(25)	$1.55

Balance at December 31, 2009	5,295	$2.81
Granted	—	—
Canceled	(108)	$1.55
Exercised	(375)	$1.54

Balance at December 31, 2010	4,812	$2.92

        A summary of the restricted stock award and restricted stock unit activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2007	539	$6.99
Granted	—	—
Vested	(260)	$6.98
Canceled	(7)	$5.91

Non-vested shares at December 31, 2008	272	$7.01
Granted	46	—
Vested	(69)	$6.85
Canceled	(203)	$7.07

Non-vested shares at December 31, 2009	46	$1.60
Granted	—	—
Vested	(15)	$1.60
Canceled	—	—

Non-vested shares at December 31, 2010	31	$1.60

        The following table summarizes significant ranges of outstanding and exercisable options and inducement grants, excluding restricted stock award and restricted stock unit activity, as of December 31, 2010 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.50 - $2.50	4,303	4.51	$1.71	$17,110	1,411	4.51	$1.72	$5,595
$2.51 - $5.00	3,321	4.75	$4.18	$5,020	1,457	4.19	$4.04	$2,404
$5.01 - $7.50	1,961	4.76	$5.83	$146	1,740	4.72	$5.86	$119
$7.51 - $15.00	821	2.02	$8.87	—	783	2.00	$8.90	—

	10,406	4.44	$3.84	$22,276	5,391	4.13	$4.73	$8,118

        As of December 31, 2010, the Company had 9,479,831 options fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 4.4 years, weighted average exercise price of $3.93 and aggregate intrinsic value of approximately $8.1 million.

        The total fair value of options vested, excluding restricted stock units, during the years ended December 31, 2010 calculated using the Black-Scholes valuation method was $1.7 million. The total intrinsic value of employee stock options exercised during each of the years ended December 31, 2010, 2009 and 2008 was $2.4 million, $33,000 and $42,000, respectively.

        Options to purchase 4.2 million and 3.6 million shares with weighted average exercised prices of $5.40 and $6.51 per share were exercisable at December 31, 2009 and 2008, respectively.

Note 8:  Stockholders' Equity

        In December 2010, the Company completed an equity offering and issued approximately five million shares of its common stock for approximately $20.0 million in net proceeds.

Stockholder Rights Plan

        On November 10, 2010, the Company executed a Rights Agreement with Wells Fargo Bank, N.A., as Rights Agent, in connection with the declaration by the Company's board of directors of a dividend of one preferred stock purchase right (a "Right") to be paid on November 10, 2010 (the "Record Date") for each share of the Company's common stock issued and outstanding at the close of business on the Record Date. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series AA Preferred Stock, $0.01 par value per share (a "Preferred Share"), of the Company at a price of $48.00 per one one-thousandth of a Preferred Share, subject to adjustment. The rights will not be exercisable until the distribution date, which is defined as the date that is the earlier of—

  •
  10 days after a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding shares of our common stock, other than a person or such a group that obtains the prior written approval of the board of directors, or holders of "grandfathered stock" as defined below, or

  •
  10 business days, or such later date as may be determined by action of the board of directors prior to such time as any person acquires beneficial ownership of 15% or more of the outstanding shares of our common stock after the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding shares of common stock, unless our board of directors has approved the offer.

        A person who, together with any affiliates and associates of that person, beneficially owns 15% or more of the outstanding shares of our common stock, subject to certain exceptions, is referred to as an "acquiring person" in the rights agreement.

        Holders of "grandfathered stock" are subject to higher ownership thresholds prior to being deemed an acquiring person or triggering a distribution date through their ownership of shares of our common stock. "Grandfathered stock" refers to stock held by Carl E. Berg, his affiliates and associates, heirs, legatees, personal representatives, any trusts formed for his benefit and members of his immediate family as well as their respective affiliates and associates. The beneficial ownership threshold for a holder of grandfathered stock is 20%, rather than 15% as set forth above, for purposes of being deemed an "acquiring person" and triggering a distribution date through beneficial ownership of our common stock. Under the rights agreement, the firm of Ingalls & Snyder, or I&S, and its managed account beneficial owners collectively are not deemed to be an acquiring person as long as none of their shares are held for the purpose of acquiring control or effecting change or influence in control of MoSys, Inc. This exclusion applies only to shares of common stock for which there is only shared dispositive power and I&S has only non-discretionary voting power.

        The rights agreement provides that, until the distribution date, the rights will be transferred with and only with the shares of common stock. Until the distribution date or earlier redemption or expiration of the rights, new common stock certificates issued after the record date, upon transfer or new issuance of shares of common stock, will contain a notation incorporating the rights agreement by reference. Until the distribution date or earlier redemption or expiration of the rights, the surrender for transfer of any certificates for shares of common stock outstanding as of the record date, even without such notation, will also constitute the transfer of the rights associated with the shares of common stock represented by such certificate. As soon as practicable following the distribution date, separate certificates evidencing the rights will be mailed to holders of record of the shares of common stock as of the close of business on the distribution date, and such separate right certificates alone will evidence the rights. The rights will expire on November 10, 2020.

Stock Repurchases

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

Note 9:  Retirement Savings Plan

        Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. Prior to the second quarter of 2009, the Company made a matching contribution on behalf of each participant in an amount equal to 25% of a participant's contributions during the plan year. The Company made matching contributions of $52,000 and $225,000 in 2009 and 2008, respectively. No matching contributions were made in 2010.

Note 10:  Business Segments, Concentration of Credit Risk and Significant Customers

        The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and accounts receivable. Cash, cash equivalents and short-term and long term investments are deposited with high credit quality institutions.

        The Company recognized revenue from licensing of its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Japan	$6,661	$7,288	$8,643
United States	5,886	2,741	1,855
Taiwan	2,888	1,206	2,276
Rest of Asia	128	199	956
Europe	—	24	296

Total	$15,563	$11,458	$14,026

        Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2010	2009	2008
Customer A	23%	44%	55%
Customer B	18%	10%	13%
Customer C	15%	2%	—
Customer D	2%	10%	—

        Four customers accounted for 99% of net accounts receivable at December 31, 2010. Four customers accounted for 97% of net accounts receivable at December 31, 2009.

        Net property and equipment, classified by major geographic areas, were as follows at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
	(in thousands)
U.S.	$1,937	$1,408
Non-U.S.	223	153

Total	$2,160	$1,561

Note 11: Commitments and Contingencies

Leases and Purchase Commitments

        The Company leases its facilities under non-cancelable operating leases that expire at various dates through 2020. Rent expense was approximately $694,000, $454,000 and $784,000 for the years ended December 31, 2010, 2000 and 2008, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

        Future minimum lease payments under non-cancelable operating leases, capital leases and purchase commitments are as follows (in thousands):

Year ended December 31,	Operating leases	Capital lease	Purchase commitments	Total
2011	$805	$181	$2,289	$986
2012	834	146	2,754	980
2013	789	—	188	789
2014	801	—	—	801
2015	673	—	—	673
Thereafter	3,351	—	—	3,351

Total minimum payments	$7,253	$327	$5,231	$7,580

        Purchase commitments include licenses related to computer-aided design tools payable through January 2013.

Indemnification

        In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company's consolidated financial statements for the years ended December 31, 2010, 2009 or 2008 related to these indemnifications.

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

Note 12:  Related Party Transactions

        In 2007 through the first half of 2009, one of the Company's directors was an executive officer of a customer of the Company. Revenue from this customer for the year ended December 31, 2008 was $229,000. There was no revenue from this customer in 2009 and 2010.

        In July 2010, the Company entered into a lease agreement with Mission West Properties, Inc. (the Lessor) to lease approximately 47,000 square feet for its corporate headquarters in Santa Clara, California. The lease term is 120 months. The Company has an option to extend the lease for two additional five-year periods at 95% of the then fair market monthly rent rate. After the first two years of the lease, the Company may terminate the lease early in the event that it has signed a lease to move into a facility that is also owned by the Lessor or one of its affiliates and is at least 20% larger. The Company may also terminate the lease at the end of 60 or 90 months if the Company has sold all or substantially all of its assets to an independent buyer or if the Lessor cannot accommodate the Company's future expansion requirements, provided that the Company pays the Lessor an amount equal to the outstanding unamortized balance of the initial improvements. The chief executive officer and chairman of the board of the Lessor is Carl E. Berg. Mr. Berg is a director of the Company and a member of the compensation committee and the audit committee of the Company's board of directors. Mr. Berg beneficially owns approximately 5% of the Company's common stock, and his daughter's trust beneficially owns approximately 6% of the Company's common stock. For the year ended December 31, 2010, a total of $379,000 of lease payments were paid to Mission West Properties, L.P.I.

        A related party to one of the Company's executive officers performed construction work at its corporate headquarters. In 2010 and 2009, the construction work was completed at a cost of approximately $12,000 and $145,000, respectively, and was paid in full in the respective years.

Note 13:  Subsequent Events

        The Company has evaluated subsequent events through the date of the preparation of these consolidated financial statements are complete and did not identify any material recognizable subsequent events.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions		Deductions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Amounts recovered	Amounts written off	Balance at end of period
Allowance for doubtful accounts
Year ended December 31, 2010	$93	$—	$125	$(15)	$(78)	$125
Year ended December 31, 2009	$75	$47	$46	$(75)	$—	$93
Year ended December 31, 2008	$225	$—	$—	$(150)	$—	$75

INDEX OF EXHIBITS

2.1(1)	Merger Agreement regarding the Registrant's reincorporation in Delaware
2.2(2)	Agreement and Plan of Merger by and among MoSys, Inc., MLI Merger Corporation, MagnaLynx, Inc., and the Representative of the Shareholders of MagnaLynx, Inc. dated as of March 24, 2010
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(4)	Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen common stock certificate
4.2(5)	Rights Agreement, dated November 10, 2010, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent
4.2.1(5)	Form of Right Certificate
4.2.2(5)	Summary of Rights to Purchase Preferred Shares
10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(6)*	Form of Restricted Stock Purchase Agreement
10.3(7)*	2000 Employee Stock Option Plan and form of Option Agreement thereunder
10.3.1(8)*	Amended and Restated 2000 Equity Incentive and Stock Option Plan
10.4(9)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.5(10)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(11)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.7.1(12)*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 28, 2007
10.7.2(13)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.7.3(14)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.8(15)*	Employment offer letter agreement between the Registrant and James Sullivan dated December 21, 2007
10.9(16)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.10(17)*	Employment offer letter agreement between Registrant and David DeMaria dated as of July 31, 2008
10.11(18)*	Change-in-control Agreement between Registrant and David DeMaria dated as of August 18, 2008
10.12(19)*	Employment offer letter agreement between Registrant and Sundari Mitra dated as of June 4, 2009
10.13(20)*	Non-Competition Agreement between Registrant and Sundari Mitra dated as of June 5, 2009
10.14(21)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.15(22)	Lease Agreement between Registrant and Mission West Properties, L.P.I, dated July 19, 2010

21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification

(1)
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(2)
Incorporated by reference to Exhibit 2.4 to Form 10-K filed by the Company on March 26, 2010 (Commission File No. 000-32929).

(3)
Incorporated by reference to Exhibit 3.6 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).

(4)
Incorporated by reference to Exhibit 3.4 to Form 8-K filed by the Company on October 29, 2008 (Commission File No. 000-32929).

(5)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).

(6)
Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 17, 2001 (Commission File No. 333-43122).

(7)
Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 17, 2001 (Commission File No. 333-43122).

(8)
Incorporated by reference to Appendix B to the Company's proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).

(9)
Incorporated by reference to Exhibit 10.15 to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32929).

(10)
Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(11)
Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(12)
Incorporated by reference to Exhibit 10.25.1 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(13)
Incorporated by reference to Exhibit 10.25.2 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(14)
Incorporated by reference to Exhibit 10.25.3 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(15)
Incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(16)
Incorporated by reference to Exhibit 10.27 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(17)
Incorporated by reference to Exhibit 10.30 to Form 10-Q filed by the Company on November 7, 2008 (Commission File No. 000-32929).

(18)
Incorporated by reference to Exhibit 10.31 to Form 10-Q filed by the Company on November 7, 2008 (Commission File No. 000-32929).

(19)
Incorporated by reference to Exhibit 10.32 to Form 8-K filed by the Company on June 12, 2009 (Commission File No. 000-32929).

(20)
Incorporated by reference to Exhibit 10.33 to Form 10-K filed by the Company on March 26, 2010 (Commission File No. 000-32929).

(21)
Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 4, 2009 (Commission File No. 333-159753).

(22)
Incorporated by reference to Exhibit 10.35 to Form 8-K filed by the Company on June 22, 2010 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.