Form 10-Q
period 2011-03-31
MoSys, Inc.
filed 2011-05-10
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 1, 2011, 37,808,627 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$5,899	$14,340
Short-term investments	22,157	15,011
Accounts receivable, net	1,245	1,079
Unbilled contracts receivable	184	202
Prepaid expenses and other current assets	3,013	3,377
Total current assets	32,498	34,009

Long-term investments	6,539	8,193
Property and equipment, net	2,113	2,160
Goodwill	23,134	23,134
Intangible assets, net	5,583	6,238
Other assets	196	232
Total assets	$70,063	$73,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$475	$839
Accrued expenses and other liabilities	2,597	2,604
Accrued acquisition-related liabilities	1,500	1,500
Accrued restructuring liabilities	19	19
Deferred revenue	2,186	1,801
Total current liabilities	6,777	6,763

Long-term liabilities	101	146
Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 37,622 shares and 37,225 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	376	372
Additional paid-in capital	145,497	143,336
Accumulated other comprehensive income (loss)	(4)	4
Accumulated deficit	(82,684)	(76,655)
Total stockholders’ equity	63,185	67,057
Total liabilities and stockholders’ equity	$70,063	$73,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Net revenue
Licensing	$1,347	$1,547
Royalty	2,192	2,003
Total net revenue	3,539	3,550

Cost of net revenue
Licensing	690	782
Total cost of net revenue	690	782

Gross profit	2,849	2,768

Operating expenses
Research and development	6,155	5,973
Selling, general and administrative	2,714	2,598
Total operating expenses	8,869	8,571

Loss from operations	(6,020)	(5,803)
Other income and expense, net	9	109
Loss before income taxes	(6,011)	(5,694)
Income tax provision	18	32

Net loss	$(6,029)	$(5,726)

Net loss per share
Basic and diluted	$(0.16)	$(0.18)
Shares used in computing net loss per share
Basic and diluted	37,264	31,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,029)	$(5,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281	272
Stock-based compensation	709	705
Amortization of intangible assets	655	643
Provision for doubtful accounts	106	—
Other non-cash items	16	22
Changes in assets and liabilities, net of business acquired:
Accounts receivable	(272)	(836)
Unbilled contracts receivable	18	627
Prepaid expenses and other assets	847	255
Deferred revenue	385	(516)
Accounts payable	(634)	(249)
Accrued expenses and other liabilities	(5)	635
Accrued restructuring liabilities	—	(39)
Net cash used in operating activities	(3,923)	(4,207)

Cash flows from investing activities:
Purchases of property and equipment	(240)	(164)
Net cash paid for purchase of MagnaLynx, Inc.	—	(2,204)
Proceeds from sales and maturities of marketable securities	10,353	13,743
Purchase of marketable securities	(15,853)	(11,482)
Net cash used in investing activities	(5,740)	(107)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,269	114
Payments on capital lease obligations	(47)	(20)
Net cash provided by financing activities	1,222	94

Net decrease in cash and cash equivalents	(8,441)	(4,220)

Cash and cash equivalents at beginning of period	14,340	7,123
Cash and cash equivalents at end of period	$5,899	$2,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc., (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company designs, develops, markets and licenses high-performance semiconductor memory and high-speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. In February 2010, the Company announced the commencement of a new product initiative to develop a family of integrated circuit (IC) products under the “Bandwidth Engine” product name. Bandwidth Engine ICs combine the Company’s high-density embedded memory with its high-speed 10 Gigabits per second interface (I/O) technology and are initially being marketed to networking systems companies.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.

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

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, commercial paper, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in the value judged to be other than temporary are included in the other income and expense, net line item in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

Level 2—Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s Level 2 securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, commercial paper, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. The Company grants credit only to customers deemed creditworthy in the judgment of management. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. The allowance for doubtful accounts receivable was $319,000 and $125,000 at March 31, 2011 and December 31, 2010, respectively.

Revenue Recognition

General

The Company generates revenue from the licensing of its IP, and customers pay fees for licensing, development services, royalties and maintenance and support. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements. When sales arrangements contain multiple deliverables (e.g., license and services), the Company reviews each deliverable to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the consideration payable to the Company under the agreement is allocated to each unit of accounting using the relative fair value method. Revenue is recognized for each unit of accounting when the revenue recognition criteria have been met for that unit of accounting.

Licensing

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For stand-alone license agreements or license deliverables in multi-deliverable arrangements that do not require significant development, modification or customization, revenues are recognized when all revenue recognition criteria have been met. Delivery of the licensed technology is typically the final revenue recognition criterion met, at which time revenue is recognized. If any of the criteria are not met, revenue recognition is deferred until such time as all criteria have been met.

Beginning in the first quarter of 2011, the Company allocates revenue among the deliverables using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. Under GAAP, the Company is required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE) and (iii) best estimate of the selling price (ESP). In general, the Company is unable to establish VSOE or TPE for license fees and development services.  Therefore revenue is allocated to these elements based on the Company’s ESP, which the Company determines after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESP for license fee and development services could change. If the Company’s arrangements entered into or materially modified on or after January 1, 2011 were subject to the previous accounting guidance, the reported net revenue amount during the three months ended March 31, 2011, would decrease by approximately $0.2 million or 5% of total net revenue for that period.

For license agreements involving deliverables that do require significant production, modification or customization, and where the Company has significant experience in meeting the design specifications in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Under this method, revenue recognized in any period depends on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimating the total direct labor hours to perform the contract services, based on experience in developing prior licensees’ designs. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As the direct labor hours are incurred, they are used as a measure of progress towards completion. . During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts and will revise its estimates of revenue and gross profit under the contract if it revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income or loss in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined to be likely. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, the excess amount is recorded as an unbilled contracts receivable.

For contracts involving design specifications that the Company has not previously met or if inherent risks make estimates doubtful, the contract is accounted for under the completed contract method.  Under this method, the Company defers the recognition of all revenue until the design meets the contractual design specifications, and the cost of revenue is expensed as incurred. When the Company has experience in meeting design specifications but the lack of significant experience or inherent risks prevent the Company from reasonably estimating the direct labor hours related to services to meet a design specification, the Company defers the recognition of revenue.

The Company provides support and maintenance under many of its license agreements. Under these arrangements, the Company provides unspecified upgrades, design rule changes and technical support. No other upgrades, products or other post-contract support are provided. Support and maintenance revenue is recognized at its fair value established by VSOE, ratably over the period during which the obligation exists, typically 12 months. These arrangements are generally renewable annually by the customer.

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

Royalty

The Company’s licensing contracts typically also provide for royalties based on licensees’ use of the Company’s memory technology in their currently shipping commercial products. The Company recognizes royalties in the quarter in which it receives the licensee’s report. Under limited circumstances, the Company may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with the Company’s normal billing terms. If any of these criteria are not met, the Company defers revenue recognition until such time as all criteria have been met.

Cost of Net Revenue

Cost of licensing revenue consists primarily of engineering personnel and overhead allocation costs directly related to development services specified in agreements. These services typically include customization of the Company’s technologies for the licensee’s particular IC design and may include engineering support to assist in the commencement of production of a licensee’s products. The Company recognizes cost of licensing revenue in the following manner:

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

Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company uses a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performed the annual impairment test in September 2010, and the test did not indicate impairment of goodwill, as the fair value exceeded the carrying value of the reporting unit by approximately 63%. As the Company used the market approach to assess impairment, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. As of March 31, 2011, the Company had not identified any factors to indicate there was an impairment of our goodwill and determined that no additional impairment analysis was required.

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to business combinations were as follows (dollar amounts in thousands):

	March 31, 2011
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$3,810	$5,430
Customer relationships	3	390	237	153
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	140	—
Total		$10,520	$4,937	$5,583

	December 31, 2010
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$3,188	$6,052
Customer relationships	3	390	204	186
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	140	—
Total		$10,520	$4,282	$6,238

The related amortization expense was $0.7 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense has been included in research and development expense in the condensed consolidated statements of operations.  The estimated aggregate amortization expense to be recognized in future years is approximately $2.0 million for the remainder of 2011, $1.6 million for 2012, $0.9 million for 2013, $0.9 million for 2014 and $0.2 million for 2015.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. For the three months ended March 31, 2011 and 2010, stock awards to purchase approximately 10,110,000 and 10,767,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of other comprehensive loss for the three months ended March 31, 2011 and 2010, were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(6,029)	$(5,726)
Change in net unrealized loss on available-for-sale securities	(8)	(25)
Comprehensive loss	$(6,037)	$(5,751)

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were as follows (in thousands):

	March 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$5,899	$—	$—	$5,899
Short-term investments:
U.S. government debt securities	$8,779	$5	$(1)	$8,783
Corporate notes and commercial paper	11,682	12	(4)	11,690
Certificates of deposit	1,685	—	(1)	1,684
Total short-term investments	$22,146	$17	$(6)	$22,157
Long-term investments:
U.S. government debt securities	$4,501	$—	$(12)	$4,489
Corporate notes	1,573	—	(3)	1,570
Certificates of deposit	480	—	—	480
Total long-term investments	$6,554	$—	$(15)	$6,539

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$14,340	$—	$—	$14,340
Short-term investments:
U.S. government debt securities	$8,711	$1	$(2)	$8,710
Corporate notes	5,115	6	(5)	5,116
Certificates of deposit	1,185	—	—	1,185
Total short-term investments	$15,011	$7	$(7)	$15,011
Long-term investments:
U.S. government debt securities	$6,204	$—	$(2)	$6,202
Corporate notes	1,507	6	—	1,513
Certificates of deposit	480	—	(2)	478
Total long-term investments	$8,191	$6	$(4)	$8,193

As of March 31, 2011 and 2010, all of the available-for-sale securities with unrealized losses were in a loss position for less than 12 months.  Total fair value of available-for-sale securities with unrealized losses was $14.9 million at March 31, 2011.

Cost and fair value of investments based on two maturity groups were as follows (in thousands):

	March 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$22,146	$17	$(6)	$22,157
Due in 1-2 years	6,554	—	(15)	6,539
Total	$28,700	$17	$(21)	$28,696

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$15,011	$7	$(7)	$15,011
Due in 1-2 years	8,191	6	(4)	8,193
Total	$23,202	$13	$(11)	$23,204

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and for an acquisition-related earn-out liability as of March 31, 2011 (in thousands):

	March 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,663	$1,663	$—	$—
Certificates of deposit	2,164	—	2,164	—
Corporate notes and commercial paper	16,559	—	16,559	—
U.S. government debt securities	13,575	—	13,575	—
Total assets	$33,961	$1,663	$32,298	$—
Acquisition-related earn-out	$1,000	$—	$—	$1,000
Total liabilities	$1,000	$—	$—	$1,000

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2011.  There were no Level 3 financial assets as of March 31, 2011.

There have been no changes in the fair value of the Company’s acquisition-related earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) between December 31, 2010 and March 31, 2011.

Note 3:         Acquisitions

MagnaLynx

In March 2010, the Company acquired all of the outstanding stock of MagnaLynx, Inc. (MagnaLynx), a provider of semiconductor interface technology. Under the terms of the merger agreement, the Company paid approximately $2.2 million to settle debt and certain other liabilities of MagnaLynx and approximately $1.2 million to MagnaLynx shareholders. An additional $0.5 million, referred to as the indemnification holdback, is payable 18 months after the closing, net of any costs related to indemnification claims that may arise during such 18 month period. In addition, the Company agreed to pay up to an additional $1.0 million to the former shareholders of MagnaLynx, shortly after the first anniversary of the closing date, as earn-out consideration based on MagnaLynx meeting certain contractually agreed-upon development milestones. This earn-out consideration was included in the acquisition price because the Company expects that it is more likely than not that the objectives related to this earn-out will be met.  In March 2011, the earn-out milestones were achieved, and the Company will pay the $1.0 million in the second quarter of 2011.

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

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2011 or 2010 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any material payments related to these indemnification agreements.

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

The Company recognized revenue from licensing of its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
United States	$1,346	$1,513
Japan	1,294	1,396
Taiwan	789	627
Europe	106	—
Other Asia	4	14
Total	$3,539	$3,550

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended March 31,
	2011	2010
Customer A	22%	17%
Customer B	20%	20%
Customer C	12%	8%
Customer D	4%	12%
Customer E	1%	11%

Five customers accounted for 89% of net accounts receivable at March 31, 2011. Four customers accounted for 99% of net accounts receivable at December 31, 2010.

Note 6. Provision for Income Taxes

The Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized.  The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is not currently under any tax jurisdiction examination.  The 2003 through 2010 tax years generally remain subject to examination by federal, state, and foreign tax authorities.  As of March 31, 2011, the Company did not have any unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits as income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the three months ended March 31, 2011 and 2010, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Note 7. Stock-Based Compensation

The Company recorded $0.7 million of stock-based compensation expense for each of the three months ended March 31, 2011 and 2010. The expense relating to these awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of March 31, 2011 was $4.5 million and is expected to be recognized as expense over a weighted average period of approximately 2.27 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three months ended March 31, 2011 and 2010, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Common Stock Option and Restricted Stock

A summary of the option and restricted stock unit activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and 2010 Equity Incentive Plan (2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2010	3,650	5,594	$4.64
Additional shares authorized under the 2010 Plan	500	—	—
Options granted	(120)	120	$5.94
Options cancelled	323	(323)	$3.86
Options exercised	—	(200)	$3.51
Options expired	(321)	—	—
Balance at March 31, 2011	4,032	5,191	$4.76

The Company has granted restricted stock awards and restricted stock units outside of the Plans.  As of December 31, 2010 and March 31, 2011, non-vested shares associated with these grants are approximately 31,000 with a weighted average grant-date fair value of $1.60.

The Company also has awarded shares to new employees outside the Plans and may continue to do so outside the 2010 Plan, as a material inducement to the acceptance of employment with the Company. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer, as specified under the Listing Rules of the Nasdaq Stock Market.

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2010	4,812	$2.92
Exercised	(52)	$1.55
Balance at March 31, 2011	4,760	$2.93

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants, excluding restricted stock award and restricted stock unit activity, as of March 31, 2011 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.50 - $2.50	4,043	4.21	$1.69	$17,464	1,541	4.12	$1.70	$6,646
$2.51 - $5.00	3,103	4.44	$4.17	5,712	1,628	3.97	$4.07	3,152
$5.01 - $7.50	1,987	4.56	$5.85	606	1,695	4.40	$5.87	527
$7.51 - $15.00	818	1.55	$8.87	—	801	1.54	$8.89	—
	9,951	4.13	$3.88	$23,782	5,665	3.79	$4.65	$10,325

As of March 31, 2011, the Company had 9.2 million shares subject to outstanding options fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 4.09 years, weighted average exercise price of $3.96 and aggregate intrinsic value of $21.5 million.

The total fair value of shares subject to outstanding options vested during the three months ended March 31, 2011 and 2010 calculated using the Black-Scholes valuation method was $0.6 million and $0.4 million, respectively. The total intrinsic value of employee stock options exercised during the three months ended March 31, 2011 and 2010 was $0.7 million and $0.1 million, respectively.

Options to purchase 5.7 million and 4.5 million shares with weighted average exercised prices of $4.65 and $5.09 per share were exercisable at March 31, 2011 and 2010, respectively.

Valuation Assumptions

The fair value of the Company’s share-based payment awards for the three months ended March 31, 2011 and 2010 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended March 31,
Employee stock options:	2011	2010
Risk-free interest rate	1.5%	1.8% - 1.9%
Volatility	62.9%	63.0% - 63.7%
Expected life (years)	4.0	4.0
Dividend yield	0%	0%

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

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2.0 million shares of common stock have been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. On September 1, 2010, the Company commenced the first six month offering period under the ESPP. On February 29, 2011, approximately 149,000 shares of common stock were issued at an aggregate exercise price of $581,000 under the ESPP.

Note 8. Subsequent Events

The Company has evaluated subsequent events through the date the preparation of these unaudited condensed consolidated financial statements are complete and did not identify any material recognizable subsequent events.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in Risk Factors and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

We design, develop, market and license differentiated embedded memory and high-speed parallel and serial interface, or I/O, intellectual property, or IP, for advanced Systems on Chips, or SoC, designs. 1T-SRAM is our high-density, high-performance patented memory solution that represents an alternative to traditional volatile embedded memory. Our I/O IP includes physical layer, or PHY, circuitry that allows integrated circuits, or ICs, to talk to each other or to discrete integrated circuits in the networking, storage, computer and consumer segments. Our PHYs support serial interface technologies, such as 10G Base KR, XAUI, PCI Express and SATA, as well as parallel interfaces like DDR3.

Our IP customers typically include fabless semiconductor companies, integrated device manufacturers, or IDMs, and foundries. We generate revenue from the licensing of our IP, and our customers pay us fees for one or more of the following: licensing, development services, royalties and maintenance and support. Royalty revenues are typically earned under our memory license agreements when our licensees manufacture or sell products that incorporate any of our memory technologies. Generally, we expect our total sales cycle, or the period from our initial discussion with a prospective licensee to our receipt of royalties, where applicable, from the licensee’s use of our technologies, to run from 18 to 24 months. The portion of our sales cycle from the initial discussion to the receipt of license fees may run from 6 to 12 months, depending on the complexity of the proposed project and degree of development services required.

In February 2010, we announced a new product initiative to develop a family of integrated circuits products under the “Bandwidth Engine” product name. Our Bandwidth Engine family of ICs combines our 1T-SRAM high-density embedded memory with our high-speed 10 Gigabits per second (Gbps) serial I/O technology and is initially being marketed to networking systems companies and designers of advanced SoC designs. Bandwidth Engine ICs have been designed to increase system performance by using a serial I/O to increase the accesses per second between the processor and memory component in networking systems. During 2010, we invested a significant amount of our financial and engineering resources towards the development of our Bandwidth Engine IC, and we expect to continue to do so in 2011. We began shipping samples of our first Bandwidth Engine IC to prospective customers in December 2010. We do not expect to generate meaningful revenue from our Bandwidth Engine ICs until 2012 or later.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010.  As of March 31, 2011, there have been no material changes to our significant accounting policies and estimates, with the exception of our accounting policy for revenue recognition.

Results of Operations

Net Revenue.

	Three Months Ended March 31,		Year-Over-Year Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Licensing	$1,347	$1,547	$(200)	(13)%
Percentage of total net revenue	38%	44%

Licensing revenue decreased for the three months ended March 31, 2011, compared with the same period of 2010, primarily due to increased licensing activity in the fourth quarter of 2009 involving license agreements that required significant customization, which was performed during the quarter ended March 31, 2010.

	Three Months Ended March 31,		Year-Over-Year Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Royalty	$2,192	$2,003	$189	9%
Percentage of total net revenue	62%	56%

Royalty revenue increased for the three months ended March 31, 2011, compared with the same period of 2010, primarily due to an increase in royalties received from a major foundry partner.

Cost of Net Revenue and Gross Profit.

	Three Months Ended March 31,		Year-Over-Year Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Cost of net revenue	$690	$782	$(92)	(12)%
Percentage of total net revenue	19%	22%

	Three Months Ended March 31,		Year-Over-Year Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Gross profit	$2,849	$2,768	$81	3%
Percentage of total net revenue	81%	78%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs. Direct labor hours are tracked for each licensing arrangement and are used to measure the progress of completion.

Cost of net revenue decreased for the three months ended March 31, 2011 compared with the same period of 2010 primarily due to a deferral of costs related to license agreements that include acceptance milestones.  Deferred costs for these agreements are capitalized and recorded as a current asset on the condensed consolidated balance sheets and are expensed as the related revenues are recognized.  The decrease was partially offset by an increase in licensing agreements requiring significant engineering services.  Cost of net revenue included stock-based compensation expense of $61,000 and $82,000 for the three months ended March 31, 2011 and 2010, respectively.

Gross profit remained consistent at $2.8 million for the three months ended March 31, 2011 and 2010.  Gross margin percentage increased to 81% for the three months ended March 31, 2011 from 78% in the same quarter of the prior year primarily due to the increase in royalty revenue, which has no related costs, as a percentage of total net revenue.

Research and Development.

	Three Months Ended March 31,		Year-Over-Year Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Research and development	$6,155	$5,973	$182	3%
Percentage of total net revenue	174%	168%

Our research and development expenses include development and design of variations of our 1T-SRAM and I/O technologies for use in different manufacturing processes used by licensees, costs related to the development of the Bandwidth Engine IC and amortization of technology-based intangible assets. We expense research and development costs as they are incurred.

The $0.2 million increase for the three months ended March 31, 2011, compared with the same period a year ago, was primarily due to the following:

•                  $0.4 million increase in software tool costs;

•                  $0.3 million increase in other individually minor items; partially offset by

•                  $0.5 million decrease related to acquisition-related contingent compensation charges.

Research and development expenses included stock-based compensation expense of $0.3 million for each of the three months ended March 31, 2011 and 2010. We expect that research and development expenses will increase in absolute dollars as we invest in new product development for our embedded memory and I/O technologies and development of future versions of our Bandwidth Engine IC products.

Selling, General and Administrative.

	Three Months Ended March 31,		Year-Over-Year Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Selling, general and administrative	$2,714	$2,598	$116	4%
Percentage of total net revenue	77%	73%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, application engineering, finance, human resources and general management.

The $0.1 million increase for the three months ended March 31, 2011, compared with the same period a year ago, was primarily due to the following:

•                  $0.2 million increase in sales commissions due to increased sales bookings; and

•                  $0.1 million increase in individually minor items; partially offset by

•                  $0.2 million decrease in acquisition-related professional service costs.

Selling, general and administrative expenses included stock-based compensation expense of $0.3 million for each of the three month periods ended March 31, 2011 and 2010. We expect total selling, general and administrative expenses to increase in absolute dollars due to an increase in sales and marketing efforts related to developing a sales channel for our Bandwidth Engine IC product line.

Other Income and Expense, net.

	Three Months Ended March 31,		Year-Over-Year Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Other income and expense, net	$9	$109	$(100)	(92)%
Percentage of total net revenue	—	3%

Other income and expense, net primarily consisted of interest income on our investments, which was $44,000 and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.  Interest income declined due to lower interest rates earned on lower average balances during the quarter ended March 31, 2011.  Interest income was partially offset by expenses including foreign exchange transaction losses and other non-operating expenses for the three month ended March 31, 2011.

Income Tax Provision.

	Three Months Ended March 31,		Year-Over-Year Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Income tax provision	$18	$32	$(14)	(44)%
Percentage of total net revenue	1%	1%

Our income tax provisions are primarily attributable to foreign jurisdictions.

The provision for the three months ended March 31, 2011 was attributable to taxes for our foreign subsidiaries and branches and minimum U.S. state income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2011, we had cash, cash equivalents and long and short-term investments of $34.6 million and had total working capital of $25.7 million. Our primary capital requirements are to fund working capital, including the development and bringing to market of our Bandwidth Engine ICs. As of March 31, 2011, we had a total acquisition-related liability of $1.5 million accrued on our condensed consolidated balance sheet as accrued acquisition-related liabilities, which included $1.0 million payable upon achievement of earn-out milestones and a $0.5 million indemnification holdback liability. The earn-out milestones from the MagnaLynx acquisition were met in the first quarter of 2011, which will result in payment of $1.0 million in April 2011, while the $0.5 million indemnification holdback liability is expected to be paid in the fourth quarter of 2011.

Net cash used in operating activities was $3.9 million for the first three months of 2011 and was primarily attributable to our net loss of $6.0 million, partially offset by $0.4 million in changes in assets and liabilities, non-cash charges, including stock-based compensation expense of $0.7 million, depreciation and amortization expense of $0.9 million and a $0.1 million provision for doubtful accounts.  The changes in assets and liabilities primarily related to the timing of billing our customers, collection of receivables and payments to vendors.

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

Net cash used in investing activities was $5.7 million for the first three months of 2011, and included amounts transferred to and from cash and marketable securities of $5.5 million that did not impact our liquidity and $0.2 million for purchases of fixed assets.

Net cash used in investing activities was $0.1 million for the first three months of 2010, and included amounts transferred to and from cash and marketable securities of $2.3 million that did not impact our liquidity, $2.2 million of cash paid for the acquisition of MagnaLynx in March 2010 and $0.2 million for purchases of fixed assets.

Our cash from financing activities for the first three months of 2011 consisted of the proceeds received from issuance of common stock related to the exercise of stock options and our employee stock purchase plan. Net cash provided by financing activities was $0.1 million for the first three months of 2010 primarily due to proceeds received from the issuance of common stock related to the exercise of employee stock options.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

Although we expect our cash expenditures to continue to exceed receipts in 2011, as we continue to expand research and development efforts for our 1T-SRAM and I/O technologies and the  Bandwidth Engine IC product line, we expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. Should our cash resources prove inadequate, we may seek additional funding through public or private equity or debt financings.  We have a shelf registration allowing us to sell up to $30 million of our securities from time to time prior to the third anniversary of the effective date of that registration statement in November 2014.  We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities (before reduction for expenses, underwriting discounts and commissions) under our existing shelf registration statement.  There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Contractual Obligations and Commercial Commitments

The impact that our contractual obligations as of March 31, 2011 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$7,070	$829	$1,618	$1,444	$3,179
Purchase Commitments	5,354	3,125	2,229	—	—
Capital Lease	299	194	105	—	—
	$12,723	$4,148	$3,952	$1,444	$3,179

As of March 31, 2011, we had purchase commitments of $5.1 million for licenses related to computer-aided design tools payable through January 2013, and a $0.3 million capital lease obligation for testing equipment.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, corporate debt, commercial paper, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $32.3 million as of March 31, 2011 and earned an average annual interest rate of approximately 0.5% during the first three months of 2011, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first quarter of 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2010, which we filed with the Securities and Exchange Commission on March 15, 2011.  The following discussion is of material changes to the risk factors disclosed in that report.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended March 31, 2011, three customers represented 22%, 20% and 12% of total revenue, respectively. For the three months ended March 31, 2010, four customers represented 20%, 17%, 12% and 11%  of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in the three months ended March 31, 2011 and 2010 has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 19% of total revenue for each of the three months ended March 31, 2011 and 2010.  This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of March 31, 2011, five customers represented 89% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

Dated: May 10, 2011		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer