Form 10-Q
period 2011-09-30
MoSys, Inc.
filed 2011-11-09
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, 38,345,877 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$5,781	$14,340
Short-term investments	12,524	15,011
Accounts receivable, net	602	1,079
Unbilled contracts receivable	107	202
Prepaid expenses and other current assets	2,985	3,377
Total current assets	21,999	34,009

Long-term investments	8,061	8,193
Property and equipment, net	1,654	2,160
Goodwill	23,134	23,134
Intangible assets, net	4,274	6,238
Other assets	348	232
Total assets	$59,470	$73,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,114	$839
Accrued expenses and other liabilities	2,232	2,623
Accrued acquisition-related liabilities	500	1,500
Deferred revenue	1,212	1,801
Total current liabilities	5,058	6,763

Long-term liabilities	108	146

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 38,307 shares and 37,225 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	383	372
Additional paid-in capital	149,131	143,336
Accumulated other comprehensive income (loss)	(11)	4
Accumulated deficit	(95,199)	(76,655)
Total stockholders’ equity	54,304	67,057
Total liabilities and stockholders’ equity	$59,470	$73,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue
Licensing	$756	$1,494	$3,319	$5,060
Royalty	1,351	2,282	5,619	6,535
Total net revenue	2,107	3,776	8,938	11,595

Cost of net revenue
Licensing	356	735	1,515	2,058
Total cost of net revenue	356	735	1,515	2,058

Gross profit	1,751	3,041	7,423	9,537

Operating expenses
Research and development	6,648	6,779	19,369	19,456
Selling, general and administrative	1,952	2,435	6,583	7,541
Total operating expenses	8,600	9,214	25,952	26,997

Loss from operations	(6,849)	(6,173)	(18,529)	(17,460)
Other income and expense, net	10	8	44	200

Loss before income taxes	(6,839)	(6,165)	(18,485)	(17,260)
Income tax provision	24	33	59	91

Net loss	$(6,863)	$(6,198)	$(18,544)	$(17,351)

Net loss per share
Basic and diluted	$(0.18)	$(0.19)	$(0.49)	$(0.55)
Shares used in computing net loss per share
Basic and diluted	38,090	31,946	37,700	31,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(18,544)	$(17,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	839	740
Stock-based compensation	2,474	2,296
Amortization of intangible assets	1,964	2,147
Provision for doubtful accounts	106	—
Other non-cash items	18	48
Changes in assets and liabilities, net of business acquired:
Accounts receivable	371	(54)
Unbilled contracts receivable	95	1,063
Prepaid expenses and other assets	1,031	1,043
Deferred revenue	(589)	(1,101)
Accounts payable	(355)	1,352
Accrued expenses and other liabilities	(289)	(763)
Net cash used in operating activities	(12,879)	(10,580)

Cash flows from investing activities:
Purchases of property and equipment	(349)	(1,274)
Net cash paid for purchase of Prism Circuits, Inc. and MagnaLynx, Inc.	(1,000)	(7,936)
Proceeds from sales and maturities of marketable securities	30,314	49,786
Purchases of marketable securities	(27,712)	(32,968)
Net cash provided by investing activities	1,253	7,608

Cash flows from financing activities:
Proceeds from issuance of common stock	3,207	1,800
Payments on capital lease obligations	(140)	(61)
Net cash provided by financing activities	3,067	1,739

Net decrease in cash and cash equivalents	(8,559)	(1,233)

Cash and cash equivalents at beginning of period	14,340	7,123
Cash and cash equivalents at end of period	$5,781	$5,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company designs, develops, markets and licenses high-performance semiconductor memory and high-speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. In February 2010, the Company announced the commencement of a new product initiative to develop a family of integrated circuit (IC) products under the “Bandwidth Engine” product name. Bandwidth Engine ICs combine the Company’s high-density embedded memory with its high-speed 10 Gigabits per second interface (I/O) technology and are initially being marketed to networking systems companies and designers of advanced systems on chips designs. To date, the Company has not generated any revenue from the sale of Bandwidth Engine ICs.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.

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

Level 2—Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s Level 2 securities include cash equivalents and available-for-sale securities, which consist primarily of certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. The Company grants credit only to customers deemed creditworthy in the judgment of management. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. The allowance for doubtful accounts was $194,000 and $125,000 at September 30, 2011 and December 31, 2010, respectively.

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

Licensing

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For stand-alone license agreements or license deliverables in multi-deliverable arrangements that do not require significant development, modification or customization, revenue is recognized when all revenue recognition criteria have been met. Delivery of the licensed technology is typically the final revenue recognition criterion met, at which time revenue is recognized. If any of the criteria are not met, revenue recognition is deferred until such time as all criteria have been met.

Effective with the first quarter of 2011, the Company allocates revenue among license deliverables in multi-deliverable arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. Under GAAP, the Company is required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE) and (iii) best estimate of the selling price (ESP). In general, the Company is unable to establish VSOE or TPE for its license fees and development services; therefore, revenue is allocated to these elements based on the Company’s ESP, which the Company determines after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESP for license fee and development services could change. If the Company’s arrangements entered into or materially modified on or after

January 1, 2011 were subject to the previous accounting guidance, the reported net revenue amount would have remained consistent with reported amounts for the three and nine months ended September 30, 2011.

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

Royalty

The Company’s licensing contracts typically also provide for royalties based on licensees’ use of the Company’s memory technology in their currently shipping commercial products. The Company recognizes revenue on royalties in the quarter in which it receives the licensee’s report. Under limited circumstances, the Company may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty-bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with the Company’s normal billing terms. If any of these criteria are not met, the Company defers revenue recognition until such time as all criteria have been met.

Cost of Revenue

Cost of licensing revenue consists primarily of engineering personnel and overhead allocation costs directly related to development services specified in agreements. These services typically include customization of the Company’s technologies for the licensee’s particular IC design and may include engineering support to assist in the commencement of production of a licensee’s products. The Company recognizes cost of licensing revenue in the following manner:

•                  If licensing revenue is recognized using the percentage of completion method, the associated cost of licensing revenue is recognized in the period in which the Company incurs the engineering costs. If revenue is deferred, the corresponding costs are capitalized in other current assets and charged to cost of licensing revenue when the related revenue is recognized.

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

Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company uses a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performed the annual impairment test in September 2011, and the test did not indicate impairment of goodwill, as the fair value exceeded the carrying value of the reporting unit by approximately 61%. As the Company used the market approach to assess impairment, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. As of September 30, 2011, the Company had not identified any factors to indicate there was an impairment of its goodwill and determined that no additional impairment analysis was required.

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to business combinations were as follows (dollar amounts in thousands):

	September 30, 2011
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$5,054	$4,186
Customer relationships	3	390	302	88
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	140	—
Total		$10,520	$6,246	$4,274

	December 31, 2010
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$3,188	$6,052
Customer relationships	3	390	204	186
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	140	—
Total		$10,520	$4,282	$6,238

The related amortization expense was $0.7 million and $2.0 million for the three and nine months ended September 30, 2011, respectively. The amortization expense was $0.7 million and $2.1 million for the three and nine months ended September 30, 2010, respectively. Amortization expense has been included in research and development expense in the condensed consolidated statements of operations.  The estimated aggregate amortization expense to be recognized in the future is approximately $0.7 million for the remainder of 2011, $1.6 million for 2012, $0.9 million for 2013, $0.9 million for 2014 and $0.2 million for 2015.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of September 30, 2011 and 2010, stock awards to purchase approximately 10,129,000 and 10,699,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive loss for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(6,863)	$(6,198)	$(18,544)	$(17,351)
Change in net unrealized gains (losses) on available-for-sale securities	(23)	14	(15)	(21)
Comprehensive loss	$(6,886)	$(6,184)	$(18,559)	$(17,372)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, Intangibles-Goodwill and Other — Testing Goodwill for Impairment.  Under this updated guidance, an entity is permitted to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.   The effective date of this guidance is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material effect on its consolidated financial statements.

Note 2. Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were as follows (in thousands):

	September 30, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$5,781	$—	$—	$5,781
Short-term investments:
U.S. government debt securities	$8,763	$1	$—	$8,764
Corporate notes	3,037	4	(1)	3,040
Certificates of deposit	720	—	—	720
Total short-term investments	$12,520	$5	$(1)	$12,524
Long-term investments:
U.S. government debt securities	$3,000	$—	$(1)	$2,999
Corporate notes	3,876	—	(14)	3,862
Certificates of deposit	1,200	1	(1)	1,200
Total long-term investments	$8,076	$1	$(16)	$8,061

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$14,340	$—	$—	$14,340
Short-term investments:
U.S. government debt securities	$8,711	$1	$(2)	$8,710
Corporate notes	5,115	6	(5)	5,116
Certificates of deposit	1,185	—	—	1,185
Total short-term investments	$15,011	$7	$(7)	$15,011
Long-term investments:
U.S. government debt securities	$6,204	$—	$(2)	$6,202
Corporate notes	1,507	6	—	1,513
Certificates of deposit	480	—	(2)	478
Total long-term investments	$8,191	$6	$(4)	$8,193

As of September, 30, 2011 and December 31, 2010, all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months. Total fair value of available-for-sale securities with unrealized losses was $11.7 million at September 30, 2011.

Cost and fair value of investments based on two maturity groups were as follows (in thousands):

	September 30, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$12,520	$5	$(1)	$12,524
Due in 1-2 years	8,076	1	(16)	8,061
Total	$20,596	$6	$(17)	$20,585

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$15,011	$7	$(7)	$15,011
Due in 1-2 years	8,191	6	(4)	8,193
Total	$23,202	$13	$(11)	$23,204

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of September 30, 2011 (in thousands):

	September 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,321	$5,321	$—	$—
Certificates of deposit	1,920	—	1,920	—
Corporate notes	6,902	—	6,902	—
U.S. government debt securities	11,763	—	11,763	—
Total assets	$25,906	$5,321	$20,585	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three and nine months ended September 30, 2011. There were no Level 3 financial assets as of September 30, 2011.

Note 3.          Acquisitions

MagnaLynx

In March 2010, the Company acquired all of the outstanding stock of MagnaLynx, Inc. (MagnaLynx), a provider of semiconductor interface technology. Under the terms of the merger agreement, the Company paid approximately $2.2 million to settle debt and certain other liabilities of MagnaLynx and approximately $1.2 million to MagnaLynx shareholders. An additional $0.5 million, referred to as the indemnification holdback, is payable 18 months after the closing, net of any costs related to indemnification claims that may arise during such 18 month period. The full amount of the indemnification holdback was paid in October 2011.  In addition, the Company paid an additional $1.0 million to the former shareholders of MagnaLynx in the second quarter of 2011, as earn-out consideration based on MagnaLynx meeting certain contractually agreed-upon development milestones. This earn-out consideration was included in the acquisition price because the Company expected that it was more likely than not that the objectives related to this earn-out would be met.

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

Note 4. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2011 or 2010 related to these indemnifications.

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

The Company recognized revenue from licensing of its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$638	$1,519	$3,072	$4,529
Japan	511	1,394	2,721	4,900
Taiwan	785	760	2,422	2,042
Europe	173	—	715	—
Other Asia	—	103	8	124
Total	$2,107	$3,776	$8,938	$11,595

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Customer A	37%	20%	27%	17%
Customer B	17%	9%	14%	9%
Customer C	13%	1%	5%	2%
Customer D	—%	23%	14%	21%
Customer E	—%	13%	3%	5%

Five customers accounted for 100% of net accounts receivable at September 30, 2011. Four customers accounted for 99% of net accounts receivable at December 31, 2010.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is not currently under any tax jurisdiction examination.  The 2003 through 2010 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As of September 30, 2011, the Company did not have any unrecognized tax benefits or recognize any interest or penalties related to unrecognized tax benefits.

Note 7. Stock-Based Compensation

The Company recorded $0.9 million and $0.8 million of stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively. The Company recorded $2.5 million and $2.3 million of stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively. The expense relating to stock-based awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of September 30, 2011 was $4.4 million and is expected to be recognized as expense over a weighted average period of approximately 2.17 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and nine months ended September 30, 2011 and 2010, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Common Stock Options and Restricted Stock

A summary of the option and restricted stock unit activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and 2010 Equity Incentive Plan (2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2010	3,650	5,594	$4.64
Additional shares authorized under the 2010 Plan	500	—	—
Options granted	(120)	120	$5.94
Options cancelled	2	(323)	$3.86
Options exercised	—	(200)	$3.51
Balance at March 31, 2011	4,032	5,191	$4.76
Options granted	(334)	334	$5.92
Options cancelled	—	(242)	$7.67
Options exercised	—	(251)	$3.62
Balance at June 30, 2011	3,698	5,032	$4.75
Options granted	(121)	121	$5.18
Options cancelled	3	(90)	$6.64
Options exercised	—	(55)	$1.67
Balance at September 30, 2011	3,580	5,008	$4.76

On June 30, 2011, the Company’s executive vice president of engineering resigned from the Company and agreed to act as a consultant for an indefinite period.  As compensation for the consulting services, an option to purchase 675,000 shares of the Company’s common stock granted to the executive vice president on June 26, 2009, of which the unvested and unexercised portion would have otherwise terminated by its terms following the termination of employment with the Company, will remain in effect and continue to vest in accordance with its vesting terms during the term of the consulting agreement.  The Company accounts for this option as a variable award and the fair value compensation expense will be recognized each period over the remaining vesting term of the option. As a result of the option modification, the Company recognized $0.2 million of stock-based compensation expense during the quarter and nine months ended September 30, 2011.

A summary of restricted stock award and restricted stock unit activity for grants outside of the Plans is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at March 31, 2011 and December 31, 2010	31	$1.60
Vested	(16)	$1.60
Non-vested shares at September 30, 2011 and June 30, 2011	15	$1.60

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

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2010	4,812	$2.92
Exercised	(52)	$1.55
Balance at March 31, 2011	4,760	$2.93
Granted	400	$6.06
Cancelled	(2)	$1.50
Exercised	(152)	$1.55
Balance at June 30, 2011	5,006	$3.22
Cancelled	(36)	$1.55
Exercised	(47)	$1.54
Balance at September 30, 2011	4,923	$3.25

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants, excluding restricted stock award and restricted stock unit activity, as of September 30, 2011 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.50 - $2.50	3,656	3.43	$1.69	$7,208	1,766	3.42	$1.69	$3,484
$2.51 - $5.00	2,935	4.01	$4.18	224	1,818	3.69	$4.11	102
$5.01 - $7.50	2,693	4.70	$5.87	—	1,606	4.16	$5.86	—
$7.51 - $15.00	647	1.42	$8.63	—	647	1.42	$8.63	—
	9,931	3.81	$4.01	$7,432	5,837	3.49	$4.36	$3,586

As of September 30, 2011, the Company had 9.3 million shares subject to outstanding options fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 3.77 years, weighted average exercise price of $4.03 and aggregate intrinsic value of $6.9 million.

The total fair value of shares subject to outstanding options vested during the nine months ended September 30, 2011 and 2010 calculated using the Black-Scholes valuation method was $1.2 million and $1.3 million, respectively. The total intrinsic value of employee stock options exercised during the nine months ended September 30, 2011 and 2010 was $2.2 million and $1.8 million, respectively.

Options to purchase 5.8 million and 5.0 million shares with weighted average exercise prices of $4.36 and $4.84 per share were exercisable at September 30, 2011 and 2010, respectively.

Valuation Assumptions and Expense Information

The fair value of the Company’s share-based payment awards for the three and nine months ended September 30, 2011 and 2010 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee stock options:
Risk-free interest rate	0.2% – 0.7%	1.3% – 1.4%	0.2% – 1.7%	1.3% – 2.1%
Volatility	40.7% – 61.3%	63.4% – 63.5%	40.7% – 63.8%	63.0% – 72.7%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	0%	0%	0%	0%

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

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2.0 million shares of common stock have been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. On September 1, 2010, the Company commenced the first six month offering period under the ESPP. On February 29, 2011, approximately 149,000 shares of common stock were issued at an aggregate purchase price of $581,000 under the ESPP.  On August 31, 2011, approximately 164,000 shares of common stock were issued at an aggregate purchase price of $558,000 under the ESPP.

Note 8. Subsequent Events

The Company has evaluated subsequent events through the date the preparation of these unaudited condensed consolidated financial statements was complete and did not identify any material recognizable subsequent events.

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

Overview

To date, our primary business has been defining, designing, marketing and licensing differentiated embedded memory and high-speed parallel and serial interface (I/O), intellectual property (IP), for advanced Systems on Chips (SOCs), designs. The 1T-SRAM is our high-density, high-performance patented memory solution that represents an alternative to traditional volatile embedded memory. Our I/O IP includes physical layer (PHY) circuitry that allows integrated circuits (ICs) to communicate with one another in the networking, storage, computer and consumer market segments. Our PHY IP supports serial interface technologies, such as 10G Base KR, XAUI, PCI Express and SATA, as well as parallel interfaces like DDR3. Our IP customers typically include fabless semiconductor companies, integrated device manufacturers (IDMs) and foundries. We generate revenue from the licensing of our IP, and our customers pay us fees for one or more of the following: licensing, development services, royalties and/or maintenance and support. Royalty revenues are typically earned under our memory license agreements when our licensees manufacture or sell products that incorporate any of our memory technologies.

In February 2010, we announced a new product initiative to develop a family of integrated circuit products under the “Bandwidth Engine” product name. Our Bandwidth Engine family of ICs combines our 1T-SRAM high-density embedded memory with our high-speed 10 Gigabits per second (Gbps) serial I/O technology and is initially being marketed to networking systems companies.  Bandwidth Engine ICs have been designed to increase system performance by using a serial I/O to increase the accesses per second between the processor and memory components in networking systems. Since the beginning of 2010, we have invested a significant amount of our financial and engineering resources towards the development of our Bandwidth Engine family of ICs. We shipped initial samples of our first Bandwidth Engine ICs to prospective customers in December 2010, and, in November 2011, we announced two design wins for low volume applications.

Our strategy and primary business objective is to become a fabless semiconductor company focused on the development and sale of Bandwidth Engine ICs to the networking equipment systems providers and their subsystem and component vendors. Our future success and ability to achieve and maintain profitability will be dependent on our success in developing a market for our Bandwidth Engine ICs. We have begun to dedicate more of our engineering resources and the engineering budget to our integrated circuit efforts and expect that this trend will continue as we place more emphasis on integrated circuit product sales as opposed to IP sales.  As a result, we have begun placing less emphasis on IP licensing and deploying more resources for our IC product development and marketing efforts, and our competitiveness and the demand for our IP have declined since the beginning of the year.  We do not expect to generate significant revenue from our Bandwidth Engine ICs until the second half of 2012 or later and believe that IC revenues are not likely to approximate the revenues generated from licensing and royalties until at least 2013.  As a result of our reduced licensing activities, it will be challenging for us to grow or maintain our licensing revenue at current levels, and we do not expect our royalty revenue to grow in future periods, and we believe that our licensing revenues in future periods are likely to be lower than they were in 2011.

Sources of Revenue

We currently generate two types of IP revenue: licensing and royalties.

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010.  As of September 30, 2011, there have been no material changes to our significant accounting policies and estimates, with the exception of our accounting policy for revenue recognition as described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Revenue Recognition.”

Results of Operations

Revenue.

	September 30,		Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Licensing — three months ended	$756	$1,494	$(738)	(49)%
Percentage of total net revenue	36%	40%
Licensing — nine months ended	$3,319	$5,060	$(1,741)	(34)%
Percentage of total net revenue	37%	44%

Licensing revenue decreased for the three and nine months ended September 30, 2011, compared with the same periods of 2010, primarily due a decreased level of licensing activity compared to the prior periods due to weaker global economic conditions, increased competition, and delays in proving our SerDes IP at more advanced foundry process nodes, which have reduced new license fee engagements with customers since the end of the second quarter. We experienced delays in customer acceptance of IP delivered under license agreements entered into in prior periods, which resulted in lower revenue recognition.  Also, in the fourth quarter of 2009 and second quarter of 2010, technology agreements were signed with customers, which resulted in significant revenue recognition in the comparable prior periods.

	September 30,		Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Royalty — three months ended	$1,351	$2,282	$(931)	(41)%
Percentage of total net revenue	64%	60%
Royalty — nine months ended	$5,619	$6,535	$(916)	(14)%
Percentage of total net revenue	63%	56%

Royalty revenue decreased for the three and nine months ended September 30, 2011, compared with the same period of 2010, primarily due to a decrease in shipments by an IDM licensee whose product is used in the Nintendo Wii® game console combined with lower shipments by other licensees. Specifically, we believe this significant decrease in royalties in the third quarter of 2011 from this IDM licensee was attributable to an inventory correction.  We believe this inventory correction is complete, and we expect royalty revenues will increase in the fourth quarter of 2011.  The decrease in royalty revenue for the nine months ended September 30, 2011, was partially offset by an increase in royalties received from a major foundry partner and a fabless semiconductor company.

Cost of Net Revenue and Gross Profit.

	September 30,		Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Cost of net revenue — three months ended	$356	$735	$(379)	(52)%
Percentage of total net revenue	17%	19%
Cost of net revenue — nine months ended	$1,515	$2,058	$(543)	(26)%
Percentage of total net revenue	17%	18%

	September 30,		Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Gross profit — three months ended	$1,751	$3,041	$(1,290)	(42)%
Percentage of total net revenue	83%	81%
Gross profit — nine months ended	$7,423	$9,537	$(2,114)	(22)%
Percentage of total net revenue	83%	82%

Cost of net revenue consists of personnel costs for engineers assigned to revenue-generating licensing arrangements and related overhead allocation costs.

Cost of net revenue decreased in absolute dollars and as a percentage of total net revenue for the three and nine months ended September 30, 2011, compared with the same period of 2010, primarily due to a fewer number of projects requiring customization.  Cost of net revenue included stock-based compensation expense of $30,000 and $76,000 for the three months ended September 30, 2011 and 2010, respectively, and $137,000 and $246,000 for the nine months ended September 30, 2011 and 2010, respectively.

Gross profit decreased by $1.3 million and $2.1 million for the three and nine months ended September 30, 2011, respectively, primarily due to the decrease in our revenue.  Gross margin percentage increased by 2% and 1% for the three and nine months ended September 30, 2011, respectively, from the year ago periods primarily due to the decrease in projects requiring customization.

Research and Development.

	September 30,		Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Research and development — three months ended	$6,648	$6,779	$(131)	(2)%
Percentage of total net revenue	316%	180%
Research and development — nine months ended	$19,369	$19,456	$(87)	—
Percentage of total net revenue	217%	168%

Our research and development expenses include development and design of variations of our 1T-SRAM and I/O technologies for use in different manufacturing processes used by licensees, costs related to the development of the Bandwidth Engine IC and amortization of intangible assets. We expense research and development costs as they are incurred.

The $0.1 million decrease for the three months ended September 30, 2011, compared with the same period a year ago, was primarily due to the decrease in mask costs related to the Bandwidth Engine product and personnel-related costs, partially offset by increases in software tool costs, capitalized development costs and stock-based compensation expense.

Research and development expenses included stock-based compensation expense of $0.6 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively.

The $0.1 million decrease for the nine months ended September 30, 2011 compared with the same period a year ago, primarily due to the decrease in mask costs related to the Bandwidth Engine product and contingent compensation charges related to our acquisitions of Prism Circuits in 2009 and MagnaLynx in 2010, partially offset by increases in software tool costs, capitalized development costs and stock-based compensation expense.

Research and development expenses included stock-based compensation expense of $1.4 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.

We expect that research and development expenses will increase in absolute dollars and as a percentage of total net revenues as we invest in new product development for our embedded memory and I/O technologies and development of future versions of our Bandwidth Engine IC products.

Selling, General and Administrative (SG&A).

	September 30,		Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
SG&A — three months ended	$1,952	$2,435	$(483)	(20)%
Percentage of total net revenue	93%	64%
SG&A — nine months ended	$6,583	$7,541	$(958)	(13)%
Percentage of total net revenue	74%	65%

SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, IP application engineering, finance, human resources and general management.

The $0.5 million decrease for the three months ended September 30, 2011, compared with the same period a year ago, was primarily due to the following:

•                  $0.2 million decrease in personnel costs; and

•                  $0.3 million decrease in individually minor items.

The $1.0 million decrease for the nine months ended September 30, 2011, compared with the same period a year ago, was primarily due to the following:

•                  $0.6 million decrease in personnel costs; and

•                  $0.6 million decrease in professional service costs; partially offset by

•                  $0.2 million increase in individually minor items.

Selling, general and administrative expenses included stock-based compensation expense of $0.3 million for each of the three months ended September 30, 2011 and 2010. Selling, general and administrative expenses included stock-based compensation expense of $1.0 million for each of the nine months ended September 30, 2011 and 2010.

We expect total selling, general and administrative expenses to increase in absolute dollars due to an increase in sales and marketing efforts related to developing a sales channel for our Bandwidth Engine IC product line.

Other Income and Expense, net.

September 30,	Change
2011	2010	2010 to 2011
(dollar amounts in thousands)
Other income and expense, net — three months ended	$10	$8	$2	(25)%
Percentage of total net revenue	—	—
Other income and expense, net — nine months ended	$44	$200	$(156)	(78)%
Percentage of total net revenue	—	2%

Other income and expense, net primarily consisted of interest income on our investments, which was $0.1 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively. Interest income declined due to lower interest rates earned on investment balances compared to prior year periods. Interest income was partially offset by expenses including foreign exchange transaction losses and other non-operating expenses for the nine months ended September 30, 2011.

Income Tax Provision.

	September 30,		Change
	2011	2010	2010 to 2011
	(dollar amounts in thousands)
Income tax provision — three months ended	$24	$33	$(9)	(27)%
Percentage of total net revenue	1%	1%
Income tax provision — nine months ended	$59	$91	$(32)	(35)%
Percentage of total net revenue	1%	1%

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

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2011, we had cash, cash equivalents and long and short-term investments of $26.4 million and had total working capital of $16.9 million. Our primary capital requirements are to fund working capital, including the development and bringing to market of our Bandwidth Engine ICs. As of September 30, 2011, we had a total acquisition-related liability of $0.5 million accrued on our condensed consolidated balance sheet as an indemnification holdback liability, which will be paid in the fourth quarter of 2011.

Net cash used in operating activities was $12.9 million for the first nine months of 2011 and was primarily attributable to our net loss of $18.5 million, partially offset by $0.3 million in changes in assets and liabilities, non-cash charges, including stock-based compensation expense of $2.5 million, depreciation and amortization expense of $2.8 million and a provision for doubtful accounts of $0.1 million.  The changes in assets and liabilities primarily related to the timing of billing our customers, collection of receivables and payments to vendors.

Net cash used in operating activities was $10.6 million for the first nine months of 2010 and was primarily attributable to our net loss of $17.4 million, partially offset by non-cash charges, including stock-based compensation expense of $2.3 million and depreciation and amortization expense of $2.9 million.

Net cash used in investing activities was $1.3 million for the first nine months of 2011, and included net amounts transferred from cash to marketable securities of $2.6 million that did not impact our liquidity, a $1.0 million earn-out payment related to the MagnaLynx acquisition and $0.3 million for purchases of fixed assets.

In the first nine months of 2010, we invested $3.3 million of net cash in the acquisition of MagnaLynx in March 2010, paid out $4.6 million in acquisition-related earn-out obligations to Prism Circuits and purchased $1.3 million of fixed assets.

Our cash from financing activities for the first nine months of 2011 of $3.1 million consisted primarily of the proceeds received from issuance of common stock related to the exercise of stock options and our employee stock purchase plan. Net cash provided by financing activities was $1.7 million for the first nine months of 2010 primarily due to proceeds received from the issuance of common stock related to the exercise of stock options.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including:

•                  level and timing of licensing, royalty and IC product revenue;

•                  cost, timing and success of technology development efforts, including meeting customer design specifications;

•                  fabrication costs, including mask costs, of our Bandwidth Engine ICs currently under development;

•                  variations in manufacturing yields, materials costs and other manufacturing risks;

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

In order to become profitable or to achieve and sustain positive cash flows from operations in the future, we must significantly increase our revenues and reduce operating expenses. Our ability to achieve the necessary revenue growth will primarily depend on market acceptance of our Bandwidth Engine ICs and related product offerings; to obtain large volume orders for those products; to fulfill such orders; and to achieve acceptable IC manufacturing yields and obtain sufficiently high average selling prices for those products. We intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels.

Although we expect our cash expenditures to continue to exceed receipts through 2012, as we continue our significant research and development efforts for our Bandwidth Engine IC product line, we expect our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for at least the next 12 months, including for existing contractual obligations during this period.  Should our cash resources prove inadequate, we will have to obtain additional funding through public or private equity or debt financings or other capital-generating transactions, reduce spending, or some combination of the foregoing.  We have a shelf registration allowing us to sell up to $30 million of our securities (before reduction for expenses, underwriting discounts and commissions) from time to time prior to the third anniversary of the effective date of that registration statement.  We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities under our existing shelf registration statement.  There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition and result in us not achieving our longer term business objectives.

Contractual Obligations

The impact that our contractual obligations as of September 30, 2011 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$6,652	$845	$1,592	$1,381	$2,834
Purchase Commitments	3,894	3,499	395	—	—
Capital Lease	202	186	16	—	—
	$10,748	$4,530	$2,003	$1,381	$2,834

As of September 30, 2011, we had purchase commitments primarily related to computer-aided design tools payable through March 2013 and capital lease obligations for testing equipment.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $25.6 million as of September 30, 2011 and earned an average annual interest rate of approximately 0.5% during the first nine months of

2011, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the third quarter of 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the three months ended September 30, 2011, three customers individually represented 37%, 17% and 13% of total revenue. For the nine months ended September 30, 2011, three customers individually represented 27%, 14% and 14% of total revenue.  For the three months ended September 30, 2010, three customers individually represented 23%, 20% and 13% of total revenue. For the nine months ended September 30, 2010, two customers individually represented 21% and 17% of total revenue.  We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue has come from the licenses for integrated circuits used by one electronics manufacturing company. Royalties earned from the production of this company’s gaming devices incorporating our 1T-SRAM technology represented 13% of total revenue for the nine months ended September 30, 2011, and 21% and 20% for the three and nine months ended September 30, 2010, respectively.  This manufacturer faces intense competitive pressure in the video game market, which is characterized by extreme volatility, costly new product introductions and rapidly shifting consumer preferences, and we cannot be certain whether their sales of products incorporating our technology will increase or decrease beyond prior or current levels.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of September 30, 2011, five customers represented 100% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2011		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.