Form 10-K/A
period 2011-12-31
MoSys, Inc.
filed 2012-04-30
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of April 25, 2012, 38,810,653 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note:

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends and supplements the Annual Report on Form 10-K of MoSys, Inc. (“MoSys,” the “Company,” “we” or “us”) for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 15, 2012 (the “Original Report”).  We are amending and restating Part III of the Original Report in its entirety to provide the information required by Items 10, 11, 12, 13 and 14 rather than incorporating such information by reference to our proxy statement for our 2012 annual stockholders meeting. This Amendment does not otherwise modify or update disclosures in the Original Report, or change our previously reported financial statements and other financial disclosures.  Except as otherwise expressly stated for the items amended in this Amendment, this Amendment speaks as of the date of the Original Report, and we have not updated the disclosure contained herein to reflect events that have occurred since the Original Report.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of our current board of directors and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Leonard Perham	68	Chief Executive Officer, President and Director
Carl E. Berg(1)(2)	74	Director
Tommy Eng(1)(3)	54	Director
Chi-Ping Hsu(2)(3)	57	Director
James D. Kupec(1)(2)(3)	57	Director

(1)                                  Member of Audit Committee

(2)                                  Member of Compensation Committee

(3)                                  Member of Technology Strategy Committee

The principal occupations and positions for at least the past five years of our directors are described below. There are no family relationships among any of our directors or executive officers.

Len Perham.  Mr. Perham was appointed to be our chief executive officer and president and a member of our board of directors in November 2007. Mr. Perham was one of the original investors in MoSys and initially served on our board of directors from 1991 to 1997. In 2000, Mr. Perham retired from Integrated Device Technology, Inc., where he served as chief executive officer from 1991 to 2000 and as president and a board member from 1986. From March 2000 to February 2012, Mr. Perham served as a member of or chairman of the board of directors of NetLogic Microsystems, Inc., a fabless semiconductor company.  Mr. Perham also has been a private investor holding officer and director positions with various private companies. Mr. Perham holds a B.S. in electrical engineering from Northeastern University. We believe that Mr. Perham’s qualifications to serve as a director include his tenure as our Chief Executive Officer and as a member of the board of directors, during which time he has gained a unique and extensive understanding of our company, our business and our long term strategy, and his experience in the semiconductor industry generally.

Carl E. Berg.  Mr. Berg has served as a member of our board of directors since September 1992. Since 1997, Mr. Berg has been the chairman of the board and chief executive officer of Mission West Properties, Inc., a real estate investment trust. Mr. Berg has been actively engaged in the ownership, development and management of industrial real estate and in venture capital investment for over 30 years. He currently serves as a member of the boards of directors of Mission West Properties, Inc., and Valence Technology, Inc. Mr. Berg holds a B.A. in business from the University of New Mexico. As a successful real estate and venture capital investor and long-time director of ours, Mr. Berg brings strategic insight and financial experience to the Board. Mr. Berg has evaluated, invested in and served as a board member of numerous companies, both public and private, and is familiar with a full range of corporate and board functions. His many years of experience in helping companies shape and implement strategy provide the board with valuable perspectives on matters such as risk management, corporate governance, talent selection, financial statement analysis and management.

Tommy Eng.  Mr. Eng was appointed to our board of directors in August 2004. Mr. Eng is a partner of EXA Ventures, a venture capital investment firm specializing in IT, semiconductor, communication, multimedia technology/services/content, software, and the incubation of early stage technology companies. Mr. Eng has been an investor holding officer and director positions with various private companies. Prior to founding EXA Ventures, Mr. Eng was an entrepreneur and executive in the semiconductor industry. Mr. Eng held various executive and engineering positions at Tera Systems from 1996 to 2004, Mentor Graphics, Silicon Compiler Systems, and Bell Labs. Mr. Eng served on the board of directors of Focus Enhancements, Inc., a developer of video scan conversion products, from January 2004 until September 2008. Mr. Eng holds a B.S. in electrical engineering from Polytechnic University in New York and a M.S. in electrical engineering from the University of California at Berkeley. We believe that Mr. Eng’s qualifications to serve on the board of directors include his extensive business experience, including senior management positions at several different companies in the semiconductor industry. He brings strategic and technical insight to the board of directors.

Chi-Ping Hsu.  Dr. Hsu was appointed to our board of directors in August 2004. Since April 2003, Dr. Hsu has held executive positions at Cadence Design Systems, an electronic design automation software and engineering services company, most recently as senior vice president of the Silicon Realization Group. From November 2001 to April 2003, Dr. Hsu was president and chief operating officer of Get2Chip, a supplier of high-performance system-on-chip synthesis, which was acquired by Cadence. A graduate of the Taiwan National University with a B.S. in electrical engineering, Dr. Hsu also holds a Ph.D. in electrical engineering and computer science from the University of California at Berkeley. We believe that Dr. Hsu’s qualifications to serve on the board of directors include his extensive business experience having held senior management positions at several different companies in the semiconductor and electronic design automation software industries. He brings strategic and operational insight to the board of directors.

James D. Kupec.  Mr. Kupec was appointed to our board of directors in August 2004. Mr. Kupec is currently a consultant in the semiconductor industry, where he has worked for over 35 years.  He was previously senior vice president of worldwide sales and marketing at GLOBALFOUNDRIES, Inc., a semiconductor foundry from March 2009 to October 2011. Previously, from September 2004 until March 2009, Mr. Kupec served as chief operating officer of eSilicon Corporation, a custom semiconductor chip supplier. Mr. Kupec has held senior management positions including vice president of Cypress Semiconductor, a public semiconductor company, chief executive officer of Ammocore, a privately-held electronic design automation company, and president of UMC-USA, a semiconductor foundry. Mr. Kupec holds a B.S. in electrical engineering from the University of Illinois and a M.B.A. from Southern Methodist University. We believe that Mr. Kupec’s qualifications to serve on the board of directors include his extensive business experience, having held senior management positions at several companies in the semiconductor industry. He brings strategic and operational insight to the board of directors.

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

Thomas Riordan,  Mr. Riordan became our Chief Operating Officer and Executive Vice President in May 2011. Prior to joining the Company, Mr. Riordan was President and Chief Executive Officer of Exclara, a fabless semiconductor supplier of ICs for solid-state lighting from 2006 until 2010. From 2000 to 2004, Mr. Riordan served as Vice President of PMC-Sierra’s microprocessor division. Mr. Riordan joined PMC-Sierra in August 2000 when it purchased Quantum Effects Devices, which he had co-founded and served as President and Chief Executive Officer. Mr. Riordan serves on the board of directors of Mellanox Technologies and PLX Technology. Mr. Riordan holds Bachelor of Science and Master of Science degrees in Electrical Engineering as well as a Bachelor of Arts degree in Government from the University of Central Florida and has done post-graduate work in Electrical Engineering at Stanford University.

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

CORPORATE GOVERNANCE

Director Independence

Our board of directors has determined that each of the current directors, with the exception of Mr. Perham, is “independent,” as defined by the listing rules of the NASDAQ Stock Market, or NASDAQ, and the rules and regulations of the Securities and Exchange Commission, or SEC. Our board of directors has standing Audit and Compensation Committees, each of which is comprised solely of independent directors in accordance with the NASDAQ listing rules. No director qualifies as independent unless the board of directors affirmatively determines that he has no direct or indirect relationship with us that would impair his independence. We independently review the relationship of the Company to any entity employing a director or on whose board of directors he is serving currently. In the case of Mr. Berg, our board of directors has considered that we lease our corporate headquarters from Mission West Properties, Inc., of which Mr. Berg is the chief executive officer and chairman of the board, and has determined that this relationship does not interfere with his exercise of independent judgment in carrying out the responsibilities of a director.  The board of directors also has considered the share ownership of the directors or their family members and determined in the case of Mr. Berg that his ownership of approximately 5% of our outstanding stock and the ownership of approximately of 6% of our outstanding stock by his daughter’s trust do not interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

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

Messrs. Berg, Eng and Kupec are the current members of the Audit Committee. All are “independent,” as defined by Rule 5605(a)(2) of the NASDAQ listing rules. Mr. Berg serves as chairman and has been designated by the board of directors as the “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That status does not impose on him duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on him as a member of the Audit Committee and the board of directors, however. The Audit Committee has delegated authority to Mr. Berg for review and approval of non-audit services proposed to be provided by our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 received during 2011 and Forms 5 (or and any written representations to us by such persons) received with respect to fiscal year 2011, we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2011.

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

The compensation received by our named executive officers in fiscal year 2011 is set forth in the Summary Compensation Table, below. For 2011, the named executive officers included Leonard Perham, President and Chief Executive Officer, James W. Sullivan, Vice President of Finance and Chief Financial Officer, Thomas Riordan, Chief Operations Officer and Executive Vice President and David DeMaria, Vice President of Business Operations.

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

We seek to have a balanced approach to executive compensation with each primary element of compensation (base salary, variable compensation and equity incentives) designed to play a specific role. Overall, we design our compensation programs to allow for the recruitment, retention and motivation of the key executives and high-level talent required in order for us to:

•                  supply high-value and high-quality integrated circuit solutions to our customer base;

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

Elements of Compensation

Consistent with our compensation philosophy and objectives, we offer executive compensation packages consisting of the following three components:

•                  base salary;

•                  annual incentive compensation; and

•                  stock option grants.

In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. For 2011, we had no incentive bonus programs.

We paid Mr. DeMaria, our Vice President of Business Operations, a commission of 0.4% on all revenue-generating licensing transactions in 2011, which the Compensation Committee believes is a key element of Mr. DeMaria’s total compensation package. This type of commission arrangement is typical in our industry. We have a number of significant financial and other controls in place, which are intended to prevent commission-based sales compensation arrangements from creating risks that are reasonably likely to have a material adverse effect on us.

Our widespread use of long-term compensation consisting of stock options focuses recipients on the achievement of our longer-term goals. For example, the stock options granted to our executives in 2011 vest in increments over two or four years and will fully vest between 2013 and 2015, and the stock options granted to our non-executive employees vest in increments over four years from the date of grant. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the use of multi-year vesting schedules help to align our employees’ interests even more closely with those of our long-term investors.

Base Salary

Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. Therefore, we target executive base salary at the median level of the compensation guidelines that have been approved by the Compensation Committee. In addition, the Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2011.

In October 2011, upon the recommendation of Mr. Perham, the Compensation Committee awarded increases in annual base salaries, retroactive to July 1, 2011, to two of the named executive officers: Mr. Sullivan — a 7.5% increase to $209,625; and Mr. DeMaria — a 4% increase to $220,480. Neither of Messrs. Sullivan or DeMaria had received any salary increase since joining us in 2008. The Compensation Committee determined that these increases were warranted based on the executives’ performance and the lack of any salary increases for multiple years. At that time, Mr. Perham also recommended to the Compensation Committee that his annual base salary be reduced from $200,000 to $150,000 effective November 1, 2011.  Through this reduction, Mr. Perham wanted to offset the salary increases awarded to Messrs. DeMaria and Sullivan and another employee reporting to Mr. Perham.  The Compensation Committee concurred with Mr. Perham’s recommendation, and Mr. Perham’s base salary was reduced to $150,000 effective November 1, 2011.

Annual Incentive Compensation

The Compensation Committee did not adopt an executive bonus plan for 2011 because the Compensation Committee believed that such a plan should be based on pre-tax profit and none was projected. While the Company was profitable for the 2011 because of the patent sale transaction completed in December 2011, the Compensation Committee did not believe that the profitability resulting from this transaction warranted the payment of bonuses to our executives. To date, the Compensation Committee has not adopted an executive bonus plan for 2012 as the Company does not expect to be profitable in 2012. As soon as we achieve profitability on a pre-tax basis, the Compensation Committee intends to implement a bonus plan for our executives. During 2011, Mr. DeMaria had responsibility for our sales efforts and was compensated for these efforts under a sales compensation plan. Under his sales compensation plans for 2011 and 2010, we paid Mr. DeMaria $25,314 in commissions during 2011.

Stock Options

Although we do not have a mandated policy regarding the ownership of shares of common stock by officers and directors, we believe that granting stock options to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. Our 2010 Equity Incentive Plan (“2010 Plan”) enables us to grant stock options, as well as other types of stock-based compensation, to our executive officers and other employees. Under authority delegated to it by the board of directors, the Compensation Committee reviews and approves all stock option grants to named executive officers under the 2010 Plan. Typically, the options granted upon the executive’s hire vest with respect to one-fourth of the total number of shares subject to the grant on the first anniversary of the grant date and with respect to 1/48th of the shares monthly thereafter. The options granted to executives in connection with an annual performance review typically vest over a four-year period at the rate of 1/48th of the shares monthly. Our general policy is to grant the options with an exercise price equal to fair market value, which currently is the closing price of the common stock on the Nasdaq GM on the grant date.

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

Historically, no employee was eligible for an annual performance grant until the employee had worked for us for at least 12 months. Annual performance reviews are generally conducted in the second quarter of each fiscal year. Our CEO conducts the performance review of the other executives, all of whom report to him, and advises the Compensation Committee of any recommended new option grants. In addition to reviewing the CEO’s recommendations for other executives, the Compensation Committee also reviews the CEO’s annual performance and determines whether he should be granted an option to purchase additional shares. Aside from option grants in connection with annual performance reviews, we do not have a policy of granting additional options to executives and, consequently, the board of directors and the Compensation Committee have not adopted a policy with respect to granting options in coordination with the release of material non-public information. As discussed below, in December 2011, upon the recommendation of Mr. Perham, our board of directors awarded an additional option grant to Mr. Riordan, in recognition of Mr. Riordan’s service to the Company and not in connection with the annual performance review cycle.

In determining the size of stock option grants in connection with the annual performance reviews of our executives, the Compensation Committee takes into account the executive’s current position with and responsibilities to us. In connection with his annual performance review, in November 2011, upon the recommendation of Mr. Perham, our board of directors approved an option grant to Mr. Sullivan for 50,000 shares.  In December 2011, our board of directors approved an option grant to Mr. Riordan for an additional 400,000 shares. The board of directors determined that the initial 400,000 share grant awarded to Mr. Riordan upon his hire was inadequate based on his responsibilities and determined that an additional option grant of 400,000 shares was warranted. In November 2011, the Compensation Committee also approved an option grant for 200,000 shares to Mr. Perham, because his most recent option grant in November 2009 had fully vested and been exercised. Although Mr. Perham has two additional outstanding options to purchase a total of 450,000 shares, these options do not vest unless and until our common stock trades at a price substantially higher than it traded during 2011. The Compensation Committee believed it was important to grant Mr. Perham this additional option in order to retain him, as Mr. Perham’s base salary is significantly below the base salaries of chief executive officers of comparable companies in our industry and options are the primary component of Mr. Perham’s compensation package.

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

Accounting and Tax Considerations

Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. We endeavor to award compensation that will be deductible for income tax purposes. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly-held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. None of the compensation paid to our covered executive officers for the year ended December 31, 2011 that would be taken into account in determining a Section 162(m) limitation exceeded the $1 million limit. Our employee stock option plans and option grants to executives have been structured so that any compensation deemed paid to an executive officer in connection with the exercise of options with an exercise price equal to the fair market value of the shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. The Compensation Committee does not expect to take any action at this time to modify cash compensation payable to the executive officers that would result in the application of Section 162(m).

Say-on-Pay

In 2011, we gave our stockholders an opportunity to provide feedback on our executive compensation through an advisory vote at our annual stockholder meeting. Stockholders were asked to approve, on an advisory basis, the compensation paid to our named executive officers. A significant percentage of stockholders indicated approval of the compensation of the named executive officers, with 62% of the shares present or represented by proxy and entitled to vote on such matter voting in favor of the proposal.

In light of the results of the advisory vote, the Compensation Committee has continued to apply principles that were substantially similar to those applied in 2011 in determining compensation policies and decisions and did not make any significant changes to the Company’s executive compensation decisions and policies with respect to 2011 executive compensation as a result of the advisory vote in 2011.  The Compensation Committee will continue to consider the results of future advisory votes in its compensation policies and decisions.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2011. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

The Compensation Committee of the Board of Directors:

James D. Kupec (Chairman) Carl E. Berg Chi-Ping Hsu

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Leonard Perham(2)	2011	191,667	216,300	—	407,967
Chief Executive Officer & President	2010	200,000	—	—	200,000
	2009	200,000	534,555	—	734,555
James W. Sullivan(3)	2011	198,047	86,120	—	284,167
Chief Financial Officer & Vice	2010	195,000	233,359	—	428,359
President of Finance	2009	195,000	—	—	195,000
Thomas Riordan(4)	2011	100,000	590,240	—	690,240
Chief Operating Officer & Executive Vice President
David DeMaria(5)	2011	213,767	—	25,314	239,081
Vice President of Business Operations	2010	212,000	242,555	43,382	497,937
	2009	212,000	—	27,181	239,181

(1)                                 Option award amounts reflect the aggregate grant date fair value with respect to stock options granted during the years indicated, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the audited consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the SEC on March 15, 2012. These amounts do not reflect actual compensation earned or to be earned by our named executive officers.

(2)                                 In November 2011, Mr. Perham recommended to the Compensation Committee that his annual base salary be reduced from $200,000 to $150,000 effective November 1, 2011. The Compensation Committee accepted Mr. Perham’s recommendation and his annual base salary was reduced to $150,000 effective November 1, 2011.

(3)                                 In November 2011, our Compensation Committee increased Mr. Sullivan’s annual base salary to $209,625, retroactive to July 1, 2011.

(4)                                 Mr. Riordan became our chief operating officer and executive vice president in May 2011.

(5)                                 In November 2011, our Compensation Committee increased Mr. DeMaria’s annual base salary to $220,480, retroactive to July 1, 2011. Mr. DeMaria earned the amounts listed for him in the non-equity incentive plan column for performance in 2009, 2010 and 2011 pursuant to sales commission incentive plans.

GRANTS OF PLAN-BASED AWARDS

The following table provides information on plan-based awards granted in 2011 to each of the named executive officers.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Leonard Perham	11/1/11	200,000		3.54	216,300
James W. Sullivan	11/1/11	50,000		3.54	86,120
Thomas Riordan	5/10/11	400,000	(3)	6.06	1,175,360
Thomas Riordan	12/21/11	400,000	(4)	2.99	590,240

(1)                                 Each option was granted at an exercise price equal to the fair market value of our common stock on the grant date which was equal to the closing price of a share of our common stock on the Nasdaq GM on the date of grant.

(2)                                 Amount shown reflects the aggregate grant date fair value for financial statement reporting purposes, as determined pursuant to FASB ASC Topic 718, which utilizes certain assumptions as outlined in the notes to the audited consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the SEC on March 15, 2012.

(3)                                 This option grant was made to Mr. Riordan in connection with his appointment as chief operating officer and executive vice president as an inducement material to his entering into employment with us in accordance with Marketplace Rule 5635(c)(4) of the NASDAQ listing rules.

(4)                                 This option grant was made to Mr. Riordan pursuant to the 2010 Plan to increase his initial option grant to reflect his broad scope of responsibilities and recognize his service to the Company during 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price($)	Option Expiration Date(1)
Leonard Perham	800,000	(2)			450,000	(11)	5.61	11/8/14
	8,333	(3)	191,667		—		3.54	11/1/17
James W. Sullivan	186,042	(4)	3,958		—		3.73	1/18/18
	38,063	(5)	63,437		—		4.70	6/28/16
	5,208	(6)	44,792		—		3.54	11/1/17
Thomas Riordan	14,997	(7)	25,003		—		4.70	6/28/16
	—		400,000	(8)	—		6.06	5/10/17
	—		400,000	(9)	—		2.99	12/21/17
David DeMaria	229,166	(10)	45,834		—		4.57	8/18/14
	39,563	(5)	65,937		—		4.70	6/28/16

(1)                                 The standard option term is generally six years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant of ours.

(2)                                 These options were granted pursuant to the terms of an employment offer letter agreement between us and Mr. Perham dated as of November 8, 2007. The shares subject to these options vested over 24 months and were fully vested as of November 8, 2009.

(3)                                 The stock option was granted on November 1, 2011, and the shares subject to this option vest monthly over 24 months subject to continued employment (or service as a director or consultant).

(4)                                 The stock option was granted on January 18, 2008 pursuant to the terms of an employment offer letter agreement between us and Mr. Sullivan dated as of December 21, 2007. The shares subject to this option vested over 48 months, with 25% vested at the end of the first year of employment and the remaining shares monthly thereafter subject to continued employment (or service as a director or consultant).

(5)                                 The stock option was granted on June 28, 2010, and the shares subject to this option vest monthly over 48 months subject to continued employment (or service as a director or consultant).

(6)                                 The stock option was granted on November 1, 2011, and the shares subject to this option vest monthly over 48 months subject to continued employment (or service as a director or consultant).

(7)                                 The stock option was granted on June 28, 2010, as compensation for consulting services. The shares subject to this option vest monthly over 48 months subject to continued service as an employee, director or consultant. Subsequently in May 2011, Mr. Riordan joined the Company and the terms of the option were unchanged.

(8)                                 The stock option was granted on May 10, 2011 pursuant to the terms of an employment offer letter agreement between us and Mr. Riordan dated as of May 9, 2011. The shares subject to this option vest over 48 months, with 25% vesting at the end of the first year of employment and the remaining shares monthly thereafter subject to continued employment (or service as a director or consultant).

(9)                                 The stock option was granted on December 21, 2011, and the shares subject to this option vest monthly over 48 months subject to continued employment (or service as a director or consultant).

(10)                          The stock option was granted on August 18, 2008 pursuant to the terms of an employment offer letter agreement between us and Mr. DeMaria dated as of July 31, 2008. The shares subject to the option vest over 48 months, with 25% vested at the end of the first year of employment and the remaining shares monthly thereafter subject to continued employment (or service as a director or consultant).

(11)                          Consists of an option for 350,000 shares and an option for 100,000 shares granted on November 8, 2007 pursuant to the terms of an employment offer letter agreement between us and Mr. Perham dated as of November 8, 2007.  The option to purchase 350,000 shares vests as to 80% of these shares if the average closing price of our common stock for a 90-day measurement period is at least $10.00 per share, and vests as to the remaining 20% of these shares pro rata for each $0.01 increase in the average price up to $12.00 per share during a 90-day measurement period. The option to purchase 100,000 shares vests as to 50% of the shares if the average closing price of our common stock for a 90-day measurement period is at least $13.00 per share, and as to the remaining 50% of these shares pro rata for each $0.01 increase up to $15.00 per share during a 90-day measurement period. The vesting of such options is subject to Mr. Perham’s continued employment (or service as a director or consultant).

OPTION EXERCISES AND STOCK VESTED

The following table sets forth the number of shares acquired pursuant to the exercise of options by our named executive officer during 2011 and the aggregate dollar amount realized upon exercise of the options.

	Option Awards
Name	Number of Shares Acquired on Exercise(#)		Value Realized on Exercise($)(1)
James W. Sullivan	3,222	(2)	2,064

(1)         The aggregate dollar value realized upon the exercise of an option represents the difference between the value of the underlying shares on the date of exercise as measured by the closing price of a share of common stock on the Nasdaq GM on that date and the exercise price of the option, multiplied by the total number of shares acquired.

(2)         These shares were acquired through participation in the Company’s 2010 Employee Stock Purchase Plan (the “2010 ESPP”).

EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS AND AGREEMENTS

We have entered into agreements with each of Messrs. Perham, Sullivan, Riordan and DeMaria that provide for benefits in the event of a “Change-in-Control,” which is generally defined as:

•                  an acquisition of 45% or more of our common stock or voting securities by any “person” as defined under the Exchange Act; or

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

Except as set forth below, in the event such benefits are triggered by a termination of the named executive officer’s employment without cause (as described in the related agreements) within 24 months of a Change-in-Control, each of our current named executive officers will be entitled to:

•                  any base salary earned but not yet paid through the date of termination;

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

•                  reimbursement of any business expenses incurred by him through the date of termination but not yet paid; and

•                  acceleration of vesting of stock options as follows:

•                  Mr. Perham will be entitled to the immediate and unconditional vesting of the unvested portion of the option to purchase 200,000 shares granted to him on November 1, 2011;

•                  Messrs. Sullivan and DeMaria will be entitled to the immediate and unconditional vesting of one year of the remaining then unvested shares subject to options previously granted to them; and

•                  Mr. Riordan will be entitled to the immediate and unconditional vesting of the lesser of 25% of the shares subject to the options previously granted to him and the number of shares then unvested.

If a Change-in-Control occurred on December 31, 2011, and the employment of each of our named executive officers was terminated without cause immediately following the Change-in-Control, under the agreements we entered into with the current named executive officers, the following payments would have been required:

Name	Unused Vacation($)	Stock Option Vesting($)(1)	Total($)
Leonard Perham	2,140	126,500	128,640
James W. Sullivan	13,205	30,575	43,780
Thomas Riordan	4,115	121,000	125,115
David DeMaria	15,865	—	15,865

(1)                                 The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change-in-Control. The intrinsic value per share would be calculated as the excess of the closing price of the common stock on the Nasdaq GM of $4.20 on December 31, 2011 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purposes of these calculations.

If a Change-in-Control occurred on December 31, 2011, and the employment of each of our named executive officers was terminated without cause immediately following the Change-in-Control, under the agreements entered into by us and the current executive officers, the following numbers of option shares would have vested immediately as a result of acceleration on December 31, 2011:

Name	Number of Accelerated Option Shares
Leonard Perham	191,667
James W. Sullivan	85,375
Thomas Riordan	200,000
David DeMaria	95,125

Employment Agreements

In addition to the agreements containing the Change-in-Control provisions summarized above, we have entered into our standard form of employment, confidential information, invention assignment and arbitration agreement with each of the named executive officers.

We also have entered into agreements to indemnify our current and former directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for many expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provided services at our request.

Compensation Committee Interlocks and Insider Participation

During 2011, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had one or more of its executive officers serving as a member of our board of directors or Compensation Committee. Messrs. Berg, Hsu and Kupec, the Compensation Committee members, were not officers or employees of ours during 2011 or at any other time.

DIRECTOR COMPENSATION

The following table summarizes the compensation we paid to our non-employee directors in 2011:

Name	Option Awards ($)(1)(2)	Total ($)
Carl E. Berg	17,592	17,592
Tommy Eng	17,592	17,592
Chi-Ping Hsu	17,592	17,592
James D. Kupec	17,592	17,592

(1)                                  Option award amounts reflect the aggregate grant date fair value with respect to stock options granted to the non-employee directors, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the audited consolidated financial statements included in our 2011 Annual Report on Form 10-K. These amounts do not reflect actual compensation earned or to be earned by our non-employee directors.

(2)                                  As of December 31, 2011, our non-employee directors held outstanding options to purchase the following number of shares of our common stock: Carl E. Berg, 160,000; Tommy Eng, 300,000; Chi-Ping Hsu, 220,000; and James D. Kupec, 220,000.

In 2011, members of our board of directors did not receive any cash compensation for their service as directors. Pursuant to the 2010 Plan, on July 21, 2011, we granted options to purchase 20,000 shares to each of Messrs. Berg, Eng, Hsu and Kupec at an exercise price of $5.43 per share. These options vest in full on the first anniversary of the date of grant. The Plan permits the board of directors to establish by resolution the number of shares, up to a maximum of 40,000 each year for each non-employee director, to be covered by annual option grants or other awards to our non-employee directors for each year of service on our board. The awards will be granted at the first regular meeting of the board of directors following the date of each annual meeting of stockholders and vest in full on the first anniversary of the grant date, subject to continuous service during the period. Historically, the annual option grant award to a director was 20,000 shares of common stock, and in 2011 the board of directors determined that, although the 2010 Plan permits annual award grants of up to 40,000 shares, the annual award for service on the board of directors should continue to be an option to purchase 20,000 shares. The 2010 Plan also provides that each non-employee director shall be granted an award to purchase up to 120,000 shares upon his or her initial appointment or election to our board of directors, vesting over a four-year period at the rate of one fourth of the total number of shares each year, subject to the non-employee director’s continuous service on the board, with the exercise price of the award equal to 100% of the fair market value of a share of common stock on the date that he becomes a director. In the event of a merger, sale of substantially all of our assets or similar transaction, vesting of all director options would accelerate as to 100% of the unvested shares subject to the award. All awards to directors have a term of not longer than six years. The 2010 Plan also permits a disinterested majority of the board of directors, in its discretion, to authorize additional shares to be awarded or granted under stock options to committee chairs and other non-employee directors for extraordinary service on the board. The exercise price per share under each such discretionary option grant is equal to the fair market value of a share of our common stock on the date of grant on the principal trading market for our common stock at the time of grant, which is the NASDAQ Global Market, or the Nasdaq GM.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 6, 2012 concerning the ownership of our common stock by:

•                  each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);

•                  each of our directors;

•                  each of the named executive officers; and

•                  all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 38,755,929 shares of common stock outstanding as of April 6, 2012.

Unless otherwise stated, the business address of each of our directors and executive officers listed in the table is 3301 Olcott Street, Santa Clara, California 95054.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (Excluding Outstanding Options)(1)	Number of Shares Issuable on Exercise of Outstanding Options(2)	Percent of Class
Artis Capital Management, L.P.	5,562,846	—	14.4
One Market Plaza, Suite 2700
San Francisco, CA 94105(3)
Ingalls & Snyder LLC	4,144,992	—	10.7
61 Broadway
New York, NY 10006(4)
Morgan Stanley Smith Barney LLC	2,344,520	—	6.0
1585 Broadway
New York NY 10036(5)
1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee	2,304,830	—	5.9
10050 Bandley Drive,
Cupertino, CA 94014(6)
Directors and Officers:
Leonard Perham	997,500	858,333	4.7
Carl E. Berg	1,778,433	140,000	4.9
10050 Bandley Drive,
Cupertino, CA 95014(7)
Tommy Eng	—	280,000	*
Chi-Ping Hsu	—	200,000	*
James D. Kupec	—	200,000	*
James W. Sullivan	8,222	250,094	*
Thomas Riordan	4,000	119,164	*
David DeMaria	15,000	310,319	*
All current directors and executive officers as a group (8 persons)	2,813,155	2,357,910	12.6

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

(3)                                  In a Schedule 13G/A filed with the SEC on February 14, 2012, Artis Capital Management, L.P. (“Artis”) reported that it had sole voting and dispositive power over all of these shares.  According to the Schedule 13G/A, Artis, a registered investment adviser, serves as investment adviser to various investment funds that directly hold the shares for the benefit of the investors in those funds.  The Schedule 13G/A states that Artis Capital Management, Inc. (“Artis Inc.”) is the general partner of Artis and Stuart Peterson is the president of Artis Inc. and the controlling owner of Artis and Artis Inc.  The Schedule 13G/A further states that, by virtue of these relationships, Artis Inc. and Mr. Peterson may be deemed to beneficially own the common stock held by such funds, but that the filing of the Schedule 13G/A shall not be construed as an admission of such beneficial ownership by Artis Inc. or Mr. Peterson.

(4)                                  In a Schedule 13G/A filed with the SEC on February 7, 2012, Ingalls & Snyder LLC (“Ingalls”) reported that it had shared dispositive power over all 4,144,992 shares, but no voting authority with respect to any such shares.  According to the Schedule 13G/A, these shares include securities owned by clients of Ingalls, a registered broker dealer and a registered investment advisor, in accounts managed under investment advisory contracts.

(5)                                  According to a Schedule 13G filed jointly by Morgan Stanley and Morgan Stanley Smith Barney LLC with the SEC on February 10, 2012:  Morgan Stanley had sole voting power over 2,175,430 shares, shared voting power over 3,300 shares and sole dispositive power over 2,344,520 shares; and Morgan Stanley Smith Barney LLC had sole voting power over 2,171,846 shares, shared voting power over 3,300 shares and sole dispositive power over 2,340,936 shares.

(6)                                  Clyde J. Berg is Carl E. Berg’s brother, and Kara Berg, Carl Berg’s adult daughter, is the sole beneficiary of this trust. Carl E. Berg has no power over voting or investment decisions with respect to any of these shares and disclaims beneficial ownership of them.

(7)                              Includes 124,998 shares held by Berg & Berg Enterprises, LLC, of which Carl E. Berg is the sole manager. Mr. Berg disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in them. Also includes 169,998 shares owned by Mr. Berg’s wife, although Mr. Berg disclaims beneficial ownership of these shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2011 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,502,215	$4.48	3,663,944
Equity compensation plans not approved by security holders(2)	4,821,495	$3.29	—

(1)                                  Consists of 1,977,349 shares of common stock available for future issuance under the 2010 Plan and 1,686,595 shares of common stock available for future issuance under the 2010 ESPP. The 2010 Plan provides for an annual increase of 500,000 shares on January 1 of each year.

(2)                                  This reflects stock options granted in accordance with Marketplace Rule 5635(c)(4) of the NASDAQ listing rules to new employees as inducements material to their entering into employment with us. Such options have terms ranging from six to ten years. Except for the options granted to Mr. Perham in November 2007 and for the options granted to employees hired as a result of our acquisition of Prism Circuits, Inc. in June 2009, all such options generally vest at the rate of 25% of the shares subject to the option after the first anniversary of the grant date, and as to 1/48th of the total number of shares each month thereafter, subject to continued employment (or service as a director or consultant). The exercise price of all of the outstanding options was equal to the closing price of a share of common stock on the Nasdaq GM on the grant date.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Audit Committee Charter requires that the members of our Audit Committee, all of whom are independent directors, review and approve all business transactions between us and a director, officer, affiliate or other related party, as determined by the Audit Committee, including all related party transactions as defined in Item 404 of Regulation S-K promulgated by the SEC.

In July 2010, we entered into a lease agreement with Mission West Properties, Inc., or the lessor, to lease approximately 47,000 square feet for our corporate headquarters in Santa Clara, California. The lease term is 120 months. We have an option to extend the lease for two additional five-year periods at 95% of the then fair market monthly rent rate. The chief executive officer and chairman of the board of the lessor is Mr. Berg, who is a director of MoSys and a member of both our Audit Committee and Compensation Committee. For the year ended December 31, 2011, a total of $716,000 of lease payments was made to the lessor. The lease payments represented less than 5% of the lessor’s annual consolidated revenues during 2011. This transaction was reviewed by the board of directors and approved by the disinterested members of the Audit Committee in accordance with its charter.

Director Independence

For information regarding director independence, please see Item 10 above under the caption “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The following table shows the fees billed (in thousands of dollars) to us by Burr Pilger Mayer, Inc., or BPM, our independent registered public accounting firm, for the audit and other services provided for fiscal 2011 and 2010.

	2011	2010
Audit Fees(1)	$433	$434
Audit-Related Fees(2)	2	11
Total(3)	$435	$445

(1)                                  Audit fees were attributable to the annual audit of our consolidated financial statements and internal control over financial reporting in compliance with regulatory requirements under the Sarbanes-Oxley Act and reviews of condensed consolidated financial statements included in quarterly reports on Forms 10-Q.

(2)                                  Audit-related fees consisted primarily of accounting services related to SEC registration statements.

(3)                                  BPM did not provide any non-audit or other services other than those reported under “Audit Fees” and “Audit Related Fees.”

The Audit Committee meets with our independent registered public accounting firm at least four times a year. At such times, the Audit Committee reviews both audit and non-audit services performed by the independent registered public accounting firm, as well as the fees charged for such services.  The Audit Committee is responsible for pre-approving all auditing services and non-auditing services (other than non-audit services falling within the de minimus exception set forth in Section 10A(i)(1)(B) of the Exchange Act and non-audit services that independent auditors are prohibited from providing to us) in accordance with the following guidelines: (1) pre-approval policies and procedures must be detailed as to the particular services provided; (2) the Audit Committee must be informed about each service; and (3) the Audit Committee may delegate pre-approval authority to one or more of its members, who shall report to the full committee, but shall not delegate its pre-approval authority to management. The Audit Committee has delegated its authority to the Chairman of the Audit Committee to pre-approve requests for audit and non-audit services. Among other things, the Audit Committee or the chairman of the Audit Committee examines the effect that performance of non-audit services may have upon the independence of the auditors.

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2012.

MOSYS, INC.

By:	/s/ LEONARD PERHAM
Leonard Perham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD PERHAM	President, Chief Executive Officer, and Director	April 30, 2012
Leonard Perham	(Principal Executive Officer)

/s/ JAMES W. SULLIVAN	Vice President of Finance and Chief Financial Officer	April 30, 2012
James W. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

*	Director	April 30, 2012
Carl E. Berg

*	Director	April 30, 2012
Tommy Eng

*	Director	April 30, 2012
Chi-Ping Hsu

*	Director	April 30, 2012
James D. Kupec

* /s/ JAMES W. SULLIVAN
James W. Sullivan
Attorney-In-Fact

Exhibit Index

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification