Form 10-Q
period 2012-03-31
MoSys, Inc.
filed 2012-05-09
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, 38,744,929 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$9,420	$40,025
Short-term investments	23,368	9,413
Accounts receivable, net	308	969
Unbilled contracts receivable	6	74
Prepaid expenses and other current assets	1,993	1,522
Total current assets	35,095	52,003

Long-term investments	21,908	8,537
Property and equipment, net	1,149	1,382
Goodwill	23,134	23,134
Intangible assets, net	3,717	4,400
Other assets	182	181
Total assets	$85,185	$89,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$757	$336
Accrued expenses and other liabilities	4,064	2,779
Deferred revenue	875	920
Total current liabilities	5,696	4,035

Long-term liabilities	126	109
Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 38,746 shares and 38,423 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	385	384
Additional paid-in capital	151,604	150,507
Accumulated other comprehensive income (loss)	(12)	1
Accumulated deficit	(72,614)	(65,399)
Total stockholders’ equity	79,363	85,493
Total liabilities and stockholders’ equity	$85,185	$89,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Net revenue
Licensing and other	$221	$1,347
Royalty	1,203	2,192
Total net revenue	1,424	3,539

Cost of net revenue
Licensing and other	57	690
Total cost of net revenue	57	690

Gross profit	1,367	2,849

Operating expenses
Research and development	7,506	6,155
Selling, general and administrative	2,926	2,714
Gain on sale of assets	(1,856)	—
Total operating expenses	8,576	8,869

Loss from operations	(7,209)	(6,020)
Other income and expense, net	24	9
Loss before income taxes	(7,185)	(6,011)
Income tax provision	30	18

Net loss	(7,215)	(6,029)

Other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(13)	(8)
Comprehensive loss	$(7,228)	$(6,037)

Net loss per share
Basic and diluted	$(0.19)	$(0.16)
Shares used in computing net loss per share
Basic and diluted	38,566	37,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,215)	$(6,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258	281
Stock-based compensation	1,043	709
Amortization of intangible assets	683	655
Gain on sale of assets	(1,856)	—
Provision for doubtful accounts	—	106
Other non-cash items	—	16
Changes in assets and liabilities:
Accounts receivable	661	(272)
Unbilled contracts receivable	68	18
Prepaid expenses and other assets	13	847
Deferred revenue	(45)	385
Accounts payable	(39)	(634)
Accrued expenses and other liabilities	201	(5)
Net cash used in operating activities	(6,228)	(3,923)

Cash flows from investing activities:
Purchases of property and equipment	(25)	(240)
Net proceeds from sale of assets	2,187	—
Proceeds from sales and maturities of marketable securities	8,454	10,353
Purchase of marketable securities	(35,793)	(15,853)
Net cash used in investing activities	(25,177)	(5,740)

Cash flows from financing activities:
Proceeds from issuance of common stock	847	1,269
Payments on capital lease obligations	(47)	(47)
Net cash provided by financing activities	800	1,222

Net decrease in cash and cash equivalents	(30,605)	(8,441)

Cash and cash equivalents at beginning of period	40,025	14,340
Cash and cash equivalents at end of period	$9,420	$5,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company has been designing, developing, marketing and licensing high-performance semiconductor memory and high-speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. In February 2010, the Company announced the commencement of a new product initiative to develop a family of integrated circuit (IC) products under the “Bandwidth Engine” product name. Bandwidth Engine ICs combine the Company’s high-density embedded memory with its high-speed 10 Gigabits per second interface (I/O) technology and are initially being marketed to networking systems companies and designers of advanced systems on chips designs. The Company’s strategy and primary business objective is to become a fabless semiconductor company focused on development and sale of Bandwidth Engine ICs. The Company’s future success and ability to achieve and maintain profitability will be dependent on its success in developing a market for the Bandwidth Engine ICs. During 2011, the Company began to dedicate more of its engineering resources and the engineering budget to IC efforts and this trend will continue as the Company places more emphasis on IC product sales as opposed to IP sales.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year is the calendar year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses recognized during the reported period. Actual results could differ from those estimates.

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, commercial paper, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in the value judged to be other than temporary are included in the other income and expense, net line item in the condensed consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. The Company grants credit only to customers deemed creditworthy in the judgment of management. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. There was no allowance for doubtful accounts receivable at March 31, 2012 and December 31, 2011.

Revenue Recognition

General

The Company generates revenue from the licensing of its IP and sales of IC products. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements or customer purchase orders.

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

IC products

The Company recognizes revenue at the time of shipment to the Company’s customers. Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale.  IC product revenue was not significant for the three months ended March 31, 2012, and has been included in the licensing and other revenue line item in the condensed consolidated statements of operations and comprehensive loss.

Cost of Net Revenue

Cost of licensing and other revenue consists primarily of engineering personnel and overhead allocation costs directly related to development services specified in agreements and costs of IC sales. Development services typically include customization of the Company’s technologies for the licensee’s particular IC design and may include engineering support to assist in the commencement of production of a licensee’s products.

Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performed the annual impairment test in September 2011, and the test did not indicate impairment of goodwill, as the fair value exceeded the carrying value of the reporting unit by approximately 61%. As the Company used the market approach to assess impairment, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. As of March 31, 2012, the Company had not identified any factors to indicate there was an impairment of our goodwill and determined that no additional impairment analysis was required.

Intangible Assets

Intangible assets acquired in business combinations, referred to as purchased intangible assets, are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to business combinations and the patent license were as follows (dollar amounts in thousands):

	March 31, 2012
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$6,299	$2,941
Customer relationships	3	390	366	24
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	140	—
Subtotal purchased intangible assets		10,520	7,555	2,965
Patent license	7	780	28	752
Total		$11,300	$7,583	$3,717

	December 31, 2011
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$5,676	$3,564
Customer relationships	3	390	334	56
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	140	—
Subtotal purchased intangible assets		10,520	6,900	3,620
Patent license	7	780	—	780
Total		$11,300	$6,900	$4,400

The related amortization expense was $0.7 million for each of the three months ended March 31, 2012 and 2011. Amortization expense has been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.  The estimated aggregate amortization expense to be recognized in future years is approximately $1.1 million for the remainder of 2012, $1.0 million for 2013, $1.0 million for 2014, $0.3 million for 2015 and $0.1 million annually for 2016 through 2018.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of March 31, 2012 and 2011, stock awards to purchase approximately 11,546,000 and 10,110,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were as follows (in thousands):

	March 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$9,420	$—	$—	$9,420
Short-term investments:
U.S. government debt securities	$12,415	$2	$(4)	$12,413
Corporate notes and commercial paper	10,237	6	(4)	10,239
Certificates of deposit	716	—	—	716
Total short-term investments	$23,368	$8	$(8)	$23,368
Long-term investments:
U.S. government debt securities	$15,239	$4	$(13)	$15,230
Corporate notes	6,681	4	(7)	6,678
Total long-term investments	$21,920	$8	$(20)	$21,908

	December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$40,025	$—	$—	$40,025
Short-term investments:
U.S. government debt securities	$4,834	$2	$—	$4,836
Corporate notes	4,578	1	(2)	4,577
Total short-term investments	$9,412	$3	$(2)	$9,413
Long-term investments:
U.S. government debt securities	$5,721	$1	$(1)	$5,721
Corporate notes	2,816	2	(2)	2,816
Total long-term investments	$8,537	$3	$(3)	$8,537

As of March 31, 2012 and December 31, 2011, all of the available-for-sale securities with unrealized losses were in a loss position for less than 12 months.  Total fair value of available-for-sale securities with unrealized losses was $29.6 million at March 31, 2012.

Cost and fair value of investments based on two maturity groups were as follows (in thousands):

	March 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$23,368	$8	$(8)	$23,368
Due in 1-2 years	21,920	8	(20)	21,908
Total	$45,288	$16	$(28)	$45,276

	December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$9,412	$3	$(2)	$9,413
Due in 1-2 years	8,537	3	(3)	8,537
Total	$17,949	$6	$(5)	$17,950

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$6,355	$6,355	$—	$—
Certificates of deposit	965	—	965	—
Corporate notes and commercial paper	18,916	—	18,916	—
U.S. government debt securities	27,644	—	27,644	—
Total assets	$53,880	$6,355	$47,525	$—

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,792	$2,792	$—	$—
Corporate notes	7,393	—	7,393	—
U.S. government debt securities	10,557	—	10,557	—
Total assets	$20,742	$2,792	$17,950	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2012 and 2011.  There were no Level 3 financial assets as of March 31, 2012 and December 31, 2011.

Note 3:         Asset Purchase Agreement

In March 2012, the Company entered into an asset purchase agreement for an exclusive license of a portion of its intellectual property pertaining to its high-speed serial I/O technology for approximately $4.3 million.  The Company will also provide certain technology transfer support services, and fifteen employees of the Company’s India subsidiary accepted employment with the purchasing company.  The Company received approximately $2.2 million, net of transaction costs, in cash upon execution of the agreement.  The agreement includes approximately $1.9 million (the “Holdback”) to be paid upon providing technology transfer support services and achievement of certain contractually agreed-upon development milestones.  A portion of the Holdback is reserved for any costs related to indemnification claims that may arise during the 12 month period following the agreement date.

During the quarter ended March 31, 2012, the Company recognized a $1.9 million gain on this transaction, net of transaction costs, which has been recorded as a reduction of operating expenses in the condensed consolidated statements of operations and comprehensive loss, and approximately $0.3 million in current liabilities for the technology transfer support service obligation.  Gains related to the Holdback will be recorded when the milestones are completed and the indemnity period lapses, which is expected to be within 12 months of the agreement date.

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2012 or 2011 related to these indemnifications.

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

In September 2010, a claimant filed suit against the Company seeking a contractual payment by the Company of approximately 200,000 shares of the Company’s common stock, among other claims. In November 2010, the suit went to arbitration, and in December 2010, the Company filed a counter claim against the claimant.  On April 3, 2012, the arbitrator ruled against the Company and awarded the claimant a cash award of approximately $1.4 million.  The disputed shares are to be returned to the Company and retired.  The value of the retired shares, $0.8 million as of the arbitration settlement date, was recorded as a reduction to stockholders’ equity as a stock repurchase.  The remaining amount of $0.6 million was recorded as a selling, general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company expects to pay the $1.4 million in the second quarter of 2012.

Note 5. Business Segments and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

The Company recognized revenue from customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
United States	$581	$1,346
Taiwan	437	789
Japan	394	1,294
Europe	12	106
Other Asia	—	4
Total	$1,424	$3,539

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended March 31,
	2012	2011
Customer A	30%	22%
Customer B	26%	12%
Customer C	17%	20%

Three customers accounted for 88% of net accounts receivable at March 31, 2012. Four customers accounted for 96% of net accounts receivable at December 31, 2011.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is not currently under any tax jurisdiction examination.  The 2003 through 2011 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As of March 31, 2012, the Company did not have any unrecognized tax benefits or recognize any interest or penalties related to unrecognized tax benefits.

Note 7. Stock-Based Compensation

The Company recorded approximately $1.0 million and $0.7 million of stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively. The expense relating to stock-based awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of March 31, 2012 was $5.2 million and is expected to be recognized as expense over a weighted average period of approximately 2.44 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three months ended March 31, 2012 and 2011, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Common Stock Options and Restricted Stock

A summary of the option and restricted stock unit activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and 2010 Equity Incentive Plan (2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2011	1,977	6,528	$4.48
Additional shares authorized under the 2010 Plan	500	—	—
Options granted	(4)	4	$3.93
Options cancelled	111	(111)	$4.23
Options exercised	—	(34)	$2.85
Options expired	(55)	—	—
Balance at March 31, 2012	2,529	6,387	$4.50

A summary of restricted stock awards and restricted stock unit activity for grants outside of the Plans is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at March 31, 2012 and December 31, 2011	15	$1.60

The Company also has awarded options to new employees outside the Plans and may continue to do so outside the 2010 Plan, as a material inducement to the acceptance of employment with the Company, as permitted under the Listing Rules of the Nasdaq Stock Market. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or, below a specified share level, by an authorized executive officer.

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2011	4,815	$3.29
Granted	350	$3.92
Cancelled	(103)	$1.54
Exercised	(111)	$1.54
Balance at March 31, 2012	4,951	$3.41

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants, excluding restricted stock awards and restricted stock unit activity, as of March 31, 2012 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.50 - $2.50	3,309	2.63	$1.70	$7,520	2,061	2.85	$1.70	$4,686
$2.51 - $5.00	4,694	4.33	$3.96	1,029	2,204	3.67	$4.12	282
$5.01 - $7.50	2,688	4.20	$5.87	—	1,805	3.76	$5.84	—
$7.51 - $15.00	647	0.92	$8.63	—	647	0.92	$8.63	—
	11,338	3.61	$4.02	$8,549	6,717	3.17	$4.27	$4,968

As of March 31, 2012, the Company had 10.6 million shares subject to outstanding options fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 3.51 years, weighted average exercise price of $4.03 and aggregate intrinsic value of $8.1 million.

The total fair value of shares subject to outstanding options vested during the three months ended March 31, 2012 and 2011 calculated using the Black-Scholes valuation method was $0.5 million and $0.6 million, respectively. The total intrinsic value of employee stock options exercised during the three months ended March 31, 2012 and 2011 was $0.3 million and $0.7 million, respectively.

Options to purchase 6.7 million and 5.7 million shares with weighted average exercised prices of $4.27 and $4.65 per share were exercisable at March 31, 2012 and 2011, respectively.

Valuation Assumptions

The fair value of the Company’s share-based payment awards for the three months ended March 31, 2012 and 2011 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended March 31,
Employee stock options:	2012	2011
Risk-free interest rate	0.7% - 0.8%	1.5%
Volatility	66.8%	62.9%
Expected life (years)	4.0	4.0
Dividend yield	0%	0%

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

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2.0 million shares of common stock have been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. On February 29, 2012, approximately 178,000 shares of common stock were issued at an aggregate purchase price of $579,000 under the ESPP.  As of March 31, 2012, there were approximately 1,500,000 shares authorized and unissued under the ESPP.

Note 8. Related Party Transactions

In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (“Credo”), a privately-funded fabless semiconductor company, to develop, market and sell integrated circuits.  Two of the Company’s executive officers are investors in Credo.  The agreement calls for the Company to pay approximately $1.4 million to Credo and its hardware vendors upon Credo achieving certain development and verification milestones, of which the Company paid $0.2 million in the quarter ended March 31, 2012, which was accounted for as research and development expense. The first $1.2 million of gross profits generated by the sale of these integrated circuits will be retained by the Company.  Thereafter, the gross profits will be shared equally by the two companies.

Note 9. Subsequent Events

On April 3, 2012, the Company received notification of an arbitration settlement against the Company; see Note 4.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in Risk Factors and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2011. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

Historically, our primary business has been defining, designing, marketing and licensing differentiated embedded memory and high-speed parallel and serial interface intellectual property (IP) for advanced systems on chip (SoCs) designs. However, our competitiveness and the demand for our IP have declined since the beginning of 2011 when we began dedicating more of our engineering and marketing resources to our IC efforts. This trend will continue as we place far more emphasis on IC product sales than on IP transactions.

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

As a result of our reduced licensing activities, we expect our licensing and royalty revenue to decrease in future periods. We do not expect to generate significant revenue from our Bandwidth Engine ICs until 2013, and we believe that the growth in our IC revenues will not offset the decline in our IP revenues until at least 2013. Accordingly, we expect our losses from operations to increase in the near future.

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

Royalty.  Royalty revenue represents amounts earned under provisions in our memory licensing contracts that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our memory IP. Our license agreements require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs, and we recognize royalties in the quarter in which we receive the licensee’s report.

The timing and level of royalties are difficult to predict. They depend on the licensee’s ability to market, produce and sell products incorporating our technology. Many of the products of our licensees that are currently subject to licenses from us are used in consumer products, such as electronic game consoles, for which demand can be seasonal.

IC product.  IC product revenue is recognized at the time of shipment of our ICs to customers. Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if we conclude we can reasonably estimate the credits for returns and price adjustments issuable. An estimated allowance is recorded, at the time of shipment for future returns and other charges against revenue consistent with the terms of sale.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue.

	Three Months Ended March 31,		Year-Over-Year Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Licensing and other	$221	$1,347	$(1,126)	(84)%
Percentage of total net revenue	16%	38%

Licensing and other revenue decreased for the three months ended March 31, 2012, compared with the same period of 2011, primarily due to the decline in the number and value of new license agreements. We did not execute any new license agreements in the first quarter of 2012, and we do not expect to enter into new license agreements during the remainder of 2012.  Revenue from the sale of our IC products was included in this line item, and was not considered significant for the three months ended March 31, 2012.

	Three Months Ended March 31,		Year-Over-Year Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Royalty	$1,203	$2,192	$(989)	(45)%
Percentage of total net revenue	84%	62%

Royalty revenue decreased for the three months ended March 31, 2012, compared with the same period of 2011, primarily due to a decrease in shipments by an IDM licensee whose product is used in the Nintendo Wii® game console and a decrease in royalties received from a major foundry partner.

Cost of Net Revenue and Gross Profit.

	Three Months Ended March 31,		Year-Over-Year Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Cost of net revenue	$57	$690	$(633)	(92)%
Percentage of total net revenue	4%	19%

	Three Months Ended March 31,		Year-Over-Year Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Gross profit	$1,367	$2,849	$(1,482)	(52)%
Percentage of total net revenue	96%	81%

Cost of net revenue consists of personnel and related overhead allocation costs for engineers assigned to revenue-generating licensing arrangements and costs related to the sale of IC products.

Cost of net revenue decreased for the three months ended March 31, 2012, compared with the same period of 2011 primarily due to the lack of new licensing agreements and limited engineering services required on existing contracts during the first quarter of 2012.  Cost of net revenue included stock-based compensation expense of $8,000 and $61,000 for the three months ended March 31, 2012 and 2011, respectively.

Gross profit decreased for the three months ended March 31, 2012, compared with the same period of 2011 primarily due the decrease in our revenue.  Gross margin percentage increased to 96% for the three months ended March 31, 2012 from 81% in the same quarter of the prior year primarily due to the increase in royalty revenue, which has no related costs, as a percentage of total net revenue.

Research and Development.

	Three Months Ended March 31,		Year-Over-Year Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Research and development	$7,506	$6,155	$1,351	22%
Percentage of total net revenue	522%	174%

Our research and development expenses include development and design of variations of our 1T-SRAM and I/O technologies for use in different manufacturing processes used by licensees, costs related to the development of our IC products and amortization of technology-based intangible assets. We expense research and development costs as they are incurred.

The $1.4 million increase for the three months ended March 31, 2012, compared with the same period a year ago, was primarily due to increases in costs related to the development of our Bandwidth Engine IC and stock-based compensation charges.

Research and development expenses included stock-based compensation expense of $0.8 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Selling, General and Administrative.

	Three Months Ended March 31,		Year-Over-Year Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Selling, general and administrative	$2,926	$2,714	$212	8%
Percentage of total net revenue	206%	77%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, application engineering, finance, human resources and general management.

The $0.2 million increase for the three months ended March 31, 2012, compared with the same period a year ago, was primarily due to arbitration costs and a $0.6 million judgment, partially offset by lower sales commissions resulting from lower sales bookings.

Selling, general and administrative expenses included stock-based compensation expense of $0.3 million for each of the three month periods ended March 31, 2012 and 2011. We expect total selling, general and administrative expenses to decrease in absolute dollars as the arbitration costs incurred in the first quarter are not expected to recur.

Other Income and Expense, net.

	Three Months Ended March 31,		Year-Over-Year Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Other income and expense, net	$24	$9	$15	167%
Percentage of total net revenue	2%	—

Other income and expense, net primarily consisted of interest income on our investments, which was $40,000 and $44,000 for the three months ended March 31, 2012 and 2011, respectively.  Despite our higher average cash and investments balance, interest income declined due to lower interest rates earned during the quarter ended March 31, 2012.  Interest income was partially offset by expenses, including foreign exchange transaction losses and other non-operating expenses, for the three month ended March 31, 2012 and 2011.

Income Tax Provision.

	Three Months Ended March 31,		Year-Over-Year Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Income tax provision	$30	$18	$12	67%
Percentage of total net revenue	2%	1%

Our income tax provisions are primarily attributable to foreign jurisdictions.

The provision for the three months ended March 31, 2012 and 2011 was attributable to taxes for our foreign subsidiaries and branches and minimum U.S. state income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2012, we had cash, cash equivalents and long and short-term investments of $54.7 million and had total working capital of $29.4 million. Our principal source of cash and investments in 2011 was the sale of patents for $35 million in December 2011. Our primary capital requirements are to fund working capital, including development of Bandwidth Engine ICs, and any acquisitions that we make that require cash consideration or expenditures.

Net cash used in operating activities was $6.2 million for the first three months of 2012, which primarily resulted from the net loss of $7.2 million and $0.8 million generated from changes in operating assets and liabilities, reduced by the $1.9 million gain on the sale of assets and adjusted for non-cash charges consisting of stock-based compensation of $1.0 million and depreciation and amortization of $0.9 million. The changes in assets and liabilities primarily related to the timing of billing our customers, collection of receivables and payments to vendors.

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

Net cash used in investing activities was $25.2 million for the first three months of 2012, and included net amounts transferred from cash to marketable securities of $27.3 million that did not impact our liquidity and $2.2 million in proceeds from the sale of assets.

Net cash used in investing activities was $5.7 million for the first three months of 2011, and included amounts transferred to and from cash and marketable securities of $5.5 million that did not impact our liquidity and $0.2 million for purchases of fixed assets.

Our financing activities in for the first three months of 2012 and 2011 primarily consisted of proceeds from the exercise of stock options and our employee stock purchase plan.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

We expect our cash expenditures to continue to exceed receipts in 2012 as we will generate minimal revenue from IC sales and expect reduced licensing and royalty revenues compared with 2011, and we will continue our research and development efforts for the expansion and fabrication of the Bandwidth Engine IC product line. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our operating cash requirements through the remainder of 2012 and for the foreseeable future. Should our cash resources prove inadequate, we may seek additional funding through public or private equity or debt financing, and have a shelf registration allowing us to sell up to approximately $30 million of our securities from time to time until November 2013. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities under our existing shelf registration statement. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2012 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$6,237	$848	$1,531	$1,377	$2,481
Purchase Commitments	3,211	3,211	—	—	—
Capital Lease	104	104	—	—	—
	$9,552	$4,163	$1,531	$1,377	$2,481

As of March 31, 2012, we had purchase commitments primarily related to computer-aided design tools payable through March 2013 and capital lease obligation for testing equipment.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, corporate debt, commercial paper, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $53.9 million as of March 31, 2012 and earned an average annual interest rate of approximately 0.4% during the first three months of 2012, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first quarter of 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, which we filed with the Securities and Exchange Commission on March 15, 2012.

ITEM 6. Exhibits

(a)	Exhibits

	10.20*	Stock Option Agreement between Registrant and Leonard Perham dated as of November 1, 2011
	10.21*	Stock Option Agreement between Registrant and Thomas Riordan dated as of December 21, 2011
	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2012  and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*Management contract, compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2012		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)