Form 10-Q
period 2012-06-30
MoSys, Inc.
filed 2012-08-09
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, 39,061,753 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
June 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,970	$40,025
Short-term investments	26,343	9,413
Accounts receivable, net	326	969
Prepaid expenses and other current assets	1,775	1,596
Total current assets	32,414	52,003

Long-term investments	18,626	8,537
Property and equipment, net	924	1,382
Goodwill	23,134	23,134
Intangible assets, net	3,154	4,400
Other assets	177	181
Total assets	$78,429	$89,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$623	$336
Accrued expenses and other liabilities	2,278	2,779
Deferred revenue	851	920
Total current liabilities	3,752	4,035

Long-term liabilities	144	109

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 38,956 shares and 38,423 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	390	384
Additional paid-in capital	153,311	150,507
Accumulated other comprehensive income (loss)	(1)	1
Accumulated deficit	(79,167)	(65,399)
Total stockholders’ equity	74,533	85,493
Total liabilities and stockholders’ equity	$78,429	$89,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue
Licensing and other	$644	$1,216	$865	$2,563
Royalty	1,092	2,076	2,295	4,268
Total net revenue	1,736	3,292	3,160	6,831

Cost of net revenue
Licensing and other	179	469	236	1,159
Total cost of net revenue	179	469	236	1,159

Gross profit	1,557	2,823	2,924	5,672

Operating expenses
Research and development	6,688	6,566	14,194	12,721
Selling, general and administrative	1,428	1,917	4,354	4,631
Gain on sale of assets	—	—	(1,856)	—
Total operating expenses	8,116	8,483	16,692	17,352

Loss from operations	(6,559)	(5,660)	(13,768)	(11,680)
Other income and expense, net	36	25	60	34

Loss before income taxes	(6,523)	(5,635)	(13,708)	(11,646)
Income tax provision	30	17	60	35

Net loss	$(6,553)	$(5,652)	$(13,768)	$(11,681)

Other comprehensive loss, net of tax:
Net unrealized gains (losses) on available-for-sale securities	11	16	(2)	8
Comprehensive loss	$(6,542)	$(5,636)	$(13,770)	$(11,673)

Net loss per share
Basic and diluted	$(0.17)	$(0.15)	$(0.36)	$(0.31)
Shares used in computing net loss per share
Basic and diluted	38,880	37,738	38,723	37,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(13,768)	$(11,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	498	562
Stock-based compensation	2,063	1,553
Amortization of intangible assets	1,246	1,309
Gain on sale of assets	(1,856)	—
Provision for doubtful accounts	—	106
Other non-cash items	—	18
Changes in assets and liabilities:
Accounts receivable	643	427
Prepaid expenses and other assets	308	853
Deferred revenue	(69)	(75)
Accounts payable	(190)	(609)
Accrued expenses and other liabilities	(87)	251
Net cash used in operating activities	(11,212)	(7,286)

Cash flows from investing activities:
Purchases of property and equipment	(40)	(316)
Net proceeds from sale of assets	2,187	—
Net cash paid for purchase of MagnaLynx, Inc.	—	(1,000)
Proceeds from sales and maturities of marketable securities	19,396	16,873
Purchases of marketable securities	(46,417)	(20,563)
Net cash used in investing activities	(24,874)	(5,006)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,569	2,465
Repurchase of common stock (Note 4)	(1,444)	—
Payments on capital lease obligations	(94)	(93)
Net cash provided by financing activities	31	2,372

Net decrease in cash and cash equivalents	(36,055)	(9,920)

Cash and cash equivalents at beginning of period	40,025	14,340
Cash and cash equivalents at end of period	$3,970	$4,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the “Company”) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company has been designing, developing, marketing and licensing high-performance semiconductor memory and high-speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. In February 2010, the Company announced the commencement of a new product initiative to develop a family of integrated circuit (IC) products under the “Bandwidth Engine” product name. Bandwidth Engine ICs combine the Company’s proprietary high-density embedded memory with its high-speed 10 Gigabits per second interface (I/O) technology and are initially being marketed to networking systems companies and designers of advanced systems on chips designs. The Company’s strategy and primary business objective is to become a fabless semiconductor company focused on development and sale of Bandwidth Engine ICs. During 2011, the Company began to dedicate more of its engineering resources and the engineering budget to IC efforts, and this trend will continue as the Company places more emphasis on IC product sales as opposed to IP licensing transactions. The Company’s future success and ability to achieve and maintain profitability will be dependent on its success in developing a market for the Bandwidth Engine ICs.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.

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

Level 2—Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s Level 2 securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, commercial paper, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. The Company grants credit only to customers deemed creditworthy in the judgment of management. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. There was no allowance for doubtful accounts receivable at June 30, 2012 or December 31, 2011.

Inventory

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market value.  The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions.  Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required.  As of June 30, 2012, inventory was not significant and has been included in the prepaid expenses and other current assets line item of the condensed consolidated balance sheets.

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

For license agreements involving deliverables that do require significant production, modification or customization, and where the Company has significant experience in meeting the design specifications in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Under this method, revenue recognized in any period depends on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimate the total direct labor hours to perform the contract services, based on experience in developing prior licensees’ designs. The direct labor hours for the development of the licensee’s design are estimated at the beginning of the contract. As the direct labor hours are incurred, they are used as a measure of progress towards completion. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts and will revise its estimates of revenue and gross profit under the contract if it revises the estimations of the direct labor hours to complete. The Company’s policy is to reflect any revision in the contract gross profit estimate in reported income or loss in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined to be likely. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, the excess amount is recorded as an unbilled contracts receivable. Unbilled contracts receivable as of June 30, 2012 and December 31, 2011 are not considered significant and have been included in the prepaid expenses and other current assets line item of the condensed consolidated balance sheets.

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

IC products

The Company sells products both directly to customers, as well as through distributors.  Revenue from sales directly to customers is generally recognized at the time of shipment. The Company records an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale.  IC product revenue and costs relating to sales made through distributors with rights of return and stock rotation are deferred until the distributors sell the product to end customers due to the Company’s inability to estimate future returns and credits to be issued.  At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment.  Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand.  The associated deferred margin is included in the deferred revenues line item in the condensed consolidated balance sheet.  The Company recorded initial IC product revenue in 2012, and a significant reserve for returns has been recorded due to the product’s early stage of development and testing. IC product revenue was not significant for the three and six months ended June 30, 2012, and has been included in the licensing and other revenue line item in the condensed consolidated statements of operations and comprehensive loss.

Cost of Revenue

Cost of licensing and other revenue consists primarily of engineering personnel and overhead allocation costs directly related to development services specified in licensing agreements and direct and indirect costs of IC product sales. Development services typically include customization of the Company’s technologies for the licensee’s particular IC design and may include engineering support to assist in the commencement of production of a licensee’s products.

Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performed the annual impairment test in September 2011, and the test did not indicate impairment of goodwill, as the fair value exceeded the carrying value of the reporting unit by approximately 61%. As the Company used the market approach to assess impairment, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. As of June 30, 2012, the Company had not identified any factors to indicate there was an impairment of our goodwill and determined that no additional impairment analysis was required.

Intangible Assets

Intangible assets acquired in business combinations, referred to as purchased intangible assets, are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to business combinations and the patent license were as follows (dollar amounts in thousands):

	June 30, 2012
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$6,810	$2,430
Customer relationships	3	390	390	—
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	140	—
Subtotal purchased intangible assets		10,520	8,090	2,430
Patent license	7	780	56	724
Total		$11,300	$8,146	$3,154

	December 31, 2011
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$5,676	$3,564
Customer relationships	3	390	334	56
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	140	—
Subtotal purchased intangible assets		10,520	6,900	3,620
Patent license	7	780	—	780
Total		$11,300	$6,900	$4,400

The related amortization expense was $0.6 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively. The related amortization expense was $1.2 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. Amortization expense has been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.  The estimated aggregate amortization expense to be recognized in future years is approximately $0.5 million for the remainder of 2012, $1.0 million for 2013, $1.0 million for 2014, $0.3 million for 2015 and $0.1 million annually for 2016 through 2018.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of June 30, 2012 and 2011, stock awards to purchase approximately 10,931,000 and 10,174,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Note 2. Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were as follows (in thousands):

	June 30, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$3,970	$—	$—	$3,970
Short-term investments:
U.S. government debt securities	$8,130	$1	$(3)	$8,128
Corporate notes and commercial paper	14,143	7	(4)	14,146
Certificates of deposit	4,067	3	(1)	4,069
Total short-term investments	$26,340	$11	$(8)	$26,343
Long-term investments:
U.S. government debt securities	$11,641	$2	$(4)	$11,639
Corporate notes	6,268	3	(5)	6,266
Certificates of deposit	721	—	—	721
Total long-term investments	$18,630	$5	$(9)	$18,626

	December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$40,025	$—	$—	$40,025
Short-term investments:
U.S. government debt securities	$4,834	$2	$—	$4,836
Corporate notes	4,578	1	(2)	4,577
Total short-term investments	$9,412	$3	$(2)	$9,413
Long-term investments:
U.S. government debt securities	$5,721	$1	$(1)	$5,721
Corporate notes	2,816	2	(2)	2,816
Total long-term investments	$8,537	$3	$(3)	$8,537

As of June, 30, 2012 and December 31, 2011, all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months. Total fair value of available-for-sale securities with unrealized losses was $28.2 million at June 30, 2012.

Cost and fair value of investments based on two maturity groups were as follows (in thousands):

	June 30, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$26,340	$11	$(8)	$26,343
Due in 1-2 years	18,630	5	(9)	18,626
Total	$44,970	$16	$(17)	$44,969

	December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$9,412	$3	$(2)	$9,413
Due in 1-2 years	8,537	3	(3)	8,537
Total	$17,949	$6	$(5)	$17,950

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$790	$790	$—	$—
Certificates of deposit	4,790	—	4,790	—
Corporate notes and commercial paper	22,912	—	22,912	—
U.S. government debt securities	19,917	—	19,917	—
Total assets	$48,409	$790	$47,619	$—

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,792	$2,792	$—	$—
Corporate notes	7,393	—	7,393	—
U.S. government debt securities	10,557	—	10,557	—
Total assets	$20,742	$2,792	$17,950	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three and six months ended June 30, 2012 and 2011. There were no Level 3 financial assets as of June 30, 2012 or December 31, 2011.

Note 3:        Asset Purchase Agreement

In March 2012, the Company entered into an asset purchase agreement for an exclusive license of a portion of its intellectual property pertaining to its high-speed serial I/O technology for approximately $4.3 million.  As part of the agreement, the Company provided certain technology transfer support services, and 15 employees of the Company’s India subsidiary accepted employment with the purchaser.  The Company received approximately $2.2 million, net of transaction costs, in cash upon execution of the agreement.  The agreement provides for an additional $1.9 million (the “Holdback”) to be paid upon providing technology transfer support services and achievement of certain contractually agreed-upon development milestones.  In July 2012, $1.3 million of the Holdback payment was received.  A portion of the Holdback is reserved for any costs related to indemnification claims that may arise during the 12 month period following the agreement date.

 During the quarter ended March 31, 2012, the Company recognized a $1.9 million gain on this asset sale, net of transaction costs, which has been recorded as a reduction of operating expenses in the condensed consolidated statements of operations and comprehensive loss, and approximately $0.3 million in current liabilities for the technology transfer support service obligation.  As of June 30, 2012, $0.2 million remained of this liability.  Gains related to the Holdback will be recorded when the milestones are completed and the indemnity period lapses, which is expected to be within 12 months of the agreement date.  No gains were recorded in the quarter ended June 30, 2012.

Note 4. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2012 or 2011 related to these indemnifications.

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

In September 2010, a claimant filed suit against the Company seeking a contractual payment of approximately 200,000 shares of the Company’s common stock, among other claims. In November 2010, the suit went to arbitration, and, in December 2010, the Company filed a counter claim against the claimant.  On April 3, 2012, the arbitrator ruled against the Company and awarded the claimant a cash award of approximately $1.4 million, which was paid in the second quarter of 2012 and has been recorded as a repurchase of common stock in the condensed consolidated statement of cash flows.  The Company repurchased the disputed shares in the second quarter of 2012, and the shares were retired.  In the first quarter of 2012, the value of the disputed shares, $0.8 million as of the arbitration settlement date, was recorded as a reduction to stockholders’ equity as a stock repurchase.  The remaining amount of $0.6 million was recorded as a selling, general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

Note 5. Business Segments and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

The Company recognized revenue from customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$1,036	$1,088	$1,617	$2,434
Taiwan	334	848	771	1,637
Japan	299	916	693	2,210
Europe	67	436	79	542
Other Asia	—	4	—	8
Total	$1,736	$3,292	$3,160	$6,831

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	35%	15%	31%	13%
Customer B	19%	26%	24%	24%
Customer C	11%	*	*	*
Customer D	—	17%	*	18%

*Represents percentages less than 10%.

Four customers accounted for 95% of net accounts receivable at June 30, 2012. Four customers accounted for 96% of net accounts receivable at December 31, 2011.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is not currently under any tax jurisdiction examination.  The 2003 through 2011 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As of June 30, 2012, the Company did not have any unrecognized tax benefits or recognize any interest or penalties related to unrecognized tax benefits.

Note 7. Stock-Based Compensation

The Company recorded $1.0 million and $0.8 million of stock-based compensation expense for the three months ended June 30, 2012 and 2011, respectively. The Company recorded $2.1 million and $1.6 million of stock-based compensation expense for the six months ended June 30, 2012 and 2011, respectively. The expense relating to stock-based awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of June 30, 2012 was $5.0 million and is expected to be recognized as expense over a weighted average period of approximately 2.47 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and six months ended June 30, 2012 and 2011, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Common Stock Options and Restricted Stock

A summary of the option and restricted stock unit activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan and 2010 Equity Incentive Plan (2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2011	1,977	6,528	$4.48
Additional shares authorized under the 2010 Plan	500	—	—
Options granted	(4)	4	$3.93
Options cancelled	111	(111)	$4.23
Options exercised	—	(34)	$2.85
Options expired	(55)	—	—
Balance at March 31, 2012	2,529	6,387	$4.50
Options granted	(430)	430	$3.23
Options cancelled	361	(361)	$6.70
Options exercised	—	(20)	$1.98
Options expired	(235)	—	—
Balance at June 30, 2012	2,225	6,436	$4.30

A summary of restricted stock awards and restricted stock unit activity for grants outside of the Plans is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at March 31, 2012 and December 31, 2011	15	$1.60
Vested	(11)	$1.62
Cancelled	(4)	$1.55
Non-vested shares at June 30, 2012	—	$—

The Company also has awarded options to new employees outside of the Plans and may continue to do so outside of the 2010 Plan, as material inducements to the acceptance of employment with the Company, as permitted under the Listing Rules of the Nasdaq Stock Market. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or, below a specified share level, by an authorized executive officer.

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2011	4,815	$3.29
Granted	350	$3.92
Cancelled	(103)	$1.54
Exercised	(111)	$1.54
Balance at March 31, 2012	4,951	$3.41
Granted	—	—
Cancelled	(199)	$1.55
Exercised	(438)	$1.55
Balance at June 30, 2012	4,314	$3.69

The following table summarizes significant ranges of outstanding and exercisable options, excluding restricted stock awards and restricted stock unit activity, as of June 30, 2012 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.50 - $2.50	2,655	2.46	$1.73	$4,004	1,835	2.51	$1.73	$2,770
$2.51 - $5.00	4,935	4.23	$3.90	243	2,304	3.49	$4.11	43
$5.01 - $7.50	2,686	3.95	$5.88	—	2,013	3.64	$5.86	—
$7.51 - $15.00	474	0.95	$8.31	—	474	0.95	$8.31	—
	10,750	3.58	$4.05	$4,247	6,626	3.08	$4.28	$2,813

As of June 30, 2012, the Company had 10.0 million shares subject to outstanding options fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 3.48 years, weighted average exercise price of $4.06 and aggregate intrinsic value of $4.1 million.

The total fair value of shares subject to outstanding options vested calculated using the Black-Scholes valuation method was $1.1 million for both the six months ended June 30, 2012 and 2011. The total intrinsic value of employee stock options exercised during the six months ended June 30, 2012 and 2011 was $1.1 million and $1.9 million, respectively.

Options to purchase 6.6 million and 5.6 million shares with weighted average exercised prices of $4.28 and $4.47 per share were exercisable at June 30, 2012 and 2011, respectively.

Valuation Assumptions and Expense Information

The fair value of the Company’s share-based payment awards for the three and six months ended June 30, 2012 and 2011 was estimated on the grant date using a Black-Scholes valuation method and an option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee stock options:
Risk-free interest rate	0.6%	1.1% – 1.7%	0.6% – 0.8%	1.1% – 1.7%
Volatility	66.3% – 66.8%	62.7% – 63.8%	66.3% – 66.8%	62.7% – 63.8%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	0%	0%	0%	0%

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

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock has been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less.  As of June 30, 2012, there were approximately 1,500,000 shares authorized and unissued under the ESPP.

Note 8. Related Party Transactions

In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (Credo), a privately-funded fabless semiconductor company, to develop, market and sell integrated circuits.  Two of the Company’s executive officers are investors in Credo.  The agreement calls for the Company to pay approximately $1.4 million to Credo and its hardware vendors upon Credo achieving certain development and verification milestones, of which the Company paid $0.3 million in the first half of 2012, which was accounted for as research and development expense.  The first $1.2 million of gross profits generated by the sale of these integrated circuits will be retained by the Company.  Thereafter, the gross profits will be shared equally by the two companies.

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

Since the beginning of 2010, we have invested an increasing amount of our financial and engineering resources towards the development of our Bandwidth Engine family of ICs. We shipped initial samples of our first Bandwidth Engine ICs to prospective customers in December 2010, and, in May 2012, we announced our first design wins for low volume applications with original equipment manufacturers. Our future success and ability to achieve and maintain profitability will be dependent on our success in developing a market for our Bandwidth Engine ICs.

Historically, our primary business has been defining, designing, marketing and licensing differentiated embedded memory and high-speed parallel and serial interface intellectual property (IP) for advanced systems on chip (SoCs) designs. However, our competitiveness and the demand for licenses to our IP have declined since the beginning of 2011 when we began dedicating more of our engineering and marketing resources to our IC efforts. This trend will continue as we place far more emphasis on IC product sales than on IP transactions.

As a result of our reduced licensing activities, we expect our licensing and royalty revenue to decrease in future periods. We do not expect to generate significant revenue from our Bandwidth Engine ICs until 2013, at the earliest, and do not believe that the growth in our IC revenues will offset the decline in our IP revenues and gross margin from historical levels until some time thereafter.. Accordingly, we expect our losses from operations to increase in the near future.

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

IC product.  IC product revenue, which is included in licensing and other revenue, is generally recognized at the time of shipment to our customers. An estimated allowance is recorded, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale.  IC product revenue and costs relating to sales made through distributors with rights of return and stock rotation are deferred until the distributors sell the product to end customers due to our inability to estimate future returns and credits to be issued.  At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, inventory is relieved, as legal title to the inventory is transferred upon shipment, and the associated deferred margin is recorded as deferred revenues in the condensed balance sheets.  Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2011.  As of June 30, 2012, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue.

	June 30,		Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Licensing and other — three months ended	$644	$1,216	$(572)	(47)%
Percentage of total net revenue	37%	37%
Licensing and other — six months ended	$865	$2,563	$(1,698)	(66)%
Percentage of total net revenue	27%	38%

Licensing and other revenue decreased for the three and six months ended June 30, 2012, compared with the same periods of 2011, primarily due to the decline in the number and value of new license agreements.  In the first half of 2012, all licensing revenue was generated from agreements entered into in 2011 and prior years. We do not expect to enter into any new license agreements during the remainder of 2012.

	June 30,		Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Royalty — three months ended	$1,092	$2,076	$(984)	(47)%
Percentage of total net revenue	63%	63%
Royalty — six months ended	$2,295	$4,268	$(1,973)	(46)%
Percentage of total net revenue	73%	62%

Royalty revenue decreased for the three and six months ended June 30, 2012, compared with the same period of 2011, primarily due to a decrease in shipments by an IDM licensee whose product is used in the Nintendo Wii® game console and a decrease in royalties received from a major foundry partner.

Cost of Net Revenue and Gross Profit.

	June 30,		Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Cost of net revenue — three months ended	$179	$469	$(290)	(62)%
Percentage of total net revenue	10%	14%
Cost of net revenue — six months ended	$236	$1,159	$(923)	(80)%
Percentage of total net revenue	7%	17%

	June 30,		Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Gross profit — three months ended	$1,557	$2,823	$(1,266)	(45)%
Percentage of total net revenue	90%	86%
Gross profit — six months ended	$2,924	$5,672	$(2,748)	(48)%
Percentage of total net revenue	93%	83%

Cost of net revenue consists of personnel and related overhead allocation costs for engineers assigned to revenue-generating licensing arrangements and direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased for the three and six months ended June 30, 2012, compared with the same periods of 2011, primarily due to the lack of new licensing agreements and limited engineering services required on existing contracts during the period.  Cost of net revenue included stock-based compensation expense of $38,000 and $46,000 for the three months ended June 30, 2012 and 2011, respectively, and $46,000 and $107,000 for the six months ended June 30, 2012 and 2011, respectively.

Gross profit decreased for the three and six months ended June 30, 2012, compared with the same periods of 2011, primarily due to the decrease in our revenue.  Gross margin percentage increased for the three months ended June 30, 2012, compared with the same period of 2011, primarily due to a fewer number of license agreements requiring customization. Gross margin percentage increased for the six months ended June 30, 2012, compared with the same period of 2011, primarily due to the increase in royalty revenue, which has no related costs, as a percentage of total net revenue, along with a fewer number of license agreements requiring customization.

Research and Development.

	June 30,		Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Research and development — three months ended	$6,688	$6,566	$122	2%
Percentage of total net revenue	385%	199%
Research and development — six months ended	$14,194	$12,721	$1,473	12%
Percentage of total net revenue	449%	186%

Our research and development expenses include development and design of variations of our 1T-SRAM and I/O technologies for use in different manufacturing processes used by licensees, costs related to the development of our IC products and amortization of technology-based intangible assets. We expense research and development costs as they are incurred.

The $0.1 million increase for the three months ended June 30, 2012, compared with the same period a year ago, was primarily due to an increase in stock-based compensation expense, offset by a decrease in costs related to the development of our Bandwidth Engine IC.

Research and development expenses included stock-based compensation expense of $0.7 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively.

The $1.5 million increase for the six months ended June 30, 2012, compared with the same period a year ago, was primarily related to an increase in stock-based compensation expense and less costs allocated to license agreements requiring customization, offset by decreases in personnel costs resulting from lower headcount.

Research and development expenses included stock-based compensation expense of $1.5 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative (SG&A).

	June 30,		Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
SG&A — three months ended	$1,428	$1,917	$(489)	(26)%
Percentage of total net revenue	82%	58%
SG&A — six months ended	$4,354	$4,631	$(277)	(6)%
Percentage of total net revenue	138%	68%

SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, application engineering, finance, human resources and general management.

The $0.5 million decrease for the three months ended June 30, 2012, compared with the same period a year ago, was primarily due to lower personnel and legal costs.

The $0.3 million decrease for the six months ended June 30, 2012, compared with the same period a year ago, was primarily due to lower personnel costs, commissions and stock-based compensation expense.

Selling, general and administrative expenses included stock-based compensation expense of $0.3 million for both the three months ended June 30, 2012 and 2011. Selling, general and administrative expenses included stock-based compensation expense of $0.5 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively.

We expect total selling, general and administrative expenses to decrease in absolute dollars in the second half of 2012 as the arbitration costs incurred in the first quarter are not expected to recur.

Other Income and Expense, net.

	June 30,		Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Other income and expense, net — three months ended	$36	$25	$11	44%
Percentage of total net revenue	2%	1%
Other income and expense, net — six months ended	$60	$34	$26	76%
Percentage of total net revenue	2%	—

Other income and expense, net primarily consisted of interest income on our investments, which was $0.1 million for each of the six months ended June 30, 2012 and 2011, respectively. Interest income was partially offset by expenses, including foreign exchange transaction losses and other non-operating expenses, for the six months ended June 30, 2012 and 2011.

Income Tax Provision.

	June 30,		Change
	2012	2011	2011 to 2012
	(dollar amounts in thousands)
Income tax provision — three months ended	$30	$17	$13	76%
Percentage of total net revenue	2%	1%
Income tax provision — six months ended	$60	$35	$25	71%
Percentage of total net revenue	2%	1%

The provision for the three and six months ended June 30, 2012 and 2011 was attributable to taxes for our foreign subsidiaries and branches and minimum U.S. state income tax liabilities. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2012, we had cash, cash equivalents and long and short-term investments of $48.9 million and had total working capital of $28.7 million. Our principal source of cash and investments in 2011 was the sale of patents for $35 million in December 2011.  Our primary capital requirements are to fund working capital, including development of Bandwidth Engine ICs, and any acquisitions that we make that require cash considerations or expenditures.

Net cash used in operating activities was $11.2 million for the first six months of 2012, which primarily resulted from the net loss of $13.8 million, increased by the $1.9 million gain on the sale of assets and adjusted for non-cash charges consisting of stock-based compensation of $2.1 million and depreciation and amortization of $1.7 million.  The changes in assets and liabilities primarily related to the timing of billing our customers, collection of receivables and payments to vendors.

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

Net cash used in investing activities was $24.9 million for the first six months of 2012, and included net amounts transferred from cash to marketable securities of $27.0 million that did not impact our liquidity and $2.2 million in proceeds from the sale of SerDes technology in March 2012.

Net cash used in investing activities was $5.0 million for the first six months of 2011, and included net amounts transferred from cash to marketable securities of $3.7 million that did not impact our liquidity, a $1.0 million earn-out payment related to the MagnaLynx acquisition and $0.3 million for purchases of fixed assets.

Our financing activities for the first six months of 2012 primarily consisted of proceeds from the exercise of stock options and our employee stock purchase plan, offset by a payment made to repurchase shares of common stock to comply with an arbitration judgment.  Our proceeds from financing activities for the first six months of 2011 of $2.4 million consisted primarily of funds received from issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

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

•                  variations in yields, materials costs and other manufacturing risks;

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

We expect our cash expenditures to continue to exceed receipts in 2012 as we will generate minimal revenue from IC sales and expect reduced licensing and royalty revenues compared with 2011, while we continue our research and development efforts for the expansion and fabrication of the Bandwidth Engine IC product line. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our operating cash requirements through the remainder of 2012 and for the foreseeable future. Should our cash resources prove inadequate, we may seek additional funding through public or private equity or debt financing, and have a shelf registration allowing us to sell up to approximately $30 million of our securities from time to time until November 2013. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities under our existing shelf registration statement. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Contractual Obligations

The impact that our contractual obligations as of June 30, 2012 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$6,001	$820	$1,489	$1,387	$2,305
Purchase Commitments	2,468	2,468	—	—	—
Capital Lease	40	40	—	—	—
	$8,509	$3,328	$1,489	$1,387	$2,305

As of June 30, 2012, we had purchase commitments, primarily related to computer-aided design tools, payable through March 2013 and capital lease obligations for testing equipment.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, corporate debt, commercial paper, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. No single security should exceed 5% of the portfolio at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $48.4 million as of June 30, 2012 and earned an average annual interest rate of approximately 0.3% during the first six months of 2012, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the second quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

At the Company’s 2012 Annual Meeting of Stockholders held on June 5, 2012, Messrs. Stephen L. Domenik and Victor K. Lee were elected to the Company’s board of directors.  Messrs. Domenik and Lee entered into Indemnification Agreements with the Company effective as of June 5, 2012, under which the Company agreed to indemnify the new directors from claims arising from certain events in connection with their service on the board of directors. The form of indemnification agreement was substantially similar to the form of agreement we have previously used to provide indemnification to our other directors and officers.

ITEM 6. Exhibits

(a)	Exhibits

	10.22	Form of Indemnification Agreement used from June 5, 2012
	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2012		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.22	Form of Indemnification Agreement used from June 5, 2012
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.