Form 10-K
period 2012-12-31
MoSys, Inc.
filed 2013-03-12
CIK 890394

Use these links to rapidly review the document
TABLE OF CONTENTS 1
Part IV
MOSYS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year December 31, 2012 or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2012 was $116,627,970 based upon the last sale price reported for such date on the Global Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of March 1, 2013, 40,391,414 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2013 Annual Meeting of Stockholders to be held on or about June 4, 2013 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Part I

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our products, technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "plans," "projects," or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, "Risk Factors," and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

        MoSys®,1T-SRAM® and Bandwidth Engine® are registered trademarks of MoSys, Inc. GigaChip™ is a trademark of MoSys, Inc.

Item 1.    Business

Company Overview

        MoSys, Inc., together with its subsidiaries ("MoSys," the "Company," "we," "our" or "us"), is a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Our technology delivers time-to-market, performance, power and economic benefits for system original equipment manufacturers, or OEMs. We have developed a family of ICs, called Bandwidth Engine, that combines our proprietary 1T-SRAM high-density embedded memory and high-speed 10 Gigabits per second, or Gbps, serial interface, or I/O, with our intelligent access technology and a highly efficient interface protocol. As the bandwidth requirements and amount of packet processing increase in high-speed networking systems, critical memory access bottlenecks can occur. Our Bandwidth Engine IC, with its combination of serial I/O, high-speed memory, and efficient, intelligent access, drastically increases memory accesses per second, removing these bottlenecks. The first applications for our Bandwidth Engine IC are in networking and communications systems to enable next generation, high density 10 Gbps, 40 Gbps, 80 Gbps and higher solutions. Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and serial I/O used in advanced systems-on-chips, or SoCs. We are focused on developing differentiated IP-rich IC products, such as the Bandwidth Engine, and are dedicating substantially all of our research and development, marketing and sales budget to these IC products.

        Our future success and ability to achieve and maintain profitability will be dependent on the marketing and sales of our Bandwidth Engine IC products into networking, communications and other markets requiring high bandwidth memory access. Since the beginning of 2010, we have invested an increasing amount of our research and development resources towards development of our Bandwidth Engine family of ICs, and as of the end of 2012 had ceased our efforts to actively market our IP and establish license agreements for customers' new SoC development projects. However, we have made opportunistic sales of some of our IP. For instance, in December 2011, we sold a number of patents in an arrangement that provided $35 million in cash with no equity dilution to the Company and, in March 2012, we sold a portion of our SerDes technology and supporting workforce for approximately $4.3 million, of which we have received $3.6 million through December 2012.

        Due to the shift in our engineering and research and development focus and the decline in major consumer electronics applications utilizing customized versions of our 1T-SRAM technology, our competitiveness and the demand for our IP have declined since the beginning of 2011. Revenue from IP licensing and royalties did represent the majority of our revenues for 2012. We expect revenue from IP licensing and royalties to represent a significant portion of our revenues in 2013, although at a significantly reduced level. Our expectation is that our revenue will transition from primarily licensing and royalty to predominately IC product sales.

Industry Background

        The amount of data being transferred by networking, storage and computing systems is increasing rapidly, primarily driven by the growth of the Internet and demand for real-time processing of bandwidth intensive applications, such as video-on-demand, Internet protocol TV, peer-to-peer and cloud computing, web2.0 applications, 3G and 4G wireless, voice-over-Internet protocol, and many others. In order to meet these demands, the network backbone, access, storage and data center infrastructure must scale in bandwidth and processing capability. In addition, system designers face the challenge of increasing the throughput of all subsystems for a variety of applications, such as video games, medical record and imaging transfers, and file sharing. These increased demands strain communication between onboard IC devices, limiting the data throughput in network switches and routers and the network backbone. To support this trend, the next generations of networking systems must offer higher levels of packet forwarding rates and bandwidth density. This in turn necessitates new generations of packet processors and improved memory subsystems to enable system performance in support of these increased demands.

        Networking systems, such as routers and switches, contain network line cards. The type and number of semiconductors included on the line cards depend on the capacity, port type and target functionality of each card. Several types of semiconductors are included on each line card, including physical interface electronics, one or more packet processors and multiple memory chips. Packet processors are complex ICs developed using field programmable gate arrays, or FPGAs, application-specific integrated circuits, or ASICs, application specific standard products, or ASSPs, or network processing units, or NPUs, that perform high speed processing for functions, such as traffic shaping, metering, billing, statistics, detection and steering. Various types of memory ICs are used in order to facilitate the temporary storage and assist in the analysis and tracking of information embedded within each packet flowing through the processors. After a packet enters the line card through a physical interface, a packet or data processor helps separate the packet into smaller pieces for rapid analysis. Typically, the data is broken up into the packet header, which contains vital information on packet destination and type, such as the IP address, and the payload, which contains the data being sent. The packet header is stripped from the packet, stored in memory ICs and processed separately by a packet processing engine on the line card. The analysis of the packet header must occur at full data rates and typically requires accessing memory ICs many times. Simultaneously, the packet's payload, which may be substantially larger than the packet header, is also stored in memory ICs. Once processing is complete, the packet is re-combined to be sent from the system. Within the line card, communication between the packet processor and memory ICs occurs through either a parallel or serial interface. Combinations of physical pins on each type of chip are grouped together in a parallel or serial architecture to form a pathway, called a bus, through which information is transferred from one IC to the next.

        Today, the majority of physical buses use a parallel architecture to communicate between processors and memory ICs, which means information can travel only in one direction and in one instance at a time. As processing speeds increase, in a parallel architecture the number of pins required and the speed of the bus become a limitation on system performance and capability. In a serial architecture, the number of connections is reduced substantially across fewer, higher-rate pins and data is transferred simultaneously in both directions. High speed serial bus architectures and more advanced I/O protocols must be supported by the various ICs included on the line card in order to remove the bottleneck and meet next generation bandwidth requirements.

        The majority of networking systems sold today includes line cards that process data at speeds of 10 Gbps to 40Gbps, supporting many aggregated slower ports. To accommodate the substantial and growing increase in demand for networking communications and applications, networking equipment manufacturers are beginning to produce next-generation systems that run at aggregate speeds of 100 Gbps with plans to scale to thousands of Gbps, or Terabits, per second. Another major challenge to system designers is what we call the "memory performance barrier." Processor performance in applications such as computing and networking have continued to nearly double every 18 months, or even faster, while the performance of memory technology has generally been able to double once every 10 years. Existing memory IC solutions based on parallel I/O architecture easily support speeds up to 40 Gbps, but will struggle to meet speeds of 100 Gbps and beyond due to system-level limitations for pin counts, power and performance. Traditional memory solutions currently used on line cards include both dynamic random access memory, or DRAM, and static random access memory, or SRAM, IC solutions. Line cards in networking systems use both specialized, high-performance DRAM ICs, such as reduced-latency DRAM, or RLDRAM, low-latency DRAM, or LLDRAM, and commodity DRAM, such as double data rate, or DDR ICs. In addition, networking systems use higher-performance SRAM ICs such as quad data rate, or QDR SRAM. Substantially all of these DRAM and SRAM memory ICs use parallel interfaces, which are slower than serial interfaces and will be challenged to meet the performance requirements of networking systems greater than 40 Gbps. The result is a gap between processor and memory performance. To meet the higher performance requirements being demanded by the industry, while using current components and architectural approaches, system designers must add more discrete memory ICs to the line cards. This results in higher cost and power consumption, the use of more space on the line cards and additional communication interference between the ICs, which in turn results in additional bandwidth limitation problems.

        To address the bandwidth limitations currently confronting networking system designers, we have developed our Bandwidth Engine family of ICs. We expect our Bandwidth Engine IC products to address the increasing demands placed on conventional memory technology used on the line cards in high-bandwidth networking systems. We believe that our product and technology is required as a replacement for existing memory IC solutions in order to meet the needs of the next-generation networking systems that will require a large number of packet lookups and to support aggregated rates greater than 100 Gbps.

Bandwidth Engine IC Products

        Our Bandwidth Engine ICs combine: (1) our proprietary high-density, high-speed, low latency embedded memory, (2) our high-speed serial 10 Gbps serial interface technology, or SerDes, (3) an open-standard interface protocol and (4) intelligent access technology. We believe an IC combining our 1T-SRAM memory and serial I/O with logic and other intelligence functions provides a system-level solution and significantly improves overall system performance at lower cost, size and power consumption. Our first-generation Bandwidth Engine ICs can provide over two billion accesses per second, which is more than twice the performance of current memory-based solutions. They also can enable system designers to significantly narrow the gap between processor and memory IC performance. Customers that design Bandwidth Engine ICs onto the line cards in their networking systems will re-architect their systems at the line card level and use our product to replace traditional memory solutions. When compared with existing commercially available solutions, our Bandwidth Engine ICs may:

  •
  provide up to four times the performance;

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

        Our first generation Bandwidth Engine IC contains 576 megabytes, or MB, of memory and uses 10.3 Gbps SerDes I/O technology. Variations of this IC can have up to two interface ports, with up to eight serial receiver and eight serial transmitter lanes per port for a total of 16 lanes of 10.3 Gbps SerDes interface. These ICs include an arithmetic logic unit, or ALU, that can perform read-modify-write operations. These ICs are tested to meet or exceed the standards for telecommunications carrier class and enterprise grade applications.

        Our second generation Bandwidth Engine IC family and architecture was announced in late 2012. These devices will operate at up to 480 Gbps using sixteen 15 Gbps SerDes lanes. In addition to a speed improvement of up to 50%, the architecture will enable several family member parts with added specialized features. To date, we have announced three devices:

  •
  MSR620 adds burst features optimized for oversubscription buffer applications;

  •
  MSR720 adds a write cache and memory coherency capability that allows for deterministic look ups optimized for state and que type applications; and

  •
  MSR820 delivers increased intelligence for lookup, metering and statistics applications by adding dual counters, atomic and extensive metering functions.

The devices will represent a significant improvement in speed and features, supporting aggregate line rates of up to 400 Gbps and further reduce size, pin count and power. We expect to begin sampling these devices in mid-2013.

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

High-Performance Interface

        High-speed, efficient I/Os are critical building blocks to meet high data transfer rate requirements for communication between ICs on network line cards. We believe that current networking equipment system requirements necessitate an industry transition from parallel I/O to serial I/O. As a result, semiconductor companies are increasingly turning to serial I/O architectures to achieve needed system performance. For example, high-performance ICs that are sold into wide markets, such as FPGAs and NPUs, are using serial I/Os to ensure they can match the performance of, and compete with ASICs. Using serial I/O, IC developers also are able to reduce pin count (the wired electrical pins that connect an IC to the network line card on which it is mounted) on the IC. With reducing geometries, the size of most high-performance ICs is dictated by the number of pins required, rather than the amount of logic and memory embedded in the chip. As a result, using serial I/O facilitates cost reduction and reduced system power consumption, while improving the performance of both the IC itself and the overall system.

GigaChip Interface Protocol

        In addition to the physical characteristics of the serial I/O, the protocol used to transmit data is also an important element that impacts speed and performance. To address this and complement our Bandwidth Engine devices, we have developed the GigaChip Interface, or GCI, which is an open-interface transport protocol optimized for efficient chip-to-chip communications. The GCI electrical interface is compatible with the current industry standard (Common Electrical Interface, release #11 or CEI-11). GCI can enable highly efficient serial chip-to-chip communications, and its transport efficiency averages 90% for the data transfers it handles. GCI is included in our Bandwidth Engine ICs, and we are offering it to customers and prospective partners on terms intended to encourage widespread adoption.

High-Performance and High-Density Memory Architecture

        The Bandwidth Engine uses our proprietary 1T-SRAM high-density memory technology to provide the density of DRAM and the speed of SRAM. The internal multi-bank memory array architecture used in our Bandwidth Engine ICs enables concurrent access operations. We believe that this architecture is also optimized for small algorithmic operations and data transfers, such as packet header analysis.

Carrier and Enterprise Grade Quality and Reliability

        Networking equipment providers focused on the carrier and enterprise market have rigid performance and reliability standards that they require their IC vendors to achieve. Our Bandwidth Engine architecture and interface are designed for data robustness and employ end-to-end error checking and correction codes. Although the Bandwidth Engine functions as more than a discrete memory device, the onboard memory array represents a significant portion of the total chip area. Memory-dominated devices require substantially different and more robust testing than non-memory ICs in order to achieve the quality and reliability requirements of advanced networking systems. We have considered these requirements for our target customers and market segments and have incorporated appropriate design and manufacturing performance margins into our Bandwidth Engine IC products. As a result, our first generation Bandwidth Engine passed extensive reliability and life tests required for carrier grade qualification certification as part of its release to production.

Our Technology

        Our historical business was focused on the licensing of our proprietary 1T-SRAM and SerDes I/O technologies. We leveraged our proprietary IP to design our Bandwidth Engine IC. The following discussion explains these technologies in further detail, as well as our historical licensing activities, which have generated substantially all of our revenues in 2012.

1T-SRAM

        Our innovative 1T-SRAM technologies provide major advantages over a traditional SRAM in cell stability, memory density and power consumption, making it more economical for designers to incorporate large amounts of embedded memory in their designs. In addition, our 1T-SRAM technologies offer all the benefits of the traditional SRAM, such as low latency, high speed and the opportunity to use a simple interface. Our 1T-SRAM technologies can achieve these advantages while utilizing standard logic manufacturing processes and providing the simple, standard SRAM interface that designers are accustomed to.

High-Density

        The high-density of our 1T-SRAM technologies stems from the use of a single- transistor, or 1T, which is similar to DRAM, with a storage cell for each bit of information. Embedded memory utilizing our 1T-SRAM technologies is typically two to three times denser than the six-transistor storage cells used by traditional SRAM, i.e., 6T-SRAM. Increased density enables manufacturers of electronic products, such as cellular phones, video game consoles and digital cameras and camcorders, to incorporate additional functionality into a single IC, generally a SoC, resulting in overall cost savings.

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

SerDes (I/Os)

High-speed

        To meet increasing system performance requirements, which in many cases are being driven by the growth in the Internet and the need to transmit data faster, systems are requiring both more memory and faster communication between ICs in a system. Our interface technology includes high-speed serial I/Os, called SerDes. Our SerDes technology allows for fast exchange of data between ICs in the system and can support data rates of 2.5 to 11 Gbps in a number of protocols, including XAUI, 10G KR and PCI Express (generations 1 to 3). We are developing next generation SerDes solutions, which we are targeting to achieve data rates of 15 Gbps and support advanced geometry nodes, such as 28 nanometers, primarily for use in our IC products.

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

Low power

        While SerDes I/Os provide significantly enhanced performance over parallel I/Os, SerDes I/Os have higher power consumption, which is a challenge for IC designers. Our SerDes I/Os are tuned for low-power consumption to meet our customers' stringent power consumption requirements.

Our Strategy

        Our primary business objective is to become an IP-rich fabless semiconductor company offering ICs that deliver unparalleled bandwidth performance for next generation networking systems. The key components of the expansion of our strategic plan to become an IC supplier include the following IC-focused strategies:

Target Large and Growing Markets

        Our initial strategy is to target the multi-billion dollar networking and telecommunications equipment market, which includes OEM companies such as Alcatel-Lucent, Brocade Communications Systems, Inc., Cisco Systems, Inc., Tel. LM Ericsson, Fujitsu Ltd., Hitachi Ltd., Huawei Technologies, Juniper Networks, Inc., Nokia Siemens Networks, ZTE Corporation, and others. To date, we have secured two design wins with networking and telecommunications OEMs. A "design win" means that the customer has completed its prototype evaluation, frozen its line-card specification and informed us that its next generation systems will use our Bandwidth Engine IC. We are engaged with multiple other customers, where we are working to achieve design wins, and we refer to these engagements as design-wins-in-progress.

Leverage Technologies to Create New Products

        Our strategy is to combine our proprietary IP and design and applications expertise to address the needs of several upcoming generations of advanced networking equipment. We believe an IC combining our 1T-SRAM and serial I/O with logic, such as in an ALU, and other functions can provide a system-level solution and significantly improve overall system performance at lower cost while using less power. We intend to develop a Bandwidth Engine product portfolio that can serve a wide range of system performance requirements and provide cost reduction options. In addition, we can provide customized IC solutions to customers using their proprietary technology and architecture, which would allow for improved communication between our Bandwidth Engine IC and the customer's packet processor.

        Another strategy is to leverage our high-speed serial I/O to create non-memory denominated ICs, which will work alongside the Bandwidth Engine ICs on 100 Gbps and higher system solutions. This will provide our customers with a more complete solution, and possibly allow us to sell a chipset containing multiple MoSys ICs.

Expand Adoption of the GigaChip Interface Protocol

        Our goal is for our GCI interface protocol to become an open industry standard that is designed into other ICs in the system, as we believe this will further enable serial communication on network line cards and encourage adoption of our Bandwidth Engine IC products. Since 2010, we have publicly announced the following IC providers that intend to support GCI: Altera Corporation, Avago Technologies, Inc., LSI, Inc., NetLogic Microsystems, Inc. (acquired by Broadcom Corporation, or Broadcom), Renesas Electronics Corporation, or Renesas, and Xilinx, Inc. In addition, multiple network equipment companies, including actual and prospective customers, have adopted GCI.

Build Long-Term Relationships with Suppliers of Packet Processors

        A key consideration of network system designers is to demonstrate interoperability between our Bandwidth Engine IC and the packet processors utilized in their systems. To obtain design wins for our Bandwidth Engine IC, we must demonstrate this interoperability, and also show that our IC works optimally with the packet processor to achieve the performance requirements. In addition, packet processor suppliers must adopt our GCI interface. To that end, we have been working closely with FPGA, ASIC and NPU providers, to enable interoperability between our Bandwidth Engine IC products and their high-performance products. To facilitate the acceptance of our Bandwidth Engine

ICs, we have made available development and characterization kits for system designers to evaluate and develop code for next-generation networking systems. Our characterization kits are fully-functional hardware platforms that allow FPGA and ASIC providers, and their customers, to demonstrate interoperability of the Bandwidth Engine IC with the ASIC or FPGA the designers use within their networking systems. As we engage with ASSP and NPU providers, we will be developing characterization kits to support their products as well. We believe that having long-term relationships with packet processor providers is critical to our success, as such relationships may enable us to speed our time-to-market, provide us with a competitive advantage and expand our target markets.

Licensing and Distribution Strategy for our IP

        Historically, we have offered our memory and I/O technologies on a worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships. We licensed our IP technology to semiconductor companies who incorporated our technology into ICs that they sold to their customers. As a result of the change in our corporate strategy, beginning in 2012, our IP licensing activities have been limited and this is expected to continue. We intend to avoid future licensing projects that require significant use of our engineering resources, as our engineering personnel are now focused on our IC products. However, during 2012, substantially all of our revenues were generated from licensing and royalties related to our existing licensing arrangements, as we continue to perform and deliver under outstanding license agreements and collect royalties from 1T-SRAM licensees. To date, we have substantially completed our performance obligations under our existing agreements, and, as a result, we expect licensing revenues to decline in 2013.

        Customers in the United States accounted for 41%, 39% and 38% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Customers in Japan accounted for 26%, 33% and 43% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Customers in Taiwan accounted for 28%, 23% and 18% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Our remaining revenues were from customers in the rest of Asia and in Europe.

Project Licenses

        Historically, we formed product development and IP licensing relationships directly with semiconductor companies. In these relationships, the prospective licensee's implementation of our technologies typically included customized development. Usually, these relationships involved both engineering work to implement our technology in the specified product and licensing the technology for manufacture and sale of the product. Although the precise terms contained in our license agreements vary, they generally include licensing fees and development fees for customizations based on the achievement of specified development milestones and royalties. The vast majority of our contracts allow for milestone billings based on work performed. If we perform the contracted services, usually the licensee is obligated to pay the license fees even if the licensee cancels the project prior to completion. The agreements often also provide for the payment of additional contract fees if we provide engineering or manufacturing support services related to the manufacture of the product. Provisions in our memory license agreements generally require the payment of royalties to us based on the future sale or manufacture of products utilizing our technologies. Generally, our project licenses grant rights on a non-exclusive, non-transferable basis, limited to the use of our technology as modified for the project covered by the license agreement. Our license agreements generally have a fixed term and are subject to renewal. Each new project requires a separate agreement or an addendum to modify an existing agreement. We are not expecting to enter into similar kinds of projects in the future, as such licenses generally require significant engineering effort and support.

Technology Licenses

        Historically, we also offered our technology to semiconductor companies and foundries through 1T-SRAM and I/O technology license agreements, under which we granted the licensee the additional right to create and modify designs to offer to its own customers or use internally. The contract fees associated with these arrangements typically require the licensee to pay us to port our technology to the licensee's manufacturing process and develop a template design that the licensee will be able to use to generate future designs. These agreements also may obligate the licensee to pay contract fees upon the achievement of specified development milestones and may provide for the payment of additional contract fees for engineering or manufacturing support services. Our memory technology license agreements include royalty provisions based on the sale or manufacture of products utilizing our technologies. The technology licenses are non-transferable and authorize the licensee to modify designs for its customers or internal use from the template design that we provide under the agreement. Typically, the template design applies only to a specified manufacturing process generation or specific application. The licensee may add future process generations or uses to the license agreement for additional contract fees.

Research and Development

        Our ability to compete in the future depends on successfully improving our technology to meet the market's increasing demand for higher performance and lower cost requirements. We have assembled a team of highly skilled engineers whose activities are focused on developing higher density, higher bandwidth, higher speed and lower cost next generation IC products. Development of our Bandwidth Engine IC products requires the hiring of specialized chip design and product engineers, as well as significant fabrication and testing costs, including mask costs, as we bring these products to market. Our significant future research and development activities will include:

  •
  designing next generation ICs with larger memory blocks and higher-speed SerDes;

  •
  developing versions of our initial Bandwidth Engine IC with alternative features, such as lower-speed SerDes, increased intelligence or smaller memory blocks to allow us to serve a broader range of applications and systems;

  •
  porting our 1T-SRAM and SerDes technology to more advanced foundry process nodes; and

  •
  developing new products that can leverage our proprietary IP portfolio and expand our market opportunity.

No development efforts are being dedicated to creating new or enhanced technology solely for use in licensing offerings.

        As of December 31, 2012, we employed 76 individuals in engineering and research and development, of which 17 were employed in our design center in Hyderabad, India. For the years ended December 31, 2012, 2011 and 2010, research and development expenditures totaled approximately $28.5 million, $26.2 million and $25.5 million, respectively.

Sales and Marketing

        As of December 31, 2012, we had 7 sales and marketing personnel managing and supporting our efforts to secure design wins for our IC products. Our sales and marketing personnel are located in the United States, Japan and China. In addition to our direct sales team, we sell our technologies through sales representatives and distributors in the United States and Asia.

        Our IP revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2012, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, Broadcom and Renesas, represented 28%, 26% and 12% of total revenue, respectively. For the year ended December 31, 2011, TSMC, Renesas, and Broadcom represented 23%, 17% and 12% of total revenue, respectively. For the year ended December 31, 2010, Renesas, TSMC and Rohm Co., Ltd. represented 23%, 18% and 15% of total revenue, respectively.

Intellectual Property

        We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights.

        As of December 31, 2012, we held approximately 70 U.S. and 35 foreign patents on various aspects of our technology, with expiration dates ranging from 2013 to 2031. We currently have approximately 80 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop or patent similar or competing technology or design around any patents that may be issued to us, or that we will be able to successfully enforce our patents against infringement by others.

        In December 2011, we sold 43 United States and 30 related foreign memory technology patents for $35 million in cash pursuant to a patent purchase agreement. Under the agreement, we retained a license to all of the sold patents that is unlimited with respect to our development, manufacturing and distribution of our Bandwidth Engine IC product line and any other proprietary products that we develop as long as they are not DRAM ICs. We also retained the rights necessary to renew existing 1T-SRAM licenses and to grant licenses similar in scope to identified foundries. We also retained rights to grant licenses for our second source purposes, to enable certain kinds of technology development and to a limited extent, for certain ASIC products that incorporate one of our technology macros. However, the patent purchase agreement limits our rights to grant licenses under the sold patents outside the scope of our retained license and, in particular, limits the number of future licenses of 1T-SRAM memory technology that we can grant to developers of SoCs, which used to be the principal focus of our 1T-SRAM licensing activities.

        The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Our licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights owned by others. Our successful protection of our patents and other intellectual property rights and our ability to make, use, import, offer to sell, and sell products free from the intellectual property rights of others are subject to a number of factors, particularly those described in Part I, Item 1A, "Risk Factors."

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

  •
  level of technical support provided.

        We believe that we can compete favorably with respect to each of these criteria. Using our proprietary 1T-SRAM embedded memory and high-speed serial I/O IP provides our Bandwidth Engine ICs with a competitive advantage over alternative devices. Alternative solutions are either DRAM or SRAM-based and can support either the memory size or speed requirements of high-performance networking systems, but generally not both. DRAM solutions provide a significant amount of memory at competitive cost, but DRAM solutions do not have the required fast access and cycle times to enable high-performance. The DRAM solutions currently used in networking systems include RLDRAM from Micron Technology, Inc. and Integrated Silicon Solutions, Inc., LLDRAM from Renesas and DDR from Samsung Electronics Co., Ltd., or Samsung, Micron and others. SRAM solutions can meet high-speed performance requirements, but often lack adequate memory size. The SRAM solutions currently used in networking systems primarily include QDR or similar SRAM products from Cypress Semiconductor Corporation, GSI Technology, Inc. and Samsung. The majority of the currently available SRAM and DRAM solutions use a parallel, rather than a serial I/O. To offset these drawbacks, system designers generally use more discrete memory ICs, resulting in higher power consumption and greater utilization of space on the line card. Our competitors include established semiconductor companies with significantly longer operating histories, greater name recognition and reputation, large customer bases, dedicated manufacturing facilities and greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. Many of our competitors also have significant influence in the semiconductor industry. They may be able to introduce new technologies or devote greater resources to the development, marketing and sales of their products than we can. Furthermore, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

        Our Bandwidth Engine ICs compete with embedded memory solutions, stand-alone memory ICs, including both DRAM and SRAM ICs, and ASICs designed by customers in-house to meet their system requirements. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has almost no history of manufacturing such ICs. In addition, Bandwidth Engine ICs require the customer and its other IC suppliers to implement our new chip-to-chip communication protocol, GCI. These parties may be unwilling to do this if they believe it could adversely impact their own future product developments or competitive advantages, or if they believe it might complicate their development process or increase the cost of their products. In order to remain competitive, we believe we must provide unparalleled memory IC solutions with the highest bandwidth capability for our target markets, which solutions are engineered and built for high-reliability carrier class and enterprise applications.

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

        Manufacturing and Testing.    We use TSMC to manufacture and ASE, Inc. and Evans Analytical Group, LLC, or EAG, to assemble, package and production test, our IC products. We utilize eSilicon Corporation to assist with the management and support of certain of our manufacturing and testing operations.

        Quality Assurance.    We maintain an ongoing review of product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance exceeds the design specifications. Our test vendors provide us with immediate test data and the ability to generate characterization reports that are made available to our customers.

Employees

        As of December 31, 2012, we had 95 employees, consisting of 76 in research and development and engineering, 7 in sales and marketing and 12 in finance and administration. By location, we had 76 employees in the United States, 17 in our development center in India and 2 sales and marketing employees in Asia. We believe our future success depends, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for which competition is intense. We believe that our employee relations are good.

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

Executive Officers

        The names of our executive officers and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Leonard Perham	69	President and Chief Executive Officer
James W. Sullivan	44	Vice President of Finance and Chief Financial Officer
Thomas Riordan	56	Chief Operating Officer and Executive Vice President

        Leonard Perham,    Mr. Perham was appointed President and Chief Executive Officer in November 2007. Mr. Perham was one of the original investors in MoSys and served on our Board of Directors from 1991 to 1997. In 2000, Mr. Perham retired from Integrated Device Technology, Inc., or IDT, where he served as Chief Executive Officer from 1991 and President and board member from 1986. From March 2000 to February 2012, Mr. Perham served as a member of or chairman of the board of directors of NetLogic Microsystems, a fabless semiconductor company. Mr. Perham also has been a venture partner with AsiaTech Management, a venture capital firm. Prior to joining IDT, Mr. Perham was President and CEO of Optical Information Systems, Inc., a division of Exxon Enterprises. He was also a member of the founding team at Zilog, Inc. and held management positions at Advanced Micro Devices and Western Digital. Mr. Perham received a Bachelor of Science degree in Electrical Engineering from Northeastern University.

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

        We recorded an operating loss of $31.0 million, excluding the one-time gain on sale of assets of $3.3 million, for the year ended December 31, 2012 and ended the period with an accumulated deficit of $93.0 million. We recorded an operating loss of $24.3 million, excluding the one-time gain on sale of patents of $35.6 million, for the year ended December 31, 2011 and ended the period with an accumulated deficit of $65.4 million. In addition, we recorded an operating loss of $23.2 million for the year ended December 31, 2010. We expect to continue to incur operating losses for the foreseeable future as we secure customers for and invest in the commercialization of our IC products. Due to the strong commitment of our resources to research and development and expansion of our offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, the expected reduction in royalty and licensing revenues and challenges we face in securing customers for our IC products, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

Our success depends upon the semiconductor market's acceptance of our Bandwidth Engine ICs.

        The future prospects of our business depend on the adoption and acceptance by our target markets of our Bandwidth Engine ICs. In 2011, we began focusing our engineering, marketing and sales efforts on our IC products and de-emphasizing our technology licensing activities, which historically have been our primary revenue source. Our primary focus is on obtaining design wins, or winning competitive bids, in which customers select our IC products to design into their systems. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has almost no history of manufacturing such ICs. In addition, our Bandwidth Engine IC products require our customers and their other IC suppliers to implement our new and proprietary chip-to-chip communication protocol, GCI, which they may be unwilling to do. We have determined and negotiated prices with a few customers for our ICs and have gained only limited experience with the cost of making and selling these products. Thus, currently we do not know whether we will be able to profitably make and sell these products. We are investing significant resources to develop our next generation IC products, but may not introduce these new products successfully or obtain significant revenue from them.

        An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders to accept our IC solutions. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our solutions. If a high-profile industry participant adopts our ICs for one or more of its products but fails to achieve success with those products, or is unable to successfully implement our ICs, other industry participants' perception of our solutions could be harmed. Any such event could reduce the amount of future sales of our IC products.

We utilize a limited number of suppliers to manufacture our integrated circuits, and, if any of these suppliers fail to support future versions of our technology, it will be difficult for us to develop and introduce new products and our business may not grow.

        We are a fabless semiconductor company and use a limited number of suppliers to manufacture our integrated circuits, and certain of these suppliers, such as our foundry, TSMC, are sole sources. We are dependent upon supply from TSMC and other suppliers to produce our integrated circuits. Furthermore, we are dependent on TSMC to support the production of wafers for future versions of our integrated circuits, and such production may require changes to TSMC's existing process technology. If TSMC elects to not alter their process technology to support future versions of our integrated circuits, we would need to identify a new foundry. Even if TSMC alters its production processes to produce wafers for future versions of our integrated circuits, we may experience lower than anticipated manufacturing yields and device reliability problems due to the introduction of changes in production processes. Our inability to obtain supply for our existing and future integrated circuit products or to obtain the support of third party foundries for the development and manufacture of our products at smaller process geometries could materially and adversely affect our ability to achieve our strategic product development objectives and limit our prospects for future growth.

        In addition, we do not have long-term supply contracts with TSMC or any of our other manufacturing suppliers, and, therefore, such suppliers are not obligated to manufacture products for us or meet our supply requirements. In addition, such suppliers are under no obligation to meet our future design specifications, except as may be provided in a particular purchase order. If we are unable to obtain an adequate supply of our current or future products from our suppliers or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed.

        Because the manufacturing of integrated circuits is extremely complex, the process of qualifying a new foundry and/or other suppliers is a lengthy process and there can be no assurance that we will be able to find and qualify replacement suppliers without materially adversely affecting our business, financial condition, results of operations and prospects for future growth.

We may not achieve the anticipated benefits of becoming a fabless semiconductor company by developing and bringing to market the Bandwidth Engine IC product line.

        In 2010, we expanded our business model to become a fabless semiconductor company through the development of a product line of ICs called the Bandwidth Engine. Our goal is to increase our total available market by creating high-performance ICs for networking systems, using our proprietary technology and design expertise. This development effort has required that we add significant headcount and design resources, such as expensive software tools, which has increased our losses from and cash used in operations. We may not be successful in our development efforts to bring Bandwidth Engine ICs to market successfully nor be successful in selling ICs due to various risks and uncertainties, including, but not limited to:

  •
  customer acceptance;

  •
  adoption of the GCI protocol;

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

        If we experience significant delays in bringing our IC products to market or if customer adoption of our products is delayed, we may need to raise additional capital to support the product development efforts and fund our working capital needs.

Our main objective is the development and sale of our products to networking and communications systems providers and their subsystem and component vendors, and, if demand for these products does not grow, we may not achieve revenue growth and our strategic objectives.

        We market and sell our ICs to networking and communications systems providers and their subsystem and component vendors. We believe our future business and financial success depends on market acceptance and increasing sales of these products. In order to meet our growth and strategic objectives, networking infrastructure OEMs must incorporate our products into their systems, and the demand for their systems must grow as well. We cannot provide assurance that sales of products will increase substantially in the future or that the demand for our customers' systems will increase. Our future revenues from these products may not increase in accordance with our growth and strategic objectives if instead our OEM customers modify their product designs, select products sold by our competitors or develop their own proprietary ICs. Thus, the future success of this part of our business depends in large part on factors outside our control, and sales of our products may not meet our revenue growth and strategic objectives.

The Bandwidth Engine ICs have a lengthy sales cycle, which makes it difficult to predict success in this market and the timing of future revenue.

        Bandwidth Engine ICs have a lengthy sales cycle, ranging from six to 24 months from the date of our initial proposal to a prospective customer until the date on which the customer confirms that it has designed our product into its system. As lengthy, or an even lengthier period, could ensue before we would know the volume of products that such customer will, or is likely to, order. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products by the customers, the design process required to integrate our products into the customers' products and the timing of the customers' new product announcements. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of this lengthy sales cycle, the recording of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter. We cannot provide any assurances that our efforts to build a strong and profitable business based on the Bandwidth Engine ICs will succeed. If these efforts are not successful, in light of the substantial resources that we have invested, our future operating results and cash flows could be materially adversely affected.

We expect our licensing and royalty revenues to decrease compared with our historical results, and we do not expect revenues from our IC products to replace these lost revenues in the near future.

        In 2011, we began to place greater emphasis on our IC business and re-deploy engineering, marketing and sales resources from IP to IC activities. We are no longer actively pursuing new license arrangements, and, as a result, our license and royalty revenues in 2012 declined when compared with prior years. We do not expect to generate sufficient revenues from our IC products to approximate the level of our historical IP revenues and allow us to achieve profitability in 2013. As a result, our operating results, cash flows and financial condition for 2013 are likely to be adversely affected.

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

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2012, our three largest customers represented 28%, 26%, and 12% of total revenue, respectively. For the year ended December 31, 2011, our three largest customers represented 23%, 17% and 12% of total revenue respectively. For the year ended December 31, 2010, our three largest customers represented 23%, 18% and 15% of total revenue, respectively. We expect that a relatively small number of licensees will continue to account for a substantial portion of our revenue for the foreseeable future.

        Our royalty revenue also has been highly concentrated among a few licensees, and we expect this trend to continue for the foreseeable future. In particular, a substantial portion of our licensing and royalty revenue in 2012, 2011 and 2010 has come from the license fees and royalties for integrated circuits supplied by one integrated device manufacturer, or IDM, for Nintendo® gaming devices that incorporate our 1T-SRAM technology. Royalties earned for the sale of Nintendo gaming devices from this customer represented 11%, 16% and 22% of total revenue in 2012, 2011 and 2010, respectively. In 2012, Nintendo introduced a new gaming system, which does not incorporate our technology, which will cause a reduction in royalties we receive related to the existing gaming devices.

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

        We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2012, three customers represented 100% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

        Our future performance depends on a number of factors, including our ability to:

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

        We plan to continually introduce enhancements to our products to meet market requirements. However, we cannot be assured that these introductions will achieve market acceptance or that we will be able to sell the products on terms that are favorable to us. Our failure to develop future products that achieve market acceptance could harm our competitive position and impede our future growth.

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

        We expect to sell our IC products pursuant to individual purchase orders, rather than long-term purchase commitments. Therefore, we will rely on estimated demand forecasts, based upon input from our customers, to determine how much product to manufacture. Because our sales will be based primarily on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no notice to us. For these reasons, we will generally have limited visibility regarding our customers' product needs. In addition, the product design cycle for networking OEMs is lengthy, and it may be difficult for us to accurately anticipate when they will commence commercial shipments of products that include our ICs. Furthermore, if we experience substantial warranty claims, our customers may cancel existing orders or cease to place future orders. Any cancellation, delay or other modification in our customers' orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business.

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

        As a fabless semiconductor company, we rely on third parties for all of our manufacturing operations. We depend on these parties to supply us with material in a timely manner that meets our standards for yield, cost and quality. We do not have long-term supply contracts with any of our suppliers or manufacturing service providers, and therefore they are not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Any problems with our manufacturing supply chain could adversely impact our ability to ship our products to our customers on time and in the quantity required, which in turn could damage our customer relationships and impede market acceptance of our IC solutions.

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

Our third party wafer foundries, testing and assembly vendors and sales offices are located in regions at high risk for earthquakes and other natural disasters. Any disruption to the operations of these foundries, vendors and offices resulting from earthquakes or other natural disasters could cause significant delays in the development, production, shipment and sales of our IC products.

        TSMC, which manufactures our products, is located in Asia, as are other foundries we may use in the future. EAG, which handles the testing of our products, is headquartered in California. Our primary engineering design center is located in Santa Clara, California, and we have sales offices in Japan and China. The risk of an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of several major foundries and other vendors. As a result of this earthquake, these vendors suffered power outages and disruptions that impaired their production capacity. In March 2002 and September 2003, additional earthquakes occurred in Taiwan. The occurrence of additional earthquakes or other natural disasters could result in the disruption of the wafer foundry or assembly and test capacity of the third parties that supply these services to us and may impede our research and development efforts, as well as our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all.

Any claim that our products or technology infringe third party intellectual property rights could increase our costs of operation and distract management and could result in expensive settlement costs or the discontinuance of our technology licensing or product offerings. In addition, we may incur substantial litigation expense, which would adversely affect our profitability.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in often protracted and expensive litigation. We are not aware of any third party intellectual property that our products or technology would infringe. However, like many companies of our size with limited resources, we have not searched for all potentially applicable intellectual property in the public databases. It is possible that a third party now has, or may in the future obtain, patents or other intellectual property rights that our products or technology may now, or in the future, infringe. Our licensees and IC customers, or we, might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights of others. Litigation against us can result in significant expense and divert the efforts of our technical and management personnel, whether or not the litigation has merit or results in a determination adverse to us.

Royalty amounts owed to us might be difficult to verify, and we might find it difficult, expensive and time-consuming to enforce our license agreements.

        The standard terms of our 1T-SRAM license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and generally report this data to us after the end of each quarter. We have the right to audit these royalty reports periodically. These audits can be expensive, time-consuming and potentially detrimental to our business relationships. A failure to fully enforce the royalty provisions of our license agreements could cause our revenue to decrease and impede our ability to achieve and maintain profitability.

We might not be able to protect and enforce our intellectual property rights, which could impair our ability to compete and reduce the value of our technology.

        Our technology is complex and is intended for use in complex SoCs and networking systems. Our licensees' products utilize our embedded memory and/or I/O technology, and a large number of companies manufacture and market these products. Because of these factors, policing the unauthorized use of our intellectual property is difficult and expensive. We cannot be certain that we will be able to detect unauthorized use of our technology or prevent other parties from designing and marketing unauthorized products based on our technology. In the event we identify any past or present infringement of our patents, copyrights or trademarks, or any violation of our trade secrets, confidentiality procedures or licensing agreements, we cannot assure you that the steps taken by us to protect our proprietary information will be adequate to prevent misappropriation of our technology. Our inability to adequately protect our intellectual property would reduce significantly the barriers of entry for directly competing technologies and could reduce the value of our technology. Furthermore, we might initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us.

Our existing patents might not provide us with sufficient protection of our intellectual property, and our patent applications might not result in the issuance of patents, either of which could reduce the value of our core technology and harm our business.

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2012, we held approximately 70 patents in the United States, and approximately 35 corresponding foreign patents, which expire at various times from 2013 to 2031. In addition, as of December 31, 2012, we had approximately 80 patent applications pending worldwide. We cannot be sure that any patents will issue from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. In December 2011, we sold 43 United States and 30 related foreign patents, which reduced the size of our patent portfolio and diminishes our ability to assert counterclaims in the defense of actions against us that may arise. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us.

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

        We intend to continue spending substantial amounts to grow our business. In December 2011, we sold 43 United States patents and 30 related foreign patents in exchange for $35 million in cash. In December 2010, we completed an equity offering and issued approximately 5,000,000 shares of our common stock for approximately $20 million in net proceeds. Although we believe that we have access to capital sufficient to satisfy our working capital requirements for the foreseeable future, we believe that we need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all.

        If we were to raise additional capital through sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in a subsequent debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

        We adopted a stockholder rights plan that generally entitles our stockholders to rights to acquire additional shares of our common stock when a third party acquires 15% of our common stock or commences or announces its intent to commence a tender offer for at least 15% of our common stock, other than for one group of related stockholders, as to whom this threshold is 20%. The plan also includes an exception to permit the acquisition of shares representing more than 15% of our common stock by a brokerage firm that manages independent customer accounts and generally does not have any discretionary voting power with respect to such shares. This plan could delay, deter or prevent an investor from acquiring us in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock. Our intention is to maintain and enforce the terms of this plan, which could delay, deter or prevent an investor from acquiring us in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

Potential volatility of the price of our common stock could negatively affect your investment.

        We cannot assure you that there will continue to be an active trading market for our common stock. Historically, the stock market, as well as our common stock, has experienced significant price and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it is likely that the market price of our common stock will thereafter experience a material decline. In the past, our board of directors approved stock repurchase programs, and any future program could impact the price of our common stock and increase volatility.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in Santa Clara, California. We currently occupy approximately 47,000 square feet of space in the Santa Clara facility, the lease for which extends through August 2020. We have leased office space in Hyderabad, India for our engineering design center and in Tokyo, Japan, and Shanghai, China for our sales and support offices. We believe that our existing facilities are adequate to meet our current needs.

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

Quarter ended	High	Low
December 31, 2012	$4.38	$2.89
September 30, 2012	$4.04	$3.09
June 30, 2012	$3.98	$2.86
March 31, 2012	$4.44	$3.35
December 31, 2011	$4.20	$2.77
September 30, 2011	$5.83	$3.29
June 30, 2011	$6.22	$5.07
March 31, 2011	$6.58	$5.37

        We had 18 stockholders of record as of March 1, 2013.

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

        The following graph compares cumulative total stockholder return on our common stock with that of the S&P 500 Index and the S&P Technology Sector Index from 2007 through 2012. The comparison assumes that $100 was invested on December 31, 2007 in our common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Technology Sector Index. We have never paid any cash dividends to holders of our common stock.

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

Comparison of Five-Year Cumulative Return

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
MOSYS, INC.	$100.00	$43.30	$81.24	$117.32	$86.60	$71.75
S & P 500	100.00	61.51	78.21	144.24	147.04	167.74
S & P TECHNOLOGY SECTOR	100.00	56.32	91.04	98.63	99.61	110.30

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

	Year Ended December 31,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
	(In thousands, except per share data)
Statement of Operations Data:
Total net revenue	$6,082	$14,107	$15,563	$11,458	$14,026
Cost of net revenue	334	3,295	2,826	1,993	2,797

Gross profit	5,748	10,812	12,737	9,465	11,229
Operating expenses	33,407	(526)	35,925	29,468	31,925

Income (loss) from operations	(27,659)	11,338	(23,188)	(20,003)	(20,696)
Other income and expense, net	155	206	177	744	2,243

Income (loss) before income taxes	(27,504)	11,544	(23,011)	(19,259)	(18,453)
Income tax provision (benefit)	110	288	51	(155)	132

Net income (loss)	$(27,614)	$11,256	$(23,062)	$(19,104)	$(18,585)

Net income (loss) per share:
Basic	$(0.70)	$0.30	$(0.72)	$(0.61)	$(0.59)
Diluted	$(0.70)	$0.28	$(0.72)	$(0.61)	$(0.59)
Shares used in computing net income (loss) per share:
Basic	39,176	37,861	31,870	31,238	31,698
Diluted	39,176	40,377	31,870	31,238	31,698
Allocation of stock-based compensation to cost of net revenue and operating expenses:
Cost of net revenue	$53	$407	$309	$250	$405
Research and development	2,694	1,961	1,524	1,153	1,235
Selling, general and administrative	1,064	1,398	1,465	1,651	3,103

	$3,811	$3,766	$3,298	$3,054	$4,743

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$40,710	$57,975	$37,544	$40,436	$67,470
Working capital	30,155	47,968	27,246	25,628	43,304
Total assets	69,534	89,637	73,966	75,543	85,933
Deferred revenue	481	920	1,801	2,671	639
Long-term liabilities	171	109	146	136	—
Stockholders' equity	64,542	85,493	67,057	64,701	81,888

(1)
Operating expenses include a gain on the sale of patents of $3.3 million and $1.7 million of amortization of acquired intangible assets.

(2)
Operating expenses include a gain on the sale of patents of $35.6 million and $2.6 million of amortization of acquired intangible assets.

(3)
Operating expenses include $2.8 million of amortization of acquired intangible assets.

(4)
Operating expenses include restructuring charges of $0.7 million and $1.5 million of amortization of acquired intangible assets.

(5)
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

Overview

        Our strategy and primary business objective is to become a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Our technology delivers time-to-market, performance, power and economic benefits for system original equipment manufacturers, or OEMs. We have developed a family of ICs, called Bandwidth Engine, which combines our proprietary 1T-SRAM high-density embedded memory and high-speed 10 Gigabits per second, or Gbps, serial interface, or I/O, with our intelligent access technology and a highly efficient interface protocol. Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and serial I/O used in advanced systems-on-chips, or SoCs. We are focused on developing differentiated IP-rich IC products, such as the Bandwidth Engine, and are dedicating substantially all our R&D, marketing and sales budget to these IC products.

        Since the beginning of 2010, we have invested an increasing amount of our research and development resources towards development of our Bandwidth Engine family of ICs. Our future success and ability to achieve and maintain profitability will be dependent on the marketing and sales of our Bandwidth Engine IC products into networking, communications and other markets requiring high bandwidth memory access. During 2011, we began placing less emphasis on IP licensing and deploying more resources towards our IC product development and marketing efforts. In December 2011, we sold a number of patents in an arrangement that provided $35 million in cash with no equity dilution to the Company. We are using the proceeds from this sale to partially fund our investment in our Bandwidth Engine IC product line. We retained a license to the sold patents to cover our Bandwidth Engine IC product line and to execute current business with our IP technology customers and partners. However, the retained license limits, among other things, the number of future licenses of 1T-SRAM memory technology that we can grant to developers of SoCs, which, at one time, were a principal focus of our 1T-SRAM licensing activities. We still maintain a large patent portfolio with over 100 patents granted and more in process.

        Historically, our primary business has been defining, designing, marketing and licensing differentiated embedded memory and high-speed parallel and serial interface IP for advanced SoCs designs. Revenue from IP licensing and royalties represented the majority of our revenues for 2012, and we expect revenue from IP licensing and royalties to represent a significant portion of our revenues in 2013. Due to the shift in our engineering and research and development focus and the decline in major consumer electronics applications utilizing customized versions of our 1T-SRAM technology, our competitiveness and the demand for our IP have declined since the beginning of 2011. As a result of our reduced licensing activities, we expect our licensing and royalty revenue to decrease in future periods. Our expectation is that our revenue will transition from primarily licensing and royalty to predominately IC product sales. To date, we have substantially completed our performance obligations under our existing agreements, and we expect licensing revenues to decline in 2013. We have also been focused on monetizing our IP portfolio to fund the change in our business. Towards this end, we have completed asset sales for proceeds of approximately $39.3 million, including our December 2011 patent sale and March 2012 SerDes technology sale.

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

  Royalty

        Royalty revenue represents amounts earned under provisions in our memory licensing agreements that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our memory IP. Our license agreements require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We recognize royalties in the quarter in which we receive the licensee's report. Under limited circumstances, we may also recognize prepaid post-production royalties as revenue upon execution of the contract, which are paid in a lump sum after the licensee commences production of the royalty- bearing product and applied against future unit shipments regardless of the actual level of shipments by the licensee. The criteria for revenue recognition of prepaid royalties are that a formal agreement with the licensee is executed, no deliverables, development or support services related to prepaid royalties are required, the fees are non-refundable and not contingent upon future product shipments by the licensee, and the fees are payable by the licensee in a time period consistent with our normal billing terms. If any of these criteria are not met, we defer revenue recognition until such time as all criteria have been met.

        As with our licensing revenue, the timing and level of royalties are difficult to predict. They depend on the licensee's ability to market, produce and sell products incorporating our technology. Many of the products of our licensees that are currently subject to licenses from us are used in consumer products, such as electronic game consoles, for which demand can be seasonal.

  IC products

        Products are sold both directly to customers, as well as through distributors. Revenue from sales directly to customers is generally recognized at the time of shipment. We record an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale. IC product revenue and costs relating to sales made through distributors with rights of return and stock rotation are deferred until the distributors sell the product to end customers due to our inability to estimate future returns and credits to be issued. Distributors are generally able to return up to 10% of their purchases of slow, non-moving or obsolete inventory for credit every six months. At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment. Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand. The associated deferred margin is included in the deferred revenues line item in the consolidated balance sheet. We recorded initial IC product revenue in 2012, and a significant reserve for returns has been recorded due to the product's early stage of development and testing. IC product revenue was not significant in 2012, and has been included in the licensing and other revenue line item in the consolidated statement of operations and comprehensive loss.

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

  Valuation of long-lived Assets

        We evaluate our long-lived assets for impairment at least annually, or more frequently when a triggering event is deemed to have occurred. This assessment is subjective in nature and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates and assumptions change in the future, it could result in a material write-down of long-lived assets. We amortize our finite-lived intangible assets, such as developed technology, customer relationships and patent license, on a straight-line basis over their estimated useful lives of one to seven years. We recognize an impairment charge as the difference between the net book value of such assets and the fair value of the assets on the measurement date.

  Goodwill

        We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, we compare the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and no further testing is performed. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference. We have determined that we have a single reporting unit for purposes of performing the goodwill impairment test. We performed the annual impairment test in September 2012, and the test did not indicate impairment of goodwill. As of December 31, 2012, we did not identify any factors to indicate there was an impairment of our goodwill and determined that no additional impairment analysis was required.

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

Results of Operations

  Net Revenue.

	Year ended December 31,			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Licensing and other	$1,340	$5,987	$6,468	$(4,647)	(78)%	$(481)	(7)%
Percentage of total net revenue	22%	42%	42%

        Licensing revenue decreased $4.6 million in 2012 due to the lack of new license agreements and a decline in the number of residual fee-generating license agreements. License revenue recognized in 2012 was generated solely from agreements entered into in 2011 and prior years. We expect our licensing revenue to decrease in 2013 as we will not be pursuing new IP licenses, and our sales and marketing personnel will be focusing on selling ICs.

        Licensing revenue decreased $0.5 million in 2011 due to a decline in the number and value of new license agreements. Licensing revenue in 2011 included significant revenue recognized from the achievement of final milestones for two 1T-SRAM technology license agreements executed in the fourth quarter of 2009.

	Year ended December 31,			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Royalty	$4,742	$8,120	$9,095	$(3,378)	(42)%	$(975)	(11)%
Percentage of total net revenue	78%	58%	58%

        Royalty revenue decreased $3.4 million in 2012 primarily due to a decrease in shipments by an IDM licensee whose product is used in the Nintendo Wii® game console and TSMC, a major foundry partner. We expect royalty revenues to decrease in 2013, primarily due to reduced shipments by the IDM licensee, as Nintendo has introduced a new console that does not incorporate our technology. In addition, we expect decline in shipments of units incorporating our technology by other licensees, as their products approach their end of life.

        Royalty revenue decreased $1.0 million in 2011 primarily due to a decrease in shipments by an IDM licensee whose product is used in the Nintendo Wii® game console, although we did experience an increase in royalties received from TSMC and from another licensee due to higher manufacturing volumes for their products.

  Cost of Net Revenue and Gross Profit.

	Year ended December 31,			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Cost of net revenue	$334	$3,295	$2,826	$(2,961)	(90)%	$469	17%
Percentage of total net revenue	5%	23%	18%

	Year ended December 31,			Year-Over-Year Change
	2012	2011	2010	2010 to 2011		2009 to 2010
	(dollar amounts in thousands)
Gross profit	$5,748	$10,812	$12,737	$(5,064)	(47)%	$(1,925)	(15)%
Gross margin	95%	77%	82%

        Cost of net revenue consists of personnel and related overhead allocation costs for engineers assigned to revenue-generating licensing arrangements and direct and indirect costs related to the sale of IC products.

        Cost of net revenue decreased in 2012, primarily due to the lack of new licensing agreements and reduced requirements for engineering services on existing contracts. Cost of net revenue in 2012 included stock-based compensation expense of $0.1 million, a decrease of $0.3 million compared with 2011. Total gross profit decreased to $5.7 million in 2012 primarily due to the decrease in license and royalty revenues. We expect that the cost of licensing revenue will decrease in absolute dollars in the future because we anticipate entering into few, if any, license agreements. This decrease will be offset by increased IC cost of net revenue from sales of our Bandwidth Engine ICs. We expect cost as a percentage of total net revenue to increase as we generate additional revenue from the sale of ICs rather than the licensing of IP.

        Cost of net revenue increased in 2011 primarily due to two 1T-SRAM projects that were substantially completed in the fourth quarter of 2011 in which we expensed $1.2 million of previously capitalized deferred costs. Cost of net revenue in 2011 included stock-based compensation expense of $0.4 million, an increase of $0.1 million compared with 2010. Total gross profit decreased to

$10.8 million in 2011 primarily due to the lower margin contribution from the two 1T-SRAM projects and the decrease in royalty revenues.

  Research and Development.

	Year ended December 31,			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Research and development	$28,480	$26,216	$25,534	$2,264	9%	$682	3%
Percentage of total net revenue	468%	186%	164%

        Our research and development expenses include costs related to the development of our IC products and amortization of technology-based intangible assets. We expense research and development costs as they are incurred.

        The $2.3 million increase in 2012 was primarily due to increases in our mask tooling and other fabrication costs and stock-based compensation charges, partially offset by decreases in personnel-related costs resulting from lower headcount and lower amortization costs related to acquired intangible assets.

        The $0.7 million increase in 2011 was primarily due to increases in license costs for our CAD software tools, costs related to the development of our Bandwidth Engine IC and stock-based compensation charges, offset by a decrease in acquisition-related contingent compensation charges.

        Research and development expenses included stock-based compensation expense of $2.7 million, $2.0 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. We expect that research and development expenses will remain flat or decrease slightly in absolute dollars and as a percentage of total revenue as our average headcount and related personnel costs are expected to be lower in 2013 as compared to 2012. The primary driver of research and development expense will be our continued investment in our current and next generation IC products.

  Selling, General and Administrative.

	Year ended December 31,			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Selling, general and administrative	$8,218	$8,869	$10,391	$(651)	(7)%	$(1,522)	(15)%
Percentage of total net revenue	135%	63%	67%

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

        The $0.7 million decrease for 2012 was primarily due to a decrease in personnel-related, legal and stock-based compensation costs.

        The $1.5 million decrease for 2011 was primarily due to a decrease in personnel-related, acquisition-related and consulting costs.

        Selling, general and administrative expenses included stock-based compensation expense of $1.1 million, $1.4 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. We expect total selling, general and administrative expenses to remain flat or slightly decrease in absolute dollars.

  Gain on Sale of Assets.

	Year ended December 31,			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Gain on sale of assets	$3,291	$35,611	$—	$(32,230)	(91)%	$35,611	100%
Percentage of total net revenue	54%	252%	—

        In March 2012, we entered into an asset purchase agreement for an exclusive license of a portion of our intellectual property pertaining to our high-speed serial I/O technology for approximately $4.3 million. As part of the agreement, we provided certain technology transfer support services, and 15 employees of our India subsidiary accepted employment with the purchaser. In 2012, we received approximately $3.4 million in cash, net of transaction costs, from this agreement, and we expect to receive an additional $0.6 million in March 2013.

        In December 2011, we entered into a patent purchase agreement for the sale of 43 United States and 30 related foreign memory technology patents for $35.0 million in cash. We recognized a $35.6 million gain on this transaction. The gain was comprised of the $35.0 million of proceeds, plus $0.8 million, which we determined to be the value of our retained license to these patents, net of transaction costs.

  Other Income and Expense, net.

	Year ended December 31,			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Other income and expense, net	$155	$206	$177	$(51)	(25)%	$29	16%
Percentage of total net revenue	3%	1%	1%

        Other income and expense, net primarily consisted of interest income on our investments, which was $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest income increased by $28,000 in 2012 due to a higher average investment balance and declined by $129,000 in 2011 primarily due to lower average investment balances and lower interest rates earned. The increase in interest income was offset by increases in other expenses.

  Income Tax Provision.

	Year ended December 31,			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Income tax provision	$110	$288	$51	$(178)	(62)%	$237	465%
Percentage of total net revenue	2%	2%	—

        Our 2012 and 2010 income tax provisions were primarily attributable to foreign jurisdictions. Our 2011 income tax provision was attributable to the federal alternative minimum tax, as we were profitable in 2011, and foreign jurisdictions.

        As of December 31, 2012, we had net operating loss carryforwards of approximately $80.6 million for U.S. federal income tax purposes and approximately $86.5 million for state income tax purposes that are available to reduce future income tax liabilities to the extent permitted under federal and state income tax laws. The federal net operating loss carryforwards expire from 2025 to 2032, and state net operating loss carryforwards expire from 2013 to 2032. In 2013, we anticipate that our effective income tax rate will continue to be less than the federal statutory tax rate because of expected losses.

        As of December 31, 2012 and 2011, we had net deferred tax assets of approximately $43.8 million and $32.4 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we had recorded a full valuation allowance as of December 31, 2012 and 2011.

Liquidity and Capital Resources

        As of December 31, 2012, we had cash, cash equivalents and investments totaling $40.7 million compared with a combined balance of $58.0 million at December 31, 2011. Our principal source of cash in 2011 was the sale of patents for $35 million in December 2011. In December 2010, we sold approximately 5 million shares of common stock in a registered direct equity offering, raising approximately $20 million, net of transaction expenses of approximately $0.1 million. The offering was made under our $50 million shelf registration statement that became effective in November 2010. Our primary capital requirements are to fund working capital, including development of our IC products, and any acquisitions that we make that require cash consideration or expenditures.

        In 2012, we used $22.0 million in operating activities, which primarily resulted from the net loss of $27.6 million and the $3.3 million gain on the sale of assets, adjusted for non-cash charges consisting of stock-based compensation of $3.8 million, depreciation and amortization of $2.7 million and $2.4 million generated from changes in operating assets and liabilities. The changes in assets and liabilities primarily related to the timing of billing our customers, collection of receivables, recognition of revenue related to deferred revenues and payments to vendors.

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

        Our investing activities in 2012 primarily consisted of $3.4 million received, net of transaction costs, for the sale of assets and $0.7 million for purchases of fixed assets. Remaining investing activities consisted of investing our cash in marketable securities, which did not affect our liquidity.

        Our investing activities in 2011 included the payment of $1.5 million in deferred consideration for the MagnaLynx acquisition in 2010 and the purchase of $0.3 million of fixed assets.

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

        Our financing activities in 2012 primarily consisted of proceeds from the exercise of stock options, partially offset by a repurchase and retirement of common stock.

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
  level of revenue;

  •
  cost, timing and success of technology development efforts, including meeting customer design specifications;

  •
  fabrication costs, including mask costs of our ICs, currently under development;

  •
  variations in manufacturing yields, materials costs and other manufacturing risks;

  •
  costs of acquiring other businesses and integrating the acquired operations; and

  •
  profitability of our business.

        We expect our cash expenditures to continue to exceed receipts in 2013 as our revenues will not be sufficient to offset our operating expenses, which include significant research and development expenditures for the expansion and fabrication of our IC products. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. We believe that we need to obtain additional capital prior to achieving positive operating cash flows. We have not determined what actions we will take to obtain such capital. We do have a shelf registration allowing us to sell up to approximately $30 million of our securities from time to time until November 2013. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities under our existing shelf registration statement. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Disclosures about Contractual Obligations and Commercial Commitments

        The impact that our contractual obligations as of December 31, 2012 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$5,673	$739	$1,484	$1,507	$1,943
Purchase commitments	1,944	878	1,066	—	—

	$7,617	$1,617	$2,550	$1,507	$1,943

        As of December 31, 2012, our purchase commitments were for licenses related to computer-aided design tools payable through 2015. In July 2010, we entered into a 10 year operating lease agreement for approximately 47,000 square feet with Mission West Properties, Inc. (sold to M West Propco XII, LLC in December 2012) for our corporate headquarters in Santa Clara, California.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet arrangements or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts are reflected in our consolidated financial statements for the years ended December 31, 2012, 2011 or 2010 related to these indemnifications.

Recent Accounting Pronouncements

        See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

        We have exposure to interest rate risk due to our investment portfolio. Our investments are made in accordance with an investment policy under the guidance of the audit committee of our board of directors. The primary objective of our investment activities is to preserve principal and meet liquidity needs. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. government agency debt, municipal notes, corporate notes and bonds, certificates of deposit, and money market funds. We place our investments with high-credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer or fund.

        The investments, other than money market funds, are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Securities with an original maturity of three months or less are considered cash equivalents. Securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Securities with remaining maturities greater than one year are classified as long-term investments. All investments have a maturity of less than two years. No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. The portfolio's dollar- weighted average maturity of investments is within 12 months. These securities, which approximated $40.4 million as of December 31, 2012 and earned an average annual interest rate of approximately 0.3% in 2012, are subject to interest rate and credit risks. As of December 31, 2012, we performed a sensitivity analysis on our investment portfolio. According to our analysis, parallel shifts in the yield curve of both +/- 0.5% would result in changes in fair market values for these investments of approximately $0.1 million. We do not have any investments denominated in foreign currencies, and therefore are not subject to foreign currency risk on such investments.

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

Quarterly Results of Operations

        The following tables set forth unaudited results of operations data for each of the eight quarters in the two year period ended December 31, 2012. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, except as disclosed below, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(In thousands, except per share data)
	(Unaudited—All periods)
Net revenue:
Licensing and other	$227	$248	$644	$221	$2,668	$756	$1,216	$1,347
Royalty	1,368	1,079	1,092	1,203	2,501	1,351	2,076	2,192

Total net revenue	1,595	1,327	1,736	1,424	5,169	2,107	3,292	3,539
Cost of net revenue:
Licensing and other	45	53	179	57	1,780	356	469	690

Total cost of net revenue	45	53	179	57	1,780	356	469	690
Gross profit	1,550	1,274	1,557	1,367	3,389	1,751	2,823	2,849
Operating expenses:
Research and development	7,260	7,026	6,688	7,506	6,847	6,648	6,566	6,155
Selling, general and administrative	2,126	1,738	1,428	2,926	2,286	1,952	1,917	2,714
Gain on sale of assets	—	(1,435)	—	(1,856)	(35,611)	—	—	—

Total operating expenses	9,386	7,329	8,116	8,576	(26,478)	8,600	8,483	8,869
Operating income (loss)	(7,836)	(6,055)	(6,559)	(7,209)	29,867	(6,849)	(5,660)	(6,020)
Other income and expense, net	34	61	36	24	162	10	25	9

Income (loss) before income taxes	(7,802)	(5,994)	(6,523)	(7,185)	30,029	(6,839)	(5,635)	(6,011)
Income tax provision (benefit)	(29)	79	30	30	229	24	17	18

Net income (loss)	$(7,773)	$(6,073)	$(6,553)	$(7,215)	$29,800	$(6,863)	$(5,652)	$(6,029)

Net income (loss) per share:
Basic	$(0.19)	$(0.15)	$(0.17)	$(0.19)	$0.78	$(0.18)	$(0.15)	$(0.16)
Diluted	$(0.19)	$(0.15)	$(0.17)	$(0.19)	$0.75	$(0.18)	$(0.15)	$(0.16)
Shares used in computing net income (loss) per share:
Basic	39,958	39,299	38,880	38,566	38,353	38,090	37,738	37,264
Diluted	39,958	39,299	38,880	38,566	39,765	38,090	37,738	37,264

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        Burr Pilger Mayer, Inc., an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, as stated in their report, which is included under Item 15 below.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on or about June 4, 2013, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

Item 11.    Executive Compensation

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on or about June 4, 2013, which information is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be provided in response to this item, including information relating to securities authorized for issuance under equity compensation plans, will be presented in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on or about June 4, 2013, which information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on or about June 4, 2013, which information is incorporated into this report by reference.

Item 14.    Principal Accountant Fees and Services

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on or about June 4, 2013, which information is incorporated into this report by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements and Reports of Independent Registered Public Accounting Firm, which are set forth in the Index to Consolidated Financial Statements on pages 40 through 63 of this report.

  (2)
  Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits

2.1(1)	Agreement and Plan of Merger by and among MoSys, Inc., MLI Merger Corporation, MagnaLynx, Inc., and the Representative of the Shareholders of MagnaLynx, Inc. dated as of March 24, 2010
3.1(2)	Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
4.1(4)	Specimen common stock certificate
4.4(5)	Rights Agreement, dated November 10, 2010, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent
4.4.1(5)	Form of Right Certificate
4.4.2(5)	Summary of Rights to Purchase Preferred Shares
4.4.3(6)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.4(7)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between the Registrant and Wells Fargo Bank, N.A., as Rights Agent
10.1(4)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(8)*	Form of Restricted Stock Purchase Agreement
10.3(9)*	2000 Stock Option Plan and form of Option Agreement thereunder
10.3.1(10)*	Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.4(11)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.5(12)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(13)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.7.1(14)*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 28, 2007
10.7.2(15)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.7.3(16)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.8(17)*	Employment offer letter agreement between the Registrant and James Sullivan dated December 21, 2007
10.9(18)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.10(19)*	MoSys, Inc. 2010 Equity Incentive Plan
10.11(20)*	Form of Option Agreement for Stock Option Grant pursuant to the MoSys, Inc. 2010 Equity Incentive Plan
10.12(21)*	MoSys, Inc. 2010 Employee Stock Purchase Plan
10.13	Reserved
10.14(22)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.15(23)	Lease Agreement between Registrant and M West Propco XII, LLC. dated July 19, 2010

10.16(24)*	Employment offer letter agreement between Registrant and Thomas Riordan dated May 6, 2011
10.17(24)*	New employee inducement grant stock option agreement between Registrant and Thomas Riordan dated May 10, 2011
10.18	Reserved
10.19(25)	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)
10.20(26)*	Stock Option Agreement between Registrant and Leonard Perham dated as of November 1, 2011
10.21(27)*	Stock Option Agreement between Registrant and Thomas Riordan dated as of December 21, 2011
10.22(28)	Form of Indemnification Agreement used from June 5, 2012
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6)
Incorporated by reference to Exhibit 4.2.3 to the Current Report on Form 8-K, filed on July 27, 2011 (Commission File No. 000-32929).

(7)
Incorporated by reference to Exhibit 4.2.4 to Current Report on Form 8-K filed by the Company on May 24, 2012 (Commission File No. 000-32929).

(8)
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

(10)
Incorporated by reference to Appendix B to the Company's proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).

(11)
Incorporated by reference to Exhibit 10.15 to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32929).

(12)
Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(13)
Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(14)
Incorporated by reference to Exhibit 10.25.1 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(15)
Incorporated by reference to Exhibit 10.25.2 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(16)
Incorporated by reference to Exhibit 10.25.3 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(17)
Incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(18)
Incorporated by reference to Exhibit 10.27 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(19)
Incorporated by reference to Appendix A to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).

(20)
Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).

(21)
Incorporated by reference to Appendix B to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).

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

(25)
Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).

(26)
Incorporated by reference to Exhibit 10.20 to Form 10Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(27)
Incorporated by reference to Exhibit 10.21 to Form 10Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(28)
Incorporated by reference to Exhibit 10.22 to Form 10Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2013.

MOSYS, INC.
By:	/s/ LEONARD PERHAM Leonard Perham President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard Perham and James W. Sullivan as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LEONARD PERHAM Leonard Perham	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 11, 2013
/s/ JAMES W. SULLIVAN James W. Sullivan	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2013
/s/ STEPHEN L. DOMENIK Stephen L. Domenik	Director	March 11, 2013
/s/ TOMMY ENG Tommy Eng	Director	March 11, 2013
/s/ CHI-PING HSU Chi-Ping Hsu	Director	March 11, 2013

Signature	Title	Date
/s/ JAMES D. KUPEC James D. Kupec	Director	March 11, 2013
/s/ VICTOR K. LEE Victor K. Lee	Director	March 11, 2013

MOSYS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc.

        We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 11, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc

        We have audited the internal control over financial reporting of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, MoSys, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MoSys, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and the related financial statement schedule and our report dated March 11, 2013 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 11, 2013

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$2,529	$40,025
Short-term investments	30,798	9,413
Accounts receivable, net	287	969
Prepaid expenses and other current assets	1,362	1,596

Total current assets	34,976	52,003
Long-term investments	7,383	8,537
Property and equipment, net	1,238	1,382
Goodwill	23,134	23,134
Intangible assets, net	2,654	4,400
Other assets	149	181

Total assets	$69,534	$89,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$393	$336
Accrued expenses and other liabilities	3,947	2,779
Deferred revenue	481	920

Total current liabilities	4,821	4,035

Long-term liabilities	171	109
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 40,054 shares and 38,423 shares issued and outstanding at December 31, 2012 and 2011, respectively	401	384
Additional paid-in capital	157,143	150,507
Accumulated other comprehensive income	11	1
Accumulated deficit	(93,013)	(65,399)

Total stockholders' equity	64,542	85,493

Total liabilities and stockholders' equity	$69,534	$89,637

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net revenue
Licensing and other	$1,340	$5,987	$6,468
Royalty	4,742	8,120	9,095

Total net revenue	6,082	14,107	15,563
Cost of net revenue
Licensing and other	334	3,295	2,826

Total cost of net revenue	334	3,295	2,826
Gross profit	5,748	10,812	12,737
Operating expenses
Research and development	28,480	26,216	25,534
Selling, general and administrative	8,218	8,869	10,391
Gain on sale of assets	(3,291)	(35,611)	—

Total operating expenses	33,407	(526)	35,925
Income (loss) from operations	(27,659)	11,338	(23,188)
Other income and expense, net	155	206	177

Income (loss) before income taxes	(27,504)	11,544	(23,011)
Income tax provision	110	288	51

Net income (loss)	$(27,614)	$11,256	$(23,062)

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	10	(3)	(37)

Comprehensive income (loss)	$(27,604)	$11,253	$(23,099)

Net income (loss) per share
Basic	$(0.70)	$0.30	$(0.72)
Diluted	$(0.70)	$0.28	$(0.72)
Shares used in computing net income (loss) per share
Basic	39,176	37,861	31,870
Diluted	39,176	40,377	31,870

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balance at January 1, 2010	31,224	$312	$117,941	$41	$(53,593)	$64,701
Issuance of common stock for exercise of options and release of awards	1,046	10	2,181	—	—	2,191
Issuance of common stock, net of costs of $46	4,955	50	19,916	—	—	19,966
Stock-based compensation	—	—	3,298	—	—	3,298
Other comprehensive loss—change in unrealized gain on available-for-sale investments	—	—	—	(37)	—	(37)
Net loss					(23,062)	(23,062)

Balance at December 31, 2010	37,225	372	143,336	4	(76,655)	67,057
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	1,198	12	3,391	—	—	3,403
Stock-based compensation	—	—	3,780	—	—	3,780
Other comprehensive loss—change in unrealized gain on available-for-sale investments	—	—	—	(3)	—	(3)
Net income					11,256	11,256

Balance at December 31, 2011	38,423	384	150,507	1	(65,399)	85,493
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	1,881	19	3,627	—	—	3,646
Repurchase of common stock	(250)	(2)	(826)	—	—	(828)
Stock-based compensation	—	—	3,835	—	—	3,835
Other comprehensive loss—change in unrealized loss on available-for-sale investments	—	—	—	10	—	10
Net loss					(27,614)	(27,614)

Balance at December 31, 2012	40,054	$401	$157,143	$11	$(93,013)	$64,542

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(27,614)	$11,256	$(23,062)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	952	1,110	1,000
Amortization of intangible assets	1,746	2,618	2,818
Stock-based compensation	3,811	3,766	3,298
Gain on sale of assets	(3,291)	(35,611)	—
Provision for (recovery of) doubtful accounts	—	(125)	—
Other non-cash items	—	19	65
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	682	235	(326)
Prepaid expenses and other assets	371	2,375	2,259
Deferred revenue	(439)	(881)	(1,027)
Accounts payable	(84)	(763)	(125)
Accrued expenses and other liabilities	1,850	305	(458)

Net cash used in operating activities	(22,016)	(15,696)	(15,558)
Cash flows from investing activities:
Purchases of property and equipment	(738)	(349)	(1,412)
Net cash paid for purchase of businesses	—	(1,500)	(7,935)
Net proceeds from sale of assets	3,437	34,831	—
Proceeds from sales and maturities of marketable securities	34,371	36,836	57,734
Purchases of marketable securities	(54,592)	(31,587)	(47,687)

Net cash (used in) provided by investing activities	(17,522)	38,231	700
Cash flows from financing activities:
Proceeds from issuance of common stock	3,636	3,336	2,191
Repurchase of common stock	(1,444)	—	—
Payments on capital lease obligations	(150)	(186)	(82)
Proceeds from the sale of common stock, net of issuance costs	—	—	19,966

Net cash provided by financing activities	2,042	3,150	22,075
Net increase (decrease) in cash and cash equivalents	(37,496)	25,685	7,217
Cash and cash equivalents at beginning of year	40,025	14,340	7,123

Cash and cash equivalents at end of year	$2,529	$40,025	$14,340

Supplemental disclosure:
Cash paid for income taxes	$345	$53	$56
Patent license recorded in connection with patent sale	$—	$780	$—
Property and equipment acquired through capital lease	$—	$—	$201
Intangible assets acquired for contingent consideration, in connection with acquisition.	$—	$—	$1,500

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

The Company

        MoSys, Inc. (the "Company") was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company has been designing, developing, marketing and licensing high-performance semiconductor memory and high-speed parallel and serial interface intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. In February 2010, the Company announced the commencement of a new product initiative to develop a family of integrated circuit (IC) products under the "Bandwidth Engine" product name. Bandwidth Engine ICs combine the Company's proprietary high-density embedded memory with its high-speed 10 Gigabits per second and higher interface (I/O) technology and are initially being marketed to networking and telecommunications systems companies. The Company's strategy and primary business objective is to become an IP-rich fabless semiconductor company focused on development and sale of Bandwidth Engine ICs. During 2011, the Company began to dedicate more of its engineering resources to IC efforts, and, in 2012, substantially all of the Company's emphasis was on IC product sales as opposed to IP licensing transactions. The Company's future success and ability to achieve and maintain profitability depends on its success in developing a market for ICs.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on December 31 of each calendar year.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification includes reclassifying unbilled contracts receivable into the prepaid expenses and other current assets line item of the consolidated balance sheets and combining the accrued restructuring liabilities line item with the accrued expenses and other liabilities line item of the consolidated statement of cash flows. The amount for the prior period has been reclassified to be consistent with the current year presentation and has no impact on previously reported total assets, total stockholders' equity or net income (loss).

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

Foreign Currency

        The functional currency of the Company's foreign entities is the U.S. dollar. The financial statements of these entities are translated into U.S. dollars and the resulting gains or losses are included in other income and expense, net in the consolidated statements of operations and comprehensive income (loss). Such gains and losses were not material for any period presented.

Cash Equivalents and Investments

        The Company has invested its excess cash in money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company's available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income and expense, net line item in the consolidated statements of operations and comprehensive income (loss). The cost of securities sold is based on the specific identification method.

Fair Value Measurements

        The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

  Level 1—Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date

  Level 2—Pricing is provided by third party sources of market information obtained through the Company's investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company's Level 2 securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, commercial paper, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company's investment advisors obtain pricing data from independent sources, such as Standard & Poor's, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company grants credit only to customers deemed creditworthy in the judgment of management. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. There was no allowance for doubtful accounts at December 31, 2011 and 2012. For the years ended December 31,

2011 and 2012, no amounts were written off. For the year ended December 31, 2010, $78,000 was written off.

Inventory

        The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. As of December 31, 2012, inventory was not significant and has been included in the prepaid expenses and other current assets line item of the consolidated balance sheet.

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

Intangible Assets

        Intangible assets acquired in business combinations, referred to as purchased intangible assets, are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. In December 2011, the Company sold 73 of its memory technology patents and received a license to those patents for use in its Bandwidth Engine ICs and other limited instances. The fair value of the patent rights received was recorded as a patent license (see Note 5). Identifiable intangible assets relating to business combinations and the patent license were as follows (dollar amounts in thousands):

	December 31, 2012
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3-5	$9,240	$7,255	$1,985
Customer relationships	3	390	390	—

Subtotal purchased intangible assets		9,630	7,645	1,985
Patent license	7	780	111	669

Total		$10,410	$7,756	$2,654

	December 31, 2011
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3-5	$9,240	$5,676	$3,564
Customer relationships	3	390	334	56
Contract backlog	1	750	750	—
Non-compete agreements	1.5	140	140	—

Subtotal purchased intangible assets		10,520	6,900	3,620
Patent license	7	780	—	780

Total		$11,300	$6,900	$4,400

        For the years ended December 31, 2012, 2011 and 2010, amortization expense was $1.7 million, $2.6 million and $2.8 million, respectively. Amortization expense has been included in research and development expense in the consolidated statements of operations and comprehensive income (loss). The estimated aggregate amortization expense to be recognized in future years is approximately $1.0 million for 2013, $1.0 million for 2014, $0.4 million for 2015, and $0.1 million annually for 2016 through 2018.

Goodwill

        The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company used the market approach to assess impairment in the second step of the analysis, the price of its common stock is an important component of the fair value calculation. If the Company's stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed step one of the annual impairment test in September 2012, and concluded no factors indicated impairment of goodwill. As of December 31, 2012, the Company had not identified any factors to indicate there was an impairment of our goodwill and determined that no additional impairment analysis was required.

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

        When sales arrangements contain multiple deliverables (e.g., license and services), the Company reviews each deliverable to determine the separate units of accounting that exist within the agreement. If more than one unit of accounting exists, the consideration payable to the Company under the agreement is allocated to each unit of accounting using the relative fair value method. Revenue is recognized for each unit of accounting when the revenue recognition criteria have been met for that unit of accounting. The Company allocates revenue among the deliverables using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. Under GAAP, the Company is required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE) and (iii) best estimate of the selling price (ESP). In general, the Company is unable to establish VSOE or TPE for license fees and development services. Therefore revenue is allocated to these elements based on the Company's ESP, which the Company determines after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company's ESP for license fee and development services could change.

        For license agreements involving deliverables that do require significant production, modification or customization, and where the Company has significant experience in meeting the design specifications in the contract and the direct labor hours related to services under the contract can be reasonably estimated, the Company recognizes revenue over the period in which the contract services are performed. For these arrangements, the Company recognizes revenue using the percentage of completion method. Under this method, revenue recognized in any period depends on the Company's progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. These judgmental elements include determining that the Company has the experience to meet the design specifications and estimate the total direct labor hours to perform the contract services, based on experience in developing prior licensees' designs. The direct labor hours for the development of the licensee's design are estimated at the beginning of the contract. As the direct labor hours are incurred, they are used as a measure of progress towards completion. During the contract performance period, the Company reviews estimates of direct labor hours to complete the contracts and will revise its estimates of revenue and gross profit under the contract if it revises the estimations of the direct labor hours to complete. The Company's policy is to reflect any revision in the contract gross profit estimate in reported income or loss in the period in which the facts giving rise to the revision become known. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined to be likely. If the amount of revenue recognized under the percentage of completion accounting method exceeds the amount of billings to a customer, the excess amount is recorded as an unbilled contracts receivable. Unbilled contracts receivable as of December 31, 2011 were not considered significant and have been included in the prepaid expenses and other current assets line item of the consolidated balance sheets. There was no unbilled contracts receivable as of December 31, 2012.

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

  IC products

        The Company sells products both directly to customers, as well as through distributors. Revenue from sales directly to customers is generally recognized at the time of shipment. The Company records an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale. IC product revenue and costs relating to sales made through distributors with rights of return and stock rotation are deferred until the distributors sell the product to end customers due to the Company's inability to estimate future returns and credits to be issued. Distributors are generally able to return up to 10% of their purchases for slow, non-moving or obsolete inventory for credit every six months. At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment. Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand. The associated deferred margin is included in the deferred revenues line item in the consolidated balance sheet. The Company recorded initial IC product revenue in 2012, and a significant reserve for returns has been recorded due to the product's early stage of development and testing. IC product revenue was not significant in 2012, and has been included in the licensing and other revenue line item in the consolidated statements of operations and comprehensive loss.

Cost of Revenue

        Cost of licensing and other revenue consists primarily of engineering personnel and overhead allocation costs directly related to development services specified in licensing agreements and direct and indirect costs of IC product sales. Development services typically include customization of the Company's technologies for the licensee's particular IC design and may include engineering support to assist in the commencement of production of a licensee's products.

Adveristing Costs

        Advertising costs are expensed as incurred. Advertising costs were not significant in the years ended December 31, 2012, 2011 and 2010.

Research and Development

        Engineering costs are recorded as research and development expense in the period incurred.

Stock-Based Compensation

        The Company recognizes stock-based compensation for awards on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value.

Options Issued to Non-Employees

        The Company records stock-based compensation expense for stock options granted to non-employees, excluding non-employee directors, based upon the estimated then-current fair value of the equity instrument using the Black- Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. The Company charges the value of the equity instrument to earnings over the term of the service agreement and the unvested shares underlying the option are subject to periodic revaluation over the remaining vesting period.

Per Share Amounts

        Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. As of December 31, 2012, 2011 and 2010, stock awards to purchase approximately 10,384,000, 9,015,000 and 10,603,000 shares, respectively, were excluded from the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$(27,614)	$11,256	$(23,062)
Denominator:
Add: weighted-average common shares outstanding	39,176	37,942	32,049
Less: unvested common shares subject to repurchase	—	(81)	(179)

Total shares: basic	39,176	37,861	31,870
Add: weighted-average stock options outstanding	—	2,435	—
Add: common shares subject to repurchase	—	81	—

Total shares: diluted	39,176	40,377	31,870
Net income (loss) per share:
Basic	$(0.70)	$0.30	$(0.72)
Diluted	$(0.70)	$0.28	$(0.72)

Income Taxes

        The Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax basis of the Company's assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized.

        The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is currently under tax examination in India. The 2003 through 2012 tax years generally remain subject to examination by federal, state and foreign tax authorities.

        As of December 31, 2012, the Company did not have any unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the years ended December 31, 2012, 2011 and 2010, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Effective January 1, 2012, the Company elected to present net income and other comprehensive income in a single continuous statement. The adoption of ASU 2011-05 did not have any impact on the Company's consolidated financial position or results of operations.

        In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220 Comprehensive Income. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 2: Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss) Components

	December 31,
	2012	2011
	(in thousands)
Prepaid expenses and other current assets:
Inventory	$252	$—
Interest receivable	263	127
Tax receivable	57	157
Deferred cost of revenue	—	101
Prepaid expenses and other assets	790	1,211

	$1,362	$1,596

Property and equipment:
Equipment, furniture and fixtures and leasehold improvements	$4,135	$3,996
Acquired software	651	626

	4,786	4,622
Less: Accumulated depreciation and amortization	(3,548)	(3,240)

	$1,238	$1,382

        Property and equipment included $198,000 of testing equipment purchased through capital leases. The accumulated amortization of property and equipment under capital leases was $198,000 and $298,000, as of December 31, 2012 and 2011, respectively.

	December 31,
	2012	2011
Accrued expenses and other liabilities:
Accrued wages and employee benefits	$881	$782
Employee stock purchase plan withholdings	292	392
Professional fees	503	271
Other	2,271	1,334

	$3,947	$2,779

  Other income and expense, net:

	2012	2011	2010
	(in thousands)
Interest income	$171	$143	$272
Other income and expense, net	(16)	63	(95)

	$155	$206	$177

Note 3: Fair Value of Financial Instruments

        The estimated fair values of financial instruments outstanding at December 31, 2012 and 2011 were as follows (in thousands):

	2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$2,529	$—	$—	$2,529

Short-term investments:
U.S. government debt securities	$15,852	$6	$(2)	$15,856
Corporate notes	14,471	8	(4)	14,475
Certificates of deposit	467	—	—	467

Total short-term investments	$30,790	$14	$(6)	$30,798

Long-term investments:
U.S. government debt securities	$6,330	$2	$—	$6,332
Corporate notes	1,050	1	—	1,051

Total long-term investments	$7,380	$3	$—	$7,383

	2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$40,025	$—	$—	$40,025

Short-term investments:
U.S. government debt securities	$4,834	$2	$—	$4,836
Corporate notes	4,578	1	(2)	4,577

Total short-term investments	$9,412	$3	$(2)	$9,413

Long-term investments:
U.S. government debt securities	$5,721	$1	$(1)	$5,721
Corporate notes	2,816	2	(2)	2,816

Total long-term investments	$8,537	$3	$(3)	$8,537

        As of December 31, 2012 and 2011, all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months. Total fair value of available-for-sale securities with unrealized losses was $8.2 million at December 31, 2012.

        Cost and fair value of investments based on two maturity groups at December 31, 2011 and 2010 were as follows (in thousands):

	2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$30,790	$14	$(6)	$30,798
Due in 1-2 years	7,380	3	—	7,383

Total	$38,170	$17	$(6)	$38,181

	2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$9,412	$3	$(2)	$9,413
Due in 1-2 years	8,537	3	(3)	8,537

Total	$17,949	$6	$(5)	$17,950

        The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) as of December 31, 2012 and 2011 (in thousands):

	2012
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,407	$1,407	$—	$—
U.S. government debt securities	22,289	—	22,289	—
Corporate notes	16,226	—	16,226	—
Certificates of deposit	467	—	467	—

Total assets	$40,389	$1,407	$38,982	$—

	2011
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,792	$2,792	$—	$—
Corporate notes	7,393	—	7,393	—
U.S. government debt securities	10,557	—	10,557	—

Total assets	$20,742	$2,792	$17,950	$—

        There were no transfers in or out of Level 1 and Level 2 securities during the years ended December 31, 2012 and 2011. There were no Level 3 financial assets as of December 31, 2012 and 2011.

        The following table provides a summary of changes in fair value of the Company's acquisition-related earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands):

Fair Value
Balance at December 31, 2010	$1,000
Payment of earn-out	(1,000)

Balance at December 31, 2011	$—

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

Note 5: Patent Sale and License

        In December 2011, the Company entered into a patent purchase agreement for the sale of 43 United States and 30 related foreign memory technology patents for $35 million in cash and a license for the use of those patents in the Bandwidth Engine ICs and other limited uses. The Company recognized a $35.6 million gain on this transaction, which was recorded as a reduction of operating expenses in the consolidated statements of operations and comprehensive income (loss). The gain was comprised of the $35 million of cash proceeds, plus $0.8 million for the patent license, net of transaction costs.

        Under the patent purchase agreement, the Company received a license to the sold patents to cover its Bandwidth Engine IC product line and technology partners, along with related rights to offer sublicenses to current and future partners. This right to use the patents was valued to be $0.8 million and has been recorded as an intangible asset ("patent license") (see Note 1). The value was determined based on the present value of the future cash flows that could potentially be generated by the patent license over its estimated remaining life. The patent license is being amortized over its estimated useful life of seven years.

Note 6: Sale of I/O Technology

        In March 2012, the Company entered into an asset purchase agreement for an exclusive license of a portion of its intellectual property pertaining to its high-speed serial I/O technology for approximately $4.3 million. As part of the agreement, the Company provided certain technology transfer support services, and 15 employees of the Company's India subsidiary accepted employment with the purchaser. The Company received approximately $2.2 million, net of transaction costs, in cash upon execution of the agreement. The agreement provides for an additional $1.9 million (the "Holdback") to be paid upon providing technology transfer support services and achievement of certain contractually agreed-upon development milestones. A portion of the Holdback is reserved for any costs related to indemnification claims that may arise during the 12 month period following the agreement date. In July 2012, $1.3 million of the Holdback payment was received.

        In 2012, Company recognized a $3.3 million gain on this asset sale, net of transaction costs. The gain on asset sale has been recorded as a reduction of operating expenses in the consolidated statements of operations and comprehensive income (loss). Gains related to the remaining Holdback will be recorded when the indemnity period lapses, which is expected to be within 12 months of the agreement date.

Note 7: Income Taxes

        The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current portion:
Federal	$(5)	$247	$(19)
State	3	3	2
Foreign	112	38	68

	$110	$288	$51

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Federal and state loss carryforwards	$30,977	$20,196
Reserves, accruals and other	341	685
Depreciation and amortization	1,991	2,117
Deferred stock-based compensation	3,319	3,061
Research and development credit carryforwards	7,476	6,856
Foreign tax and other credits	1,326	1,347

Total deferred tax assets	45,430	34,262
Deferred tax liabilities:
Acquired intangible assets and other	1,652	1,898
Less: Valuation allowance	(43,778)	(32,364)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $11.4 million during the year ended December 31, 2012 and decreased $2.7 million during the year ended December 31, 2011. The valuation allowance at December 31, 2012 includes $1.8 million related to stock option deductions incurred prior to January 1, 2006, the benefit of which will be credited to additional paid-in capital if they become realized.

        As of December 31, 2012, the Company had net operating loss carryforwards of approximately $80.6 million for federal income tax purposes and approximately $86.5 million for state income tax purposes. These losses are available to reduce future taxable income and expire at various times from 2013 through 2032. Approximately $5.5 million of federal net operating loss carryforwards and $4.7 million of state net operating loss carryforwards are related to excess tax benefits from stock-based compensation and will be charged to additional paid-in capital when realized.

        The Company also had federal research and development tax credit carryforwards of approximately $4.6 million, which began expiring in 2012, and California research and development credits of approximately $4.4 million, which do not have an expiration date. The Company had foreign tax credits available for federal income tax purposes of approximately $1.1 million which will begin to expire in 2014.

        In January 2013, The American Taxpayer Relief Act of 2012 reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of this new legislation, the Company is expected to recognize an increase in its federal tax credit carryforward of $1.0 million during the three months ended March 31, 2013.

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

        A reconciliation of income taxes provided at the federal statutory rate (35%) to actual income tax provision (benefit) follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax benefit computed at U.S. statutory rate	$(9,626)	$4,040	$(8,054)
Federal alternative minimum tax	—	247	—
State income tax (net of federal benefit)	2	2	2
Foreign income tax at rate different from U.S. statutory rate	(13)	(9)	(90)
Research and development credits	(691)	(1,254)	(1,239)
Foreign tax credit	—	(17)	(21)
Stock-based compensation	252	292	607
Amortization of intangible assets	(100)	(657)	—
Valuation allowance changes affecting tax provision	10,526	(2,363)	8,979
Other	(240)	7	(133)

Income tax provision	$110	$288	$51

        The domestic and foreign components of income (loss) before income tax provision were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$(27,737)	$11,363	$(23,499)
Non-U.S.	233	181	488

	$(27,504)	$11,544	$(23,011)

Note 8: Stock-Based Compensation

Equity Compensation Plans

Common Stock Option Plans

        In 2000, the Company adopted the 2000 Stock Plan, which was amended in 2004 (Amended 2000 Plan), and terminated in 2010. As of December 31, 2012, no options were available for future issuance under the Amended 2000 Plan and options to purchase approximately 3,158,000 shares were outstanding with a weighted-average exercise price of $4.44 per share. The Amended 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to the date of expiration.

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

        The Amended 2000 Plan and 2010 Plan are referred to collectively as the "Plans."

        The Company may also award shares to new employees outside the Plans, as material inducements to the acceptance of employment with the Company. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or an authorized executive officer.

Employee Stock Purchase Plan

        In June 2010, the Company's stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company's common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company's common stock either at the beginning or the end of each six-month offering period, whichever is less. On September 1, 2010, the Company commenced the first offering period under the ESPP. For the year ended December 31, 2012, approximately 351,000 shares of common stock were issued at an aggregate purchase price of approximately $1.1 million under the ESPP. For the year ended December 31, 2011, approximately 310,000 shares of common stock were issued at an aggregate purchase price of approximately $1.1 million under the ESPP. As of December 31, 2012, there were approximately 1,335,000 shares authorized and unissued under the ESPP.

Stock-Based Compensation Expense

        The Company recorded $3.8 million, $3.8 million and $3.3 million of stock-based compensation expense in the years ended December 31, 2012, 2011 and 2010, respectively. The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the years ended December 31, 2012, 2011 and 2010, there were no such tax benefits associated with the exercise of stock options.

        In June 2011, the Company's executive vice president of engineering resigned from the Company and agreed to act as a consultant. As compensation for the consulting services, an option to purchase 675,000 shares of the Company's common stock that was granted to the executive vice president on June 26, 2009, of which the unvested and unexercised portion would have otherwise terminated by its terms following the termination of employment with the Company, remained in effect and continued to vest in accordance with its vesting terms until termination of the consulting agreement in August 2012. The Company accounted for this option as a variable award and the fair value compensation expense was recognized each period over the vesting term of the option.

Valuation Assumptions and Expense Information for Stock-based Compensation

        The fair value of the Company's share-based payment awards for the years ended December 31, 2012, 2011 and 2010 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Year Ended December 31,
Employee stock options:	2012	2011	2010
Risk-free interest rate	0.2% - 0.8%	0.2% - 1.7%	0.6% - 2.1%
Volatility	59.5% - 73.1%	40.7% - 65.4%	62.5% - 72.7%
Expected life (years)	4.0	4.0	4.0
Dividend yield	0%	0%	0%

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

        A summary of activity under the Plans is presented below (in thousands, except exercise price):

	Shares Available for Grant	Number of Options outstanding	Weighted Average Exercise Prices
Balance at December 31, 2009	1,875	5,450	$4.37
Additional authorized under the Amended 2000 Plan	500	—	—
Additional authorized under the 2010 Plan	4,000	—	—
Plan termination	(1,502)	—	—
Options cancelled prior to and upon termination of the Amended 2000 Plan	487	(487)	$4.31
Options cancelled and expired subsequent to termination of the Amended 2000 Plan	—	(401)	$2.98
Options granted	(1,690)	1,690	$4.47
Options exercised	—	(658)	$2.47
Options expired	(20)	—	—

Balance at December 31, 2010	3,650	5,594	$4.64
Additional authorized under the 2010 Plan	500	—	—
Options granted	(2,201)	2,201	$4.13
Options cancelled	28	(28)	$4.23
Options exercised	—	(524)	$3.34
Options expired	—	(715)	$5.45

Balance at December 31, 2011	1,977	6,528	$4.48
Additional authorized under the 2010 Plan	500	—	—
Options granted	(1,827)	1,827	$3.19
Options cancelled	615	(615)	$3.97
Options exercised	—	(266)	$2.38
Options expired	—	(602)	$6.89

Balance at December 31, 2012	1,265	6,872	$4.05

        A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2009	5,295	$2.81
Granted	—	—
Cancelled	(108)	$1.55
Exercised	(375)	$1.54

Balance at December 31, 2010	4,812	$2.92
Granted	400	$6.06
Cancelled	(48)	$1.54
Exercised	(349)	$1.55

Balance at December 31, 2011	4,815	$3.29
Granted	350	$3.92
Cancelled	(550)	$1.55
Exercised	(1,257)	$1.55

Balance at December 31, 2012	3,358	$4.29

        A summary of the restricted stock award and restricted stock unit activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2009	46	$1.60
Vested	(15)	$1.60

Non-vested shares at December 31, 2010	31	$1.60
Vested	(16)	$1.60

Non-vested shares at December 31, 2011	15	$1.60
Vested	(12)	$1.62
Cancelled	(3)	$1.55

Non-vested shares at December 31, 2012	—	—

        The following table summarizes significant ranges of outstanding and exercisable options and inducement grants, excluding restricted stock award and restricted stock unit activity, as of December 31, 2012 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.50 - $3.09	2,715	3.66	$2.33	$3,124	1,421	2.68	$1.93	$2,199
$3.10 - $3.92	2,864	4.44	$3.62	$213	1,159	3.69	$3.69	$38
$3.93 - $5.61	3,172	2.34	$4.97	—	2,828	2.20	$5.02	—
$5.62 - $9.81	1,479	2.61	$6.66	—	1,040	1.91	$6.93	—

	10,230	3.32	$4.13	$3,337	6,448	2.53	$4.41	$2,237

        As of December 31, 2012, options for approximately 9.5 million shares were fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 3.19 years, weighted average exercise price of $4.17 and aggregate intrinsic value of approximately $3.2 million.

        The total fair value of the options that vested during the year ended December 31, 2012 calculated using the Black-Scholes valuation method was $2.4 million. The total intrinsic value of employee stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $2.7 million, $2.4 million and $2.4 million, respectively.

        Options to purchase 6.4 million shares with weighted average exercised prices of $4.41 per share were exercisable at December 31, 2012. As of December 31, 2012, total compensation costs related to unvested, but not yet recognized, stock-based awards was $5.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.6 years and will be adjusted for subsequent change in estimated forfeitures.

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

        "Grandfathered stock" refers to stock held by Carl E. Berg and his affiliates. The beneficial ownership threshold for a holder of grandfathered stock is 20%, rather than 15%. In 2011, the Company amended the rights agreement to designate Artis Capital Management L.P. and its affiliates (collectively, "Artis") as a holder of grandfathered stock. In 2012, an amendment removed this designation and reduced Artis' ownership threshold to 15%. In addition, under the rights agreement, the firm of Ingalls & Snyder, or I&S, and its managed account beneficial owners collectively will not trigger the rights as long as none of their shares are held for the purpose of acquiring control or effecting change or influence in control of the Company. This exclusion applies only to shares of common stock for which there is only shared dispositive power and I&S has only non-discretionary voting power. The rights agreement could delay, deter or prevent an investor from acquiring the Company in a transaction that could otherwise result in its stockholders receiving a premium over the market price for their shares of common stock.

Note 10: Retirement Savings Plan

        Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. No matching contributions were made by the Company in the years ended December 31, 2012, 2011 and 2010.

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

        The Company recognized revenue from licensing of its technologies to customers in North America, Asia and Europe as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$2,511	$5,476	$5,886
Taiwan	1,700	3,197	2,888
Japan	1,571	4,700	6,661
Europe	86	727	—
Rest of Asia	214	7	128

Total	$6,082	$14,107	$15,563

        Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2012	2011	2010
Customer A	28%	23%	18%
Customer B	26%	12%	*
Customer C	12%	17%	23%
Customer D	*	*	15%

*
Represents percentages less than 10%.

        Three customers accounted for 100% of net accounts receivable at December 31, 2012. Four customers accounted for 96% of net accounts receivable at December 31, 2011.

        Net property and equipment, classified by major geographic areas, was as follows at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
	(in thousands)
U.S.	$1,114	$1,216
Non-U.S.	124	166

Total	$1,238	$1,382

Note 12: Commitments and Contingencies

Leases and Purchase Commitments

        The Company leases its facilities under non-cancelable operating leases that expire at various dates through 2020. Rent expense was approximately $895,000, $915,000 and $694,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

        Future minimum lease payments under non-cancelable operating leases and purchase commitments are as follows (in thousands):

Year ended December 31,	Operating leases	Purchase commitments	Total
2013	$739	$878	$1,617
2014	764	566	1,330
2015	720	500	1,220
2016	743	—	743
2017	764	—	764
Thereafter	1,943	—	1,943

Total minimum payments	$5,673	$1,944	$7,617

        Purchase commitments include licenses related to computer-aided design tools payable through November 2015.

Indemnification

        In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company's consolidated financial statements for the years ended December 31, 2012, 2011 or 2010 related to these indemnifications.

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

        In September 2010, a claimant filed suit against the Company seeking a contractual payment of approximately 200,000 shares of the Company's common stock, among other claims. In November 2010, the suit went to arbitration, and, in December 2010, the Company filed a counter claim against the claimant. On April 3, 2012, the arbitrator ruled against the Company and awarded the claimant a cash award of approximately $1.4 million, which was paid in the second quarter of 2012 and has been recorded as a repurchase of common stock in the consolidated statement of cash flows. The Company repurchased the disputed shares in the second quarter of 2012, and the shares were retired. In the first quarter of 2012, the value of the disputed shares, $0.8 million as of the arbitration settlement date, was recorded as a reduction to stockholders' equity as a stock repurchase. The remaining amount of $0.6 million was recorded as a selling, general and administrative expense in the Company's consolidated statements of operations and comprehensive income (loss).

Note 13: Related Party Transactions

        In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (Credo), a privately-funded fabless semiconductor company, to develop, market and sell integrated circuits. Two of the Company's executive officers are investors in Credo. The agreement calls for the Company to pay approximately $1.4 million to Credo upon Credo achieving certain development and verification milestones towards the development of IC products and provides the Company with exclusive sales and marketing rights for such IC products. In 2012, Credo achieved a number of the milestones set forth in the agreement, including delivery of the IC design to its foundry for tape-out and receipt of first silicon. As a result of the milestone achievements, the Company paid Credo $1.1 million, which the Company recorded as research and development expense. As of December 31, 2012, $0.3 million is included as a current liability. The first $1.2 million of gross profits generated by the sale of these integrated circuits will be retained by the Company. Thereafter, the gross profits will be shared equally by the two companies.

        In July 2010, the Company entered into a lease agreement with Mission West Properties, Inc., (the Lessor or Mission West), to lease approximately 47,000 square feet for its corporate headquarters in Santa Clara, California. The lease term is 120 months. The Company has an option to extend the lease for two additional five-year periods at 95% of the then fair market monthly rent rate. After the first two years of the lease, the Company may terminate the lease early in the event that it has signed a lease to move into a facility that is also owned by the Lessor or one of its affiliates and is at least 20% larger. The Company may also terminate the lease at the end of 60 or 90 months if the Company has sold all or substantially all of its assets to an independent buyer or if the Lessor cannot accommodate the Company's future expansion requirements, provided that the Company pays the Lessor an amount equal to the outstanding unamortized balance of the initial improvements. The chief executive officer and chairman of the board of Mission West was Carl E. Berg. Mr. Berg held the position of director of the Company and member of the compensation committee and the audit committee of the Company's board of directors until June 2012. Mr. Berg beneficially owns approximately 5% of the Company's common stock, and his daughter's trust beneficially owns approximately 6% of the Company's common stock. For the years ended December 31, 2012, 2011 and 2010, a total of $728,000, $716,000 and $379,000, respectively, of lease payments were paid to Mission West. In December 2012, Mission West sold the property, which the Company leases, to an unrelated third-party.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions		Deductions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Amounts recovered	Amounts written off	Balance at end of period
Allowance for doubtful accounts
Year ended December 31, 2012	$—	$—	$—	$—	$—	$—
Year ended December 31, 2011	$125	$—	$—	$(125)	$—	$—
Year ended December 31, 2010	$93	$—	$125	$(15)	$(78)	$125

INDEX OF EXHIBITS

2.1(1)	Agreement and Plan of Merger by and among MoSys, Inc., MLI Merger Corporation, MagnaLynx, Inc., and the Representative of the Shareholders of MagnaLynx, Inc. dated as of March 24, 2010
3.1(2)	Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
4.1(4)	Specimen common stock certificate
4.2(5)	Rights Agreement, dated November 10, 2010, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent
4.2.1(5)	Form of Right Certificate
4.2.2(5)	Summary of Rights to Purchase Preferred Shares
4.4.3(6)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.4(7)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between the Registrant and Wells Fargo Bank, N.A., as Rights Agent
10.1(4)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.2(8)*	Form of Restricted Stock Purchase Agreement
10.3(9)*	2000 Stock Option Plan and form of Option Agreement thereunder
10.3.1(10)*	Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.4(11)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.5(12)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(13)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.7.1(14)*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 28, 2007
10.7.2(15)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.7.3(16)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.8(17)*	Employment offer letter agreement between the Registrant and James Sullivan dated December 21, 2007
10.9(18)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.10(19)*	MoSys, Inc. 2010 Equity Incentive Plan
10.11(20)*	Form of Option Agreement for Stock Option Grant pursuant to the MoSys, Inc. 2010 Equity Incentive Plan
10.12(21)*	MoSys, Inc. 2010 Employee Stock Purchase Plan
10.13	Reserved
10.14(22)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.15(23)	Lease Agreement between Registrant and M West Propco XII, LLC. dated July 19, 2010
10.16(24)*	Employment offer letter agreement between Registrant and Thomas Riordan dated May 6, 2011
10.17(24)*	New employee inducement grant stock option agreement between Registrant and Thomas Riordan dated May 10, 2011
10.18	Reserved
10.19(25)	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)

10.20(26)*	Stock Option Agreement between Registrant and Leonard Perham dated as of November 1, 2011
10.21(27)*	Stock Option Agreement between Registrant and Thomas Riordan dated as of December 21, 2011
10.22(28)	Form of Indemnification Agreement used from June 5, 2012
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6)
Incorporated by reference to Exhibit 4.2.3 to the Current Report on Form 8-K, filed on July 27, 2011 (Commission File No. 000-32929).

(7)
Incorporated by reference to Exhibit 4.2.4 to the Current Report on Form 8-K filed by the Company on May 24, 2012 (Commission File No. 000-32929).

(8)
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

(10)
Incorporated by reference to Appendix B to the Company's proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).

(11)
Incorporated by reference to Exhibit 10.15 to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32929).

(12)
Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(13)
Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(14)
Incorporated by reference to Exhibit 10.25.1 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(15)
Incorporated by reference to Exhibit 10.25.2 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(16)
Incorporated by reference to Exhibit 10.25.3 to Form 10-Q filed by the Company on May 9, 2008 (Commission File No. 000-32929).

(17)
Incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(18)
Incorporated by reference to Exhibit 10.27 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(19)
Incorporated by reference to Appendix A to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).

(20)
Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).

(21)
Incorporated by reference to Appendix B to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).

(22)
Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 5, 2009 (Commission File No. 333-159753).

(23)
Incorporated by reference to Exhibit 10.35 to Form 8-K filed by the Company on July 22, 2010 (Commission File No. 000-32929).

(24)
Incorporated by reference to Exhibit 10.35 to Form 10Q filed by the Company on August 8, 2011 (Commission File No. 000-32929).

(25)
Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).

(26)
Incorporated by reference to Exhibit 10.20 to Form 10Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(27)
Incorporated by reference to Exhibit 10.21 to Form 10Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(28)
Incorporated by reference to Exhibit 10.22 to Form 10Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.