Form 10-Q
period 2013-03-31
MoSys, Inc.
filed 2013-05-03
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 40,522,446 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$5,279	$2,529
Short-term investments	25,180	30,798
Accounts receivable, net	68	287
Prepaid expenses and other current assets	1,510	1,362
Total current assets	32,037	34,976

Long-term investments	6,849	7,383
Property and equipment, net	1,118	1,238
Goodwill	23,134	23,134
Intangible assets, net	2,404	2,654
Other assets	145	149
Total assets	$65,687	$69,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,645	$393
Accrued expenses and other liabilities	2,041	3,947
Deferred revenue	336	481
Total current liabilities	4,022	4,821

Long-term liabilities	185	171
Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 40,464 shares and 40,054 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	405	401
Additional paid-in capital	159,070	157,143
Accumulated other comprehensive income	15	11
Accumulated deficit	(98,010)	(93,013)
Total stockholders’ equity	61,480	64,542
Total liabilities and stockholders’ equity	$65,687	$69,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Net revenue
Licensing and other	$249	$221
Royalty	1,086	1,203
Total net revenue	1,335	1,424

Cost of net revenue
Licensing and other	19	57
Total cost of net revenue	19	57

Gross profit	1,316	1,367

Operating expenses
Research and development	5,320	7,506
Selling, general and administrative	1,623	2,926
Gain on sale of assets	(630)	(1,856)
Total operating expenses	6,313	8,576

Loss from operations	(4,997)	(7,209)
Other income and expense, net	20	24
Loss before income taxes	(4,977)	(7,185)
Income tax provision	20	30

Net loss	(4,997)	(7,215)

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	4	(13)
Comprehensive loss	$(4,993)	$(7,228)

Net loss per share
Basic and diluted	$(0.12)	$(0.19)
Shares used in computing net loss per share
Basic and diluted	40,264	38,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,997)	$(7,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211	258
Stock-based compensation	888	1,043
Amortization of intangible assets	250	683
Gain on sale of assets	(630)	(1,856)
Other non-cash items	5	—
Changes in assets and liabilities:
Accounts receivable	219	661
Prepaid expenses and other assets	(98)	81
Deferred revenue	(145)	(45)
Accounts payable	1,202	(39)
Accrued expenses and other liabilities	(1,892)	201
Net cash used in operating activities	(4,987)	(6,228)

Cash flows from investing activities:
Purchases of property and equipment	(57)	(25)
Net proceeds from sale of assets	630	2,187
Proceeds from sales and maturities of marketable securities	15,589	8,454
Purchases of marketable securities	(9,433)	(35,793)
Net cash provided by (used in) investing activities	6,729	(25,177)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,008	847
Payments on capital lease obligations	—	(47)
Net cash provided by financing activities	1,008	800

Net increase (decrease) in cash and cash equivalents	2,750	(30,605)

Cash and cash equivalents at beginning of period	2,529	40,025
Cash and cash equivalents at end of period	$5,279	$9,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the “Company”) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company has been designing, developing, marketing and licensing high-performance semiconductor memory and high-speed parallel and serial interface (SerDes) intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. In February 2010, the Company announced the commencement of a new product initiative to develop a family of integrated circuit (IC) products under the “Bandwidth Engine” product name. Bandwidth Engine ICs combine the Company’s proprietary high-density embedded memory with its high-speed 10 Gigabits per second and higher interface (I/O) technology. In March 2013, the Company announced another IC product line under the “LineSpeed Gearbox” product name. LineSpeed Gearbox ICs are non-memory based SerDes devices with gearbox functionality to convert lanes of data received on line cards into different configurations.  Both product lines are initially being marketed to networking and telecommunications systems companies.  The Company’s strategy and primary business objective is to become an IP-rich fabless semiconductor company focused on development and sale of IC products. The Company’s future success and ability to achieve and maintain profitability depends on its success in developing a market for ICs.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year is the calendar year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification includes reclassifying unbilled contracts receivable into the prepaid expenses and other current assets line item of the condensed consolidated balance sheets. The amount for the prior period has been reclassified to be consistent with the current year presentation and has no impact on previously reported total assets, total stockholders’ equity or net loss.

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

Level 1— Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2— Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s Level 2 securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

Level 3— Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment are used to measure fair value. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 investments and other financial instruments involves the most management judgment and subjectivity.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at March 31, 2013 and December 31, 2012.

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

IC products

The Company sells products both directly to customers, as well as through distributors. Revenue from sales directly to customers is generally recognized at the time of shipment. The Company records an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale. IC product revenue and costs relating to sales made through distributors with rights of return and stock rotation are deferred until the distributors sell the product to end customers due to the Company’s inability to estimate future returns and credits to be issued. Distributors are generally able to return up to 10% of their purchases for slow, non-moving or obsolete inventory for credit every six months. At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment. Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand. The associated deferred margin is included in the deferred revenues line item in the condensed consolidated balance sheet. The Company recorded initial IC product revenue in 2012, and a significant reserve for returns has been recorded due to the product’s early stage of development and testing. IC product revenue was not significant for the three months ended March 31, 2013 and 2012, and has been included in the licensing and other revenue line item in the condensed consolidated statements of operations and comprehensive loss.

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

Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company used the market approach to assess impairment in the second step of the analysis, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed step one of the annual impairment test in September 2012, and concluded no factors indicated impairment of goodwill. As of March 31, 2013, the Company had not identified any factors to indicate there was an impairment of its goodwill and determined that no additional impairment analysis was required.

Intangible Assets

Intangible assets acquired in business combinations, referred to as purchased intangible assets, are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to business combinations and the patent license were as follows (dollar amounts in thousands):

	March 31, 2013
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$7,477	$1,763
Subtotal purchased intangible assets		9,240	7,477	1,763
Patent license	7	780	139	641
Total		$10,020	$7,616	$2,404

	December 31, 2012
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$7,255	$1,985
Customer relationships	3	390	390	—
Subtotal purchased intangible assets		9,630	7,645	1,985
Patent license	7	780	111	669
Total		$10,410	$7,756	$2,654

The related amortization expense was $0.3 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. Amortization expense has been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.  The estimated aggregate amortization expense to be recognized in future years is approximately $0.8 million for the remainder of 2013, $1.0 million for 2014, $0.3 million for 2015 and $0.1 million annually for 2016 through 2018.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of March 31, 2013 and 2012, stock awards to purchase approximately 9,970,000 and 11,546,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income and expense, net in the condensed consolidated statements of operations and comprehensive loss.  All amounts recorded in the three months ended March 31, 2013 and 2012 are not considered significant.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were as follows (in thousands):

	March 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$5,279	$—	$—	$5,279
Short-term investments:
U.S. government debt securities	$10,888	$6	$—	$10,894
Corporate notes	11,190	16	(1)	11,205
Certificates of deposit	3,080	2	(1)	3,081
Total short-term investments	$25,158	$24	$(2)	$25,180
Long-term investments:
U.S. government debt securities	$4,507	$—	$(2)	$4,505
Corporate notes	2,109	—	(6)	2,103
Certificates of deposit	240	1	—	241
Total long-term investments	$6,856	$1	$(8)	$6,849

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$2,529	$—	$—	$2,529
Short-term investments:
U.S. government debt securities	$15,852	$6	$(2)	$15,856
Corporate notes	14,471	8	(4)	14,475
Certificates of deposit	467	—	—	467
Total short-term investments	$30,790	$14	$(6)	$30,798
Long-term investments:
U.S. government debt securities	$6,330	$2	$—	$6,332
Corporate notes	1,050	1	—	1,051
Total long-term investments	$7,380	$3	$—	$7,383

As of March 31, 2013 and December 31, 2012, all of the available-for-sale securities with unrealized losses were in a loss position for less than 12 months.  Total fair value of available-for-sale securities with unrealized losses was $10.9 million at March 31, 2013.

Cost and fair value of investments based on two maturity groups were as follows (in thousands):

	March 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$25,158	$24	$(2)	$25,180
Due in 1-2 years	6,856	1	(8)	6,849
Total	$32,014	$25	$(10)	$32,029

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$30,790	$14	$(6)	$30,798
Due in 1-2 years	7,380	3	—	7,383
Total	$38,170	$17	$(6)	$38,181

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,159	$1,159	$—	$—
Certificates of deposit	3,802	—	3,802	—
Corporate notes	13,308	—	13,308	—
U.S. government debt securities	17,630	—	17,630	—
Total assets	$35,899	$1,159	$34,740	$—

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,407	$1,407	$—	$—
U.S. government debt securities	22,289	—	22,289	—
Corporate notes	16,226	—	16,226	—
Certificates of deposit	467	—	467	—
Total assets	$40,389	$1,407	$38,982	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2013 and 2012.  As of March 31, 2013 and December 31, 2012, the Company had no Level 3 financial assets or financial liabilities measured at fair value on a recurring basis.

Note 3:        Sale of I/O Technology

In March 2012, the Company entered into an asset purchase agreement for the sale of a portion of its intellectual property pertaining to its high-speed serial I/O technology for a gain of approximately $4.3 million. As part of the agreement, the Company provided certain technology transfer support services, and 15 employees of the Company’s India subsidiary accepted employment with the purchaser. The Company received approximately $2.2 million, net of transaction costs, in cash upon execution of the agreement. The agreement provided for an additional $1.9 million (the “Holdback”) to be paid upon providing technology transfer support services, achievement of certain contractually agreed-upon development milestones and expiration of an indemnification period.  In July 2012 and March 2013, $1.3 million and $0.6 million, respectively, of the Holdback payment was received, and no further amounts are due to the Company.  These amounts have been recorded as gains on sale of assets and reductions of operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2013 or 2012 related to these indemnifications.

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

Note 5. Business Segments and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business.  Net revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

The Company recognized net revenue from customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Japan	$534	$394
Taiwan	448	437
United States	348	581
Rest of Asia	5	—
Europe	—	12
Total net revenue	$1,335	$1,424

Customers who accounted for at least 10% of total net revenue were as follows:

	Three Months Ended March 31,
	2013	2012
Customer A	33%	30%
Customer B	14%	*
Customer C	13%	26%
Customer D	11%	17%

*Represents less than 10%

Two customers accounted for 100% of net accounts receivable at March 31, 2013. Three customers accounted for 100% of net accounts receivable at December 31, 2012.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is currently under tax examination in India.  The 2003 through 2012 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As of March 31, 2013, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The Company recorded approximately $0.9 million and $1.0 million of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively. The expense relating to stock-based awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of March 31, 2013 was $4.6 million and is expected to be recognized as expense over a weighted average period of approximately 2.58 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three months ended March 31, 2013 and 2012, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Common Stock Options and Restricted Stock

A summary of the option activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and 2010 Equity Incentive Plan (2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2012	1,265	6,872	$4.05
Additional shares authorized under the 2010 Plan	500	—	—
Options granted	(176)	176	$3.48
Options cancelled	471	(471)	$5.48
Options exercised	—	(169)	$2.80
Options expired	(378)	—	5.78
Balance at March 31, 2013	1,682	6,408	$3.97

The Company also has awarded options to new employees outside of the Plans and may continue to do so, as material inducements to the acceptance of employment with the Company, as permitted under the Listing Rules of the Nasdaq Stock Market. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or, below a specified share level, by an authorized executive officer.

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2012	3,358	$4.29
Granted	151	$4.21
Cancelled	(1)	$1.50
Exercised	(94)	$1.55
Balance at March 31, 2013	3,414	$4.37

The following table summarizes significant ranges of outstanding and exercisable options and inducement grants as of March 31, 2013 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.50 - $3.09	2,504	3.56	$2.36	$5,887	1,368	2.60	$1.94	$3,786
$3.10 - $3.86	2,476	4.56	$3.55	2,861	1,014	3.98	$3.64	1,081
$3.87 - $5.61	3,550	2.40	$4.83	776	2,970	2.03	$4.94	523
$5.62 - $9.81	1,292	2.73	$6.56	—	901	2.15	$6.80	—
	9,822	3.29	$4.11	$9,524	6,253	2.49	$4.34	$5,390

As of March 31, 2013, the Company had 9.2 million shares subject to outstanding options fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 3.16 years, weighted average exercise price of $4.14 and aggregate intrinsic value of $8.8 million.

The total fair value of shares subject to outstanding options vested during the three months ended March 31, 2013 and 2012 calculated using the Black-Scholes valuation method was $0.8 million and $0.5 million, respectively. The total intrinsic value of employee stock options exercised during the three months ended March 31, 2013 and 2012 was $0.4 million and $0.3 million, respectively.

Options to purchase 6.3 million and 6.7 million shares with weighted average exercise prices of $4.34 and $4.27 per share were exercisable at March 31, 2013 and 2012, respectively.

Valuation Assumptions

The fair value of the Company’s share-based payment awards for the three months ended March 31, 2013 and 2012 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Three Months Ended March 31,
Employee stock options:	2013	2012
Risk-free interest rate	0.6%	0.7% - 0.8%
Volatility	58.5% - 59.1%	66.8%
Expected life (years)	4.0	4.0
Dividend yield	0%	0%

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

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. On September 1, 2010, the Company commenced the first offering period under the ESPP. On February 28, 2013, approximately 147,000 shares of common stock were issued at an aggregate purchase price of $426,000 under the ESPP.  As of March 31, 2013, there were approximately 1,189,000 shares authorized and unissued under the ESPP.

Note 8. Related Party Transactions

In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (Credo), a privately-funded fabless semiconductor company, to develop, market and sell integrated circuits. Two of the Company’s executive officers are investors in Credo. The agreement calls for the Company to pay approximately $1.4 million to Credo upon Credo achieving certain development and verification milestones towards the development of IC products and provides the Company with exclusive sales and marketing rights for such IC products. In 2012, Credo achieved a number of the milestones set forth in the agreement, including delivery of the IC design to its foundry for tape-out and receipt of first silicon. As a result of the milestone achievements, the Company paid Credo $1.1 million, which the Company recorded as research and development expense. As of March 31, 2013, $0.4 million is included as a current liability. The first $1.2 million of gross profits generated by the sale of these integrated circuits will be retained by the Company. Thereafter, the gross profits will be shared equally by the two companies.  In March 2013, the Company announced the availability of prototype samples of the LineSpeed Gearbox product developed pursuant to the strategic development and marketing agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2013 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in Risk Factors and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2012. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

Our strategy and primary business objective is to become a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Our technology delivers time-to-market, performance, power and economic benefits for system original equipment manufacturers, or OEMs. We have developed a family of ICs, called Bandwidth Engine, which combines our proprietary 1T-SRAM high-density embedded memory and high-speed 10 Gigabits per second, or Gbps, serial interface, or SerDes, I/O, with our intelligent access technology and a highly efficient interface protocol. In March 2013, we announced another IC product line under the “LineSpeed Gearbox” product name.  LineSpeed Gearbox ICs are non-memory based SerDes devices with gearbox functionality to convert lanes of data received on line cards into different configurations. We developed this product under a strategic development and marketing agreement with Credo Semiconductor Ltd., or Credo.  Under this agreement, the first $1.2 million of gross profits generated by us or Credo from the sale of this product will be paid to us as reimbursement of the development costs.  Thereafter, all gross profits from the sale of this LineSpeed Gearbox product worldwide will be shared equally by Credo and us.  Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and serial I/O used in advanced systems-on-chips, or SoCs.

Since the beginning of 2010, we have invested an increasing amount of our research and development resources towards development of our ICs. Our future success and ability to achieve and maintain profitability will be dependent on the marketing and sales of our IC products into networking, communications and other markets requiring high performance. During 2011, we began placing less emphasis on IP licensing and deploying more resources towards our IC product development and marketing efforts. We have been focused on monetizing our IP portfolio to fund the change in our business. Towards this end, we have completed asset sales for proceeds of approximately $39.3 million, including our December 2011 patent sale and March 2012 SerDes technology sale. We are using the proceeds from these sales to partially fund our investment in our IC products. We still maintain a large patent portfolio with over 100 patents granted and more in process.

Historically, our primary business has been defining, designing, marketing and licensing differentiated embedded memory and high-speed parallel and serial interface IP for advanced SoCs designs. Revenue from IP licensing and royalties represented the majority of our revenues for 2012, and we expect revenue from IP licensing and royalties to represent a significant portion of our revenues in 2013. As a result of our reduced licensing activities, we expect our licensing and royalty revenue to decrease in future periods. To date, we have not generated significant revenue from sales of our IC products.  Our expectation is that over time our revenue will transition from primarily licensing and royalty to predominately IC product sales.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012.  As of March 31, 2013, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue.

	Three Months Ended March 31,		Year-Over-Year Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Licensing and other	$249	$221	$28	13%
Percentage of total net revenue	19%	16%

Licensing and other revenue increased for the three months ended March 31, 2013, compared with the same period of 2012, primarily due to revenue related to our IC product sales. We did not execute any new license agreements in the first quarter of 2013, and we do not expect to enter into new license agreements during the remainder of 2013.  Revenue from the sale of our IC products was included in this line item, and was not considered significant for the three months ended March 31, 2013.

	Three Months Ended March 31,		Year-Over-Year Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Royalty	$1,086	$1,203	$(117)	(10)%
Percentage of total net revenue	81%	84%

Royalty revenue decreased for the three months ended March 31, 2013, compared with the same period of 2012, primarily due to a decrease in shipments by an IDM licensee whose product is used in the Nintendo Wii® game console and a decrease in royalties received from a fabless semiconductor company, partially offset by royalties received from an IDM licensee.

Cost of Net Revenue and Gross Profit.

	Three Months Ended March 31,		Year-Over-Year Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Cost of net revenue	$19	$57	$(38)	(67)%
Percentage of total net revenue	1%	4%

	Three Months Ended March 31,		Year-Over-Year Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Gross profit	$1,316	$1,367	$(51)	(4)%
Percentage of total net revenue	99%	96%

Cost of net revenue consists of personnel and related overhead allocation costs for engineers assigned to revenue-generating licensing arrangements and direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased for the three months ended March 31, 2013, compared with the same period of 2012 primarily due to the lack of new licensing agreements and limited engineering services required on existing contracts.  Cost of net revenue included stock-based compensation expense of $2,000 and $8,000 for the three months ended March 31, 2013 and 2012, respectively.

Gross profit decreased for the three months ended March 31, 2013, compared with the same period of 2012 primarily due to the decrease in our royalty revenue.  Gross margin percentage increased to 99% for the three months ended March 31, 2013 from 96% in the same quarter of the prior year primarily due to less engineering services required on existing contracts.

Research and Development.

	Three Months Ended March 31,		Year-Over-Year Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Research and development	$5,320	$7,506	$(2,186)	(29)%
Percentage of total net revenue	399%	527%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The $2.2 million decrease for the three months ended March 31, 2013, compared with the same period a year ago, was primarily due to decreases in personnel-related costs resulting from lower headcount, amortization costs related to intangible assets, development costs our Bandwidth Engine and LineSpeed Gearbox IC products and stock-based compensation charges.

Research and development expenses included stock-based compensation expense of $0.6 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.

Selling, General and Administrative.

	Three Months Ended March 31,		Year-Over-Year Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Selling, general and administrative	$1,623	$2,926	$(1,303)	(45)%
Percentage of total net revenue	122%	205%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The $1.3 million decrease for the three months ended March 31, 2013, compared with the same period a year ago, was primarily due to a $0.6 million arbitration judgment and related legal fees incurred in the first quarter of 2012 and lower personnel-related costs in the first quarter of 2013 resulting from lower headcount.

Selling, general and administrative expenses included stock-based compensation expense of $0.3 million for each of the three month periods ended March 31, 2013 and 2012. We expect total selling, general and administrative expenses to remain flat or slightly decrease in absolute dollars.

Other Income and Expense, net.

	Three Months Ended March 31,		Year-Over-Year Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Other income and expense, net	$20	$24	$(4)	(17)%
Percentage of total net revenue	1%	2%

Other income and expense, net primarily consisted of interest income on our investments, which was $35,000 and $40,000 for the three months ended March 31, 2013 and 2012, respectively.  Interest income declined due to lower average investment balances.  Interest income was partially offset by expenses, including foreign exchange transaction losses and other non-operating expenses.

Income Tax Provision.

	Three Months Ended March 31,		Year-Over-Year Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Income tax provision	$20	$30	$(10)	(33)%
Percentage of total net revenue	1%	2%

The provision for the three months ended March 31, 2013 and 2012 was attributable to taxes on earnings of our foreign subsidiaries and branches. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2013, we had cash, cash equivalents and long and short-term investments of $37.3 million and had total working capital of $28.0 million. Our primary capital requirements are to fund working capital, including development of our IC products, and any acquisitions that we make that require cash consideration or expenditures.

Net cash used in operating activities was $5.0 million for the first three months of 2013, which primarily resulted from our net loss of $5.0 million, a gain on sale of assets of $0.6 million and $0.7 million in the net reduction in assets and liabilities, partially offset by non-cash charges, including stock-based compensation expense of $0.9 million and depreciation and amortization expenses of $0.5 million.  The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers and payments to vendors.

Net cash used in operating activities was $6.2 million for the first three months of 2012, which primarily resulted from the net loss of $7.2 million and a $1.9 million gain on the sale of assets, partially offset by non-cash charges consisting of stock-based compensation of $1.0 million, depreciation and amortization of $0.9 million and $0.8 million generated from changes in operating assets and liabilities. The changes in assets and liabilities primarily related to the timing of billing our customers, collection of receivables and payments to vendors.

Net cash provided by investing activities was $6.7 million for the first three months of 2013, and included net amounts transferred to cash and cash equivalents from investments of $6.2 million that did not impact our liquidity and $0.6 million in proceeds from the sale of assets.

Net cash used in investing activities was $25.2 million for the first three months of 2012, and included net amounts transferred from cash to investments of $27.3 million that did not impact our liquidity and $2.2 million in proceeds from the sale of assets.

Our financing activities in the first three months of 2013 and 2012 primarily consisted of proceeds from the exercise of stock options and our employee stock purchase plan.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

We expect our cash expenditures to continue to exceed receipts in 2013 as our revenues will not be sufficient to offset our operating expenses, which include significant research and development expenditures for the expansion and fabrication of our IC products. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future, and also believe that we need to obtain additional capital prior to achieving positive operating cash flows. We have a shelf registration allowing us to sell up to approximately $30 million of our securities from time to time until November 2013. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities under our existing shelf registration statement. There can be no assurance that such additional funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2013 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$5,548	$753	$1,471	$1,502	$1,822
Purchase Commitments	3,337	1,406	1,931	—	—
	$8,885	$2,159	$3,402	$1,502	$1,822

As of March 31, 2013, our purchase commitments were for licenses related to computer-aided design tools payable through 2015.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $35.9 million as of March 31, 2013 and earned an average annual interest rate of approximately 0.3% during the first three months of 2013, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first quarter of 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 12, 2013.

ITEM 6. Exhibits

(a)	Exhibits

	10.23*	Advisor agreement between Registrant and David DeMaria dated January 25, 2013
	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 3, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*Management contract, compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2013		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)