Form 10-K/A
period 2012-12-31
MoSys, Inc.
filed 2013-05-14
CIK 890394

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

As of March 1, 2013, 40,391,414 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement delivered to stockholders in connection with the registrant’s 2013 Annual Meeting of Stockholders to be held on or about June 4, 2013 are incorporated by reference into Part III of the Form 10-K to which this amendment relates.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of MoSys, Inc. (“MoSys,” the “Company,” “we” or “us”) for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission on March 12, 2013 (the “Original Report”).  We are amending Item 11 of Part III to correct certain amounts in the Director Compensation table and the Summary Compensation table included in the definitive proxy statement on Schedule 14A (the “Proxy Statement”) filed by us with the Securities and Exchange Commission on April 15, 2013 and incorporated by reference into the Original Report. The corrected amounts have been underscored in the respective amended tables below.  This Amendment No. 1 does not otherwise modify or update disclosures in the Original Report, or change our previously reported financial statements and other financial disclosures.

DIRECTOR COMPENSATION

The following table summarizes the compensation we paid to our non-employee directors in 2012:

Name	Option Awards ($)(1)(2)	Total ($)
Tommy Eng	17,660	17,660
Chi-Ping Hsu	17,660	17,660
James D. Kupec	35,320	35,320
Stephen L. Domenik	201,668	201,668
Victor K. Lee	219,328	219,328
Carl E. Berg(3)	—	—

(1)                                 Option award amounts reflect the aggregate grant date fair value with respect to stock options granted to the non-employee directors, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the audited consolidated financial statements included in our 2012 Annual Report on Form 10-K. These amounts do not reflect actual compensation earned or to be earned by our non-employee directors. Option award amounts consist of: an option granted to Mr. Eng on July 19, 2012 to purchase 20,000 shares, with a grant date fair value of $17,660; an option granted to Dr. Hsu on July 19, 2012 to purchase 20,000 shares, with a grant date fair value of $17,660; two options granted to Mr. Kupec on July 19, 2012, each to purchase 20,000 shares and each with a grant date fair value of $17,660; two options granted to Mr. Domenik on July 19, 2012, one to purchase 120,000 shares, with a grant date fair value of $184,008, and the other to purchase 20,000 shares, with a grant date fair value of $17,660; and three options granted to Mr. Lee on July 19, 2012, one to purchase 120,000 shares, with a grant date fair value of $184,008, and two options to purchase 20,000 shares, each with a grant date fair value of $17,660.

(2)                                 As of December 31, 2012, our non-employee directors held outstanding options to purchase the following number of shares of our common stock: Tommy Eng, 300,000; Chi-Ping Hsu, 220,000; James D. Kupec, 240,000; Stephen L. Domenik, 140,000 and Victor K. Lee, 160,000.

(3)                                Mr. Berg served on our board of directors through June 4, 2012.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal years 2012, 2011 and 2010 for each of our named executive officers.

Name and principal position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Leonard Perham(2)	2012	147,443	—	—	147,443
Chief Executive Officer & President	2011	191,667	216,300	—	407,967
	2010	200,000	—	—	200,000
James Sullivan(3)	2012	209,625	—	—	209,625
Chief Financial Officer &	2011	198,047	86,120	—	284,167
Vice President of Finance	2010	195,000	233,359	—	428,359
Thomas Riordan(4)	2012	160,000	—	—	160,000
Chief Operating Officer &	2011	100,000	1,765,600	—	1,865,600
Executive Vice President
David DeMaria(5)	2012	220,480	—	49,125	269,605
Vice President of Business Operations	2011	213,767	—	25,314	239,081
	2010	212,000	242,555	43,382	497,937

(1)                                 Option award amounts reflect the aggregate grant date fair value with respect to stock options granted during the years indicated, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the audited consolidated financial statements included in our 2012 Annual Report on Form 10-K filed with the SEC on March 11, 2013. These amounts do not reflect actual compensation earned or to be earned by our named executive officers.

(2)                                 In November 2011, Mr. Perham recommended to the Compensation Committee that his annual base salary be reduced from $200,000 to $150,000 effective November 1, 2011. The Compensation Committee accepted Mr. Perham’s recommendation, and his annual base salary was reduced to $150,000 effective November 1, 2011.

(3)                                 In November 2011, our Compensation Committee increased Mr. Sullivan’s annual base salary to $209,625, retroactive to July 1, 2011.

(4)                                 Mr. Riordan became our chief operating officer and executive vice president in May 2011.

(5)                                 In November 2011, our Compensation Committee increased Mr. DeMaria’s annual base salary to $220,480, retroactive to July 1, 2011. Mr. DeMaria earned the amounts listed for him in the non-equity incentive plan compensation column for performance in 2010, 2011 and 2012 pursuant to sales commission and other sales incentive plans. Mr. DeMaria resigned his employment with us in January 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 2013.

MOSYS, INC.

By:	/s/ LEONARD PERHAM
Leonard Perham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Perham	Chief Executive Officer, President and Director	May 14, 2013
Leonard Perham	(principal executive officer)

/s/ James W. Sullivan	Vice President and Chief Financial Officer (principal financial and accounting officer)	May 14, 2013
James W. Sullivan

*	Director	May 14, 2013
Stephen L. Domenik

*	Director	May 14, 2013
Tommy Eng

*	Director	May 14, 2013
Chi-Ping Hsu

*	Director	May 14, 2013
James D. Kupec

*	Director	May 14, 2013
Victor K. Lee

*By: /s/ James W. Sullivan		May 14, 2013
James W. Sullivan,
Attorney-in-Fact

Exhibit Index

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification