Form 10-Q
period 2013-09-30
MoSys, Inc.
filed 2013-11-08
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, 48,411,904 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
September 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$2,174	$2,529
Short-term investments	33,409	30,798
Accounts receivable, net	54	287
Prepaid expenses and other current assets	1,768	1,362
Total current assets	37,405	34,976

Long-term investments	17,671	7,383
Property and equipment, net	780	1,238
Goodwill	23,134	23,134
Intangible assets, net	1,904	2,654
Other assets	137	149
Total assets	$81,031	$69,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$195	$393
Accrued expenses and other liabilities	1,642	3,947
Deferred revenue	205	481
Total current liabilities	2,042	4,821

Long-term liabilities	208	171

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 48,322 shares and 40,054 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	483	401
Additional paid-in capital	189,657	157,143
Accumulated other comprehensive income (loss)	(8)	11
Accumulated deficit	(111,351)	(93,013)
Total stockholders’ equity	78,781	64,542
Total liabilities and stockholders’ equity	$81,031	$69,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue
Licensing and other	$141	$248	$550	$1,113
Royalty	816	1,079	2,862	3,374
Total net revenue	957	1,327	3,412	4,487

Cost of net revenue
Licensing and other	158	53	254	289
Total cost of net revenue	158	53	254	289

Gross profit	799	1,274	3,158	4,198

Operating expenses
Research and development	6,243	7,026	17,546	21,220
Selling, general and administrative	1,595	1,738	4,678	6,092
Gain on sale of assets	—	(1,435)	(630)	(3,291)
Total operating expenses	7,838	7,329	21,594	24,021

Loss from operations	(7,039)	(6,055)	(18,436)	(19,823)
Other income, net	122	61	166	121

Loss before income taxes	(6,917)	(5,994)	(18,270)	(19,702)
Income tax provision	28	79	68	139

Net loss	$(6,945)	$(6,073)	$(18,338)	$(19,841)

Other comprehensive loss, net of tax:
Net unrealized gains (losses) on available-for-sale securities	51	27	(19)	25
Comprehensive loss	$(6,894)	$(6,046)	$(18,357)	$(19,816)

Net loss per share
Basic and diluted	$(0.14)	$(0.15)	$(0.42)	$(0.51)
Shares used in computing net loss per share
Basic and diluted	48,164	39,299	44,173	38,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(18,338)	$(19,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	730
Stock-based compensation	2,800	2,991
Amortization of intangible assets	750	1,496
Gain on sale of assets	(630)	(3,291)
Other non-cash items	13	(27)
Changes in assets and liabilities:
Accounts receivable	233	968
Prepaid expenses and other assets	(368)	161
Deferred revenue	(276)	(257)
Accounts payable	(198)	(211)
Accrued expenses and other liabilities	(2,268)	(203)
Net cash used in operating activities	(17,717)	(17,484)

Cash flows from investing activities:
Purchases of property and equipment	(120)	(257)
Net proceeds from sale of assets	630	3,437
Proceeds from sales and maturities of marketable securities	40,967	29,175
Purchases of marketable securities	(53,885)	(50,497)
Net cash used in investing activities	(12,408)	(18,142)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,024	3,146
Proceeds from sale of common stock, net of issuance costs	27,746	—
Repurchase of common stock (Note 4)	—	(1,444)
Payments on capital lease obligations	—	(134)
Net cash provided by financing activities	29,770	1,568

Net decrease in cash and cash equivalents	(355)	(34,058)

Cash and cash equivalents at beginning of period	2,529	40,025
Cash and cash equivalents at end of period	$2,174	$5,967

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.

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

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the condensed consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at September 30, 2013 or December 31, 2012.

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

IC products

The Company sells products both directly to customers, as well as through distributors. Revenue from sales directly to customers is generally recognized at the time of shipment. The Company records an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale. IC product revenue and costs relating to sales made through distributors with rights of return and stock rotation are deferred until the distributors sell the product to end customers due to the Company’s inability to estimate future returns and credits to be issued. Distributors are generally able to return up to 10% of their purchases for slow, non-moving or obsolete inventory for credit every six months. At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment. Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand. The associated deferred margin is included in the deferred revenues line item in the condensed consolidated balance sheet. The Company recorded initial IC product revenue in 2012, and a significant reserve for returns has been recorded due to the product’s early stage of testing and deployment in customer systems. IC product revenue was not significant for the three and nine months ended September 30, 2013 and 2012, and has been included in the licensing and other revenue line item in the condensed consolidated statements of operations and comprehensive loss.

Cost of Revenue

Cost of licensing and other revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements.  Maintenance and support typically includes engineering support to assist in the commencement of production of a licensee’s products.

Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company used the market approach to assess impairment in the second step of the analysis, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed step one of the annual impairment test in September 2013, and determined that its goodwill was not impaired.

Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (dollar amounts in thousands):

	September 30, 2013
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$7,921	$1,319
Patent license	7	780	195	585
Total		$10,020	$8,116	$1,904

	December 31, 2012
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$7,255	$1,985
Customer relationships	3	390	390	—
Subtotal purchased intangible assets		9,630	7,645	1,985
Patent license	7	780	111	669
Total		$10,410	$7,756	$2,654

The related amortization expense was $0.3 million for each of the three months ended September 30, 2013 and 2012. The related amortization expense was $0.8 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense has been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.  The estimated aggregate amortization expense to be recognized in future years is approximately $0.3 million for the remainder of 2013, $1.0 million for 2014, $0.3 million for 2015 and $0.1 million annually for 2016 through 2018.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of September 30, 2013 and 2012, stock awards to purchase approximately 10,662,000 and 10,990,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the condensed consolidated statements of operations and comprehensive loss.

Note 2. Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were as follows (in thousands):

	September 30, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$2,174	$—	$—	$2,174
Short-term investments:
U.S. government debt securities	$20,753	$12	$(3)	$20,762
Corporate notes	7,643	2	(1)	7,644
Certificates of deposit	5,005	1	(3)	5,003
Total short-term investments	$33,401	$15	$(7)	$33,409
Long-term investments:
U.S. government debt securities	$5,220	$3	$(1)	$5,222
Corporate notes	10,307	1	(13)	10,295
Certificates of deposit	2,160	1	(7)	2,154
Total long-term investments	$17,687	$5	$(21)	$17,671

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$2,529	$—	$—	$2,529
Short-term investments:
U.S. government debt securities	$15,852	$6	$(2)	$15,856
Corporate notes	14,471	8	(4)	14,475
Certificates of deposit	467	—	—	467
Total short-term investments	$30,790	$14	$(6)	$30,798
Long-term investments:
U.S. government debt securities	$6,330	$2	$—	$6,332
Corporate notes	1,050	1	—	1,051
Total long-term investments	$7,380	$3	$—	$7,383

The estimated fair values of available-for-sale securities with unrealized losses were as follows (in thousands):

	September 30, 2013
	Cost	Unrealized Losses	Fair Value
Short-term investments:
U.S. government debt securities	$2,041	$(3)	$2,038
Corporate notes	3,270	(1)	3,269
Certificates of deposit	3,320	(3)	3,317
Total short-term investments	$8,631	$(7)	$8,624
Long-term investments:
U.S. government debt securities	$3,758	$(1)	$3,757
Corporate notes	9,286	(13)	9,273
Certificates of deposit	1,680	(7)	1,673
Total long-term investments	$14,724	$(21)	$14,703

	December 31, 2012
	Cost	Unrealized Losses	Fair Value
Short-term investments:
U.S. government debt securities	$2,546	$(2)	$2,544
Corporate notes	5,668	(4)	5,664
Total short-term investments	$8,214	$(6)	$8,208

As of September 30, 2013 and December 31, 2012, all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months.

Cost and fair value of investments based on two maturity groups were as follows (in thousands):

	September 30, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$33,401	$15	$(7)	$33,409
Due in 1-2 years	17,687	5	(21)	17,671
Total	$51,088	$20	$(28)	$51,080

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$30,790	$14	$(6)	$30,798
Due in 1-2 years	7,380	3	—	7,383
Total	$38,170	$17	$(6)	$38,181

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,682	$1,682	$—	$—
Certificates of deposit	7,397	—	7,397	—
Corporate notes	17,939	—	17,939	—
U.S. government debt securities	25,984	—	25,984	—
Total assets	$53,002	$1,682	$51,320	$—

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,407	$1,407	$—	$—
U.S. government debt securities	22,289	—	22,289	—
Corporate notes	16,226	—	16,226	—
Certificates of deposit	467	—	467	—
Total assets	$40,389	$1,407	$38,982	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, the Company had no Level 3 financial assets or financial liabilities measured at fair value on a recurring basis.

Note 3: Sale of I/O Technology

In March 2012, the Company entered into an asset purchase agreement for the sale of a portion of its intellectual property pertaining to its high-speed serial I/O technology for a gain of approximately $4.3 million. As part of the agreement, the Company provided certain technology transfer support services, and 15 employees of the Company’s India subsidiary accepted employment with the purchaser. The Company received approximately $2.2 million, net of transaction costs, in cash upon execution of the agreement. The agreement provided for an additional $1.9 million (the “Holdback”) to be paid upon providing technology transfer support services, achievement of certain contractually agreed-upon development milestones and expiration of an indemnification period.  In July 2012 and March 2013, $1.3 million and $0.6 million, respectively, of Holdback payments were received, and no further amounts are due to the Company.  These amounts have been recorded as gains on sale of assets and reductions of operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 4. Commitments and Contingencies

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2013 or 2012 related to these indemnifications.

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

The Company recognized net revenue from customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Taiwan	$375	$473	$1,422	$1,244
North America	349	600	1,007	2,217
Japan	217	247	956	940
Rest of Asia	16	—	27	—
Europe	—	7	—	86
Total net revenue	$957	$1,327	$3,412	$4,487

Customers who accounted for at least 10% of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Customer A	39%	36%	41%	27%
Customer B	13%	34%	12%	32%
Customer C	11%	*	*	*

*Represents percentages less than 10%

Two customers accounted for 100% of net accounts receivable at September 30, 2013. Three customers accounted for 100% of net accounts receivable at December 31, 2012.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is currently under tax examination in India.  The 2003 through 2012 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As of September 30, 2013, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The Company recorded $1.0 million and $0.9 million of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively. The Company recorded $2.8 million and $3.0 million of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively. The expense relating to stock-based awards is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of September 30, 2013 was $6.1 million and is expected to be recognized as expense over a weighted average period of approximately 2.69 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and nine months ended September 30, 2013 and 2012, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Common Stock Options and Restricted Stock

A summary of the option activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and 2010 Equity Incentive Plan (2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2012	1,265	6,872	$4.05
Additional shares authorized under the 2010 Plan	500	—	—
Options granted	(176)	176	$3.48
Options cancelled	471	(471)	$5.48
Options exercised	—	(169)	$2.80
Options expired	(378)	—	5.78
Balance at March 31, 2013	1,682	6,408	$3.97
Options granted	(1,140)	1,140	$4.46
Restricted stock units granted	(35)	—	$—
Options cancelled	113	(113)	$7.04
Options exercised	—	(69)	$3.34
Options expired	(91)	—	7.85
Balance at June 30, 2013	529	7,366	$3.98
Options granted	(228)	228	$3.98
Options cancelled	469	(469)	$6.15
Options exercised	—	(117)	$2.66
Options expired	(350)	—	6.80
Balance at September 30, 2013	420	7,008	$3.88

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

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2012	3,358	$4.29
Granted	151	$4.21
Cancelled	(1)	$1.50
Exercised	(94)	$1.55
Balance at March 31, 2013	3,414	$4.37
Exercised	(31)	$1.54
Balance at June 30, 2013	3,383	$4.39
Granted	136	$3.59
Exercised	(32)	$1.54
Balance at September 30, 2013	3,487	$4.39

A summary of restricted stock unit activity under the Plans is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at March 31, 2013	—	$—
Restricted stock units granted	35	$4.46
Non-vested shares at June 30, 2013	35	$4.46
Vested	(8)	$4.46
Non-vested shares at September 30, 2013	27	$4.46

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2013 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.50 - $3.23	3,009	3.47	$2.57	$3,459	1,874	2.77	$2.25	$2,749
$3.24 - $4.25	2,771	4.16	$3.80	186	1,514	3.40	$3.84	76
$4.26 - $5.61	3,759	3.95	$4.90	—	2,545	1.75	$5.10	—
$5.62 - $9.00	956	3.07	$6.07	—	662	2.84	$6.10	—
	10,495	3.79	$4.05	$3,645	6,595	2.53	$4.10	$2,825

As of September 30, 2013, the Company had 9.9 million shares subject to outstanding options fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 3.63 years, weighted average exercise price of $4.06 and aggregate intrinsic value of $3.5 million.

The total fair value of shares subject to outstanding options vested during the nine months ended September 30, 2013 and 2012 calculated using the Black-Scholes valuation method was $2.5 million and $1.7 million, respectively. The total intrinsic value of employee stock options exercised during the nine months ended September 30, 2013 and 2012 was $0.8 million and $2.3 million, respectively.

Options to purchase 6.2 million shares with a weighted average exercise price of $4.43 per share were exercisable at September 30, 2012.

Valuation Assumptions and Expense Information

The fair value of the Company’s share-based payment awards for the three and nine months ended September 30, 2013 and 2012 was estimated on the grant date using a Black-Scholes valuation option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee stock options:	2013	2012	2013	2012
Risk-free interest rate	1.0% - 1.7%	0.2% - 0.6%	0.5% – 1.7%	0.2% – 0.8%
Volatility	57.7% – 62.9%	65.2% – 73.1%	57.7% – 62.9%	65.2% – 73.1%
Expected life (years)	4.0-5.0	4.0	4.0-5.0	4.0
Dividend yield	0%	0%	0%	0%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the historical volatility of the Company’s stock price over the expected term of the options. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends and has no intention to pay dividends in the near future.

The stock-based compensation expense recorded is adjusted based on estimated forfeiture rates. An annualized forfeiture rate has been used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. On September 1, 2010, the Company commenced the first offering period under the ESPP. On February 28, 2013, approximately 147,000 shares of common stock were issued at an aggregate purchase price of $426,000 under the ESPP.  On August 30, 2013, approximately 128,000 shares of common stock were issued at an aggregate purchase price of $381,000 under the ESPP.  As of September 30, 2013, there were approximately 1,061,000 shares authorized and unissued under the ESPP.

Note 8. Stockholder’s Equity

In the second quarter of 2013, the Company completed a public offering and issued approximately 7.5 million shares of its common stock for approximately $27.7 million in net proceeds.  The Company’s chief executive officer purchased 250,000 shares at the public offering price.

Note 9. Related Party Transactions

In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (Credo), a privately-funded, fabless semiconductor company, to develop, market and sell integrated circuits. Two of the Company’s executive officers between them loaned a total of $250,000 to Credo for a portion of the seed funding needed by Credo to commence its integrated circuit design efforts.  These loans may be converted into minority equity interests in Credo. The agreement calls for the Company to pay approximately $1.4 million to Credo upon Credo achieving certain development and verification milestones towards the development of IC products and provides the Company with exclusive sales and marketing rights for such IC products. In 2012, Credo achieved a number of the milestones set forth in the agreement, and the Company paid Credo $1.1 million. In the first nine months of 2013, the Company paid Credo an additional $1.2 million for achievement of additional development milestones, as well as for mask costs and wafer purchases from third-party vendors.  All amounts incurred have been recorded as research and development expense.  As of September 30, 2013, the first $1.9 million of gross profits generated by the sale of these integrated circuits will be retained by the Company, and, thereafter, the gross profits will be shared equally.  In the first half of 2013, the Company announced the availability of prototype samples of the LineSpeed products developed pursuant to the strategic development and marketing agreement.  In October 2013, the Company agreed to pay Credo an additional $0.6 million for further product development work.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2013 as amended by a Form 10-K/A, which we filed on May 14, 2013 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in Risk Factors and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2012. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

Our strategy and primary business objective is to become a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Our technology delivers time-to-market, performance, power and economic benefits for system original equipment manufacturers, or OEMs. We have developed a family of ICs, called Bandwidth Engine®, which combines our proprietary 1T-SRAM® high-density embedded memory and high-speed serial interface, or SerDes, I/O, with our intelligent access technology and a highly efficient interface protocol. In March 2013, we announced another IC product line under the LineSpeed™ product name.  LineSpeed ICs are non-memory, high-speed SerDes I/O devices with gearbox and retimer functionality, which convert lanes of data received on line cards into different configurations and/or ensure signal integrity. Certain LineSpeed products have been developed under a strategic development and marketing agreement with Credo Semiconductor Ltd., or Credo.  For those products developed by Credo, the first $1.9 million of gross profits generated by us from the sale of these products will be retained by us as reimbursement of the development costs. Thereafter, all gross profits from the sale of the Credo-developed products worldwide will be shared equally by Credo and us.

Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and SerDes I/O used in advanced systems-on-chips, or SoCs. Since the beginning of 2010, we have invested an increasing amount of our research and development resources towards development of our IC products. Our future success and ability to achieve and maintain profitability will be dependent on the manufacturing, marketing and sales of our IC products into networking, communications and other end-customer applications markets requiring high performance. During 2011, we began placing less emphasis on IP licensing and deploying more resources towards our IC product development and marketing efforts. We have been focused on monetizing our IP portfolio to fund the change in our business. Towards this end, we have completed asset sales for proceeds of approximately $39.3 million, including our December 2011 patent sale and March 2012 SerDes technology sale. We are using the proceeds from these sales to partially fund our investment in our IC products. We still maintain a large patent portfolio with over 100 patents granted and pending with more in process.

Revenue from IP licensing and royalties represented the majority of our revenues for 2012, and we expect revenue from IP licensing and royalties to continue to represent the majority of our revenues for 2013. As a result of our reduced licensing activities, we expect our licensing and royalty revenue to decrease in future periods. Our expectation is that over time our revenue will transition from primarily licensing and royalty to predominately IC product sales. To date, we have not generated significant revenue from sales of our IC products.  We are currently supporting existing design-win customers and actively pursuing additional design wins for the use of our ICs in networking and communication equipment. We have established initial pricing of our IC products ordered to date, but longer-term volume prices will be subject to negotiations with our customers and may vary substantially from these initial prices. Based on our current expense levels and assumptions about future IC product revenue, we believe we would need IC product revenues of approximately $14 million per quarter to achieve positive cash flows. However, this is only an estimate and is subject to potentially significant changes in our future operations and material variations in IC product shipment volumes, product pricing, operating expense levels and other future expenditures, as described below under “—Liquidity and Capital Resources; Changes in Financial Condition.”

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012.  As of September 30, 2013, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue.

	September 30,		Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Licensing and other — three months ended	$141	$248	$(107)	(43)%
Percentage of total net revenue	15%	19%
Licensing and other — nine months ended	$550	$1,113	$(563)	(51)%
Percentage of total net revenue	16%	25%

Licensing and other revenue decreased for the three and nine months ended September 30, 2013, compared with the same periods of 2012, primarily due to the decline in the number and value of license agreements. We did not execute any new license agreements in the first nine months of 2013, and we do not expect to enter into new license agreements during the remainder of 2013. Revenue from the sale of our IC products was included in this line item, and was not considered significant for the three and nine months ended September 30, 2013 and 2012.

	September 30,		Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Royalty — three months ended	$816	$1,079	$(263)	(24)%
Percentage of total net revenue	85%	81%
Royalty — nine months ended	$2,862	$3,374	$(512)	(15)%
Percentage of total net revenue	84%	75%

Royalty revenue decreased for the three months ended September 30, 2013, compared with the same period of 2012, primarily due to a decrease in shipments by fabless semiconductor companies that incorporate our licensed IP and royalties received from a major foundry partner.  Royalties decreased for the nine months ended September 30, 2013, compared with the same period of 2012, primarily due to a decrease in shipments by fabless semiconductor companies that incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

September 30,	Change
2013	2012	2012 to 2013
(dollar amounts in thousands)
Cost of net revenue — three months ended	$158	$53	$105	198%
Percentage of total net revenue	17%	4%
Cost of net revenue — nine months ended	$254	$289	$(35)	(12)%
Percentage of total net revenue	7%	6%

	September 30,		Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Gross profit — three months ended	$799	$1,274	$(475)	(37)%
Percentage of total net revenue	83%	96%
Gross profit — nine months ended	$3,158	$4,198	$(1,040)	(25)%
Percentage of total net revenue	93%	94%

Cost of net revenue consists of personnel and related overhead allocation costs for engineers assigned to revenue-generating licensing arrangements and direct and indirect costs related to the sale of IC products.

Cost of net revenue increased for the three months ended September 30, 2013, compared with the same periods of 2012, primarily due to an increase in IC material and testing costs.  Cost of net revenue decreased for the nine months ended September 30, 2013, compared with the same period of 2012, primarily due to the lack of new licensing agreements and limited engineering services required on existing contracts, partially offset by an increase in IC material, testing and reserve costs, which resulted in negative IC gross margins.  Cost of net revenue included stock-based compensation expense of $3,000 for the three months ended September 30, 2012, and $7,000 and $49,000 for the nine months ended September 30, 2013 and 2012, respectively.  No stock-based compensation expense was recorded in cost of net revenue during the three months ended September, 30, 2013.

Gross profit decreased for the three and nine months ended September 30, 2013, compared with the same periods of 2012, primarily due to the decrease in our revenue.  Gross margin percentage decreased for the three and nine months ended September 30, 2013, compared with the same periods of 2012, primarily due to the increase in IC material costs.

Research and Development.

	September 30,		Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Research and development — three months ended	$6,243	$7,026	$(783)	(11)%
Percentage of total net revenue	652%	529%
Research and development — nine months ended	$17,546	$21,220	$(3,674)	(17)%
Percentage of total net revenue	514%	473%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The $0.8 million decrease for the three months ended September 30, 2013, compared with the same period a year ago, was primarily due to lower personnel costs resulting from lower headcount coupled with lower computer-aided design, or CAD, software tools costs.

Research and development expenses included stock-based compensation expense of $0.6 million for each of the three months ended September 30, 2013 and 2012.

The $3.7 million decrease for the nine months ended September 30, 2013, compared with the same period a year ago, was primarily due to lower personnel costs resulting from lower headcount, reduced amortization costs related to intangible assets and lower CAD software tools costs, partially offset by increased consulting costs incurred for engineering design services.

Research and development expenses included stock-based compensation expense of $1.9 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Selling, General and Administrative (SG&A).

	September 30,		Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
SG&A — three months ended	$1,595	$1,738	$(143)	(8)%
Percentage of total net revenue	167%	131%
SG&A — nine months ended	$4,678	$6,092	$(1,414)	(23)%
Percentage of total net revenue	137%	136%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

Selling, general and administrative expenses decreased $0.1 million for the three months ended September 30, 2013, compared with the same period a year ago, as a result of lower personnel and legal costs.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were 23% lower, compared with the same period a year ago, primarily because the comparable period of 2012 included a $0.6 million arbitration judgment and related legal fees incurred in the first quarter of 2012, as well as lower personnel costs.

Selling, general and administrative expenses included stock-based compensation expense of $0.3 million for each of the three months ended September 30, 2013 and 2012. Selling, general and administrative expenses included stock-based compensation expense of $0.9 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.

We expect total selling, general and administrative expenses to increase in absolute dollars in the fourth quarter of 2013 compared to the third quarter as year-end compliance costs are incurred.

Other Income, net.

	September 30,		Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Other income, net — three months ended	$122	$61	$61	100%
Percentage of total net revenue	13%	5%
Other income, net — nine months ended	$166	$121	$45	37%
Percentage of total net revenue	5%	3%

Other income, net primarily consisted of interest income on our investments, offset by foreign exchange transaction losses and other non-operating items.

Income Tax Provision.

	September 30,		Change
	2013	2012	2012 to 2013
	(dollar amounts in thousands)
Income tax provision — three months ended	$28	$79	$(51)	(65)%
Percentage of total net revenue	3%	6%
Income tax provision — nine months ended	$68	$139	$(71)	(51)%
Percentage of total net revenue	2%	3%

The provision for the three and nine months ended September 30, 2013 and 2012 was attributable to taxes on earnings of our foreign subsidiaries and branches. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2013, we had cash, cash equivalents and short and long-term investments of $53.3 million and had total working capital of $35.4 million.  In the second quarter of 2013, we recorded $27.7 million in net proceeds from the sale of 7.5 million shares of our common stock in a public offering. Our primary capital requirements are to fund working capital, including development of our IC products, and any acquisitions that we make that require cash considerations or expenditures.

Net cash used in operating activities was $17.7 million for the first nine months of 2013, which primarily resulted from the net loss of $18.3 million, a gain on sale of assets of $0.6 million and $2.9 million in the net reduction of assets and liabilities, partially offset by non-cash charges, including stock-based compensation expense of $2.8 million and depreciation and amortization expenses of $1.3 million.  The changes in assets and liabilities primarily related to the timing of payments to vendors.

Net cash used in operating activities was $17.5 million for the first nine months of 2012, which primarily resulted from the net loss of $19.8 million, which was partially offset by the $3.3 million gain on the sale of assets and adjusted for non-cash charges consisting of stock-based compensation of $3.0 million and depreciation and amortization of $2.2 million.  The changes in assets and liabilities primarily related to the timing of billing our customers, collection of receivables and payments to vendors.

Net cash used in investing activities was $12.4 million for the first nine months of 2013, and included net amounts transferred from cash and cash equivalents to investments of $12.9 million, which did not impact our liquidity, and $0.1 million for purchases of fixed assets, partially offset by $0.6 million in proceeds from the sale of assets.

Net cash used in investing activities of $18.1 million for the first nine months of 2012 included net amounts transferred from cash to marketable securities of $21.3 million that did not impact our liquidity and $3.4 million in net proceeds from the sale of SerDes technology in March 2012.

Our proceeds from financing activities for the first nine months of 2013 of $29.8 million consisted of net proceeds received from the sale of common stock though a public offering and proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan.  Our financing activities for the first nine months of 2012 consisted of proceeds from the exercise of stock options and sales under our employee stock purchase plan, offset by a payment made to repurchase shares of common stock to comply with an arbitration judgment.

Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including:

•                  level of revenue;

•                  cost, timing and success of technology development efforts;

•                  fabrication costs, including mask costs of our ICs, currently under development;

•                  variations in manufacturing yields, materials costs and other manufacturing risks;

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

We expect our cash expenditures to continue to exceed receipts in 2013 by $18 million to $20 million, as our revenues will not be sufficient to offset our operating expenses, which include significant research and development expenditures for the expansion and fabrication of our IC products. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future.  There can be no assurance that our capital is sufficient to fund operations until such time as we begin to achieve positive cash flows. We might decide to raise additional capital, and there can be no assurance that such funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Contractual Obligations

The impact that our contractual obligations as of September 30, 2013 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$5,155	$760	$1,449	$1,490	$1,456
Purchase Commitments	6,246	2,690	3,556	—	—
	$11,401	$3,450	$5,005	$1,490	$1,456

As of September 30, 2013, our purchase commitments were for licenses related to computer-aided design software.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $53.0 million as of September 30, 2013 and earned an average annual interest rate of approximately 0.2% during the first nine months of 2013, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the third quarter of 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2013		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.