Form 10-K
period 2013-12-31
MoSys, Inc.
filed 2014-03-14
CIK 890394

Use these links to rapidly review the document

Part IV
MOSYS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year December 31, 2013 or
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

(408) 418-7500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Global Select Market of the NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Series AA Preferred Stock, par value $0.01 per share	None

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2013 was $187,432,524 based upon the last sale price reported for such date on the Global Select Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of March 1, 2014, 49,165,240 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2014 Annual Meeting of Stockholders to be held on or about June 3, 2014 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

        MoSys®,1T-SRAM® and Bandwidth Engine® are registered trademarks of MoSys, Inc. GigaChip™ and LineSpeed™ are trademarks of MoSys, Inc.

Item 1.    Business

Overview

        MoSys, Inc., together with its subsidiaries ("MoSys," the "Company," "we," "our" or "us"), is a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Our technology delivers time-to-market, performance, power and economic benefits for system original equipment manufacturers, or OEMs. We have developed a family of ICs, called Bandwidth Engine, which combines our proprietary 1T-SRAM high-density embedded memory and high-speed 10 gigabits per second, or Gbps, and higher serial interface, or I/O, with our intelligent access technology and a highly efficient interface protocol. As the bandwidth requirements and amount of packet processing increase in high-speed networking systems, critical memory access bottlenecks can occur. Our Bandwidth Engine IC, with its combination of serial I/O, high-speed memory, and efficient, intelligent access, drastically increases memory accesses per second, removing these bottlenecks. In March 2013, we announced another IC product line under the LineSpeed product name. LineSpeed ICs are non-memory, high-speed SerDes I/O devices with gearbox and retimer functionality, which convert lanes of data received on line cards into different configurations and/or ensure signal integrity. These ICs are designed for next-generation ethernet and optical transport network applications. Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and serial I/O used in advanced systems-on-chips, or SoCs. Currently, we are focused on developing differentiated IP-rich IC products and are dedicating substantially all of our research and development, marketing and sales budget to these IC products.

        Our future success and ability to achieve and maintain profitability will be dependent on the marketing and sales of our IC products into networking, communications and other markets requiring high-bandwidth memory access. Since the beginning of 2010, we have invested an increasing amount of our research and development resources towards development of our ICs, and as of the end of 2012 had ceased our efforts to actively market our IP and establish license agreements for customers' new SoC development projects. However, we have made opportunistic sales of some of our IP. For instance, in December 2011, we sold a number of patents in an arrangement that provided $35 million in cash with no equity dilution to the Company and, in March 2012, we sold a portion of our SerDes technology and supporting workforce for approximately $4.3 million.

        Due to the shift in our engineering and research and development focus and the decline in major consumer electronics applications utilizing customized versions of our 1T-SRAM technology, the competitiveness of, and demand for, our IP have declined since the beginning of 2011. While, we expect royalty revenue to continue to represent a significant portion of our revenues in 2014, albeit at a reduced level, we expect our revenue to transition to predominately IC product sales in 2014. To date, we have not generated significant revenue from sales of our IC products, and revenue from IP licensing and royalties represented the majority of our revenues for 2013. We are currently supporting existing design win customers and actively pursuing additional design wins for the use of our ICs in networking and communication equipment. We have established initial pricing of our IC products ordered to date, but longer-term volume prices will be subject to negotiations with our customers and may vary substantially from these initial prices.

Industry Background

        The amount of data being transferred by networking, storage and computing systems is increasing rapidly, primarily driven by the growth of the Internet and demand for real-time processing of bandwidth intensive applications, such as video-on-demand, Internet protocol TV, peer-to-peer and cloud computing, web2.0 applications, 3G/4G wireless, voice-over-Internet protocol, and many others. In order to meet these demands, the network backbone, access, storage and data center infrastructure must scale in bandwidth and processing capability. In addition, system designers face the challenge of increasing the throughput of all subsystems for a variety of applications, such as video games, medical record and imaging transfers, and file sharing. These increased demands strain communication between onboard IC devices, limiting the data throughput in network switches and routers and the network backbone. To meet this demand, carrier and enterprise networks are undergoing significant changes and, most significantly, are migrating to packet-based Ethernet networks that enable higher throughput, lower cost and uniform technology across access, core and metro network infrastructure. These networks are now being designed to deliver voice, video and high-speed Internet access on one converged, efficient and flexible network. These trends require networking systems, especially the high-speed switches and routers that primarily comprise these networks, to comply with evolving market requirements and be capable of providing new services, better quality of service while supporting new protocols and standards. To support these trends, the next generations of networking systems must offer higher levels of packet forwarding rates, bandwidth density and be optimized to enable higher-density, lower power data path connectivity. This in turn necessitates new generations of packet processors and improved memory subsystems to enable system performance in support of these increased demands.

        The OEM companies that produce networking and communications systems include Alcatel-Lucent, Brocade Communications Systems, Inc., Cisco Systems, Inc., Tel. LM Ericsson, Fujitsu Ltd., Hitachi Ltd., Huawei Technologies, Juniper Networks, Inc., Nokia Siemens Networks, and ZTE Corporation, as well as many other smaller suppliers. The networking and communications systems in the network backbone that must operate at higher speed and performance levels include the following types of routers, switches and other appliances: core, carrier Ethernet, edge, metro Ethernet, optical transport and service. In addition, networking and communications systems that sit on the edge of data centers, such as edge routers, aggregation switches and load-balancing and security appliances, must also operate at higher speed and performance levels. These networking and communications systems are typically built as a modular, multi-slot chassis that consists of several line cards with many network ports per line card or as a stand-alone, fixed configuration, flat frame containing multiple network line cards. These systems and their component line cards will generally need to support aggregate rates above 100 Gbps to meet the continued growth in network traffic. The type and number of semiconductors included on the line cards depend on the capacity, port type and target functionality of each card. Several types of semiconductors are included on each line card, including physical interface electronics, one or more packet processors and multiple memory chips. Packet processors are complex ICs developed using field programmable gate arrays, or FPGAs, application-specific integrated circuits, or ASICs, application specific standard products, or ASSPs, or network processing units, or NPUs, that perform high speed processing for functions, such as traffic shaping, metering, billing, statistics, detection and steering. Various types of memory ICs are used in order to facilitate the temporary storage and assist in the analysis and tracking of information embedded within each packet flowing through the processors. After a packet enters the line card through a physical interface, a packet or data processor helps separate the packet into smaller pieces for rapid analysis. Typically, the data is broken up into the packet header, which contains vital information on packet destination and type, such as the internet protocol address and payload, which contains the data being sent. In a basic operation, the packet header is stripped from the packet, and processed separately by the packet processing engine on the line card. The analysis of the packet header must occur at full data rates and typically requires accessing memory ICs many times. Simultaneously, the packet's payload, which may be substantially larger than the packet header, is also stored in memory ICs. Once processing is complete, the packet is re-combined to be sent from the system. Within the line card, communication between the packet processor and memory ICs occurs through either a parallel or serial interface. Combinations of physical pins on each type of chip are grouped together in a parallel or serial architecture to form a pathway, called a bus, through which information is transferred from one IC to the next.

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

        The majority of networking systems sold and in operation today includes line cards that process data at speeds of 10 Gbps to 40 Gbps, supporting many aggregated slower ports. To accommodate the substantial and growing increase in demand for networking communications and applications, networking systems manufacturers are developing and bringing to market next-generation systems that run at aggregate speeds of 100 to 400 Gbps with plans to scale to thousands of Gbps, or Terabits, per second. Another major challenge to system designers is what we call the "memory performance barrier." Processor performance in applications such as computing and networking have continued to nearly double every 18 months, or even sooner, while the performance of memory technology has generally been able to double once every 10 years. Existing memory IC solutions based on parallel I/O architecture easily support speeds up to 40 Gbps, but are not optimal for meeting speeds of 100 Gbps and beyond due to system-level limitations for pin counts, power and performance. Traditional memory solutions currently used on line cards include both dynamic random access memory, or DRAM, and static random access memory, or SRAM, IC solutions. Line cards in networking systems use both specialized, high-performance DRAM ICs, such as reduced-latency DRAM, or RLDRAM, low-latency DRAM, or LLDRAM, and commodity DRAM, such as double data rate, or DDR ICs. In addition, networking systems use higher-performance SRAM ICs such as quad data rate, or QDR SRAM. Substantially all of these DRAM and SRAM memory ICs use parallel interfaces, which are slower than serial interfaces and will be challenged to meet the performance requirements of networking systems greater than 100 Gbps. The result is a gap between processor and memory performance. To meet the higher performance requirements being demanded by the industry, while using current components and architectural approaches, system designers must add more discrete memory ICs to the line cards and/or add more embedded memory on the packet processor. This results in higher cost and power consumption, the use of more space on the line cards and additional communication interference between the ICs, which in turn results in additional bandwidth limitation problems.

        We have developed our Bandwidth Engine and LineSpeed family of ICs to synergistically address the need for high-speed data access and throughput currently confronting networking system designers. We expect our IC products to meet the increasing demands placed on conventional memory technology used on the line cards in high-bandwidth networking systems. We believe that our products and technology are well positioned as replacements for existing IC solutions in order to meet the needs of the next-generation networking systems that will require a large number of packet lookups and to support aggregated rates greater than 100 Gbps. However, we believe that networking and communications systems OEMs typically prefer to extend the use of traditional memory solutions and their parallel interfaces, despite performance and costs challenges and are reluctant to change their technology platforms and adopt new designs and technologies, such as serial interfaces, which are an integral part of our product solutions. Therefore, our principal selling and marketing activities to date have been focused on persuading these OEMs and key component suppliers that our solutions provide critical performance advantages, as well as on securing design wins with them. As of December 31, 2013, we had achieved approximately 20 such design wins, which we define as the point at which a customer has made a commitment to build a board against the fixed schematic for his system, and this board will utilize our ICs. However, there is no assurance that these customer designs will be shipped in volume production to their end customers.

Our Technology

        Our historical business was focused on the licensing of our proprietary 1T-SRAM and SerDes I/O technologies. We leveraged our proprietary IP to design our IC products. The following discussion explains these technologies in further detail.

On-chip Functionality

        A significant performance bottleneck in any network line card is the need to transfer data between discrete ICs. Many of these data-transfer operations are iterative in nature, requiring subsequent, back-to-back accesses of the memory IC by the processor IC. Our Bandwidth Engine ICs have an arithmetic logic unit, or ALU, which enables the Bandwidth Engine IC to perform mathematical operations on data. By moving certain processing functions from the processor IC to the Bandwidth Engine IC through the use of this embedded ALU, the number of I/O transactions is reduced and the processor IC is freed up to perform other networking or micro-processing functions.

High-Performance Interface

        High-speed, efficient I/Os are critical building blocks to meet high data transfer rate requirements for communication between ICs on network line cards. We believe that current networking system requirements necessitate an industry transition from parallel I/O to serial I/O. As a result, semiconductor companies are increasingly turning to serial I/O architectures to achieve needed system performance. For example, high-performance ICs that are sold into wide markets, such as FPGAs and NPUs, are using serial I/Os to ensure they can match the performance of, and compete with ASICs. While SerDes I/Os provide significantly enhanced performance over parallel I/Os, SerDes I/Os have higher power consumption, which is a challenge for IC designers. Our SerDes I/Os are tuned for low-power consumption to meet our customers' stringent power consumption requirements. Using serial I/O, IC developers also are able to reduce pin count (the wired electrical pins that connect an IC to the network line card on which it is mounted) on the IC. With reducing geometries, the size of most high-performance ICs is dictated by the number of pins required, rather than the amount of logic and memory embedded in the chip. As a result, using serial I/O facilitates cost reduction and reduced system power consumption, while improving the performance of both the IC itself and the overall system.

        We make our I/O technologies compliant with industry standards so that they can interoperate with interfaces on existing ICs. In addition, we make them programmable to support multiple data rates, which allows for greater flexibility for the system designer, while lowering their development and validation costs. Interoperability reduces development time, thereby reducing the overall time to market of our customers' ICs.

Analog Design Capabilities

        We have invested in personnel needed to define, design and market high-performance analog IC products. We have built a team of experienced engineers who combine industry expertise with advanced semiconductor design expertise to meet customer requirements and develop new products to bring to market. We intend to leverage these capabilities to achieve new levels of integration, power reduction and performance, enabling our customers to achieve differentiation in their end systems.

GigaChip Interface Protocol

        In addition to the physical characteristics of the serial I/O, the protocol used to transmit data is also an important element that impacts speed and performance. To address this and complement our Bandwidth Engine devices, we have developed the GigaChip Interface, or GCI, which is an open-interface transport protocol optimized for efficient chip-to-chip communications. The GCI electrical interface is compatible with the current industry standard (Common Electrical Interface, release #11, or CEI-11). GCI can enable highly efficient serial chip-to-chip communications, and its transport efficiency averages 90% for the data transfers it handles. GCI is included in our Bandwidth Engine ICs, and we are offering it to customers and prospective partners on terms intended to encourage widespread adoption.

High-Performance and High-Density Memory Architecture

        The high-density of our proprietary 1T-SRAM technologies stems from the use of a single- transistor, or 1T, which is similar to DRAM, with a storage cell for each bit of information. Embedded memory utilizing our 1T-SRAM technologies is typically two to three times denser than the six-transistor storage cells used by traditional SRAM, or 6T-SRAM. Embedded memory utilizing our 1T-SRAM technologies typically provides speeds essentially equal to or greater than the speeds of traditional SRAM and DRAM, particularly for larger memory sizes. Our 1T-SRAM memory designs can sustain random access cycle times of less than three nanoseconds, significantly faster than embedded 6T-SRAM technology. Embedded memory utilizing our 1T-SRAM technologies can consume as little as one-half the active power and generate less heat than traditional SRAM when operating at the same speed. This reduces system level heat dissipation and enables reliable operation using lower cost packaging. The Bandwidth Engine uses our 1T-SRAM high-density memory technology to provide the density of DRAM and the speed of SRAM. The internal multi-bank memory array architecture used in our Bandwidth Engine ICs enables concurrent access operations. We believe that this architecture is also optimized for small algorithmic operations and data transfers, such as packet header analysis.

Carrier and Enterprise Grade Quality and Reliability

        Networking systems providers focused on the carrier and enterprise market have rigid performance and reliability standards that they require their IC vendors to achieve. Our Bandwidth Engine architecture and interface are designed for data robustness and employ end-to-end error checking and correction codes. Although the Bandwidth Engine functions as more than a discrete memory device, the onboard memory array represents a significant portion of the total chip area. Memory-dominated devices require substantially different and more robust testing than non-memory ICs in order to achieve the quality and reliability requirements of advanced networking systems. We have considered these requirements for our target customers and market segments and have incorporated appropriate design and manufacturing performance margins into our Bandwidth Engine IC products. As a result, our first generation Bandwidth Engine ICs passed extensive reliability and life tests required for carrier and enterprise grade qualification certification as part of its release to production. To date, our second generation Bandwidth Engine ICs have substantially passed these tests, and we expect to achieve certification in the first half of 2014.

Our Strategy

        Our primary business objective is to become an IP-rich fabless semiconductor company offering ICs that deliver unparalleled bandwidth performance for next generation networking systems. The key components of the expansion of our strategic plan to become an IC supplier include the following strategies:

Target Large and Growing Markets

        Our initial strategy is to target the multi-billion dollar networking and telecommunications equipment market, and to date, we have secured multiple design wins with networking and telecommunications OEMs. We are engaged with both existing customers and customer prospects, where we are working to achieve design wins, and we refer to these engagements as design-wins-in-progress.

Leverage Technologies to Create New Products

        Our strategy is to combine our proprietary IP and design and applications expertise to address the needs of several upcoming generations of advanced networking systems. We believe an IC combining our 1T-SRAM and serial I/O with logic, such as in an ALU, and other functions can provide a system-level solution and significantly improve overall system performance at lower cost while using less power. Another strategy is to leverage our high-speed serial I/O to create non-memory denominated ICs. To date, we have leveraged our serial I/O and analog design capabilities to bring our initial LineSpeed IC product family to market in 2013.

Expand Adoption of the GigaChip Interface Protocol

        Our goal is for our GCI interface protocol to become an open industry standard that is designed into other ICs in the system, as we believe this will further enable serial communication on network line cards and encourage adoption of our Bandwidth Engine IC products. A number of IC providers have publicly announced their intention to support GCI, including the largest FPGA providers, Altera Corporation and Xilinx, Inc., with whom we work closely to support common customers. In addition, multiple networking systems companies, including actual and prospective customers, have adopted GCI.

Build Long-Term Relationships with Suppliers of Packet Processors

        We believe that having long-term relationships with packet processor providers is critical to our success, as such relationships may enable us to reduce our time-to-market, provide us with a competitive advantage and expand our target markets. A key consideration of network system designers is to demonstrate interoperability between our Bandwidth Engine IC and the packet processors utilized in their systems. To obtain design wins for our Bandwidth Engine IC, we must demonstrate this interoperability, and also show that our IC works optimally with the packet processor to achieve the performance requirements. In addition, packet processor suppliers must adopt our GCI interface. To that end, we have been working closely with FPGA, ASIC and NPU providers, to enable interoperability between our Bandwidth Engine IC products and their high-performance products. To facilitate the acceptance of our Bandwidth Engine ICs, we have made available development and characterization kits for system designers to evaluate and develop code for next-generation networking systems. Our characterization kits are fully-functional hardware platforms that allow FPGA and ASIC providers, and their customers, to demonstrate interoperability of the Bandwidth Engine IC with the ASIC or FPGA the designers use within their networking systems.

Our Products

Bandwidth Engine

        The Bandwidth Engine is a memory-dominated IC that has been designed to be a high-performance companion IC to packet processors. While the Bandwidth Engine primarily functions as a memory device with a high-performance and high-efficiency interface, it also can accelerate certain processing operations by serving as a co-processor element. Our Bandwidth Engine ICs combine: (1) our proprietary high-density, high-speed, low latency embedded memory, (2) our high-speed serial interface technology, or SerDes, (3) an open-standard interface protocol and (4) intelligent access technology. We believe an IC combining our 1T-SRAM memory and serial I/O with logic and other intelligence functions provides a system-level solution and significantly improves overall system performance at lower cost, size and power consumption. Our Bandwidth Engine ICs can provide up to and over 4.5 billion accesses per second, which is more than twice the performance of current memory-based solutions. They also can enable system designers to significantly narrow the gap between processor and memory IC performance. Customers that design Bandwidth Engine ICs onto the line cards in their networking systems will re-architect their systems at the line card level and use our product to replace traditional memory solutions. When compared with existing commercially available solutions, our Bandwidth Engine ICs may:

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

        Our first generation Bandwidth Engine IC contains 576 megabytes, or MB, of memory and uses 10.3 Gbps SerDes I/O technology. Variations of this IC can have up to two interface ports, with up to eight serial receiver and eight serial transmitter lanes per port for a total of 16 lanes of 10.3 Gbps SerDes interface. These ICs include an ALU, which can perform read-modify-write operations. These ICs are tested to meet or exceed the standards for telecommunications carrier-class and enterprise-grade applications.

        We brought our second generation Bandwidth Engine IC family of devices to market in 2013, and we began sampling these devices in mid-2013. These devices operate at up to 480 Gbps using sixteen 15 Gbps SerDes lanes. In addition to a speed improvement of up to 50%, the architecture will enable several family member parts with added specialized features. To date, we have announced three unique devices:

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

LineSpeed

        We brought our first generation of LineSpeed products to market and began sampling in 2013. Our first LineSpeed products consist of single-chip PHY ICs, including a 100G multi-mode gearbox and a 100G Quad retimer. These devices are designed to support 10G, 40G and 100G standards for high-density line cards or modules for next generation ethernet and optical transport network applications. Built using standard CMOS technology, these devices are capable of supporting both short and long reach connections across different specifications. We do not expect to generate significant revenue from our LineSpeed ICs until 2015 or later.

IP Licensing and Distribution

        Historically, we have offered our memory and I/O technologies on a worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships. We licensed our IP technology to semiconductor companies who incorporated our technology into ICs that they sold to their customers. As a result of the change in our corporate strategy, since early 2012, our IP licensing activities have been limited, and we expect this to continue. We intend to avoid future licensing projects that require significant use of our engineering resources, as our engineering personnel are now focused on our IC products. However, during 2013, substantially all of our revenues were generated from licensing and royalties related to our existing licensing arrangements, as we continue to perform and deliver under outstanding license agreements and collect royalties from 1T-SRAM licensees. To date, we have substantially completed our performance obligations under our existing agreements, and we expect licensing and royalty revenues to decline in 2014.

        Customers in North America accounted for 30%, 41% and 39% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Customers in Japan accounted for 27%, 26% and 33% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Customers in Taiwan accounted for 42%, 28% and 23% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Our remaining revenues were from customers in the rest of Asia and in Europe.

Research and Development

        Our ability to compete in the future depends on successfully improving our technology to meet the market's increasing demand for higher performance and lower cost requirements. We have assembled a team of highly skilled engineers whose activities are focused on developing higher density, higher bandwidth, higher speed and lower cost next generation IC products. Development of our IC products requires the hiring of specialized chip design and product engineers, as well as significant fabrication and testing costs, including mask costs, as we bring these products to market. Our significant future research and development activities will include:

  •
  designing next generation ICs with larger memory blocks and higher-speed SerDes;

  •
  developing versions of our Bandwidth Engine ICs with alternative features, such as lower-speed SerDes, increased intelligence or smaller memory blocks to allow us to serve a broader range of applications and systems;

  •
  developing versions of our initial LineSpeed ICs to meet customer demands, such as lower power and higher speeds;

  •
  porting our 1T-SRAM and SerDes technology to more advanced foundry process nodes to support our IC development efforts; and

  •
  developing new products that can leverage our proprietary IP portfolio and expand our market opportunity.

No development efforts are being dedicated to creating new or enhanced technology solely for use in licensing offerings.

        As of December 31, 2013, we employed 85 individuals in engineering and research and development, of which 23 were employed in our design center in Hyderabad, India. For the years ended December 31, 2013, 2012 and 2011, research and development expenditures totaled approximately $23.3 million, $28.5 million and $26.2 million, respectively.

Sales and Marketing

        As of December 31, 2013, we had seven sales and marketing personnel managing and supporting our efforts to secure design wins for our IC products. Our sales and marketing personnel are located in the United States, Japan and China. In addition to our direct sales team, we sell through sales representatives and distributors in the United States and Asia. We also have 8 applications engineers who support our customer engagements and work closely with our engineering team on product definition. For our products, our applications engineers must engage with the customers' system architects and designers to propose our IC and IP, e.g., GCI Interface, solutions to address their systems' challenges. In the markets we serve, the time from initial customer engagement to design win to production volume shipments can range from two to three years. Networking and communications systems can have a product life from a few years to over 10 years.

        Our IP revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2013, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, and Broadcom, represented 41% and 13% of total revenue, respectively. For the year ended December 31, 2012, TSMC, Broadcom and Renesas, represented 28%, 26% and 12% of total revenue, respectively. For the year ended December 31, 2011, TSMC, Renesas and Broadcom represented 23%, 17% and 12% of total revenue, respectively.

Intellectual Property

        We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights.

        As of December 31, 2013, we held approximately 71 U.S. and 16 foreign patents on various aspects of our technology, with expiration dates ranging from 2014 to 2031. We currently have approximately 51 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop or patent similar or competing technology or design around any patents that may be issued to us, or that we will be able to successfully enforce our patents against infringement by others.

        In December 2011, we sold 43 United States and 30 related foreign memory technology patents for $35 million in cash pursuant to a patent purchase agreement. Under the agreement, we retained a license to all of the sold patents that is unlimited with respect to our development, manufacturing and distribution of our Bandwidth Engine IC product line and any other proprietary products that we develop as long as they are not DRAM ICs. We also retained the rights necessary to renew existing 1T-SRAM licenses and to grant licenses similar in scope to identified foundries. We also retained rights to grant licenses for our second source purposes, to enable certain kinds of technology development and, to a limited extent, for certain ASIC products that incorporate one of our technology macros. However, the patent purchase agreement limits our rights to grant licenses under the sold patents outside the scope of our retained license and, in particular, limits the number of future licenses of 1T-SRAM memory technology that we can grant to developers of SoCs, which used to be the principal focus of our 1T-SRAM licensing activities.

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
  power consumption;

  •
  reliability;

  •
  interface requirements;

  •
  ease with which technology can be customized for and incorporated into customers' products; and

  •
  level of technical support provided.

        We believe that we can compete favorably with respect to each of these criteria. Our proprietary 1T-SRAM embedded memory and high-speed serial I/O IP provides our Bandwidth Engine ICs with a competitive advantage over alternative devices. Alternative solutions are either DRAM or SRAM-based and can support either the memory size or speed requirements of high-performance networking systems, but generally not both. DRAM solutions provide a significant amount of memory at competitive cost, but DRAM solutions do not have the required fast access and cycle times to enable high-performance. The DRAM solutions currently used in networking systems include RLDRAM from Micron Technology, Inc., or Micron, and Integrated Silicon Solutions, Inc., LLDRAM from Renesas and DDR from Samsung Electronics Co., Ltd., Micron and others. In addition, Micron has announced a hybrid memory cube DRAM product, which consists of multiple DRAMs connected with a serial interface. SRAM solutions can meet high-speed performance requirements, but often lack adequate memory size. The SRAM solutions currently used in networking systems primarily include QDR or similar SRAM products from Cypress Semiconductor Corporation and GSI Technology, Inc. The majority of the currently available SRAM and DRAM solutions use a parallel, rather than a serial I/O. To offset these drawbacks, system designers generally use more discrete memory ICs, resulting in higher power consumption and greater utilization of space on the line card. Our competitors include established semiconductor companies with significantly longer operating histories, greater name recognition and reputation, large customer bases, dedicated manufacturing facilities and greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. Many of our competitors also have significant influence in the semiconductor industry. They may be able to introduce new technologies or devote greater resources to the development, marketing and sales of their products than we can. Furthermore, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

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

        Our LineSpeed ICs compete with solutions offered by Applied Micro Circuits Corporation, Avago Technologies, Broadcom, Inphi Corporation, Semtech Corp., as well as other smaller analog signal processing companies. We may also compete with ASICs designed by customers in-house to meet their system requirements, as well as by optical module OEMs.

Manufacturing

        We depend on third-party vendors to manufacture, package, assemble and production test our IC products, as we do not own or operate a semiconductor fabrication, packaging or production testing facility for boards and system assembly. By outsourcing manufacturing, we are able to avoid the high cost associated with owning and operating our own facilities, allowing us to focus our efforts on the design and marketing of our products.

        Quality Assurance.    We perform an ongoing review of product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance meet design specifications. Our test vendors provide us with immediate test data and the ability to generate characterization reports that are made available to our customers. We have achieved ISO 9001:2008 certification, and all of our manufacturing vendors have also achieved ISO 9001 certification.

Employees

        As of December 31, 2013, we had 104 employees, consisting of 76 in research and development and engineering, 7 in sales and marketing, 9 in manufacturing operations and 12 in finance and administration. By location, we had 79 employees in the United States, 23 in our development center in India and 2 sales and marketing employees in Asia. We believe our future success depends, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for which competition is intense. We believe that our employee relations are good.

Available Information

        We were founded in 1991 and reincorporated in Delaware in September 2000. Our website address is www.mosys.com. The information in our website is not incorporated by reference into this report. Through a link on the Investor section of our website, we make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission, or SEC. You can also read and obtain copies of any materials we file with the SEC, at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers

        The names of our executive officers and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Leonard Perham	70	President and Chief Executive Officer
James W. Sullivan	45	Vice President of Finance and Chief Financial Officer
Thomas Riordan	57	Chief Operating Officer and Executive Vice President
John Monson	51	Vice President of Marketing and Sales

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

        Thomas Riordan,    Mr. Riordan became our Chief Operating Officer and Executive Vice President in May 2011. Prior to joining the Company, Mr. Riordan was President and Chief Executive Officer of Exclara, a fabless semiconductor supplier of ICs for solid-state lighting from 2006 until 2010. From 2000 to 2004, Mr. Riordan served as Vice President of PMC-Sierra's microprocessor division. Mr. Riordan joined PMC-Sierra in August 2000 when it purchased Quantum Effects Devices, which he had co-founded and served as President and Chief Executive Officer. Mr. Riordan serves on the board of directors of Mellanox Technologies. Mr. Riordan holds Bachelor of Science and Master of Science degrees in Electrical Engineering as well as a Bachelor of Arts degree in Government from the University of Central Florida and has done post-graduate work in Electrical Engineering at Stanford University.

        John Monson,    Mr. Monson became our Vice President of Marketing in February 2012. In early 2014, he assumed, on a permanent basis, additional responsibilities for our sales and business development activities and became our Vice President of Marketing and Sales. Prior to joining the Company, Mr. Monson was Vice President of Marketing for Mellanox Technologies, a supplier of interconnect solutions and services, from 2009 to 2012. From 2007 to 2008, Mr. Monson was Vice President of the EDC/PhyOptik business line at Inphi Corporation. He joined Inphi Corporation through business unit acquisition of Scintera Networks, where he was Vice President of Sales and Marketing from 2005 to 2007. Previously, he held various management positions at PMC-Sierra, Inc., Lucent Technologies and AT&T Microelectronics. Mr. Monson received a Bachelor of Science degree in Electrical Engineering from the University of Minnesota.

Item 1A.    Risk Factors

        If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

We have a history of losses and are uncertain as to our future profitability.

        We recorded an operating loss of $25.6 million, excluding the one-time gain on sale of assets of $0.6 million, for the year ended December 31, 2013 and ended the period with an accumulated deficit of $117.8 million. We recorded an operating loss of $31.0 million, excluding the one-time gain on sale of assets of $3.3 million, for the year ended December 31, 2012. We recorded an operating loss of $24.3 million, excluding the one-time gain on sale of patents of $35.6 million, for the year ended December 31, 2011. We expect to continue to incur operating losses for the foreseeable future as we secure customers for and invest in the commercialization of our IC products. Due to the strong commitment of our resources to research and development and expansion of our offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, the expected reduction in royalty and licensing revenues and challenges we face in securing customers for our IC products, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

Our success depends upon the networking and communications systems markets' acceptance of our ICs.

        The future prospects of our business depend on the adoption and acceptance by our target markets, networking and communications equipment, of our Bandwidth Engine and LineSpeed ICs. In 2011, we began focusing our engineering, marketing and sales efforts on our IC products and de-emphasizing our technology licensing activities, which historically have been our primary revenue source. Our primary focus is on obtaining design wins, or winning competitive bids, in which customers select our IC products to design into their systems. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has almost no history of manufacturing such ICs. In addition, our Bandwidth Engine IC products require our customers and their other IC suppliers to implement our new and proprietary chip-to-chip communication protocol, GCI, which they may be unwilling to do. We have determined and negotiated prices with a few customers for our ICs and have gained only limited experience with the cost of making and selling these products. Thus, currently we do not know whether we will be able to profitably make and sell these products. We are investing significant resources to develop our next generation IC products, but may not introduce these new products successfully or obtain significant revenue from them.

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

We utilize a limited number of suppliers to manufacture our ICs, and, if any of these suppliers fail to support future versions of our technology, it will be difficult for us to develop and introduce new products and our business may not grow.

        We are a fabless semiconductor company and use a limited number of suppliers to manufacture our ICs, and certain of these suppliers, such as our foundry, TSMC, are sole sources. We are dependent upon supply from TSMC and other suppliers to produce our ICs. Furthermore, we are dependent on TSMC to support the production of wafers for future versions of our ICs, and such production may require changes to TSMC's existing process technology. If TSMC elects to not alter their process technology to support future versions of our ICs, we would need to identify a new foundry. In addition, to date, TSMC has not provided us with a product roadmap for the 1T-SRAM technology at process nodes below 40 nanometer. If TSMC does not support our 1T-SRAM at process nodes below 40 nanometer, we would need to eventually identify a new foundry and/or no longer use our 1T-SRAM technology. Even if TSMC alters its production processes to produce wafers for future versions of our ICs, we may experience lower than anticipated manufacturing yields and device reliability problems due to the introduction of changes in production processes. Our inability to obtain supply for our existing and future IC products or to obtain the support of third party foundries for the development and manufacture of our products at smaller process geometries could materially and adversely affect our ability to achieve our strategic product development objectives and limit our prospects for future growth.

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

We may not achieve the anticipated benefits of becoming a fabless semiconductor company by developing and bringing to market the Bandwidth Engine and LineSpeed IC product lines.

        In 2010, we expanded our business model to become a fabless semiconductor company through the development of a product line of memory ICs called the Bandwidth Engine. In March 2013, we announced a product line of SerDes ICs called LineSpeed. Our goal is to increase our total available market by creating high-performance ICs for networking and communications systems, using our proprietary technology and design expertise. This development effort has required that we add headcount and design resources, such as expensive software tools, which has increased our losses from and cash used in operations. We may not be successful in our development efforts to bring our ICs to market successfully nor be successful in selling ICs due to various risks and uncertainties, including, but not limited to:

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

Our ICs have a lengthy sales cycle, which makes it difficult to predict success in this market and the timing of future revenue.

        Our ICs have a lengthy sales cycle, ranging from six to 24 months from the date of our initial proposal to a prospective customer until the date on which the customer confirms that it has designed our product into its system. As lengthy, or an even lengthier period, could ensue before we would know the volume of products that such customer will, or is likely to, order. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products by the customers, the design process required to integrate our products into the customers' products and the timing of the customers' new product announcements. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of this lengthy sales cycle, the recording of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter. We cannot provide any assurances that our efforts to build a strong and profitable business based on the sale of ICs will succeed. If these efforts are not successful, in light of the substantial resources that we have invested, our future operating results and cash flows could be materially and adversely affected.

We expect our licensing and royalty revenues to decrease compared with our historical results, and there is no guarantee revenues from our IC products will replace these lost revenues in the near future.

        In 2011, we began to place greater emphasis on our IC business and re-deploy engineering, marketing and sales resources from IP to IC activities. We are no longer actively pursuing new license arrangements, and, as a result, our license and royalty revenues in 2013 declined when compared with prior years. We do not expect to generate sufficient revenues from our IC products to approximate the level of our historical IP revenues and allow us to achieve profitability in 2014. As a result, our operating results, cash flows and financial condition for 2014 are likely to be adversely affected.

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

        Royalties generated from the licensing of our memory technologies are currently a key component of revenues, and we expect this to continue through at least 2014. Royalty payments owed to us are calculated based on factors such as our licensees' selling prices, wafer production and other variables as provided in each license agreement. The amount of royalties we will receive depends on our licensees' business success, production volumes and other factors beyond our control. This exposes our business model to risks that we cannot minimize directly and may result in significant fluctuations in our royalty revenue and operating results from quarter-to-quarter. We do not expect to enter into any new memory technology licensing activities, therefore the number of royalty-bearing agreements will not increase and contribute to our royalty stream. In addition, the production volumes of the current royalty-bearing products shipped by our licensees are expected to decrease; therefore we do not expect our royalty revenue to grow in future periods. Historically, royalties have generated a 100% gross margin, and any decrease in royalties adversely affects our gross margin, operating results and cash flows.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2013, our two largest customers represented 41%, and 13% of total revenue, respectively. For the year ended December 31, 2012, our three largest customers represented 28%, 26% and 12% of total revenue, respectively. For the year ended December 31, 2011, our three largest customers represented 23%, 17% and 12% of total revenue respectively. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

        As a result of this revenue concentration, our results of operations could be adversely affected by the decision of a single key licensee or customer to cease using our technology or products or by a decline in the number of products that incorporate our technology that are sold by a single licensee or customer or by a small group of licensees or customers.

Our revenue concentration may also pose credit risks, which could negatively affect our cash flow and financial condition.

        We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2013, two customers represented 96% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

        If we overestimate customer demand for our products, we may purchase products from manufacturers that we cannot sell. Conversely, if we underestimate customer demand or if sufficient manufacturing and testing capacity were unavailable, we would forego revenue opportunities and could lose market share in the markets served by our products. In addition, our inability to meet customer requirements for our products could lead to delays in product shipments, force customers to identify alternative sources and otherwise adversely affect our ongoing relationships with our customers.

We will depend on contract manufacturers for a significant portion of our revenue from the sale of our IC products.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2013, we held approximately 71 patents in the United States, and approximately 16 foreign patents, which expire at various times from 2014 to 2031. In addition, as of December 31, 2013, we had approximately 51 patent applications pending worldwide. We cannot be sure that any patents will be issued from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. In December 2011, we sold 43 United States and 30 related foreign patents, which reduced the size of our patent portfolio and diminishes our ability to assert counterclaims in the defense of actions against us that may arise. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us.

The discovery of defects in our technology and products could expose us to liability for damages.

        The discovery of a defect in our technologies and products could lead our customers to seek damages from us. Many of our agreements with customers include provisions waiving implied warranties regarding our technology and products and limiting our liability to our customers. We cannot be certain, however, that the waivers or limitations of liability contained in our agreements with customers will be enforceable.

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

  •
  potentially adverse tax consequences, such as withholding taxes and transfer pricing issues;

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

        We intend to continue spending substantial amounts to grow our business. In the second quarter of 2013, we completed an equity offering and issued 7,475,000 shares of our common stock for approximately $28 million in net proceeds. In December 2011, we sold 43 United States patents and 30 related foreign patents in exchange for $35 million in cash. In December 2010, we completed an equity offering and issued approximately 5,000,000 shares of our common stock for approximately $20 million in net proceeds. Although we believe that we have access to capital sufficient to satisfy our working capital requirements for the foreseeable future, we believe that we will need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all.

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

Our stock price could drop, and there could be significantly less trading activity in our stock, if securities or industry analysts downgrade our stock or do not publish research or reports about our business.

        Our stock price and the trading market for our stock are likely to be affected significantly by the research and reports concerning our company and our business which are published by industry and securities analysts. We do not have any influence or control over these analysts, their reports or their recommendations. Our stock price and the trading market for our stock could be negatively affected if any analyst downgrades our stock, publishes a report which is critical of our business, or discontinues coverage of us.

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

Item 3.    Legal Proceedings

        We are not a party to any material legal proceeding which could have a material adverse effect on our consolidated financial position or results of operations. From time to time we may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

Item 4.    Mine Safety Disclosures

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the Global Select Market of the NASDAQ Stock Market under the symbol MOSY. The following table sets forth the range of high and low sales prices of our common stock for each period indicated.

Quarter ended	High	Low
December 31, 2013	$5.64	$4.01
September 30, 2013	$4.36	$3.50
June 30, 2013	$4.80	$3.98
March 31, 2013	$4.85	$3.36
December 31, 2012	$4.38	$2.89
September 30, 2012	$4.04	$3.09
June 30, 2012	$3.98	$2.86
March 31, 2012	$4.44	$3.35

        We had 16 stockholders of record as of March 1, 2014.

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

        The following graph compares cumulative total stockholder return on our common stock with that of the S&P 500 Index and the S&P Technology Sector Index from 2008 through 2013. The comparison assumes that $100 was invested on December 31, 2008 in our common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Technology Sector Index. We have never paid any cash dividends to holders of our common stock.

        The comparisons shown in the graph below are based upon historical data, and we caution that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from

Standard and Poor's website, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Comparison of Five-Year Cumulative Return

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
MOSYS, INC.	$100.00	$187.62	$270.95	$200.00	$165.71	$262.86
S & P 500	100.00	127.15	234.49	239.03	272.68	203.82
S & P TECHNOLOGY SECTOR	100.00	161.65	175.14	176.87	195.85	250.64

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

	Year Ended December 31,
	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
	(In thousands, except per share data)
Statement of Operations Data:
Total net revenue	$4,398	$6,082	$14,107	$15,563	$11,458
Cost of net revenue	474	334	3,295	2,826	1,993

Gross profit	3,924	5,748	10,812	12,737	9,465
Operating expenses	28,856	33,407	(526)	35,925	29,468

Income (loss) from operations	(24,932)	(27,659)	11,338	(23,188)	(20,003)
Other income, net	209	155	206	177	744

Income (loss) before income taxes	(24,723)	(27,504)	11,544	(23,011)	(19,259)
Income tax provision (benefit)	71	110	288	51	(155)

Net income (loss)	$(24,794)	$(27,614)	$11,256	$(23,062)	$(19,104)

Net income (loss) per share:
Basic	$(0.55)	$(0.70)	$0.30	$(0.72)	$(0.61)
Diluted	$(0.55)	$(0.70)	$0.28	$(0.72)	$(0.61)
Shares used in computing net income (loss) per share:
Basic	45,246	39,176	37,861	31,870	31,238
Diluted	45,246	39,176	40,377	31,870	31,238
Allocation of stock-based compensation to cost of net revenue and operating expenses:
Cost of net revenue	$7	$53	$407	$309	$250
Research and development	2,565	2,694	1,961	1,524	1,153
Selling, general and administrative	1,126	1,064	1,398	1,465	1,651

	$3,698	$3,811	$3,766	$3,298	$3,054

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$50,482	$40,710	$57,975	$37,544	$40,436
Working capital	36,020	30,155	47,968	27,246	25,628
Total assets	77,989	69,534	89,637	73,966	75,543
Deferred revenue	170	481	920	1,801	2,671
Long-term liabilities	216	171	109	146	136
Stockholders' equity	75,418	64,542	85,493	67,057	64,701

(1)
Operating expenses include a gain on the sale of patents of $0.6 million and $1.0 million of amortization of acquired intangible assets.

(2)
Operating expenses include a gain on the sale of patents of $3.3 million and $1.7 million of amortization of acquired intangible assets.

(3)
Operating expenses include a gain on the sale of patents of $35.6 million and $2.6 million of amortization of acquired intangible assets.

(4)
Operating expenses include $2.8 million of amortization of acquired intangible assets.

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

Overview

        Our strategy and primary business objective is to become a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Our technology delivers time-to-market, performance, power and economic benefits for system original equipment manufacturers, or OEMs. We have developed a family of ICs, called Bandwidth Engine®, which combines our proprietary 1T-SRAM® high-density embedded memory and high-speed serial interface, or SerDes, I/O, with our intelligent access technology and a highly efficient interface protocol. In March 2013, we announced another IC product line under the LineSpeed™ product name. LineSpeed ICs are non-memory, high-speed SerDes I/O devices with gearbox and retimer functionality, which convert lanes of data received on line cards into different configurations and/or ensure signal integrity. Certain SerDes products have been developed under a strategic development and marketing agreement with Credo Semiconductor Ltd., or Credo. For those products developed by Credo, the first $2.3 million of gross profits generated by us from the sale of these products will be retained by us as reimbursement of the development costs. Thereafter, all gross profits from the sale of the Credo-developed products worldwide will be shared equally by Credo and us.

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

        Revenue from IP licensing and royalties represented the majority of our revenues for 2011, 2012 and 2013. We have substantially completed our performance obligations under our existing license agreements, therefore we expect our licensing and royalty revenue to decrease in future periods. To date, we have not generated significant revenue from sales of our IC products. We are currently supporting existing design-win customers and actively pursuing additional design wins for the use of our ICs in networking and communication equipment. We have established initial pricing of our IC products ordered to date, but longer-term volume prices will be subject to negotiations with our customers and may vary substantially from these initial prices.

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

  IC products

        Products are sold both directly to customers, as well as through distributors. Revenue from sales directly to customers is generally recognized at the time of shipment. We record an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale. IC product revenue and costs relating to sales made through distributors with rights of return or stock rotation are deferred until the distributors sell the product to end customers due to our inability to estimate future returns and credits to be issued. Distributors are generally able to return up to 10% of their purchases of slow, non-moving or obsolete inventory for credit every six months. At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment. Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand. The associated deferred margin is included in the deferred revenue line item in the consolidated balance sheets. We recorded initial IC product revenue in 2012, and a significant reserve for returns has been recorded due to the product's early stage of development and testing. IC product revenue was not significant in 2012 and 2013, and has been included in the licensing and other revenue line item in the consolidated statements of operations and comprehensive income (loss).

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

  Valuation of long-lived Assets

        We evaluate our long-lived assets for impairment at least annually, or more frequently when a triggering event is deemed to have occurred. This assessment is subjective in nature and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates and assumptions change in the future, it could result in a material write-down of long-lived assets. We amortize our finite-lived intangible assets, such as developed technology, customer relationships and patent license, on a straight-line basis over their estimated useful lives of three to seven years. We recognize an impairment charge as the difference between the net book value of such assets and the fair value of the assets on the measurement date.

  Goodwill

        We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, we compare the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and no further testing is performed. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference. We have determined that we have a single reporting unit for purposes of performing the goodwill impairment test. We performed the annual impairment test in September 2013, and the test did not indicate impairment of goodwill. As of December 31, 2013, we did not identify any factors to indicate there was an impairment of our goodwill and determined that no additional impairment analysis was required.

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

Results of Operations

  Net Revenue.

	Year ended December 31,			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Licensing and other	$781	$1,340	$5,987	$(559)	(42)%	$(4,647)	(78)%
Percentage of total net revenue	18%	22%	42%

        Licensing and other revenue decreased in 2013 primarily due to a decrease in licensing revenue, partially offset by an increase in IC revenue. The decrease in licensing revenue was attributable to a lack of new licensing agreements during 2012 and 2013 and a decline in the value of residual fee-generating license agreements. License revenue recognized in 2013 was generated from agreements entered into in 2011 and prior years. We expect our licensing revenue to decrease in 2014 as we have not executed any new IP licenses since 2011. However, we expect to offset the decrease in licensing revenue with increased sales of our IC products, which are included in this line item.

        Licensing revenue decreased $4.6 million in 2012 due to the lack of new license agreements and a decline in the number of residual fee-generating license agreements. License revenue recognized in 2012 was generated solely from agreements entered into in 2011 and prior years.

	Year ended December 31,			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Royalty	$3,617	$4,742	$8,120	$(1,125)	(24)%	$(3,378)	(42)%
Percentage of total net revenue	82%	78%	58%

        Royalty revenue decreased $1.1 million in 2013 primarily due to a decrease in manufacturing volumes from a fabless semiconductor licensee and a decrease in shipments by an IDM licensee whose product is used in the Nintendo Wii® game console, partially offset by increases in manufacturing volumes of other licensees. We expect royalty revenues to decrease in 2014 as we expect a decline in shipments of units incorporating our technology by licensees, as their products approach their end of life, and we do not expect to receive any additional royalties related to the Nintendo Wii system.

        Royalty revenue decreased $3.4 million in 2012 primarily due to a decrease in shipments by an IDM licensee whose product is used in the Nintendo Wii® game console and TSMC, a major foundry partner.

  Cost of Net Revenue and Gross Profit.

	Year ended December 31,			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Cost of net revenue	$474	$334	$3,295	$140	42%	$(2,961)	(90)%
Percentage of total net revenue	11%	5%	23%

	Year ended December 31,			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Gross profit	$3,924	$5,748	$10,812	$(1,824)	(32)%	$(5,064)	(47)%
Gross margin	89%	95%	77%

        Cost of net revenue consists of personnel and related overhead allocation costs for engineers assigned to revenue-generating licensing arrangements and direct and indirect costs related to the sale of IC products.

        Cost of net revenue increased in 2013, primarily due to increased IC cost of net revenue from sales of our Bandwidth Engine ICs, although we decreased costs incurred on engineering services on existing licensing contracts. We expect that the cost of revenue will increase in the future in absolute dollars, as well as a percentage of total net revenue, because we anticipate an increase in sales of our IC products.

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

  Research and Development.

	Year ended December 31,			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Research and development	$23,325	$28,480	$26,216	$(5,155)	(18)%	$2,264	9%
Percentage of total net revenue	530%	468%	186%

        Our research and development expenses include costs related to the development of our IC products and amortization of technology-based intangible assets. We expense research and development costs as they are incurred.

        The $5.2 million decrease in 2013 was primarily due to decreases in our mask tooling costs, personnel-related costs resulting from lower headcount, computer-aided software tools costs and lower amortization costs related to acquired intangible assets.

        The $2.3 million increase in 2012 was primarily due to increases in our mask tooling and other fabrication costs and stock-based compensation charges, partially offset by decreases in personnel-related costs resulting from lower headcount and lower amortization costs related to acquired intangible assets.

        Research and development expenses included stock-based compensation expense of $2.6 million, $2.7 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. We expect that research and development expenses will increase in absolute dollars as our mask tooling costs and other fabrication costs are expected to be higher in 2014 compared with 2013. The primary driver of research and development expense will be our continued investment in our current and next generation IC products.

  Selling, General and Administrative.

	Year ended December 31,			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Selling, general and administrative	$6,161	$8,218	$8,869	$(2,057)	(25)%	$(651)	(7)%
Percentage of total net revenue	140%	135%	63%

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. The $2.1 million decrease for 2013 was primarily due to a decrease in personnel-related and legal costs. The $0.7 million decrease for 2012 was primarily due to a decrease in personnel-related, legal and stock-based compensation costs. Selling, general and administrative expenses included stock-based compensation expense of $1.1 million, $1.1 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        We expect total selling, general and administrative expenses to slightly increase in absolute dollars in 2014 as we expand sales and marketing efforts for our IC products.

  Gain on Sale of Assets.

	Year ended December 31,			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Gain on sale of assets	$630	$3,291	$35,611	$(2,661)	(81)%	$(32,230)	(91)%
Percentage of total net revenue	14%	54%	252%

        In March 2012, we entered into an asset purchase agreement for an exclusive license of a portion of our intellectual property pertaining to our high-speed serial I/O technology for approximately $4.3 million. As part of the agreement, we provided certain technology transfer support services, and 15 employees of our India subsidiary accepted employment with the purchaser. In 2012, we received approximately $3.4 million in cash, less transaction costs, from this agreement, and received the final payment of $0.6 million in 2013.

        In December 2011, we entered into a patent purchase agreement for the sale of 43 United States and 30 related foreign memory technology patents for $35.0 million in cash. We recognized a $35.6 million gain on this transaction. The gain was comprised of the $35.0 million of proceeds, plus $0.8 million, which we determined to be the value of our retained license to these patents, less transaction costs.

  Other Income, net.

	Year ended December 31,			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Other income, net	$209	$155	$206	$54	35%	$(51)	(25)%
Percentage of total net revenue	5%	3%	1%

        Other income, net primarily consisted of interest income on our investments, which was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest income remained consistent in 2013 and 2012 due to consistent average investment balances and was lower by $0.1 million in 2011 primarily due to lower average investment balances and lower interest rates earned.

  Income Tax Provision.

	Year ended December 31,			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Income tax provision	$71	$110	$288	$(39)	(35)%	$(178)	(62)%
Percentage of total net revenue	2%	2%	2%

        Our 2013 and 2012 income tax provisions were primarily attributable to foreign jurisdictions. Our 2011 income tax provision was attributable to the federal alternative minimum tax, as we were profitable in 2011, and foreign jurisdictions.

        As of December 31, 2013, we had net operating loss carryforwards of approximately $104 million for U.S. federal income tax purposes and approximately $94 million for state income tax purposes that are available to reduce future income tax liabilities to the extent permitted under federal and state income tax laws. The federal net operating loss carryforwards expire from 2025 to 2033, and state net operating loss carryforwards expire from 2014 to 2033. In 2014, we anticipate that our effective income tax rate will continue to be less than the federal statutory tax rate because of expected losses.

        As of December 31, 2013 and 2012, we had net deferred tax assets of approximately $55 million and $44 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we had recorded a full valuation allowance as of December 31, 2013 and 2012.

Liquidity and Capital Resources

        As of December 31, 2013, we had cash, cash equivalents and investments totaling $50.5 million compared with a combined balance of $40.7 million at December 31, 2012. In the second quarter of 2013, we sold approximately 7.5 million shares of common stock in an equity offering, raising approximately $27.7 million, net of transaction expenses. The offering was made under our shelf registration statement, which became effective in November 2010 and expired in November 2013. Our principal source of cash in 2011 was the sale of patents for $35 million in December 2011. Our primary capital requirements are to fund working capital, including development of our IC products, and any acquisitions that we make that require cash consideration or expenditures.

        In 2013, we used $22.6 million in operating activities, which primarily resulted from the net loss of $24.8 million, , and $2.6 million used for operating assets and liabilities, adjusted for non-cash charges and gains, which included stock-based compensation expenses of $3.7 million and depreciation and amortization expenses of $1.7 million. The changes in assets and liabilities primarily related to the recognition of revenue related to deferred revenues and payments to vendors.

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

        Our investing activities in 2013 primarily consisted of $0.6 million received for the sale of assets and $0.2 million expended for purchases of fixed assets. Remaining investing activities consisted of investing our cash in marketable securities, which did not affect our liquidity. Our investing activities in 2012 primarily consisted of $3.4 million received, net of transaction costs, for the sale of assets and $0.7 million expended for purchases of fixed assets. Remaining investing activities consisted of investing our cash in marketable securities, which did not affect our liquidity. Our investing activities in 2011 included the payment of $1.5 million in deferred consideration for the MagnaLynx acquisition in 2010 and the purchase of $0.3 million of fixed assets.

        Our financing activities in 2013 primarily consisted of $27.8 million in net proceeds received from the sale of common stock though a public offering and $4.2 million in proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan. Our financing activities in 2012 primarily consisted of proceeds from the exercise of stock options and sales under our employee stock purchase plan, partially offset by a repurchase and retirement of common stock. Our financing activities in 2011 primarily consisted of proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan.

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

  •
  profitability of our business.

        We expect our cash expenditures to continue to exceed receipts in 2014, as our revenues will not be sufficient to offset our operating expenses, which include significant research and development expenditures for the expansion and fabrication of our IC products. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. We believe that we need to obtain additional capital prior to achieving positive operating cash flows. There can be no assurance that our capital is sufficient to fund operations until such time as we begin to achieve positive cash flows. We might decide to raise additional capital, and there can be no assurance that such funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Disclosures about Contractual Obligations and Commercial Commitments

        The impact that our contractual obligations as of December 31, 2013 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,964	$756	$1,448	$1,490	$1,270
Purchase commitments	5,808	2,875	2,933	—	—

	$10,772	$3,631	$4,381	$1,490	$1,270

        As of December 31, 2013, our purchase commitments related to licenses for computer-aided design tools.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet arrangements or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts are reflected in our consolidated financial statements for the years ended December 31, 2013, 2012 or 2011 related to these indemnifications.

Recent Accounting Pronouncements

        See Note 1 to the consolidated financial statements in Item 15 of this report for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

        The investments, other than money market funds, are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Securities with an original maturity of three months or less are considered cash equivalents. Securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Securities with remaining maturities greater than one year are classified as long-term investments. All investments have a maturity of less than two years. No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. The portfolio's dollar- weighted average maturity of investments is within 12 months. These securities, which approximated $46.1 million as of December 31, 2013 and earned an average annual interest rate of approximately 0.3% in 2013, are subject to interest rate and credit risks. As of December 31, 2013, we performed a sensitivity analysis on our investment portfolio. According to our analysis, parallel shifts in the yield curve of both +/- 0.5% would result in changes in fair market values for these investments of approximately $0.2 million. We do not have any investments denominated in foreign currencies, and therefore are not subject to foreign currency risk on such investments.

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

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the consolidated financial statements listed under the heading (a) (1) Financial Statements and Reports of Burr Pilger Mayer, Inc. of Item 15, which consolidated financial statements are incorporated by reference in response to this Item 8.

Quarterly Results of Operations

        The following tables set forth unaudited results of operations data for each of the eight quarters in the two year period ended December 31, 2013. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, except as disclosed below, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(In thousands, except per share data)
	(Unaudited—All periods)
Net revenue:
Licensing and other	$231	$141	$160	$249	$227	$248	$644	$221
Royalty	755	816	960	1,086	1,368	1,079	1,092	1,203

Total net revenue	986	957	1,120	1,335	1,595	1,327	1,736	1,424
Cost of net revenue:
Licensing and other	220	158	77	19	45	53	179	57

Total cost of net revenue	220	158	77	19	45	53	179	57
Gross profit	766	799	1,043	1,316	1,550	1,274	1,557	1,367
Operating expenses:
Research and development	5,779	6,243	5,983	5,320	7,260	7,026	6,688	7,506
Selling, general and administrative	1,483	1,595	1,460	1,623	2,126	1,738	1,428	2,926
Gain on sale of assets	—	—	—	(630)	—	(1,435)	—	(1,856)

Total operating expenses	7,262	7,838	7,443	6,313	9,386	7,329	8,116	8,576
Operating loss	(6,496)	(7,039)	(6,400)	(4,997)	(7,836)	(6,055)	(6,559)	(7,209)
Other income, net	43	122	24	20	34	61	36	24

Loss before income taxes	(6,453)	(6,917)	(6,376)	(4,977)	(7,802)	(5,994)	(6,523)	(7,185)
Income tax provision (benefit)	3	28	20	20	(29)	79	30	30

Net loss	$(6,456)	$(6,945)	$(6,396)	$(4,997)	$(7,773)	$(6,073)	$(6,553)	$(7,215)

Net loss per share:
Basic and diluted	$(0.13)	$(0.14)	$(0.15)	$(0.12)	$(0.19)	$(0.15)	$(0.17)	$(0.19)
Shares used in computing net loss per share:
Basic and diluted	48,543	48,164	43,892	40,264	39,958	39,299	38,880	38,566

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        Burr Pilger Mayer, Inc., an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included under Item 15 below.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about June 9, 2014, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

Item 11.    Executive Compensation

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about June 9, 2014, which information is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be provided in response to this item, including information relating to securities authorized for issuance under equity compensation plans, will be presented in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about June 9, 2014, which information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about June 9, 2014, which information is incorporated into this report by reference.

Item 14.    Principal Accountant Fees and Services

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about June 9, 2014, which information is incorporated into this report by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm, which are set forth in the Index to Consolidated Financial Statements on pages 40 through 63 of this report.

  (2)
  Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits

2.1(1)	Agreement and Plan of Merger by and among MoSys, Inc., MLI Merger Corporation, MagnaLynx, Inc., and the Representative of the Shareholders of MagnaLynx, Inc. dated as of March 24, 2010
3.1(2)	Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
4.1(4)	Specimen common stock certificate
4.4(5)	Rights Agreement, dated November 10, 2010, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.1(5)	Form of Right Certificate
4.4.2(5)	Summary of Rights to Purchase Preferred Shares
4.4.3(6)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.4(7)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
10.1(4)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers
10.2	Reserved
10.3(8)*	2000 Stock Option Plan and form of Option Agreement thereunder
10.3.1(9)*	Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.4(10)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.5(11)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(12)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.7.1(13)*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 28, 2007
10.7.2(14)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.7.3(15)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.8(16)*	Employment offer letter agreement between Registrant and James Sullivan dated December 21, 2007

10.9(17)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.10(18)*	2010 Equity Incentive Plan
10.11(19)*	Form of Option Agreement for Stock Option Grant pursuant to 2010 Equity Incentive Plan
10.12(20)*	2010 Employee Stock Purchase Plan
10.13	Reserved
10.14(21)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.15(22)	Lease Agreement between Registrant and M West Propco XII, LLC. dated July 19, 2010
10.16(23)*	Employment offer letter agreement between Registrant and Thomas Riordan dated May 6, 2011
10.17(23)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Thomas Riordan dated May 10, 2011
10.18	Reserved
10.19(24)*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)
10.20(25)*	Stock Option Agreement between Registrant and Leonard Perham dated as of November 1, 2011
10.21(26)*	Stock Option Agreement between Registrant and Thomas Riordan dated as of December 21, 2011
10.22(27)	Form of Indemnification Agreement used from June 5, 2012
10.23(28)*	Advisor agreement between Registrant and David DeMaria dated January 25, 2013
10.24*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 2010 Equity Incentive Plan
10.25*	Employment offer letter agreement between Registrant and John Monson dated February 21, 2012
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(19)
Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).

(20)
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

(23)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 8, 2011 (Commission File No. 000-32929).

(24)
Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).

(25)
Incorporated by reference to Exhibit 10.20 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(26)
Incorporated by reference to Exhibit 10.21 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(27)
Incorporated by reference to Exhibit 10.22 to Form 10-Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).

(28)
Incorporated by reference to Exhibit 10.23 to Form 10-Q filed by the Company on May 3, 2013 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2014.

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

Signature	Title	Date
/s/ LEONARD PERHAM Leonard Perham	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 14, 2014
/s/ JAMES W. SULLIVAN James W. Sullivan	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014
/s/ STEPHEN L. DOMENIK Stephen L. Domenik	Director	March 14, 2014
/s/ TOMMY ENG Tommy Eng	Director	March 14, 2014
/s/ CHI-PING HSU Chi-Ping Hsu	Director	March 14, 2014
/s/ VICTOR K. LEE Victor K. Lee	Director	March 14, 2014

MOSYS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc.

        We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc.

        We have audited the internal control over financial reporting of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, MoSys, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 Framework) by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MoSys, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and the related financial statement schedule and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 14, 2014

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$4,364	$2,529
Short-term investments	32,192	30,798
Accounts receivable, net	148	287
Prepaid expenses and other current assets	1,671	1,362

Total current assets	38,375	34,976
Long-term investments	13,926	7,383
Property and equipment, net	706	1,238
Goodwill	23,134	23,134
Intangible assets, net	1,655	2,654
Other assets	193	149

Total assets	$77,989	$69,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$276	$393
Accrued expenses and other liabilities	1,909	3,947
Deferred revenue	170	481

Total current liabilities	2,355	4,821

Long-term liabilities	216	171
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 48,894 shares and 40,054 shares issued and outstanding at December 31, 2013 and 2012, respectively	489	401
Additional paid-in capital	192,723	157,143
Accumulated other comprehensive income	13	11
Accumulated deficit	(117,807)	(93,013)

Total stockholders' equity	75,418	64,542

Total liabilities and stockholders' equity	$77,989	$69,534

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenue
Licensing and other	$781	$1,340	$5,987
Royalty	3,617	4,742	8,120

Total net revenue	4,398	6,082	14,107
Cost of net revenue
Licensing and other	474	334	3,295

Total cost of net revenue	474	334	3,295
Gross profit	3,924	5,748	10,812
Operating expenses
Research and development	23,325	28,480	26,216
Selling, general and administrative	6,161	8,218	8,869
Gain on sale of assets	(630)	(3,291)	(35,611)

Total operating expenses	28,856	33,407	(526)
Income (loss) from operations	(24,932)	(27,659)	11,338
Other income, net	209	155	206

Income (loss) before income taxes	(24,723)	(27,504)	11,544
Income tax provision	71	110	288

Net income (loss)	$(24,794)	$(27,614)	$11,256

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	2	10	(3)

Comprehensive income (loss)	$(24,792)	$(27,604)	$11,253

Net income (loss) per share
Basic	$(0.55)	$(0.70)	$0.30
Diluted	$(0.55)	$(0.70)	$0.28
Shares used in computing net income (loss) per share
Basic	45,246	39,176	37,861
Diluted	45,246	39,176	40,377

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balance at January 1, 2011	37,225	$372	$143,336	$4	$(76,655)	$67,057
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	1,198	12	3,391	—	—	3,403
Stock-based compensation	—	—	3,780	—	—	3,780
Other comprehensive loss—change in unrealized loss on available-for-sale investments	—	—	—	(3)	—	(3)
Net income					11,256	11,256

Balance at December 31, 2011	38,423	384	150,507	1	(65,399)	85,493
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	1,881	19	3,627	—	—	3,646
Repurchase of common stock	(250)	(2)	(826)	—	—	(828)
Stock-based compensation	—	—	3,835	—	—	3,835
Other comprehensive income—change in unrealized gain on available-for-sale investments	—	—	—	10	—	10
Net loss					(27,614)	(27,614)

Balance at December 31, 2012	40,054	401	157,143	11	(93,013)	64,542
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	1,365	13	4,211	—	—	4,224
Issuance of common stock, net of costs of $2,154	7,475	75	27,671	—	—	27,746
Stock-based compensation	—	—	3,698	—	—	3,698
Other comprehensive income—change in unrealized gain on available-for-sale investments	—	—	—	2	—	2
Net loss					(24,794)	(24,794)

Balance at December 31, 2013	48,894	$489	$192,723	$13	$(117,807)	$75,418

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(24,794)	$(27,614)	$11,256
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	679	952	1,110
Amortization of intangible assets	999	1,746	2,618
Stock-based compensation	3,698	3,811	3,766
Gain on sale of assets	(630)	(3,291)	(35,611)
Recovery of doubtful accounts	—	—	(125)
Other non-cash items	7	—	19
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	139	682	235
Prepaid expenses and other assets	(314)	371	2,375
Deferred revenue	(311)	(439)	(881)
Accounts payable	(125)	(84)	(763)
Accrued expenses and other liabilities	(1,993)	1,850	305

Net cash used in operating activities	(22,645)	(22,016)	(15,696)
Cash flows from investing activities:
Purchases of property and equipment	(154)	(738)	(349)
Net cash paid for purchase of businesses	—	—	(1,500)
Net proceeds from sale of assets	630	3,437	34,831
Proceeds from sales and maturities of marketable securities	49,267	34,371	36,836
Purchases of marketable securities	(57,202)	(54,592)	(31,587)

Net cash (used in) provided by investing activities	(7,459)	(17,522)	38,231
Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	27,746	—	—
Proceeds from issuance of common stock	4,193	3,636	3,336
Repurchase of common stock	—	(1,444)	—
Payments on capital lease obligations	—	(150)	(186)

Net cash provided by financing activities	31,939	2,042	3,150
Net increase (decrease) in cash and cash equivalents	1,835	(37,496)	25,685
Cash and cash equivalents at beginning of year	2,529	40,025	14,340

Cash and cash equivalents at end of year	$4,364	$2,529	$40,025

Supplemental disclosure:
Cash paid for income taxes	$92	$345	$53
Patent license recorded in connection with patent sale	$—	$—	$780

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

The Company

        MoSys, Inc. (the "Company") was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company has been designing, developing, marketing and licensing high-performance semiconductor memory and high-speed parallel and serial interface, orSerDes, intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. In February 2010, the Company announced the commencement of a new product initiative to develop a family of integrated circuit (IC) products under the "Bandwidth Engine" product name. Bandwidth Engine ICs combine the Company's proprietary high-density embedded memory with its high-speed 10 gigabits per second and higher interface (I/O) technology. In March 2013, the Company announced another IC product line under the "LineSpeed" product name. LineSpeed ICs are non-memory based, high-speed SerDes devices with gearbox or retimer functionality, which convert lanes of data received on line cards into different configurations and/or ensure signal integrity. Both product lines are initially being marketed to networking and telecommunications systems companies. The Company's strategy and primary business objective is to become an IP-rich fabless semiconductor company focused on development and sale of IC products. The Company's future success and ability to achieve and maintain profitability depends on its success in developing a market for its ICs.

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

Foreign Currency

        The functional currency of the Company's foreign entities is the U.S. dollar. The financial statements of these entities are translated into U.S. dollars and the resulting gains or losses are included in other income, net in the consolidated statements of operations and comprehensive income (loss). Such gains and losses were not material for any period presented.

Cash Equivalents and Investments

        The Company has invested its excess cash in money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company's available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the consolidated statements of operations and comprehensive income (loss). The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at December 31, 2013 or December 31, 2012.

Inventory

        The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. As of December 31, 2013 and 2012, inventory has been included in the prepaid expenses and other current assets line item of the consolidated balance sheets.

Property and Equipment

        Property and equipment are originally recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation is recorded in operating expenses in the consolidated statements of operations and comprehensive income (loss). Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term.

Valuation of Long-lived Assets

        The Company evaluates the recoverability of long-lived assets with finite lives whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to seven years. An impairment charge is recognized as the difference between the net book value of such assets and the fair value of such assets at the date of measurement. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

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

	December 31, 2013
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3-5	$9,240	$8,142	$1,098
Patent license	7	780	223	557

Total		$10,020	$8,365	$1,655

	December 31, 2012
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3-5	$9,240	$7,255	$1,985
Customer relationships	3	390	390	—

Subtotal purchased intangible assets		9,630	7,645	1,985
Patent license	7	780	111	669

Total		$10,410	$7,756	$2,654

        Amortization expense has been included in research and development expense in the consolidated statements of operations and comprehensive income (loss). The estimated aggregate amortization expense to be recognized in future years is approximately $1.0 million for 2014, $0.3 million for 2015 and $0.1 million annually for 2016 and 2018.

Goodwill

        The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment in the second step of the analysis, the price of its common stock is an important component of the fair value calculation. If the Company's stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed step one of the annual impairment test in September 2013, and concluded no factors indicated impairment of goodwill. As of December 31, 2013, the Company had not identified any factors to indicate there was an impairment of its goodwill and determined that no additional impairment analysis was required.

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

  Royalty

        The Company's licensing contracts typically also provide for royalties based on the licensee's use of the Company's memory technology in their currently shipping commercial products. The Company recognizes royalties in the quarter in which it receives the licensee's report.

  IC products

        The Company sells products both directly to customers, as well as through distributors. Revenue from sales directly to customers is generally recognized at the time of shipment. The Company records an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale. IC product revenue and costs relating to sales made through distributors with rights of return or stock rotation are deferred until the distributors sell the product to end customers due to the Company's inability to estimate future returns and credits to be issued. Distributors are generally able to return up to 10% of their purchases for slow, non-moving or obsolete inventory for credit every six months. At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment. Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand. The associated deferred margin is included in the deferred revenues line item in the consolidated balance sheet. The Company recorded initial IC product revenue in 2012, and a significant reserve for returns has been recorded due to the product's early stage of testing and deployment in customer systems. IC product revenue has been included in the licensing and other revenue line item in the consolidated statements of operations and comprehensive income (loss).

Cost of Revenue

        Cost of licensing and other revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically includes engineering support to assist in the commencement of production of a licensee's products.

Adveristing Costs

        Advertising costs are expensed as incurred. Advertising costs were not significant in the years ended December 31, 2013, 2012 and 2011.

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

Per Share Amounts

        Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options or restricted stock awards. As of December 31, 2013, 2012 and 2011, stock awards to purchase approximately 10,072,000, 10,384,000 and 9,015,000 shares, respectively, were excluded from the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$(24,794)	$(27,614)	$11,256
Denominator:
Add: weighted-average common shares outstanding	45,246	39,176	37,942
Less: unvested common shares subject to repurchase	—	—	(81)

Total shares: basic	45,246	39,176	37,861
Add: weighted-average stock options outstanding	—	—	2,435
Add: common shares subject to repurchase	—	—	81

Total shares: diluted	45,246	39,176	40,377
Net income (loss) per share:
Basic	$(0.55)	$(0.70)	$0.30
Diluted	$(0.55)	$(0.70)	$0.28

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

        The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is currently under tax examination in India. The 2003 through 2013 tax years generally remain subject to examination by federal, state and foreign tax authorities.

        As of December 31, 2013, the Company did not have any unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the years ended December 31, 2013, 2012 and 2011, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Recent Accounting Pronouncements

        In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU 2013-11 is not expected to have any impact on the Company's financial position or results of operations.

Note 2: Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss) Components

	December 31,
	2013	2012
	(in thousands)
Prepaid expenses and other current assets:
Inventory	$567	$252
Interest receivable	382	263
Prepaid expenses and other assets	722	847

	$1,671	$1,362

Property and equipment:
Equipment, furniture and fixtures and leasehold improvements	$3,923	$4,135
Acquired software	686	651

	4,609	4,786
Less: Accumulated depreciation and amortization	(3,903)	(3,548)

	$706	$1,238

        Property and equipment included $198,000 of testing equipment purchased through capital leases.

	December 31,
	2013	2012
Accrued expenses and other liabilities:
Accrued wages and employee benefits	$818	$881
Employee stock purchase plan withholdings	286	292
Professional fees	61	503
Other	744	2,271

	$1,909	$3,947

  Other income, net:

	2013	2012	2011
	(in thousands)
Interest income	$174	$171	$143
Other income (expense), net	35	(16)	63

	$209	$155	$206

Note 3: Fair Value of Financial Instruments

        The estimated fair values of financial instruments outstanding were as follows (in thousands):

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$4,364	$—	$—	$4,364

Short-term investments:
U.S. government debt securities	$19,944	$11	$(1)	$19,954
Corporate notes	7,245	2	(2)	7,245
Certificates of deposit	4,994	1	(2)	4,993

Total short-term investments	$32,183	$14	$(5)	$32,192

Long-term investments:
U.S. government debt securities	$3,016	$—	$—	$3,016
Corporate notes	9,466	9	(1)	9,474
Certificates of deposit	1,440	—	(4)	1,436

Total long-term investments	$13,922	$9	$(5)	$13,926

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$2,529	$—	$—	$2,529

Short-term investments:
U.S. government debt securities	$15,852	$6	$(2)	$15,856
Corporate notes	14,471	8	(4)	14,475
Certificates of deposit	467	—	—	467

Total short-term investments	$30,790	$14	$(6)	$30,798

Long-term investments:
U.S. government debt securities	$6,330	$2	$—	$6,332
Corporate notes	1,050	1		1,051

Total long-term investments	$7,380	$3	$—	$7,383

        U.S. government debt securities include securities for government-sponsored enterprises and state and local municipalities.

        The estimated fair values of available-for-sale securities with unrealized losses were as follows (in thousands):

	December 31, 2013
	Cost	Unrealized Losses	Fair Value
Short-term investments:
U.S. government debt securities	$5,289	$(1)	$5,288
Corporate notes	3,844	(2)	3,842
Certificates of deposit	3,080	(2)	3,078

Total short-term investments	$12,213	$(5)	$12,208

Long-term investments:
U.S. government debt securities	$1,253	$—	$1,253
Corporate notes	1,001	(1)	1,000
Certificates of deposit	1,440	(4)	1,436

Total long-term investments	$3,694	$(5)	$3,689

	December 31, 2012
	Cost	Unrealized Losses	Fair Value
Short-term investments:
U.S. government debt securities	$2,546	$(2)	$2,544
Corporate notes	5,668	(4)	5,664

Total short-term investments	$8,214	$(6)	$8,208

        As of December 31, 2013 and 2012, all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months.

        Cost and fair value of investments based on two maturity groups were as follows (in thousands):

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$32,183	$14	$(5)	$32,192
Due in 1-2 years	13,922	9	(5)	13,926

Total	$46,105	$23	$(10)	$46,118

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$30,790	$14	$(6)	$30,798
Due in 1-2 years	7,380	3	—	7,383

Total	$38,170	$17	$(6)	$38,181

        The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,012	$3,012	$—	$—
U.S. government debt securities	22,970	—	22,970	—
Corporate notes	16,719	—	16,719	—
Certificates of deposit	6,429	—	6,429	—

Total assets	$49,130	$3,012	$46,118	$—

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,407	$1,407	$—	$—
U.S. government debt securities	22,289	—	22,289	—
Corporate notes	16,226	—	16,226	—
Certificates of deposit	467	—	467	—

Total assets	$40,389	$1,407	$38,982	$—

        There were no transfers in or out of Level 1 and Level 2 securities during the years ended December 31, 2013 and 2012.

Note 4: Acquisitions

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

Note 5: Patent Sale and License

        In December 2011, the Company entered into a patent purchase agreement for the sale of 43 United States and 30 related foreign memory technology patents for $35 million in cash and a license for the use of those patents in the Bandwidth Engine ICs and other limited uses. The Company recognized a $35.6 million gain on this transaction, which was recorded as a reduction of operating expenses in the consolidated statements of operations and comprehensive income (loss). The gain was comprised of the $35 million of cash proceeds, plus $0.8 million for the patent license, less transaction costs.

        Under the patent purchase agreement, the Company received a license to the sold patents to cover its Bandwidth Engine IC product line and technology partners, along with related rights to offer sublicenses to current and future partners. This right to use the patents was valued to be $0.8 million and has been recorded as an intangible asset, referred to as a patent license in Note 1. The value was determined based on the present value of the future cash flows that could potentially be generated by the patent license over its estimated remaining life. The patent license is being amortized over its estimated useful life of seven years.

Note 6: Sale of I/O Technology

        In March 2012, the Company entered into an asset purchase agreement for an exclusive license of a portion of its intellectual property pertaining to its high-speed serial I/O technology for approximately $4.3 million. As part of the agreement, the Company provided certain technology transfer support services, and 15 employees of the Company's India subsidiary accepted employment with the purchaser. The Company received approximately $2.2 million, net of transaction costs, in cash upon execution of the agreement. The agreement provided for an additional $1.9 million, referred to as the holdback payment, to be paid upon providing technology transfer support services, achievement of certain contractually agreed-upon development milestones and expiration of an indemnification period. In July 2012 and March 2013, $1.3 million and $0.6 million, respectively, of the holdback payments were received, and no further amounts are due to the Company. These amounts have been recorded as gains on sale of assets and reductions of operating expenses in the consolidated statements of operations and comprehensive income (loss).

Note 7: Income Taxes

        The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current portion:
Federal	$—	$(5)	$247
State	2	3	3
Foreign	69	112	38

	$71	$110	$288

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Federal and state loss carryforwards	$39,455	$30,977
Reserves, accruals and other	372	341
Depreciation and amortization	1,797	1,991
Deferred stock-based compensation	3,793	3,319
Research and development credit carryforwards	9,512	7,476
Foreign tax and other credits	1,326	1,326

Total deferred tax assets	56,255	45,430
Deferred tax liabilities:
Acquired intangible assets and other	1,618	1,652
Less: Valuation allowance	(54,637)	(43,778)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $10.9 million and $11.4 million for the years ended December 31, 2013 and December 31, 2012, respectively. The valuation allowance at December 31, 2013 includes $1.8 million related to stock option deductions incurred prior to January 1, 2006, the benefit of which will be credited to additional paid-in capital if they become realized.

        As of December 31, 2013, the Company had net operating loss carryforwards of approximately $103.6 million for federal income tax purposes and approximately $94.3 million for state income tax purposes. These losses are available to reduce future taxable income and expire at various times from 2014 through 2033. Approximately $5.6 million of federal net operating loss carryforwards and $4.8 million of state net operating loss carryforwards are related to excess tax benefits from stock-based compensation and will be charged to additional paid-in capital when realized.

        The Company also had federal research and development tax credit carryforwards of approximately $6.3 million, which will begin expiring in 2018, and California research and development credits of approximately $5.2 million, which do not have an expiration date. The Company had foreign tax credits available for federal income tax purposes of approximately $1.1 million which will begin to expire in 2014.

        The Company considers its undistributed earnings of its foreign subsidiary permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2013 the Company's unremitted earnings from its foreign subsidiary was $0.7 million. The determination of the unrecognized deferred U.S. income tax liability, if any, is not practicable.

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

        A reconciliation of income taxes provided at the federal statutory rate (35%) to actual income tax provision (benefit) follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax benefit computed at U.S. statutory rate	$(8,653)	$(9,626)	$4,040
Federal alternative minimum tax	—	—	247
State income tax (net of federal benefit)	2	2	2
Foreign income tax at rate different from U.S. statutory rate	(11)	(13)	(9)
Research and development credits	(1,196)	(691)	(1,254)
Foreign tax credit	—	—	(17)
Stock-based compensation	91	252	292
Amortization of intangible assets	(100)	(100)	(657)
Valuation allowance changes affecting tax provision	9,915	10,526	(2,363)
Other	23	(240)	7

Income tax provision	$71	$110	$288

        The domestic and foreign components of income (loss) before income tax provision were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$(24,906)	$(27,737)	$11,363
Non-U.S.	183	233	181

	$(24,723)	$(27,504)	$11,544

Note 8: Stock-Based Compensation

Equity Compensation Plans

Common Stock Option Plans

        In 2000, the Company adopted the 2000 Stock Plan, which was amended in 2004 (Amended 2000 Plan), and terminated in 2010. As of December 31, 2013, no options were available for future issuance under the Amended 2000 Plan and options to purchase approximately 1,879,000 shares were outstanding with a weighted-average exercise price of $3.79 per share. The Amended 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to the date of expiration.

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

        The exercise price of stock options granted under the 2010 Plan must be at least equal to the fair market value of the shares on the date of grant. Generally, options granted under the 2010 Plan will vest over a four-year period and will have a six or ten-year term. In addition, the 2010 Plan provides for automatic acceleration of vesting for options granted to non-employee directors upon a change of control of the Company.

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

Employee Stock Purchase Plan

        In June 2010, the Company's stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company's common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company's common stock either at the beginning or the end of each six-month offering period, whichever is less. On September 1, 2010, the Company commenced the first offering period under the ESPP. For the year ended December 31, 2013, approximately 275,000 shares of common stock were issued at an aggregate purchase price of approximately $0.8 million under the ESPP. For the year ended December 31, 2012, approximately 351,000 shares of common stock were issued at an aggregate purchase price of approximately $1.1 million under the ESPP. For the year ended December 31, 2011, approximately 313,000 shares of common stock were issued at an aggregate purchase price of approximately $1.1 million under the ESPP. As of December 31, 2013, there were approximately 1,061,000 shares authorized and unissued under the ESPP.

Stock-Based Compensation Expense

        The Company recorded $3.7 million, $3.8 million and $3.8 million of stock-based compensation expense in the years ended December 31, 2013, 2012 and 2011, respectively. The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the years ended December 31, 2013, 2012 and 2011, there were no such tax benefits associated with the exercise of stock options.

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

Valuation Assumptions and Expense Information for Stock-based Compensation

        The fair value of the Company's share-based payment awards for the years ended December 31, 2013, 2012 and 2011 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Year Ended December 31,
Employee stock options:	2013	2012	2011
Risk-free interest rate	0.5% - 1.7%	0.2% - 0.8%	0.2% - 1.7%
Volatility	57.7% - 62.9%	59.5% - 73.1%	40.7% - 65.4%
Expected life (years)	4.0-5.0	4.0	4.0
Dividend yield	0%	0%	0%

        The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the historical volatility of the Company's stock price over the expected term of the options. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends and has no intention to pay dividends in the near future.

        The stock-based compensation expense recorded is adjusted based on estimated forfeiture rates. An annualized forfeiture rate has been used as a best estimate of future forfeitures based on the Company's historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

        A summary of activity under the Plans is presented below (in thousands, except exercise price):

	Shares Available for Grant	Number of Options outstanding	Weighted Average Exercise Prices
Balance at December 31, 2010	3,650	5,594	$4.64
Additional authorized under the 2010 Plan	500	—	—
Options granted	(2,201)	2,201	$4.13
Options cancelled	743	(743)	$5.41
Options exercised	—	(524)	$3.34
Options expired	(715)	—	$5.41

Balance at December 31, 2011	1,977	6,528	$4.48
Additional authorized under the 2010 Plan	500	—	—
Options granted	(1,827)	1,827	$3.19
Options cancelled	1,217	(1,217)	$5.42
Options exercised	—	(266)	$2.38
Options expired	(602)	—	$6.89

Balance at December 31, 2012	1,265	6,872	$4.05
Additional authorized under the 2010 Plan	500	—	—
Restricted stock units granted	(35)	—	—
Options granted	(1,543)	1,543	$4.27
Options cancelled	1,123	(1,123)	$6.00
Options exercised	—	(565)	$3.05
Options expired	(888)	—	$6.49

Balance at December 31, 2013	422	6,727	$3.86

        A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2010	4,812	$2.92
Granted	400	$6.06
Cancelled	(48)	$1.54
Exercised	(349)	$1.55

Balance at December 31, 2011	4,815	$3.29
Granted	350	$3.92
Cancelled	(550)	$1.55
Exercised	(1,257)	$1.55

Balance at December 31, 2012	3,358	$4.29
Granted	347	$3.94
Cancelled	(7)	$3.45
Exercised	(520)	$3.28

Balance at December 31, 2013	3,178	$4.42

        A summary of restricted stock unit activity is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2009	46	$1.60
Vested	(15)	$1.60

Non-vested shares at December 31, 2010	31	$1.60
Vested	(16)	$1.60

Non-vested shares at December 31, 2011	15	$1.60
Vested	(12)	$1.62
Cancelled	(3)	$1.55

Non-vested shares at December 31, 2012	—	—
Granted	35	$4.46
Vested	(8)	$4.46

Non-vested shares at December 31, 2013	27	$4.46

        The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2013 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.50 - $3.23	2,846	3.28	$2.59	$8,330	1,807	2.63	$2.30	$5,814
$3.24 - $4.19	2,521	4.34	$3.77	$4,413	1,355	3.72	$3.76	$2,387
$4.20 - $5.61	3,621	3.93	$4.88	$2,422	2,493	1.95	$5.07	$1,240
$5.62 - $6.50	917	2.94	$5.98	—	672	2.80	$5.98	—

	9,905	3.76	$4.04	$15,165	6,327	2.61	$4.09	$9,441

        As of December 31, 2013, the Company had approximately 9.4 million shares subject to outstanding options fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 3.62 years, weighted average exercise price of $4.05 and aggregate intrinsic value of approximately $14.4 million.

        The total fair value of shares subject to outstanding options vested during the years ended December 31, 2013 and December 31, 2012 calculated using the Black-Scholes valuation method was $3.2 million and $2.4 million, respectively. The total intrinsic value of employee stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $2.7 million and $2.4 million, respectively.

        Options to purchase 6.4 million shares with weighted average exercised prices of $4.41 per share were exercisable at December 31, 2012. As of December 31, 2013, total compensation costs related to unvested, but not yet recognized, stock-based awards was $5.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.5 years and will be adjusted for subsequent change in estimated forfeitures.

Note 9: Stockholders' Equity

        In the second quarter of 2013, the Company completed a public offering and issued approximately 7.5 million shares of its common stock for approximately $27.7 million in net proceeds. The Company's chief executive officer purchased 250,000 shares at the public offering price.

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

Note 10: Retirement Savings Plan

        Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. No matching contributions were made by the Company in the years ended December 31, 2013, 2012 and 2011.

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

        The Company recognized revenue from licensing of its technologies or shipment of ICs to customers in North America, Asia and Europe as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Taiwan	$1,831	$1,700	$3,197
North America	1,318	2,511	5,476
Japan	1,207	1,571	4,700
Rest of Asia	42	214	7
Europe	—	86	727

Total	$4,398	$6,082	$14,107

        Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2013	2012	2011
Customer A	41%	28%	23%
Customer B	13%	26%	12%
Customer C	*	12%	17%

*
Represents percentage less than 10%.

        Two customers accounted for 96% of net accounts receivable at December 31, 2013. Three customers accounted for 100% of net accounts receivable at December 31, 2012.

        Net property and equipment, classified by major geographic areas, was as follows at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
	(in thousands)
U.S.	$610	$1,114
Non-U.S.	96	124

Total	$706	$1,238

Note 12: Commitments and Contingencies

Leases and Purchase Commitments

        The Company leases its facilities under non-cancelable operating leases that expire at various dates through 2020. Rent expense was approximately $822,000, $895,000 and $915,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

        Future minimum lease payments under non-cancelable operating leases and purchase commitments are as follows (in thousands):

Year ended December 31,	Operating leases	Purchase commitments	Total
2014	$756	$2,875	$3,631
2015	713	2,565	3,278
2016	735	368	1,103
2017	756	—	756
2018	734	—	734
Thereafter	1,270	—	1,270

Total minimum payments	$4,964	$5,808	$10,772

        Purchase commitments include licenses related to computer-aided design tools payable through March 2016.

Indemnification

        In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company's consolidated financial statements for the years ended December 31, 2013, 2012 or 2011 related to these indemnifications.

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

        In September 2010, a claimant filed suit against the Company seeking a contractual payment of approximately 200,000 shares of the Company's common stock, among other claims. In November 2010, the suit went to arbitration, and, in December 2010, the Company filed a counter claim against the claimant. On April 3, 2012, the arbitrator ruled against the Company and awarded the claimant a cash award of approximately $1.4 million, which was paid in the second quarter of 2012 and has been recorded as a repurchase of common stock in the consolidated statements of cash flows. The Company repurchased the disputed shares in the second quarter of 2012, and the shares were retired. In the first quarter of 2012, the value of the disputed shares, $0.8 million as of the arbitration settlement date, was recorded as a reduction to stockholders' equity as a stock repurchase. The remaining amount of $0.6 million was recorded as a selling, general and administrative expense in the Company's consolidated statements of operations and comprehensive income (loss).

Note 13: Related Party Transactions

        In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (Credo), a privately-funded, fabless semiconductor company, to develop, market and sell integrated circuits. Two of the Company's executive officers between them loaned a total of $250,000 to Credo for a portion of the seed funding needed by Credo to commence its integrated circuit design efforts. These loans may be converted into minority equity interests in Credo. The agreement called for the Company to make payments to Credo upon Credo achieving certain development and verification milestones towards the development of IC products and provides the Company with exclusive sales and marketing rights for such IC products. In 2012, Credo achieved a number of the milestones set forth in the agreement, and the Company paid Credo $1.1 million. In 2013, the Company paid Credo an additional $1.4 million for achievement of additional development milestones, as well as for mask costs and wafer purchases from third-party vendors. All amounts incurred have been recorded as research and development expenses. In the first half of 2013, the Company announced prototype samples of SerDes products developed pursuant to the strategic development and marketing agreement. Under the agreement, the first $2.3 million of gross profits generated by the sale of these integrated circuits will be retained by the Company, and, thereafter, the gross profits will be shared equally by the Company and Credo. As of December 31, 2013, $0.2 million of future payments were recorded as a current liability.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions		Deductions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Amounts recovered	Amounts written off	Balance at end of period
Allowance for doubtful accounts
Year ended December 31, 2013	$—	$—	$—	$—	$—	$—
Year ended December 31, 2012	$—	$—	$—	$—	$—	$—
Year ended December 31, 2011	$125	$—	$—	$(125)	$—	$—

INDEX OF EXHIBITS

2.1(1)	Agreement and Plan of Merger by and among MoSys, Inc., MLI Merger Corporation, MagnaLynx, Inc., and the Representative of the Shareholders of MagnaLynx, Inc. dated as of March 24, 2010
3.1(2)	Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
4.1(4)	Specimen common stock certificate
4.2(5)	Rights Agreement, dated November 10, 2010, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.2.1(5)	Form of Right Certificate
4.2.2(5)	Summary of Rights to Purchase Preferred Shares
4.4.3(6)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.4(7)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
10.1(4)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers
10.2	Reserved
10.3(8)*	2000 Stock Option Plan and form of Option Agreement thereunder
10.3.1(9)*	Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.4(10)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.5(11)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(12)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.7.1(13)*	New Employee Inducement Grant Stock Option Agreements between Registrant and Leonard Perham dated as of November 28, 2007
10.7.2(14)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.7.3(15)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Leonard Perham dated as of November 28, 2007
10.8(16)*	Employment offer letter agreement between Registrant and James Sullivan dated December 21, 2007
10.9(17)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.10(18)*	2010 Equity Incentive Plan
10.11(19)*	Form of Option Agreement for Stock Option Grant pursuant to 2010 Equity Incentive Plan
10.12(20)*	2010 Employee Stock Purchase Plan
10.13	Reserved
10.14(21)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.15(22)	Lease Agreement between Registrant and M West Propco XII, LLC. dated July 19, 2010
10.16(23)*	Employment offer letter agreement between Registrant and Thomas Riordan dated May 6, 2011
10.17(23)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Thomas Riordan dated May 10, 2011
10.18	Reserved
10.19(24)*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)

10.20(25)*	Stock Option Agreement between Registrant and Leonard Perham dated as of November 1, 2011
10.21(26)*	Stock Option Agreement between Registrant and Thomas Riordan dated as of December 21, 2011
10.22(27)	Form of Indemnification Agreement used from June 5, 2012
10.23(28)*	Advisor agreement between Registrant and David DeMaria dated January 25, 2013
10.24*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 2010 Equity Incentive Plan
10.25*	Employment offer letter agreement between Registrant and John Monson dated February 21, 2012
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(19)
Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).

(20)
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

(21)
Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 5, 2009 (Commission File No. 333-159753).

(22)
Incorporated by reference to Exhibit 10.35 to Form 8-K filed by the Company on July 22, 2010 (Commission File No. 000-32929).

(23)
Incorporated by reference to Exhibit 10.35 to Form 10-Q filed by the Company on August 8, 2011 (Commission File No. 000-32929).

(24)
Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).

(25)
Incorporated by reference to Exhibit 10.20 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(26)
Incorporated by reference to Exhibit 10.21 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(27)
Incorporated by reference to Exhibit 10.22 to Form 10-Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).

(28)
Incorporated by reference to Exhibit 10.23 to Form 10-Q filed by the Company on May 3, 2013 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.