Form 10-Q
period 2014-03-31
MoSys, Inc.
filed 2014-05-12
CIK 890394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 49,485,864 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q
March 31, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$2,113	$4,364
Short-term investments	32,739	32,192
Accounts receivable, net	353	148
Inventory	924	567
Prepaid expenses and other current assets	1,052	1,104
Total current assets	37,181	38,375

Long-term investments	10,824	13,926
Property and equipment, net	697	706
Goodwill	23,134	23,134
Intangible assets, net	1,405	1,655
Other assets	204	193
Total assets	$73,445	$77,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$825	$276
Accrued expenses and other liabilities	1,845	1,909
Deferred revenue	155	170
Total current liabilities	2,825	2,355

Long-term liabilities	224	216
Commitments and contingencies (Note 3)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 49,478 shares and 48,894 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	495	489
Additional paid-in capital	195,791	192,723
Accumulated other comprehensive income	4	13
Accumulated deficit	(125,894)	(117,807)
Total stockholders’ equity	70,396	75,418
Total liabilities and stockholders’ equity	$73,445	$77,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Net revenue
Product	$581	$61
Royalty and other	751	1,274
Total net revenue	1,332	1,335

Cost of net revenue	577	19

Gross profit	755	1,316

Operating expenses
Research and development	7,054	5,320
Selling, general and administrative	1,797	1,623
Gain on sale of assets	—	(630)
Total operating expenses	8,851	6,313

Loss from operations	(8,096)	(4,997)
Other income, net	30	20
Loss before income taxes	(8,066)	(4,977)
Income tax provision	21	20

Net loss	(8,087)	(4,997)

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	(9)	4
Comprehensive loss	$(8,096)	$(4,993)

Net loss per share
Basic and diluted	$(0.16)	$(0.12)
Shares used in computing net loss per share
Basic and diluted	49,174	40,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,087)	$(4,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	211
Stock-based compensation	1,491	888
Amortization of intangible assets	250	250
Gain on sale of assets	—	(630)
Other non-cash items	—	5
Changes in assets and liabilities:
Accounts receivable	(205)	219
Prepaid expenses and other assets	158	(88)
Inventory	(80)	(10)
Deferred revenue	(15)	(145)
Accounts payable	99	1,202
Accrued expenses and other liabilities	(56)	(1,892)
Net cash used in operating activities	(6,337)	(4,987)

Cash flows from investing activities:
Purchases of property and equipment	(84)	(57)
Net proceeds from sale of assets	—	630
Proceeds from sales and maturities of marketable securities	13,531	15,589
Purchases of marketable securities	(10,985)	(9,433)
Net cash provided by investing activities	2,462	6,729

Cash flows from financing activities:
Proceeds from issuance of common stock	1,624	1,008
Net cash provided by financing activities	1,624	1,008

Net (decrease) increase in cash and cash equivalents	(2,251)	2,750

Cash and cash equivalents at beginning of period	4,364	2,529
Cash and cash equivalents at end of period	$2,113	$5,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the “Company”) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company’s strategy and primary business objective is to be an IP-rich fabless semiconductor company focused on the development and sale of integrated circuit (IC) products. Prior to 2011, the Company’s primary business activities were designing, developing, marketing and licensing high-performance semiconductor memory and high-speed parallel and serial interface, or SerDes, intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. Since 2011, the Company has developed two IC product lines under the “Bandwidth Engine” and “LineSpeed” product names. Bandwidth Engine ICs combine the Company’s proprietary high-density embedded memory with its high-speed 10 gigabits per second and higher interface technology. In March 2013, the Company announced the LineSpeed IC product line, which is comprised of non-memory based, high-speed SerDes devices with gearbox or retimer functionality that convert lanes of data received on line cards into different configurations and/or ensure signal integrity. Both product lines are initially being marketed to networking and telecommunications systems companies. The Company’s future success and ability to achieve and maintain profitability depends on its success in developing a market for its ICs.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year is the calendar year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification includes reclassifying inventory as a separate line item, which was previously included in the prepaid expenses and other current assets line item of the condensed consolidated balance sheets.  Revenue line items have been reclassified to create a separate line item for product revenue and to include licensing revenue in the royalty and other line item.  The amounts for the prior periods have been reclassified to be consistent with the current year presentation and have no impact on previously reported total assets, total stockholders’ equity or net loss.

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

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for- sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at March 31, 2014 and December 31, 2013.

Revenue Recognition

General

The Company generates revenue from the sales of IC products and licensing of its IP. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements or customer purchase orders.

Royalty

The Company’s licensing contracts typically also provide for royalties based on the licensee’s use of the Company’s memory technology in their currently shipping commercial products. The Company recognizes royalties in the quarter in which it receives the licensee’s report.

IC products

The Company sells products both directly to customers, as well as through distributors. Revenue from sales directly to customers is generally recognized at the time of shipment. The Company records an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale. IC product revenue and costs relating to sales made through distributors with rights of return or stock rotation are deferred until the distributors sell the product to end customers due to the Company’s inability to estimate future returns and credits to be issued. Distributors are generally able to return up to 10% of their purchases for slow, non-moving or obsolete inventory for credit every six months. At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment. Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand. The associated deferred margin is included in the deferred revenues line item in the condensed consolidated balance sheets. The Company recorded initial IC product revenue in 2012, and a reserve for returns has been recorded due to the product’s early stage deployment in customer systems.

Licensing

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For stand-alone license agreements or license deliverables in multi-deliverable arrangements that do not require significant development, modification or customization, revenues are recognized when all revenue recognition criteria have been met. Delivery of the licensed technology is typically the final revenue recognition criterion met, at which time revenue is recognized. If any of the criteria are not met, revenue recognition is deferred until such time as all criteria have been met. Support and maintenance revenue is recognized ratably over the period during which the obligation exists, typically 12 months. Licensing revenue was $41,000 and $188,000 for the three months ended March 31, 2014 and 2013, respectively.

Cost of Net Revenue

Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically includes engineering support to assist in the commencement of production of a licensee’s products.

Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment in the second step of the analysis, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed step one of the annual impairment test in September 2013, and concluded no factors indicated impairment of goodwill. As of March 31, 2014, the Company had not identified any factors to indicate there was an impairment of its goodwill and determined that no additional impairment analysis was required.

Intangible Assets

Intangible assets acquired in business combinations, referred to as purchased intangible assets, are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets relating to business combinations and the patent license were as follows (dollar amounts in thousands):

	March 31, 2014
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$8,364	$876
Patent license	7	780	251	529
Total		$10,020	$8,615	$1,405

	December 31, 2013
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$8,142	$1,098
Patent license	7	780	223	557
Total		$10,020	$8,365	$1,655

Amortization expense has been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.  The estimated aggregate amortization expense to be recognized in future years is approximately $0.8 million for the remainder of 2014, $0.3 million for 2015 and $0.1 million annually for 2016, 2017 and 2018.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of March 31, 2014 and 2013, stock awards to purchase approximately 10,173,000 and 9,970,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the condensed consolidated statements of operations and comprehensive loss.  All amounts recorded in the three months ended March 31, 2014 and 2013 are not considered significant.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were as follows (in thousands):

	March 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$2,113	$—	$—	$2,113
Short-term investments:
U.S. government debt securities	$15,943	$7	$(1)	$15,949
Corporate notes	12,558	13	—	12,571
Certificates of deposit	4,219	1	(1)	4,219
Total short-term investments	$32,720	$21	$(2)	$32,739
Long-term investments:
U.S. government debt securities	$2,801	$—	$(6)	$2,795
Corporate notes	6,838	4	(11)	6,831
Certificates of deposit	1,200	—	(2)	1,198
Total long-term investments	$10,839	$4	$(19)	$10,824

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$4,364	$—	$—	$4,364
Short-term investments:
U.S. government debt securities	$19,944	$11	$(1)	$19,954
Corporate notes	7,245	2	(2)	7,245
Certificates of deposit	4,994	1	(2)	4,993
Total short-term investments	$32,183	$14	$(5)	$32,192
Long-term investments:
U.S. government debt securities	$3,016	$—	$—	$3,016
Corporate notes	9,466	9	(1)	9,474
Certificates of deposit	1,440	—	(4)	1,436
Total long-term investments	$13,922	$9	$(5)	$13,926

U.S. government debt securities include securities for government-sponsored enterprises and state and local municipalities.

The estimated fair values of available-for-sale securities with unrealized losses were as follows (in thousands):

	March 31, 2014
	Cost	Unrealized Losses	Fair Value
Short-term investments:
U.S. government debt securities	$2,012	$(1)	$2,011
Certificates of deposit	2,600	(1)	2,599
Total short-term investments	$4,612	$(2)	$4,610
Long-term investments:
U.S. government debt securities	$2,801	$(6)	$2,795
Corporate notes	4,827	(11)	4,816
Certificates of deposit	1,200	(2)	1,198
Total long-term investments	$8,828	$(19)	$8,809

	December 31, 2013
	Cost	Unrealized Losses	Fair Value
Short-term investments:
U.S. government debt securities	$5,289	$(1)	$5,288
Corporate notes	3,844	(2)	3,842
Certificates of deposit	3,080	(2)	3,078
Total short-term investments	$12,213	$(5)	$12,208
Long-term investments:
U.S. government debt securities	$1,253	$—	$1,253
Corporate notes	1,001	(1)	1,000
Certificates of deposit	1,440	(4)	1,436
Total long-term investments	$3,694	$(5)	$3,689

As of March 31, 2014 and December 31, 2013, all of the available-for-sale securities with unrealized losses were in a loss position for less than 12 months.

Cost and fair value of investments based on two maturity groups were as follows (in thousands):

	March 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$32,720	$21	$(2)	$32,739
Due in 1-2 years	10,839	4	(19)	10,824
Total	$43,559	$25	$(21)	$43,563

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$32,183	$14	$(5)	$32,192
Due in 1-2 years	13,922	9	(5)	13,926
Total	$46,105	$23	$(10)	$46,118

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,167	$1,167	$—	$—
Certificates of deposit	5,417	—	5,417	—
Corporate notes	19,902	—	19,902	—
U.S. government debt securities	18,744	—	18,744	—
Total assets	$45,230	$1,167	$44,063	$—

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,012	$3,012	$—	$—
U.S. government debt securities	22,970	—	22,970	—
Corporate notes	16,719	—	16,719	—
Certificates of deposit	6,429	—	6,429	—
Total assets	$49,130	$3,012	$46,118	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2014 and 2013.

Note 3. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2014 or 2013 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any material payments related to these indemnification agreements.

Legal Matters

The Company is not a party to any material legal proceeding that the Company believes is likely to have a material adverse effect on its condensed consolidated financial position or results of operations. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

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

The Company recognized revenue from licensing of its technologies or shipment of ICs to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Japan	$623	$534
Taiwan	337	448
North America	350	348
Rest of Asia	11	5
Europe	11	—
Total net revenue	$1,332	$1,335

Customers who accounted for at least 10% of total net revenue were as follows:

	Three Months Ended March 31,
	2014	2013
Customer A	38%	*
Customer B	24%	33%
Customer C	20%	13%
Customer D	*	14%
Customer E	*	11%

*Represents less than 10%

Two customers accounted for 93% of net accounts receivable at March 31, 2014. Two customers accounted for 96% of net accounts receivable at December 31, 2013.

Note 5. Income Tax Provision

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The Company is currently under tax examination in India.  The 2003 through 2013 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As of March 31, 2014, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 6. Stock-Based Compensation

The Company recorded approximately $1.5 million and $0.9 million of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of March 31, 2014 was $5.1 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.38 years.  The expense related to restricted stock units is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of March 31, 2014 was $1.5 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 2.95 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three months ended March 31, 2014 and 2013, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Common Stock Options and Restricted Stock

A summary of the option activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and 2010 Equity Incentive Plan (2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2013	422	6,727	$3.86
Additional shares authorized under the 2010 Plan	500	—	—
Restricted stock units granted	(499)	—	—
Options granted	(49)	49	$4.69
Options cancelled	60	(60)	3.42
Options exercised	—	(300)	$3.58
Options expired	(60)	—	3.42
Balance at March 31, 2014	374	6,416	$3.89

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

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2013	3,178	$4.42
Granted	118	$5.22
Cancelled	(40)	$4.47
Exercised	(32)	$3.88
Balance at March 31, 2014	3,224	$4.46

A summary of restricted stock unit activity is presented below (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2013	27	$4.46
Granted	499	$4.62
Vested	(122)	$4.62
Non-vested shares at March 31, 2014	404	$4.61

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2014 (in thousands, except contractual life and exercise price):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.50 - $3.23	2,735	3.04	$2.60	$5,313	1,789	2.45	$2.33	$3,948
$3.24 - $4.25	2,565	4.13	$3.81	1,866	1,508	4.00	$3.83	1,074
$4.26 - $5.61	3,400	4.24	$4.94	150	2,269	2.00	$5.15	72
$5.62 - $6.50	940	2.87	$5.98	—	719	2.59	$5.98	—
	9,640	3.74	$4.08	$7,329	6,285	2.68	$4.13	$5,094

As of March 31, 2014, the Company had 9.3 million shares subject to outstanding options fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 3.62 years, weighted average exercise price of $4.08 and aggregate intrinsic value of $7.1 million.

The total fair value of shares subject to outstanding options vested during the three months ended March 31, 2014 and 2013 calculated using the Black-Scholes valuation method was $0.8 million for each period. The total intrinsic value of employee stock options exercised during the three months ended March 31, 2014 and 2013 was $0.5 million and $0.4 million, respectively.

Valuation Assumptions

The fair value of the Company’s share-based payment awards for the three months ended March 31, 2014 and 2013 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Three Months Ended March 31,
Employee stock options:	2014	2013
Risk-free interest rate	1.5% - 1.7%	0.6%
Volatility	56.9% - 57.5%	58.5% - 59.1%
Expected life (years)	4.0-5.0	4.0
Dividend yield	0%	0%

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

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. On September 1, 2010, the Company commenced the first offering period under the ESPP. On February 28, 2014, approximately 140,000 shares of common stock were issued at an aggregate purchase price of $434,000 under the ESPP.  As of March 31, 2014, there were approximately 920,000 shares authorized and unissued under the ESPP.

Note 7. Related Party Transactions

In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (Credo), a privately- funded, fabless semiconductor company, to develop, market and sell integrated circuits. Two of the Company’s executive officers between them loaned a total of $250,000 to Credo for a portion of the seed funding needed by Credo to commence its integrated circuit design efforts. These loans may be converted into minority equity interests in Credo. The agreement and its amendments calls for the Company to make payments to Credo upon Credo achieving certain development and verification milestones towards the development of IC products and provides the Company with exclusive sales and marketing rights for such IC products. To date, the Company has paid Credo $2.8 million for achievement of additional development milestones, as well as for mask costs and wafer purchases from third-party vendors. All amounts incurred have been recorded as research and development expenses. Under the agreement, the first $2.5 million of gross profits generated by the sale of these integrated circuits will be retained by the Company, and, thereafter, the gross profits will be shared equally by the Company and Credo. In the first half of 2013, the Company announced prototype samples of SerDes products developed pursuant to the strategic development and marketing agreement.

Note 8. Inventory

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Work-in-process	$845	$542
Finished goods	79	25
	$924	$567

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in Risk Factors and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

Our strategy and primary business objective is to be an IP-rich fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Prior to 2011, our primary business activities were designing, developing, marketing and licensing high-performance semiconductor memory and high-speed parallel and serial interface, or SerDes I/O, intellectual property (IP) used by semiconductor industry and communications, networking and storage equipment manufacturers.  Since 2011, we have developed two IC product lines under the “Bandwidth Engine®” and “LineSpeed™” product names. Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory and high-speed serial interface with our intelligent access technology and a highly efficient interface protocol. In March 2013, we announced the LineSpeed IC product line, which is comprised of non-memory, high-speed SerDes I/O devices with gearbox and retimer functionality, which convert lanes of data received on line cards into different configurations and/or ensure signal integrity. Certain SerDes products have been developed under a strategic development and marketing agreement with Credo Semiconductor Ltd., or Credo. For those products developed by Credo, the first $2.5 million of gross profits generated by us from the sale of these products will be retained by us as reimbursement of the development costs. Thereafter, all gross profits from the sale of the Credo-developed products worldwide will be shared equally by Credo and us.

Revenue from sales of our IC products is increasing, as we continue to support existing design-win customers and actively pursue additional design wins for the use of our ICs in networking and communication equipment. We have established initial pricing of our IC products ordered to date, but longer-term volume prices will be subject to negotiations with our customers and may vary substantially from these initial prices. Our future success and ability to achieve and maintain profitability will be dependent on the manufacturing, marketing and sales of our IC products into networking, communications and other end- customer applications markets requiring high performance.

Sources of Revenue

IC product.  IC product revenue is generally recognized at the time of shipment to our customers. An estimated allowance is recorded, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale.  IC product revenue and costs relating to sales made through distributors with rights of return and stock rotation are deferred until the distributors sell the product to end customers due to our inability to estimate future returns and credits to be issued.  At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, inventory is relieved, as legal title to the inventory is transferred upon shipment, and the associated deferred margin is recorded as deferred revenues in the condensed consolidated balance sheets.  Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers.

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

Licensing.  Licensing revenue, which is included in royalty and other revenue, consists of fees earned from license agreements, development services, prepaid pre-production royalties, and support and maintenance.  Our licensing revenue consists primarily of fees for providing circuit design, layout and design verification and granting licenses to customers that embed our technology into their products. The vast majority of our contracts allow for milestone billing based on work performed. Fees billed prior to revenue recognition are recorded as deferred revenue.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue.

	Three Months Ended March 31,		Year-Over-Year Change
	2014	2013	2013 to 2014
	(dollar amounts in thousands)
Product	$581	$61	$520	852%
Percentage of total net revenue	44%	5%

Product revenue increased due to increased volume of shipments as customers commence production.

	Three Months Ended March 31,		Year-Over-Year Change
	2014	2013	2013 to 2014
	(dollar amounts in thousands)
Royalty and other	$751	$1,274	$(523)	(41)%
Percentage of total net revenue	56%	95%

Royalty and other revenue include revenues generated from licensing agreements.  Royalty and other revenue decreased primarily due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	Three Months Ended March 31,		Year-Over-Year Change
	2014	2013	2013 to 2014
	(dollar amounts in thousands)
Cost of net revenue	$577	$19	$558	2937%
Percentage of total net revenue	43%	1%

	Three Months Ended March 31,		Year-Over-Year Change
	2014	2013	2013 to 2014
	(dollar amounts in thousands)
Gross profit	$755	$1,316	$(561)	(43)%
Percentage of total net revenue	57%	99%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue increased for the three months ended March 31, 2014, compared with the same period of 2013, primarily due to the increase in product material and testing costs related to IC shipments.

Gross profit decreased for the three months ended March 31, 2014, compared with the same period of 2013, primarily due to the decrease in our royalty revenue, which has no associated costs, coupled with the increase in IC shipments.  Gross margin percentage decreased for the three months ended March 31, 2014, compared with the same period of 2013, primarily due to the shift in revenue mix from royalty revenue, which has no associated costs, to product revenue.

Research and Development.

	Three Months Ended March 31,		Year-Over-Year Change
	2014	2013	2013 to 2014
	(dollar amounts in thousands)
Research and development	$7,054	$5,320	$1,734	33%
Percentage of total net revenue	530%	399%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The $1.7 million increase was primarily due to an increase in stock-based compensation charges, computer-aided design software tools, personnel-related expenses and development costs of our Bandwidth Engine and LineSpeed Gearbox IC products. R&D expense is expected to fluctuate in absolute dollars primarily due to timing of masks and test chip expenditures related to tape-outs of new IC products. Tape-outs of new products also drive higher computer-aided design and consulting costs.

Research and development expenses included stock-based compensation expense of $1.1 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Selling, General and Administrative.

	Three Months Ended March 31,		Year-Over-Year Change
	2014	2013	2013 to 2014
	(dollar amounts in thousands)
Selling, general and administrative	$1,797	$1,623	$174	11%
Percentage of total net revenue	135%	122%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The $0.2 million increase was primarily due to the increase in stock-based compensation charges.

Selling, general and administrative expenses included stock-based compensation expense of $0.4 million and $0.3 million for the three month periods ended March 31, 2014 and 2013.

Other Income, net.

	Three Months Ended March 31,		Year-Over-Year Change
	2014	2013	2013 to 2014
	(dollar amounts in thousands)
Other income, net	$30	$20	$10	50%
Percentage of total net revenue	2%	1%

Other income, net primarily consisted of interest income on our investments, partially offset by other non-operating items.

Income Tax Provision.

	Three Months Ended March 31,		Year-Over-Year Change
	2014	2013	2013 to 2014
	(dollar amounts in thousands)
Income tax provision	$21	$20	$1	5%
Percentage of total net revenue	2%	1%

The provision for the three months ended March 31, 2014 and 2013 was primarily attributable to taxes on earnings of our foreign subsidiaries and branches. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses, which are primarily generated in the United States. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2014, we had cash, cash equivalents and long and short-term investments of $45.7 million and had total working capital of $34.4 million. Our primary capital requirements are to fund working capital, including development of our IC products, and any acquisitions that we make that require cash consideration or expenditures.

Net cash used in operating activities was $6.3 million for the first three months of 2014, which primarily resulted from our net loss of $8.1 million and $0.1 million in the net reduction in assets and liabilities, partially offset by non-cash charges, including stock-based compensation expense of $1.5 million and depreciation and amortization expenses of $0.4 million.  The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers and payments to vendors.

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

Net cash provided by investing activities was $2.5 million for the first three months of 2014, and included net amounts transferred to cash and cash equivalents from investments of $2.6 million, which did not impact our liquidity, partially offset by $0.1 million for purchases of fixed assets.

Net cash provided by investing activities was $6.7 million for the first three months of 2013, and included net amounts transferred to cash and cash equivalents from investments of $6.2 million that did not impact our liquidity and $0.6 million in proceeds from the sale of assets.

Our financing activities in the first three months of 2014 and 2013 primarily consisted of proceeds from the exercise of stock options and our employee stock purchase plan.

Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including:

•                  level of revenue;

•                  cost, timing and success of technology development efforts;

•                  inventory levels, timing of product shipments and length of billing and collection cycles;

•                  fabrication costs, including mask costs of our ICs, currently under development;

•                  variations in manufacturing yields, materials costs and other manufacturing risks;

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

We expect our cash expenditures to continue to exceed receipts in 2014 as our revenues will not be sufficient to offset our operating expenses, which include significant research and development expenditures for the expansion and fabrication of our IC products. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future.  There can be no assurance that our capital is sufficient to fund operations until such time as we begin to achieve positive cash flows. Our previous shelf registration statement declared effective in November 2010 was fully utilized and expired in 2013. We expect to file a new shelf registration statement to enable us to raise additional capital in the future.  However, there can be no assurance that such funding will be available to us on favorable terms, if at all.  The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2014 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,819	$766	$1,480	$1,491	$1,082
Software licenses	5,169	2,937	2,232
Wafer purchase obligations	874	874	—	—	—
	$10,862	$4,577	$3,712	$1,491	$1,082

As of March 31, 2014, our software licenses related to computer-aided design software.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, corporate debt, government agency and municipal debt securities. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $45.2 million as of March 31, 2014 and earned an average annual interest rate of approximately 0.3% during the first three months of 2014, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first quarter of 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 14, 2014.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2014		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.