Form 10-K
period 2014-12-31
MoSys, Inc.
filed 2015-03-13
CIK 890394

Use these links to rapidly review the document

Part IV
MOSYS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year December 31, 2014 or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2014 was $187,432,524 based upon the last sale price reported for such date on the Global Select Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of March 6, 2015, 64,629,354 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2015 Annual Meeting of Stockholders to be held on or about June 3, 2015 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

        MoSys®,1T-SRAM®, Bandwidth Engine® and GigaChip® are registered trademarks of MoSys, Inc. LineSpeed™ is a trademark of MoSys, Inc.

Item 1.    Business

Overview

        MoSys, Inc., together with its subsidiaries (MoSys, the Company, we, our or us), is a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. We have developed two IC product lines under the Bandwidth Engine and LineSpeed product names. Bandwidth Engine ICs combine our proprietary 1T-SRAM high-density embedded memory, integrated macro functions and high-speed serial interface, or I/O, with our intelligent access technology and a highly efficient interface protocol. As the bandwidth requirements and amount of packet processing increase in high-speed networking systems, critical memory access bottlenecks can occur. Our Bandwidth Engine IC, with its combination of serial I/O, high-speed memory, offload functions and efficient, intelligent access, drastically increases memory accesses per second, removing these bottlenecks. The LineSpeed IC product line, which was announced in March 2013, is comprised of non-memory, high-speed SerDes I/O devices with gearbox and retimer functionality, which convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity. These ICs are designed for next-generation Ethernet and optical transport network applications. We are currently supporting existing design win customers and actively pursuing additional design wins for the use of our ICs in networking and communication equipment. We have established initial pricing of our IC products ordered to date, but longer-term volume prices will be subject to negotiations with our customers and may vary substantially from these initial prices.

        Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and serial I/O used in advanced systems-on-chips, or SoCs. Currently, we are focused on developing differentiated IP-rich IC products and are dedicating all our research and development, marketing and sales budget to these IC products. While royalty and other revenue generated from our existing IP agreements represented 58% of our total revenue in 2014, we expect royalty and other revenue to decline in 2015.

        Our future success and ability to achieve and maintain profitability will be dependent on the marketing and sales of our IC products into networking, communications and other markets. Since the beginning of 2010, we have invested substantially all of our of our research and development resources towards development of our ICs, and as of the end of 2012 had ceased our efforts to actively market our IP and establish license agreements for customers' new SoC development projects.

Industry Background

        The amount of data being transferred by networking, storage and computing systems is increasing rapidly, primarily driven by the growth of the Internet and demand for real-time processing of bandwidth intensive applications, such as video-on-demand, Internet protocol TV, peer-to-peer and cloud computing, web2.0 applications, 4G/LTE wireless, voice-over-Internet protocol, and many others. In order to meet these demands, the network backbone, access, storage and data center infrastructure must scale in bandwidth and processing capability. In addition, system designers face the challenge of increasing the throughput of all subsystems for a variety of applications, such as video games, medical record and imaging transfers, and file sharing. These increased demands strain communication between onboard IC devices, limiting the data throughput in network switches and routers and the network backbone.

        To meet these demands, carrier and enterprise networks are undergoing significant changes and, most significantly, are migrating to packet-based Ethernet networks that enable higher throughput, lower cost and uniform technology across access, core and metro network infrastructure. These networks are now being designed to deliver voice, video and high-speed Internet access on one converged, efficient and flexible network. These trends require networking systems, especially the high-speed switches and routers that primarily comprise these networks, to comply with evolving market requirements and be capable of providing new services better quality of service while supporting new protocols and standards. To support these trends, OEM network and telecommunications equipment manufacturers, such as Alcatel-Lucent, Brocade Communications Systems, Inc., Cisco Systems, Inc., Tel. LM Ericsson, Fujitsu Ltd., Hitachi Ltd., Huawei Technologies, Juniper Networks, Inc., Nokia Siemens Networks, and ZTE Corporation, must offer higher levels of packet forwarding rates, bandwidth density and be optimized to enable higher-density, lower power data path connectivity in the next generations of their networking systems. This in turn requires new generations of packet processors and improved memory subsystems to enable system performance in support of these increased demands.

        Networking and telecommunications systems must operate at higher speed and performance levels. These systems and their component line cards will generally need to support aggregate rates of 100 Gbps and above to meet the continued growth in network traffic. Several types of semiconductors are included on each line card, including physical interface electronics, one or more packet processors and multiple memory chips. Packet processors are complex ICs or IC chipsets developed using field programmable gate arrays, or FPGAs, application- specific integrated circuits, or ASICs, application specific standard products, or ASSPs, or network processing units, or NPUs, that perform high speed processing for functions, such as traffic routing, shaping, metering, billing, statistics, detection and steering. The line cards use various types of memory ICs to facilitate the temporary storage and assist in the analysis and tracking of information embedded within each packet flowing through the processors. After a packet enters the line card through a physical interface, a packet or data processor helps separate the packet into smaller pieces for rapid analysis. Typically, the data is broken up into the packet header, which contains vital information on packet destination and type, such as the Internet protocol address and payload, which contains the data being sent. Generally, the line card operations must occur at full data rates and typically requires accessing memory ICs many times. Simultaneously, the packet's payload, which may be substantially larger than the packet header, is also stored in memory ICs until processing is complete and the packet can re-combined and sent from the system. Within the line card, communication between the packet processor and memory ICs occurs through either a parallel or serial interface. Combinations of physical pins on each type of chip are grouped together in a parallel or serial architecture to form a pathway, called a bus, through which information is transferred from one IC to the next.

        Today, the majority of physical buses that connect networking equipment and components use a parallel architecture to communicate between processors and memory ICs, which means information can travel only in one direction and in one instance at a time. As processing speeds increase, in a parallel architecture the number of pins required and the speed of the bus become a limitation on system performance and capability. In a serial architecture, the number of connections is reduced substantially across fewer, higher-rate pins and data is transferred simultaneously in both directions. High speed serial bus architectures and more advanced I/O protocols must be supported by the various ICs included on the line card in order to remove the bottleneck and meet next generation bandwidth requirements.

        The majority of networking systems sold and in operation today includes line cards that process data at speeds of 10 gigabits per second, or Gbps, to 100 Gbps, supporting many aggregated slower ports. To accommodate the substantial and growing increase in demand for networking communications and applications, networking systems manufacturers are developing and bringing to market next-generation systems that run at aggregate speeds of 100 to 400 Gbps with plans to scale to thousands of Gbps, or Terabits, per second. However, although processor performance in applications such as computing and networking has continued to nearly double every 18 months, or even sooner, the performance of memory technology has generally been able to double once every 10 years. Existing memory IC solutions based on parallel I/O architecture easily support speeds up to 40 Gbps, but are not optimal for meeting speeds of 100 Gbps and beyond due to system-level limitations for pin counts, power and performance.

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

        Substantially all of these DRAM and SRAM memory ICs use parallel interfaces, which are slower than serial interfaces and will be increasingly challenged to meet the performance, pin count, area and power requirements as networking systems expand beyond 100 Gbps. The result is a gap between processor and memory performance. To meet the higher performance requirements being demanded by the industry, while using current components and architectural approaches, system designers must add more discrete memory ICs to the line cards and/or add more embedded memory on the packet processor. This results in higher cost and power consumption, the use of more space on the line cards and additional communication interference between the ICs, which in turn results in additional bandwidth limitation problems.

        We have developed our Bandwidth Engine and LineSpeed families of ICs to synergistically address the need for high-speed data access and throughput currently confronting networking system designers. We expect our IC products to meet the increasing demands placed on conventional memory technology used on the line cards in high-bandwidth networking systems. We believe that our products and technology are well positioned as replacements for existing IC solutions in order to meet the needs of the next-generation networking systems that will require a large number of packet lookups and to support aggregated rates greater than 100 Gbps.

Our Approach

        Our historical business was focused on the licensing of our proprietary 1T-SRAM and SerDes I/O technologies. We have leveraged our proprietary IP to design our IC products to create new IC products to help networking OEMs address the approaching bottleneck in system performance.

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

High-Performance Interface

        High-speed, efficient I/Os are critical building blocks to meet high data transfer rate requirements for communication between ICs on network line cards. We believe that current networking system requirements necessitate an industry transition from parallel I/O to serial I/O. As a result, semiconductor companies are increasingly turning to serial I/O architectures to achieve needed system performance. For example, high-performance ICs that are sold into wide markets, such as FPGAs and NPUs, are using serial I/Os to ensure they can match the performance of, and compete with ASICs. While SerDes I/Os provide significantly enhanced performance over parallel I/Os, SerDes I/Os have higher power consumption, which is a challenge for IC designers. Our SerDes I/Os are tuned for low power consumption to meet our customers' stringent power consumption requirements. Using serial I/O, IC developers also are able to reduce pin count (the wired electrical pins that connect an IC to the network line card on which it is mounted) on the IC. With reducing geometries, the size of most high-performance ICs is dictated by the number of pins required, rather than the amount of logic and memory embedded in the chip. As a result, using serial I/O facilitates cost reduction and reduced system power consumption, while improving the performance of both the IC itself and the overall system.

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

GigaChip Interface Protocol

        In addition to the physical characteristics of the serial I/O, the protocol used to transmit data is also an important element that impacts speed and performance. To address this and complement our Bandwidth Engine devices, we have developed the GigaChip Interface, or GCI, which is an open-interface transport protocol optimized for efficient chip-to-chip communications. The GCI electrical interface is compatible with the current industry standard (Common Electrical Interface, release #11, or CEI-11G-SR and XFI). GCI can enable highly efficient serial chip-to-chip communications, and its transport efficiency averages 90% for the data transfers it handles. GCI is included in our Bandwidth Engine ICs, and we are offering it to customers and prospective partners on terms intended to encourage widespread adoption.

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

Carrier and Enterprise Grade Quality and Reliability

        Networking systems providers focused on the carrier and enterprise market have rigid performance and reliability standards that they require their IC vendors to achieve. Our Bandwidth Engine architecture and interface are designed for data robustness and employ end-to-end error checking and correction codes. Although the Bandwidth Engine functions as more than a discrete memory device, the onboard memory array represents a significant portion of the total chip area. Memory-dominated devices require substantially different and more robust testing than non-memory ICs in order to achieve the quality and reliability requirements of advanced networking systems. We have considered these requirements for our target customers and market segments and have incorporated design and manufacturing performance margins into our Bandwidth Engine IC products to accommodate them. As a result, production units of our Bandwidth Engine ICs have passed extensive reliability and life tests required for carrier and enterprise grade qualification certification.

Our Strategy

        Our primary business objective is to be an IP-rich fabless semiconductor company offering ICs that deliver unparalleled bandwidth performance for next generation networking systems. The key components of the expansion of our strategic plan to become an IC supplier include the following strategies:

Target Large and Growing Markets

        Our initial strategy is to target the multi-billion dollar networking and telecommunications OEM equipment market, and to date, we have secured approximately 40 design wins with networking and telecommunications OEMs. However, there is no assurance that these customer designs will be shipped in large volume by our customers to their customers. We are engaged with both existing customers and customer prospects, where we are working to achieve design wins, and we refer to these engagements as design-wins-in- progress.

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

Our Products

Bandwidth Engine

        The Bandwidth Engine is a memory-dominated IC that has been designed to be a high-performance companion IC to packet processors. While the Bandwidth Engine primarily functions as a memory device with a high-performance and high-efficiency interface, it also can accelerate certain processing operations by serving as a co-processor element. Our Bandwidth Engine ICs combine: (1) our proprietary high-density, high-speed, low latency embedded memory, (2) our high-speed serial interface technology, or SerDes, (3) an open-standard interface protocol and (4) intelligent access technology. We believe an IC combining our 1T-SRAM memory and serial I/O with logic and other intelligence functions provides a system-level solution and significantly improves overall system performance at lower cost, size and power consumption. Our Bandwidth Engine ICs can provide up to and over 4.5 billion memory accesses per second, which is more than twice the performance of current memory-based solutions. They also can enable system designers to significantly narrow the gap between processor and memory IC performance. Customers that design Bandwidth Engine ICs onto the line cards in their networking systems will re-architect their systems at the line-card level and use our product to replace traditional memory solutions. When compared with existing commercially available solutions, our Bandwidth Engine ICs may:

  •
  provide up to four times the performance;

  •
  reduce power by approximately 50%;

  •
  reduce cost by greater than 50%; and

  •
  result in a dramatic reduction in IC pin counts on the line card.

        Our first generation Bandwidth Engine IC products contain 576 megabytes, or MB, of memory and use a serial I/O with up to 16 lanes operating at up to 10.3 Gbps per lane. Variations of this IC can have up to two interface ports, with up to eight serial receiver and eight serial transmitter lanes per port for a total of 16 lanes of 10.3 Gbps SerDes interface. These ICs include an ALU, which can perform read-modify-write operations. These ICs are tested to meet or exceed the standards for telecommunications carrier-class and enterprise-grade applications.

        Our second generation Bandwidth Engine IC products contain 576 MB of memory and use serial I/O with up to 16 lanes operating at up to 15 Gbps per lane. In addition to a speed improvement of up to 50%, the architecture will enable several family member parts with added specialized features. To date, we have announced three unique devices in this product family:

  •
  MSR620 with burst features optimized for oversubscription buffer applications;

  •
  MSR720 with a write cache and memory coherency capability that allows for deterministic look ups optimized for state and que type applications; and

  •
  MSR820 with increased intelligence for lookup, metering and statistics applications by adding dual counters, atomic and extensive metering functions.

        We announced the architecture of our third generation Bandwidth Engine IC, which offers 800 Gbps I/O performance, up to 10 billion data accesses per second and 1 Gb of high access rate embedded 1T-SRAM memory. We expect to commence sampling this product in the second half of 2015.

The devices provide benefits of size, power, pin count and cost savings to our customers.

LineSpeed

        Our first generation LineSpeed products consist of single-chip PHY ICs, including a 100G multi-mode gearbox and a 100G quad retimer. These devices are designed to support 10G, 40G and 100G standards for high-density line cards or modules for next generation ethernet and optical transport network applications. Built using standard CMOS technology, these devices are capable of supporting both short and long reach connections across different specifications.

        In 2014, we introduced our LineSpeed 100G low power retimer, which is optimized for ultra low power consumption, integrated test features and small size. The low power retimer is primarily targeting opportunities in 100G CFP2, CFP4 and QSFP28 optical modules and active copper cables. We do not anticipate revenues from our LineSpeed ICs until 2016 or later.

IP Licensing and Distribution

        Historically, we have offered our memory and I/O technologies on a worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships. We licensed our IP technology to semiconductor companies who incorporated our technology into ICs that they sold to their customers. As a result of the change in our corporate strategy, since early 2012, our IP licensing activities have been limited, and we expect this to continue. However, during 2014, 58% of our total revenues were generated from licensing and royalties related to our existing licensing arrangements, as we continue to perform and deliver under outstanding license agreements and collect royalties from 1T- SRAM licensees. To date, we have completed our performance obligations under our existing licensing agreements, and we expect licensing and royalty revenues to decline in 2015.

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

  •
  developing versions of our Bandwidth Engine ICs with alternative features, such as lower-speed SerDes, increased chip-level intelligence or smaller memory blocks to allow us to serve a broader range of applications and systems;

  •
  developing versions of our LineSpeed ICs to meet customer demands, such as higher density, lower power and higher speeds;

  •
  porting our 1T-SRAM and SerDes technology to more advanced foundry process nodes to support our IC development efforts; and

  •
  developing new products that can leverage our proprietary IP portfolio and expand our market opportunity.

No development efforts are being dedicated to creating new or enhanced technology solely for use in licensing offerings.

Sales and Marketing

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

        As of December 31, 2014, we had eight sales and marketing personnel managing and supporting our efforts to secure design wins for our IC products. Our sales and marketing personnel are located in the United States, Japan and China. We also have eight applications engineers who support our customer engagements and work closely with our engineering team on product definition. In addition to our direct sales team, we sell through sales representatives and distributors in the United States and Asia. We also have eight applications engineers who support our customer engagements and work closely with our engineering team on product definition. For our products, our applications engineers must engage with the customers' system architects and designers to propose our IC and IP, e.g., GCI Interface, solutions to address their systems' challenges. In the markets we serve, the time from initial customer engagement to design win to production volume shipments can range from two to three years. Networking and communications systems can have a product life from a few years to over 10 years.

        Our revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2014, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, Kogent, Inc., our distributor, and Broadcom, represented 34%, 31% and 11% of total revenue, respectively. For the year ended December 31, 2013, TSMC and Broadcom, licensees of our memory IP, represented 41% and 13% of total revenue, respectively. For the year ended December 31, 2012, TSMC, Broadcom and Renesas Electronics Corporation, licensees of our memory IP, represented 28%, 26% and 12% of total revenue, respectively.

        Customers in North America accounted for 28%, 30% and 41% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Customers in Japan accounted for 36%, 27% and 26% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Customers in Taiwan accounted for 35%, 42% and 28% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Our remaining revenues were from customers in the rest of Asia and in Europe.

Intellectual Property

        We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights.

        As of December 31, 2014, we held approximately 68 U.S. and 22 foreign patents on various aspects of our technology, with expiration dates ranging from 2015 to 2031. We currently have approximately 40 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop or patent similar or competing technology or design around any patents that may be issued to us, or that we will be able to successfully enforce our patents against infringement by others.

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

        Our Bandwidth Engine ICs compete with embedded memory solutions, stand-alone memory ICs, including both DRAM and SRAM ICs, and ASICs designed by customers in-house to meet their system requirements. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has limited history of manufacturing such ICs. In addition, Bandwidth Engine ICs require the customer and its other IC suppliers to implement our new chip-to-chip communication protocol, GCI. These parties may be unwilling to do this if they believe it could adversely impact their own future product developments or competitive advantages, or if they believe it might complicate their development process or increase the cost of their products. In order to remain competitive, we believe we must provide unparalleled memory IC solutions with the highest bandwidth capability for our target markets, which solutions are engineered and built for high-reliability carrier class and enterprise applications.

        Our LineSpeed ICs compete with solutions offered by Applied Micro Circuits Corporation, Avago Technologies, Broadcom Corporation, Inphi Corporation, Semtech Corp., as well as other smaller analog signal processing companies. We may also compete with ASICs designed by customers in-house to meet their system requirements, as well as by optical module OEMs.

Manufacturing

        We depend on third-party vendors to manufacture, package, assemble and test our IC products, as we do not own or operate a semiconductor fabrication, packaging or production testing facility for boards and system assembly. By outsourcing manufacturing, we are able to avoid the high cost associated with owning and operating our own facilities, allowing us to focus our efforts on the design and marketing of our products.

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

Employees

        As of December 31, 2014, we had 116 employees, consisting of 86 in research and development and engineering, 8 in sales and marketing, 11 in manufacturing operations and 11 in finance and administration. By location, we had 89 employees in the United States, 25 in our development center in India and 2 sales and marketing employees in Asia. We believe our future success depends, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for which competition is intense. We believe that our employee relations are good.

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

Executive Officers

        The names of our executive officers and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Leonard Perham	71	President and Chief Executive Officer
James W. Sullivan	46	Vice President of Finance and Chief Financial Officer
Thomas Riordan	58	Chief Operating Officer and Executive Vice President
John Monson	52	Vice President of Marketing and Sales

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

        Thomas Riordan,    Mr. Riordan became our Chief Operating Officer and Executive Vice President in May 2011. Prior to joining the Company, Mr. Riordan was President and Chief Executive Officer of Exclara, a fabless semiconductor supplier of ICs for solid-state lighting from 2006 until 2010. From 2000 to 2004, Mr. Riordan served as Vice President of PMC-Sierra's microprocessor division. Mr. Riordan joined PMC-Sierra in August 2000 when it purchased Quantum Effects Devices, which he had co founded and served as President and Chief Executive Officer. Mr. Riordan serves on the board of directors of Mellanox Technologies. Mr. Riordan holds Bachelor of Science and Master of Science degrees in Electrical Engineering as well as a Bachelor of Arts degree in Government from the University of Central Florida and has done post-graduate work in Electrical Engineering at Stanford University.

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

        We recorded an operating loss of $32.7 million for the year ended December 31, 2014 and ended the period with an accumulated deficit of $150.5 million. We recorded an operating loss of $25.6 million, excluding the one-time gain on sale of assets of $0.6 million, for the year ended December 31, 2013. We recorded an operating loss of $31.0 million, excluding the one-time gain on sale of assets of $3.3 million, for the year ended December 31, 2012. We expect to continue to incur operating losses for the foreseeable future as we secure customers for and invest in the commercialization of our IC products. Due to the strong commitment of our resources to research and development and expansion of our offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, the expected reduction in royalty and licensing revenues and challenges we face in securing customers for our IC products, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

Our future revenue depends on us winning designs with our customers, and those customers designing our solutions into their product offerings and successfully selling and marketing such products. If we do not continue to win designs in the short term, our revenue in the following years will deteriorate.

        We sell our ICs to original equipment manufacturer (OEM) customers that include our ICs in their products. Our technology is generally incorporated into products at the design stage, which we refer to as a design win, and which we define as the point at which a customer has made a commitment to build a board against the fixed schematic for his system, and this board will utilize our ICs. As a result, our future revenue depend on our OEM customers designing our ICs into their products, and on those products being produced in volume and successfully commercialized. If we fail to convince our current or prospective customers to include our ICs in their products and fail to achieve a consistent number of design wins, our results of operations and business will be harmed. In addition, if a current or prospective customer designs a competitor's offering into its product, it becomes significantly more difficult for us to sell our IC solutions to that customer because changing suppliers involves significant cost, time, effort and risk for the OEM. Even if a customer designs one of our ICs into its product, we cannot be assured that the OEM's product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that customer. Furthermore, the customer product for which we obtain a design win may be canceled before the product enters production or is introduced into the market. Because of our extended sales cycle, our revenue in future years are highly dependent on design wins we are awarded today.

The design win process is generally a lengthy, expensive and competitive process, with no guarantee of revenue, and if we fail to generate sufficient revenue to offset our expenses, our business and operating results would suffer.

        Achieving a design win is typically a lengthy, expensive and competitive process because our customers generally take a considerable amount of time to evaluate our ICs. In the markets we serve, the time from initial customer engagement to design win to production volume shipments can range from two to three years, though it may take longer for new customers or markets we intend to address. In order to win designs, we are required to both incur design and development costs and dedicate substantial engineering resources in pursuit of a single customer opportunity. Even though we incur these costs, we may not prevail in the competitive selection process and, even if we do achieve a design win, we may never generate sufficient, or any, revenue to offset our development expenditures. As a result, we will see a decline in our revenue from the designs that are replaced.

        Our customers have the option to decide whether or not to put our solutions into production after initially designed to include our product in the specification. The customer can make changes after a design win is awarded to us, which have the effect of canceling a previous design win. The delays inherent in our protracted sales cycle increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated revenue. In addition, any change, delay or cancellation of a customer's plans could harm our financial results, as we may have incurred significant expense while generating no revenue.

If our foundries do not achieve satisfactory yields or quality, our reputation and customer relationships could be harmed.

        We depend not only on sufficient foundry manufacturing capacity and wafer prices, but also on good production yields (the number of good die per wafer) and timely wafer delivery to meet customer demand and maintain profit margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our foundry, Taiwan Semiconductor Manufacturing Company (TSMC), from time to time, experiences manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields, which would harm our revenue or increase in our costs. For example, recently our foundry produced ICs and met its process specification range but did not meet our customer's specifications causing us to write off a portion of our production lot. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundries, or defects, integration issues or other performance problems in our ICs, could cause us significant customer relations and business reputation problems, harm our financial results and give rise to financial or other damages to our customers. Our customers might consequently seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.

        We aim to use the most advanced manufacturing process technology appropriate for our solutions that is available from TSMC. As a result, we periodically evaluate the benefits of migrating our solutions to other technologies in order to improve performance and reduce costs. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We are dependent on TSMC to support the production of wafers for future versions of our ICs as TSMC is our sole foundry.

Such production may require changes to TSMC's existing process technology. If TSMC elects to not alter their process technology to support future versions of our ICs, we would need to identify a new foundry.

        In addition, to date, TSMC has not provided us with a product roadmap for the 1T-SRAM technology at process nodes below 40 nanometers. If TSMC does not support our 1T-SRAM at process nodes below 40 nanometers, we would need to eventually identify a new foundry and/or no longer use our 1T-SRAM technology. We may face difficulties, delays and increased expense as we transition our products to new processes, and potentially to new foundries.

        Because the manufacturing of integrated circuits is extremely complex, the process of qualifying a new foundry is a lengthy process and there can be no assurance that we will be able to find and qualify replacement suppliers without materially adversely affecting our business, financial condition, results of operations and prospects for future growth. We cannot assure you that we will be able to maintain our relationship with our foundries or develop relationships with new foundries. If we or TSMC experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, any of which could harm our relationships with our customers and our operating results.

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

  •
  timeliness of new product introductions;

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

        If we experience significant delays in bringing our third generation Bandwidth Engine or our other IC products to market or if customer adoption of our products is delayed, this could have a material adverse effect on our anticipated revenues in upcoming years due to the potential loss of design wins and future revenues.

Our main objective is the development and sale of our products to networking and communications systems providers and their subsystem and component vendors, and, if demand for these products does not grow, we may not achieve revenue growth and our strategic objectives.

        We market and sell our ICs to networking and communications equipment providers and their subsystem and component vendors. We believe our future business and financial success depends on market acceptance and increasing sales of these products. In order to meet our growth and strategic objectives, networking infrastructure OEMs must incorporate our products into their systems, and the demand for their systems must grow as well. We cannot provide assurance that sales of products will increase substantially in the future or that the demand for our customers' systems will increase. Our future revenues from these products may not increase in accordance with our growth and strategic objectives if instead our OEM customers modify their product designs, select products sold by our competitors or develop their own proprietary ICs. Thus, the future success of this part of our business depends in large part on factors outside our control, and sales of our products may not meet our revenue growth and strategic objectives.

Our failure to continue to develop new products and enhance our products on a timely basis could diminish our ability to attract and retain customers.

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

        For example, we expect to introduce our third generation Bandwidth Engine IC in the second half of 2015. Delays in introducing this product could have a material adverse effect on our anticipated revenues in upcoming years due to the potential loss of design wins and future revenues. We plan to continually introduce enhancements to our products to meet market requirements. However, we cannot be assured that these introductions will achieve market acceptance or that we will be able to sell the products on terms that are favorable to us. Our failure to develop future products that achieve market acceptance could harm our competitive position and impede our future growth.

Our ICs have a lengthy sales cycle, which makes it difficult to predict success in this market and the timing of future revenue.

        Our ICs have a lengthy sales cycle, ranging from six to 24 months from the date of our initial proposal to a prospective customer until the date on which the customer confirms that it has designed our product into its system. As lengthy, or an even lengthier period, could ensue before we would know the volume of products that such customer will, or is likely to, order. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products by the customers, the design process required to integrate our products into the customers' products and the timing of the customers' new product announcements. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of this lengthy sales cycle, the recording of revenues from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter. We cannot provide any assurances that our efforts to build a strong and profitable business based on the sale of ICs will succeed. If these efforts are not successful, in light of the substantial resources that we have invested, our future operating results and cash flows could be materially and adversely affected.

We expect our licensing and royalty revenues to decrease compared with our historical results, and there is no guarantee revenues from our IC products will replace these lost revenues in the near future.

        In 2011, we began to place greater emphasis on our IC business and re-deploy engineering, marketing and sales resources from IP to IC activities. We are no longer actively pursuing new license arrangements, and, as a result, our license and royalty revenues in 2014 declined when compared with prior years. We do not expect to generate sufficient revenues from our IC business to allow us to achieve profitability in 2015.

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

        Royalties generated from the licensing of our memory technologies are currently a key component of revenues. Royalty payments owed to us are calculated based on factors such as our licensees' selling prices, wafer production and other variables as provided in each license agreement. The amount of royalties we will receive depends on our licensees' business success, production volumes and other factors beyond our control. This exposes our business model to risks that we cannot minimize directly and may result in significant fluctuations in our royalty revenue and operating results from quarter-to-quarter. We do not expect to enter into any new memory technology licensing activities, therefore the number of royalty-bearing agreements will not increase and contribute to our royalty stream. In addition, the production volumes of the current royalty-bearing products shipped by our licensees are expected to decrease; therefore we expect our royalty revenue to decrease in future periods. Historically, royalties have generated a 100% gross margin, and any decrease in royalties adversely affects our gross margin, operating results and cash flows.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2014, our three largest customers represented 34%, 31% and 11% of total revenue, respectively. For the year ended December 31, 2013, our two largest customers represented 41%, and 13% of total revenue, respectively. For the year ended December 31, 2012, our three largest customers represented 28%, 26% and 12% of total revenue, respectively. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

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

        We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2014, three customers represented 97% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

Our products must meet exact specifications, and defects and failures may occur, which may cause customers to return or stop buying our products.

        Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. If defects and failures occur in our products during the design phase or after, we could experience lost revenues, increased costs, including warranty and customer support expenses and penalties for non-performance stipulated in customer purchase agreements, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management resources or damage to our reputation and brand equity, and in some cases consequential damages, any of which would harm our operating results. In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our customers. We cannot assure you that we will have sufficient resources to satisfy any asserted claims. Furthermore, any such defects, failures or delays may be particularly damaging to us as we attempt to establish our reputation as a reliable provider of IC products.

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

        As a fabless semiconductor company, we rely on third parties for substantially all of our manufacturing operations. We depend on these parties to supply us with material in a timely manner that meets our standards for yield, cost and quality. We do not have long-term supply contracts with any of our suppliers or manufacturing service providers, and therefore they are not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Any problems with our manufacturing supply chain could adversely impact our ability to ship our products to our customers on time and in the quantity required, which in turn could damage our customer relationships and impede market acceptance of our IC solutions.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2014, we held approximately 68 patents in the United States, and approximately 22 foreign patents, which expire at various times from 2015 to 2031. In addition, as of December 31, 2014, we had approximately 40 pending patent applications worldwide. We cannot be sure that any patents will be issued from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. In December 2011, we sold 43 United States and 30 related foreign patents, which reduced the size of our patent portfolio and diminishes our ability to assert counterclaims in the defense of actions against us that may arise. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us.

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

        We intend to continue spending substantial amounts to grow our business. In March 2015, we completed an equity offering and issued 14,375,000 shares of our common stock for approximately $21.3 million in net proceeds. Although we believe that with the proceeds of this offering we will have capital sufficient to satisfy our working capital requirements for the foreseeable future, we still may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all.

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

Quarter ended	High	Low
December 31, 2014	$2.77	$1.53
September 30, 2014	$3.42	$2.33
June 30, 2014	$4.68	$2.86
March 31, 2014	$5.90	$4.39
December 31, 2013	$5.64	$4.01
September 30, 2013	$4.36	$3.50
June 30, 2013	$4.80	$3.98
March 31, 2013	$4.85	$3.36

        We had 16 stockholders of record as of March 1, 2015.

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

        The following graph compares cumulative total stockholder return on our common stock with that of the S&P 500 Index and the S&P Technology Sector Index from 2009 through 2014. The comparison assumes that $100 was invested on December 31, 2008 in our common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Technology Sector Index. We have never paid any cash dividends to holders of our common stock.

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

Comparison of Five-Year Cumulative Return

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
MOSYS, INC.	$100.00	$144.42	$106.60	$88.32	$140.10	$47.46
S & P 500	100.00	184.42	187.99	214.46	160.30	181.11
S & P TECHNOLOGY SECTOR	100.00	108.35	109.42	121.16	155.05	186.81

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

	Year Ended December 31,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
	(In thousands, except per share data)
Statement of Operations Data:
Total net revenue	$5,380	$4,398	$6,082	$14,107	$15,563
Cost of net revenue	2,318	474	334	3,295	2,826

Gross profit	3,062	3,924	5,748	10,812	12,737
Operating expenses	35,780	28,856	33,407	(526)	35,925

Income (loss) from operations	(32,718)	(24,932)	(27,659)	11,338	(23,188)
Other income, net	143	209	155	206	177

Income (loss) before income taxes	(32,575)	(24,723)	(27,504)	11,544	(23,011)
Income tax provision	107	71	110	288	51

Net income (loss)	$(32,682)	$(24,794)	$(27,614)	$11,256	$(23,062)

Net income (loss) per share:
Basic	$(0.66)	$(0.55)	$(0.70)	$0.30	$(0.72)
Diluted	$(0.66)	$(0.55)	$(0.70)	$0.28	$(0.72)
Shares used in computing net income (loss) per share:
Basic	49,528	45,246	39,176	37,861	31,870
Diluted	49,528	45,246	39,176	40,377	31,870
Allocation of stock-based compensation to cost of net revenue and operating expenses:
Cost of net revenue	$—	$7	$53	$407	$309
Research and development	3,419	2,565	2,694	1,961	1,524
Selling, general and administrative	1,172	1,126	1,064	1,398	1,465

	$4,591	$3,698	$3,811	$3,766	$3,298

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$25,794	$50,482	$40,710	$57,975	$37,544
Working capital	22,649	36,020	30,155	47,968	27,246
Total assets	52,626	77,989	69,534	89,637	73,966
Current liabilities	2,845	2,355	4,821	4,035	6,763
Long-term liabilities	241	216	171	109	146
Stockholders' equity	49,540	75,418	64,542	85,493	67,057

(1)
Operating expenses include $1.0 million of amortization of acquired intangible assets.

(2)
Operating expenses include a gain on the sale of patents of $0.6 million and $1.0 million of amortization of acquired intangible assets.

(3)
Operating expenses include a gain on the sale of patents of $3.3 million and $1.7 million of amortization of acquired intangible assets.

(4)
Operating expenses include a gain on the sale of patents of $35.6 million and $2.6 million of amortization of acquired intangible assets.

(5)
Operating expenses include $2.8 million of amortization of acquired intangible assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Overview

        Our strategy and primary business objective is to become a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. We have developed two families of ICs under the Bandwidth Engine® and LineSpeed™ product names. Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface, or SerDes, I/O, with our intelligent access technology and a highly efficient interface protocol. The LineSpeed IC product line, which was announced in March 2013, is comprised of non-memory, high-speed SerDes I/O devices with gearbox and retimer functionality, which convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity. Certain SerDes products have been developed under a strategic development and marketing agreement with Credo Semiconductor Ltd., or Credo, to whom we have paid a total of $4.5 million for the development of these new products. The initial gross profits earned by us from the sale of Credo developed products will be primarily applied to reimbursing us for these development payments. Once $4.2 million of this amount has been reimbursed, all gross profits from the sale of the Credo-developed products worldwide will be shared equally by Credo and us.

        Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and SerDes I/O used in advanced systems-on-chips, or SoCs. Currently, we are focused on developing differentiated IP-rich IC products and are dedicating all our research and development, marketing and sales budget to these IC products.

        Our future success and ability to achieve and maintain profitability will be dependent on the marketing and sales of our IC products into networking, communications and other markets requiring high-bandwidth memory access. We are currently supporting existing design-win customers and actively pursuing additional design wins for the use of our ICs in networking and communication equipment. To date, none of our design win customers have commenced full production of systems using our ICs. We have established initial pricing of our IC products ordered to date, but longer-term volume prices will be subject to negotiations with our customers and may vary substantially from these initial prices.

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

  Revenue Recognition

  General

        We generate revenue from the sales of IC products and licensing of our IP. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of signed agreements or customer purchase orders.

  IC products

        Products are sold both directly to customers, as well as through distributors. Revenue from sales directly to customers is generally recognized at the time of shipment. We may record an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale. IC product revenue and costs relating to sales made through distributors with rights of return or stock rotation are generally deferred until the distributors sell the product to end customers due to our inability to estimate future returns and credits to be issued. Distributors are generally able to return up to 10% of their purchases of slow, non-moving or obsolete inventory for credit every six months. At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment. Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand. The associated deferred margin is included in the accrued expenses and other line item in the consolidated balance sheets.

  Royalty

        Royalty revenue represents amounts earned under provisions in our memory licensing agreements that require our licensees to report royalties and make payments at a stated rate based on actual units manufactured or sold by licensees for products that include our memory IP. Our license agreements require the licensee to report the manufacture or sale of products that include our technology after the end of the quarter in which the sale or manufacture occurs. We recognize royalties in the quarter in which we receive the licensee's report. The timing and level of royalties are difficult to predict, and depend on the licensee's ability to market, produce and sell products incorporating our technology.

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

  Valuation of long-lived Assets

        We evaluate our long-lived assets for impairment at least annually, or more frequently when a triggering event is deemed to have occurred. This assessment is subjective in nature and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates and assumptions change in the future, it could result in a material write-down of long-lived assets. We amortize our finite-lived intangible assets, such as developed technology and patent license, on a straight-line basis over their estimated useful lives of three to seven years. We recognize an impairment charge as the difference between the net book value of such assets and the fair value of the assets on the measurement date.

  Goodwill

        We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, we compare the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and no further testing is performed. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference. We have determined that we have a single reporting unit for purposes of performing the goodwill impairment test. We use the market approach to assess impairment in the second step of the analysis. We performed the annual impairment test in September 2014, and the test did not indicate impairment of goodwill. As of December 31, 2014, we did not identify any factors to indicate there was an impairment of our goodwill and determined that no additional impairment analysis was required.

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

Results of Operations

  Net Revenue.

	Year ended December 31,			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Product	$2,280	$394	$90	$1,886	479%	$304	338%
Percentage of total net revenue	42%	9%	1%

        Product revenue increased in 2014 and 2013 due to increased volume of shipments for our ICs, mainly Bandwidth Engine, as we have more customers. In 2014, we realized $0.3 million of revenue recognition from the reversal of sales return reserves recorded in prior periods following the completion of system-level tests in the field by customers, which reduced our expected risk of returns. We expect product revenue to increase in 2015 as our existing customers commence full production of their systems that utilize our ICs for which we have design wins. Furthermore, we expect to expand our customer base.

	Year ended December 31,			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Royalty and other	$3,100	$4,004	$5,992	$(904)	(23)%	$(1,988)	(33)%
Percentage of total net revenue	58%	91%	99%

        Royalty and other revenue is primarily comprised of revenue generated from licensing agreements. The sequential decreases were primarily due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP and a decrease in revenue recognized from residual licensing agreements entered into in 2011 and prior years. We expect royalty and other revenue to decline in 2015, as we expect a decline in shipments of units incorporating our technology by licensees, as their products approach their end of life.

  Cost of Net Revenue and Gross Profit.

	Year ended December 31,			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Cost of net revenue	$2,318	$474	$334	$1,844	389%	$140	42%
Percentage of total net revenue	43%	11%	5%

	Year ended December 31,			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Gross profit	$3,062	$3,924	$5,748	$(862)	(22)%	$(1,824)	(32)%
Gross margin	57%	89%	95%

        In 2014 and 2013, cost of net revenue was primarily comprised of direct and indirect costs related to the sale of IC products. In 2012, cost of net revenues primarily consisted of personnel and related overhead allocation costs for engineers assigned to revenue-generating licensing arrangements.

        Cost of net revenue increased in 2014 and 2013, primarily due to the increase in product material and testing costs related to our IC shipments. We expect that the cost of net revenue will increase in the future in absolute dollars, because we anticipate an increase in sales of our IC products.

        Gross profit decreased in 2014 and 2013, primarily due to the decrease in our royalty revenue, which has no associated costs, coupled with the increase in IC shipments. The deferred margin recognized from the reversal of sales return reserves in 2014 was not material. Gross margin percentage decreased in 2014 and 2013, primarily due an increase in product revenue, which has associated costs, as compared to royalty revenue, which has no associated costs.

  Research and Development.

	Year ended December 31,			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Research and development	$29,261	$23,325	$28,480	$5,936	25%	$(5,155)	(18)%
Percentage of total net revenue	544%	530%	468%

        Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

        The $5.9 million increase in 2014 over the prior year was primarily due to increases in personnel-related costs, resulting from higher headcount, mask tooling costs, computer-aided software license fees and stock-based compensation charges.

        The $5.2 million decrease in 2013 over the prior year was primarily due to decreases in our mask tooling costs, personnel-related costs resulting from lower headcount, computer-aided software license fees and lower amortization costs related to acquired intangible assets.

        Research and development expenses included stock-based compensation expense of $3.4 million, $2.6 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect that research and development expenses will increase in absolute dollars as our mask tooling costs and other fabrication costs are expected to be higher in 2015 compared with 2014, as we continue to develop next generation products.

  Selling, General and Administrative.

	Year ended December 31,			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Selling, general and administrative	$6,519	$6,161	$8,218	$358	6%	$(2,057)	(25)%
Percentage of total net revenue	121%	140%	135%

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

        Selling, general and administrative expenses increased $0.4 million for 2014, compared with the prior year, as a result of increases in personnel-related and consulting costs.

        The $2.1 million decrease for 2013 was primarily due to a decrease in personnel-related and legal costs. Selling, general and administrative expenses included stock- based compensation expense of $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        We expect total selling, general and administrative expenses to remain consistent in absolute dollars in 2015.

  Gain on Sale of Assets.

	Year ended December 31,			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Gain on sale of assets	—	$630	$3,291	$(630)	(100)%	$(2,661)	(81)%
Percentage of total net revenue	—	14%	54%

        In March 2012, we entered into an asset purchase agreement for an exclusive license of a portion of our intellectual property pertaining to our high- speed serial I/O technology for approximately $4.3 million. As part of the agreement, we provided certain technology transfer support services, and 15 employees of our India subsidiary accepted employment with the purchaser. In 2012, we received approximately $3.4 million in cash, less transaction costs, from this agreement, and received the final payment of $0.6 million in 2013.

  Other Income, net.

	Year ended December 31,			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Other income, net	$143	$209	$155	$(66)	(32)%	$54	35%
Percentage of total net revenue	3%	5%	3%

        Other income, net primarily consisted of interest income on our investments, which was $0.2 million for each of the years ended December 31, 2014, 2013 and 2012, partially offset by other non-operating items.

  Income Tax Provision.

	Year ended December 31,			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Income tax provision	$107	$71	$110	$36	51%	$(39)	(35)%
Percentage of total net revenue	2%	2%	2%

        Our income tax provisions were primarily attributable to taxes on earnings of our foreign subsidiaries and branches.

        As of December 31, 2014, we had net operating loss carryforwards of approximately $133 million for U.S. federal income tax purposes and approximately $98 million for state income tax purposes that are available to reduce future income tax liabilities to the extent permitted under federal and state income tax laws. These net operating loss carryforwards expire from 2015 to 2034. In 2015, we anticipate that our effective income tax rate will continue to be less than the federal statutory tax rate because of expected losses.

        As of December 31, 2014 and 2013, we had net deferred tax assets of approximately $67 million and $55 million, respectively. Because of uncertainties regarding the realization of these deferred tax assets, we had recorded a full valuation allowance as of December 31, 2014 and 2013.

Liquidity and Capital Resources

        As of December 31, 2014, we had cash, cash equivalents and investments totaling $25.8 million compared with a combined balance of $50.5 million at December 31, 2013. On March 4, 2015, we sold 14,375,000 shares of common stock in an equity offering made under our shelf registration statement and raised approximately $21.3 million, net of transaction expenses. After the transaction, our shelf registration statement remains available and allows us to sell up to approximately $27 million of our securities through September 2017. Our primary capital requirements are to fund working capital, including development of our IC products, and any acquisitions that we make that require cash consideration or expenditures.

        In 2014, we used $26.3 million in operating activities, which primarily resulted from the net loss of $32.7 million, adjusted for non-cash charges and gains, which included stock-based compensation expenses of $4.6 million and depreciation and amortization expenses of $1.4 million and changes to operating assets and liabilities of $0.3 million. The changes in assets and liabilities primarily related to the payments to vendors, including purchases of inventory.

        In 2013, we used $22.6 million in operating activities, which primarily resulted from the net loss of $24.8 million, and $2.6 million used for operating assets and liabilities, adjusted for non-cash charges and gains, which included stock-based compensation expenses of $3.7 million and depreciation and amortization expenses of $1.7 million. The changes in assets and liabilities primarily related to the recognition of revenue related to deferred revenues and payments to vendors.

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

        Our investing activities in 2014 primarily consisted of $0.6 million expended for purchases of fixed assets. Remaining investing activities consisted of investing our cash in marketable securities, which did not affect our liquidity. Our investing activities in 2013 primarily consisted of $0.6 million received for the sale of assets and $0.2 million expended for purchases of fixed assets. Remaining investing activities consisted of investing our cash in marketable securities, which did not affect our liquidity. Our investing activities in 2012 primarily consisted of $3.4 million received, net of transaction costs, for the sale of assets and $0.7 million expended for purchases of fixed assets. Remaining investing activities consisted of investing our cash in marketable securities, which did not affect our liquidity.

        Our financing activities in 2014 primarily consisted of proceeds from the exercise of stock options and sales under our employee stock purchase plan. Our financing activities in 2013 primarily consisted of $27.7 million in net proceeds received from the sale of common stock though a public offering and $4.2 million in proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan. Our financing activities in 2012 primarily consisted of proceeds from the exercise of stock options and sales under our employee stock purchase plan, partially offset by a repurchase and retirement of common stock.

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

  •
  profitability of our business.

        We expect our cash expenditures to continue to exceed receipts in 2015, as our revenues will not be sufficient to offset our operating expenses, which include significant research and development expenditures for the expansion and fabrication of our IC products. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. However, there can be no assurance that our capital is sufficient to fund operations until such time as we begin to achieve positive cash flows. We might decide to raise additional capital, and there can be no assurance that such funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

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

Disclosures about Contractual Obligations and Commercial Commitments

        The impact that our contractual obligations as of December 31, 2014 are expected to have on our liquidity and cash flow in future periods is (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,314	$775	$1,535	$1,490	$514
Software licenses	3,282	2,890	392	—	—
Wafer purchase obligations	267	267	—	—	—
Board components	296	296	—	—	—

	$8,159	$4,228	$1,927	$1,490	$514

        As of December 31, 2014, our software licenses related to computer-aided design software.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet arrangements or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts are reflected in our consolidated financial statements for the years ended December 31, 2014, 2013 or 2012 related to these indemnifications.

Recent Accounting Pronouncements

        See Note 1 to the consolidated financial statements in Item 15 of this report for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

        We have exposure to interest rate risk due to our investment portfolio. Our investments are made in accordance with an investment policy under the guidance of the audit committee of our board of directors. The primary objective of our investment activities is to preserve principal and meet liquidity needs. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including money market accounts, certificates of deposit, corporate debt, government-sponsored enterprise bonds and municipal bonds. We place our investments with high-credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer or fund. The investments, other than money market funds, are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). Securities with an original maturity of three months or less are considered cash equivalents. Securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Securities with remaining maturities greater than one year are classified as long-term investments. All investments have a maturity of less than two years. No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. The portfolio's dollar- weighted average maturity of investments is within 12 months. These securities, which approximated $24.5 million as of December 31, 2014 and earned an average annual interest rate of approximately 0.3% in 2014, are subject to interest rate and credit risks. As of December 31, 2014, we performed a sensitivity analysis on our investment portfolio. According to our analysis, parallel shifts in the yield curve of both +/– 0.5% would result in changes in fair market values for these investments of approximately $0.1 million. We do not have any investments denominated in foreign currencies, and therefore are not subject to foreign currency risk on such investments.

Foreign currency exchange rate risk

        Currently, all of our international sales are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains or losses to date. However, the expenses of our foreign entities are denominated in their local currencies, therefore we have risk of foreign exchange gains and losses through the funding of those expenditures. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. For most currencies, we are a net payer of foreign currencies and, therefore, benefit from a stronger U.S. dollar and are adversely affected by a weaker U.S. dollar relative to those foreign currencies.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the consolidated financial statements listed under the heading (a) (1) Financial Statements and Reports of Burr Pilger Mayer, Inc. of Item 15, which consolidated financial statements are incorporated by reference in response to this Item 8.

Quarterly Results of Operations

        The following tables set forth unaudited results of operations data for each of the eight quarters in the two year period ended December 31, 2014. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, except as disclosed below, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013
	(In thousands, except per share data)
	(Unaudited—All periods)
Net revenue:
Product	$287	$437	$975	$581	$183	$90	$60	$61
Royalty and other	859	716	774	751	803	867	1,060	1,274

Total net revenue	1,146	1,153	1,749	1,332	986	957	1,120	1,335
Cost of net revenue	272	447	1,022	577	220	158	77	19

Gross profit	874	706	727	755	766	799	1,043	1,316
Operating expenses:
Research and development	8,268	7,507	6,432	7,054	5,779	6,243	5,983	5,320
Selling, general and administrative	1,543	1,689	1,490	1,797	1,483	1,595	1,460	1,623
Gain on sale of assets	—	—	—	—	—	—	—	(630)

Total operating expenses	9,811	9,196	7,922	8,851	7,262	7,838	7,443	6,313
Operating loss	(8,937)	(8,490)	(7,195)	(8,096)	(6,496)	(7,039)	(6,400)	(4,997)
Other income, net	28	30	55	30	43	122	24	20

Loss before income taxes	(8,909)	(8,460)	(7,140)	(8,066)	(6,453)	(6,917)	(6,376)	(4,977)
Income tax provision	42	23	21	21	3	28	20	20

Net loss	$(8,951)	$(8,483)	$(7,161)	$(8,087)	$(6,456)	$(6,945)	$(6,396)	$(4,997)

Net loss per share:
Basic and diluted	$(0.18)	$(0.17)	$(0.14)	$(0.16)	$(0.13)	$(0.14)	$(0.15)	$(0.12)
Shares used in computing net loss per share:
Basic and diluted	49,783	49,634	49,511	49,174	48,543	48,164	43,892	40,264

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        Burr Pilger Mayer, Inc., an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included under Item 15 below.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about June 3, 2015, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

Item 11.    Executive Compensation

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about June 3, 2015, which information is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be provided in response to this item, including information relating to securities authorized for issuance under equity compensation plans, will be presented in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about June 3, 2015, which information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about June 3, 2015, which information is incorporated into this report by reference.

Item 14.    Principal Accountant Fees and Services

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about June 3, 2015, which information is incorporated into this report by reference.

Part IV

Item 15.    Exhibits

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm, which are set forth in the Index to Consolidated Financial Statements on pages 48 through 73 of this report.

  (2)
  Exhibits

2.1(1)	Agreement and Plan of Merger by and among MoSys, Inc., MLI Merger Corporation, MagnaLynx, Inc., and the Representative of the Shareholders of MagnaLynx, Inc. dated as of March 24, 2010
3.1(2)	Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
4.1(4)	Specimen common stock certificate
4.4(5)	Rights Agreement, dated November 10, 2010, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.1(5)	Form of Right Certificate
4.4.2(5)	Summary of Rights to Purchase Preferred Shares
4.4.3(6)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.4(7)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
10.1(4)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers
10.2	Reserved
10.3(8)*	2000 Stock Option Plan and form of Option Agreement thereunder
10.3.1(9)*	Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.4(10)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.5(11)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(12)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.7	Reserved
10.8(13)*	Employment offer letter agreement between Registrant and James Sullivan dated December 21, 2007
10.9(14)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.10(15)*	Amended and Restated 2010 Equity Incentive Plan
10.11(16)*	Form of Option Agreement for Stock Option Grant pursuant to 2010 Equity Incentive Plan
10.12(17)*	2010 Employee Stock Purchase Plan
10.13	Reserved
10.14(18)*	Form of Notice of Restricted Stock Unit Award and Agreement

10.15(19)	Lease Agreement between Registrant and M West Propco XII, LLC. dated July 19, 2010
10.16(20)*	Employment offer letter agreement between Registrant and Thomas Riordan dated May 6, 2011
10.17(20)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Thomas Riordan dated May 10, 2011
10.18	Reserved
10.19(21)*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)
10.20(22)*	Stock Option Agreement between Registrant and Leonard Perham dated as of November 1, 2011
10.21(23)*	Stock Option Agreement between Registrant and Thomas Riordan dated as of December 21, 2011
10.22(24)	Form of Indemnification Agreement used from June 5, 2012
10.23	Reserved
10.24(25)*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2010 Equity Incentive Plan
10.25(26)*	Employment offer letter agreement between Registrant and John Monson dated February 21, 2012
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(13)
Incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(14)
Incorporated by reference to Exhibit 10.27 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(15)
Incorporated by reference to Exhibit 4.8 to From S-8 filed by the Company on August 8, 2014 (Commission File No. 000-197989).

(16)
Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).

(17)
Incorporated by reference to Appendix B to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).

(18)
Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 5, 2009 (Commission File No. 333-159753).

(19)
Incorporated by reference to Exhibit 10.35 to Form 8-K filed by the Company on July 22, 2010 (Commission File No. 000-32929).

(20)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 8, 2011 (Commission File No. 000-32929).

(21)
Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).

(22)
Incorporated by reference to Exhibit 10.20 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(23)
Incorporated by reference to Exhibit 10.21 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(24)
Incorporated by reference to Exhibit 10.22 to Form 10-Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).

(25)
Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).

(26)
Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2015.

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

Signature	Title	Date
/s/ LEONARD PERHAM Leonard Perham	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 13, 2015
/s/ JAMES W. SULLIVAN James W. Sullivan	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2015
/s/ STEPHEN L. DOMENIK Stephen L. Domenik	Director	March 13, 2015
/s/ TOMMY ENG Tommy Eng	Director	March 13, 2015
/s/ CHI-PING HSU Chi-Ping Hsu	Director	March 13, 2015
/s/ VICTOR K. LEE Victor K. Lee	Director	March 13, 2015

MOSYS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc.

        We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 13, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc.

        We have audited the internal control over financial reporting of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, MoSys, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 Framework) by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MoSys, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 13, 2015

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$3,110	$4,364
Short-term investments	20,439	32,192
Accounts receivable, net	177	148
Inventories	881	567
Prepaid expenses and other	887	1,104

Total current assets	25,494	38,375
Long-term investments	2,245	13,926
Property and equipment, net	854	706
Goodwill	23,134	23,134
Intangible assets, net	655	1,655
Other	244	193

Total assets	$52,626	$77,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$495	$276
Accrued expenses and other	2,350	2,079

Total current liabilities	2,845	2,355

Long-term liabilities	241	216
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 49,793 shares and 48,894 shares issued and outstanding at December 31, 2014 and 2013, respectively	498	489
Additional paid-in capital	199,541	192,723
Accumulated other comprehensive income (loss)	(10)	13
Accumulated deficit	(150,489)	(117,807)

Total stockholders' equity	49,540	75,418

Total liabilities and stockholders' equity	$52,626	$77,989

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net revenue
Product	$2,280	$394	$90
Royalty and other	3,100	4,004	5,992

Total net revenue	5,380	4,398	6,082
Cost of net revenue	2,318	474	334

Gross profit	3,062	3,924	5,748
Operating expenses
Research and development	29,261	23,325	28,480
Selling, general and administrative	6,519	6,161	8,218
Gain on sale of assets	—	(630)	(3,291)

Total operating expenses	35,780	28,856	33,407
Loss from operations	(32,718)	(24,932)	(27,659)
Other income, net	143	209	155

Loss before income taxes	(32,575)	(24,723)	(27,504)
Income tax provision	107	71	110

Net loss	$(32,682)	$(24,794)	$(27,614)

Other comprehensive loss, net of tax:
Net unrealized gains (losses) on available-for-sale securities	(23)	2	10

Comprehensive loss	$(32,705)	$(24,792)	$(27,604)

Net loss per share
Basic and diluted	$(0.66)	$(0.55)	$(0.70)
Shares used in computing net loss per share
Basic and diluted	49,528	45,246	39,176

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balance at January 1, 2012	38,423	$384	$150,507	$1	$(65,399)	$85,493
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	1,881	19	3,627	—	—	3,646
Repurchase of common stock	(250)	(2)	(826)	—	—	(828)
Stock-based compensation	—	—	3,835	—	—	3,835
Change in unrealized gain on available-for-sale investments	—	—	—	10	—	10
Net income					(27,614)	(27,614)

Balance at December 31, 2012	40,054	401	157,143	11	(93,013)	64,542
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	1,365	13	4,211	—	—	4,224
Issuance of common stock, net of costs of $2,154	7,475	75	27,671	—	—	27,746
Stock-based compensation	—	—	3,698	—	—	3,698
Change in unrealized gain on available-for-sale investments	—	—	—	2	—	2
Net loss					(24,794)	(24,794)

Balance at December 31, 2013	48,894	489	192,723	13	(117,807)	75,418
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	899	9	2,227	—	—	2,236
Stock-based compensation	—	—	4,591	—	—	4,591
Change in unrealized loss on available-for-sale investments	—	—	—	(23)	—	(23)
Net loss					(32,682)	(32,682)

Balance at December 31, 2014	49,793	$498	$199,541	$(10)	$(150,489)	$49,540

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(32,682)	$(24,794)	$(27,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	449	679	952
Amortization of intangible assets	1,000	999	1,746
Stock-based compensation	4,591	3,698	3,811
Gain on sale of assets	—	(630)	(3,291)
Other non-cash items	—	7	—
Changes in assets and liabilities:
Accounts receivable	(29)	139	682
Inventories	(314)	(315)	(252)
Prepaid expenses and other assets	405	1	623
Accounts payable	(23)	(125)	(84)
Accrued expenses and other liabilities	296	(2,304)	1,411

Net cash used in operating activities	(26,307)	(22,645)	(22,016)
Cash flows from investing activities:
Purchases of property and equipment	(596)	(154)	(738)
Net proceeds from sale of assets	—	630	3,437
Proceeds from sales and maturities of marketable securities	39,270	49,267	34,371
Purchases of marketable securities	(15,859)	(57,202)	(54,592)

Net cash provided by (used in) investing activities	22,815	(7,459)	(17,522)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	—	27,746	—
Net proceeds from issuance of common stock	2,238	4,193	3,636
Repurchase of common stock	—	—	(1,444)
Payments on capital lease obligations	—	—	(150)

Net cash provided by financing activities	2,238	31,939	2,042
Net increase (decrease) in cash and cash equivalents	(1,254)	1,835	(37,496)
Cash and cash equivalents at beginning of year	4,364	2,529	40,025

Cash and cash equivalents at end of year	$3,110	$4,364	$2,529

Supplemental disclosure:
Cash paid for income taxes	$111	$92	$345

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

The Company

        MoSys, Inc. (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company's strategy and primary business objective is to be an IP-rich fabless semiconductor company focused on the development and sale of integrated circuit (IC) products. Prior to 2011, the Company's primary business activities were designing, developing, marketing and licensing high-performance semiconductor memory and high-speed parallel and serial interface, or SerDes, intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. Since 2011, the Company has developed two IC product lines under the "Bandwidth Engine" and "LineSpeed" product names. Bandwidth Engine ICs combine the Company's proprietary high-density embedded memory with its high-speed 10 gigabits per second and higher interface technology. The LineSpeed IC product line is comprised of non-memory based, high-speed SerDes devices with gearbox or retimer functionality that convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity. Both product lines are being marketed to networking and communications systems companies. The Company's future success and ability to achieve and maintain profitability depends on its success in developing a market for its ICs.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on December 31 of each calendar year.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses recognized during the reported period. Actual results could differ from those estimates.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification includes reclassifying inventories as a separate line item, which was previously included in the prepaid expenses and other line item of the consolidated balance sheets. Previously reported deferred revenue amounts have been included in the accrued expenses and other line item of the consolidated balance sheets. Revenue line items have been reclassified to create a separate line item for product revenue and to include licensing revenue in the royalty and other line item. The amounts for the prior periods have been reclassified to be consistent with the current year presentation and have no impact on previously reported total assets, total stockholders' equity or net loss.

Foreign Currency

        The functional currency of the Company's foreign entities is the U.S. dollar. The financial statements of these entities are translated into U.S. dollars and the resulting gains or losses are included in other income, net in the consolidated statements of operations and comprehensive loss. Such gains and losses were not material for any period presented.

Cash Equivalents and Investments

        The Company has invested its excess cash in money market accounts, certificates of deposit, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for- sale. The Company's available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method.

Fair Value Measurements

        The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

  Level 1—Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

  Level 2—Pricing is provided by third party sources of market information obtained through the Company's investment advisors, rather than models. The Company does not adjust for, or apply, any additional assumptions or estimates to the pricing information it receives from advisors. The Company's Level 2 securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high-quality credit ratings. The Company's investment advisors obtain pricing data from independent sources, such as Standard & Poor's, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at December 31, 2014 or December 31, 2013.

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

Property and Equipment

        Property and equipment are originally recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation is recorded in operating expenses in the consolidated statements of operations and comprehensive loss. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term.

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

Intangible Assets

        Intangible assets acquired in business combinations, referred to as purchased intangible assets, are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. In December 2011, the Company sold 73 of its memory technology patents and received a license to those patents for use in its Bandwidth Engine ICs and other limited instances. The fair value of the patent rights received was recorded as a patent license (see Note 4).

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

The Company performed step one of the annual impairment test in September 2014, and concluded no factors indicated impairment of goodwill. As of December 31, 2014, the Company had not identified any factors to indicate there was an impairment of its goodwill and determined that no additional impairment analysis was required.

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

  IC products

        The Company sells products both directly to customers, as well as through distributors. Revenue from sales directly to customers is generally recognized at the time of shipment. The Company may record an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale. IC product revenue and costs relating to sales made through distributors with rights of return or stock rotation are generally deferred until the distributors sell the product to end customers due to the Company's inability to estimate future returns and credits to be issued. Distributors are generally able to return up to 10% of their purchases for slow, non-moving or obsolete inventory for credit every six months. At the time of shipment to distributors, an accounts receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment. Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand. The associated deferred margin is included in the accrued expenses and other line item in the consolidated balance sheets.

  Royalty

        The Company's licensing contracts typically also provide for royalties based on the licensee's use of the Company's memory technology in their currently shipping commercial products. The Company recognizes royalties in the quarter in which it receives the licensee's report.

  Licensing

        Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For stand-alone license agreements or license deliverables in multi-deliverable arrangements that do not require significant development, modification or customization, revenues are recognized when all revenue recognition criteria have been met. Delivery of the licensed technology is typically the final revenue recognition criterion met, at which time revenue is recognized. If any of the criteria are not met, revenue recognition is deferred until such time as all criteria have been met. Support and maintenance revenue is recognized ratably over the period during which the obligation exists, typically 12 months. Licensing revenue was $155,000, $387,000 and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cost of Net Revenue

        Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically includes engineering support to assist in the commencement of production of a licensee's products.

Adveristing Costs

        Advertising costs are expensed as incurred. Advertising costs were not significant in the years ended December 31, 2014, 2013 and 2012.

Research and Development

        Engineering costs are recorded as research and development expense in the period incurred.

Stock-Based Compensation

        The Company recognizes stock-based compensation for awards on a straight- line basis over the requisite service period, usually the vesting period, based on the grant-date fair value.

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

Per Share Amounts

        Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of December 31, 2014, 2013 and 2012, stock awards to purchase approximately 8,817,000, 10,072,000 and 10,384,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(32,682)	$(24,794)	$(27,614)
Denominator:
Shares used in computing net loss per share:
Basic	49,528	45,246	39,176
Diluted	49,528	45,246	39,176
Net loss per share:
Basic and diluted	$(0.66)	$(0.55)	$(0.70)

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

        The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2014 tax years generally remain subject to examination by federal, state and foreign tax authorities.

        As of December 31, 2014, the Company did not have any unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the years ended December 31, 2014, 2013 and 2012, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Comprehensive Loss

        Comprehensive loss includes unrealized gains and losses on available-for-sale securities. Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the consolidated statements of operations and comprehensive loss. All amounts recorded were not significant in the years ended December 31, 2014, 2013 and 2012.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition methods. The Company has not yet selected a transition method nor has it determined the potential effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

        In August 2014, the FASB issued ASU No. 2014-15 (ASU 2014-15), Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements and related disclosures.

Note 2: Consolidated Balance Sheets and Statements of Operations and Comprehensive Loss Components

	December 31,
	2014	2013
	(in thousands)
Inventories:
Work-in-process	$651	$542
Finished goods	230	25

	$881	$567

Prepaid expenses and other:
Interest receivable	$160	$382
Prepaid insurance	143	127
Prepaid expenses and other	584	595

	$887	$1,104

Property and equipment, net:
Equipment, furniture and fixtures and leasehold improvements	$4,255	$3,923
Acquired software	750	686

	5,005	4,609
Less: Accumulated depreciation and amortization	(4,151)	(3,903)

	$854	$706

Intangible assets, net:

        Identifiable intangible assets relating to business combinations and the patent license were (dollar amounts in thousands):

	December 31, 2014
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3-5	$9,240	$9,031	$209
Patent license	7	780	334	446

Total		$10,020	$9,365	$655

	December 31, 2013
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3-5	$9,240	$8,142	$1,098
Patent license	7	780	223	557

Total		$10,020	$8,365	$1,655

        Amortization expense has been included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense to be recognized in future years is approximately $0.3 million for 2015 and $0.1 million annually for 2016 through 2018.

	December 31,
	2014	2013
	(in thousands)
Accrued expenses and other:
Accrued wages and employee benefits	$1,026	$818
Employee stock purchase plan withholdings	357	286
IC development wafer costs	203	—
Professional fees	123	61
Deferred revenue	4	170
Other	637	744

	$2,350	$2,079

        As of December 31, 2014 and 2013, the amounts in long-term liabilities primarily included deferred rent.

Other income, net:

	2014	2013	2012
	(in thousands)
Interest income	$155	$174	$171
Other income (expense), net	(12)	35	(16)

	$143	$209	$155

Note 3: Fair Value of Financial Instruments

        The estimated fair values of financial instruments outstanding were (in thousands):

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$3,110	$—	$—	$3,110

Short-term investments:
U.S. government-sponsored enterprise bonds	$1,250	$—	$—	$1,250
Municipal bonds	841	—	—	841
Corporate notes	15,921	2	(6)	15,917
Certificates of deposit	2,430	1	—	2,431

Total short-term investments	$20,442	$3	$(6)	$20,439

Long-term investments:
U.S. government-sponsored enterprise bonds	$1,000	$—	$(2)	$998
Corporate notes	1,252	—	(5)	1,247

Total long-term investments	$2,252	$—	$(7)	$2,245

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$4,364	$—	$—	$4,364

Short-term investments:
U.S. government-sponsored enterprise bonds	$6,543	$—	$(1)	$6,542
Municipal bonds	13,401	11	—	13,412
Corporate notes	7,245	2	(2)	7,245
Certificates of deposit	4,994	1	(2)	4,993

Total short-term investments	$32,183	$14	$(5)	$32,192

Long-term investments:
U.S. government-sponsored enterprise bonds	$2,752	$—	$—	$2,752
Municipal bonds	264	—	—	264
Corporate notes	9,466	9	(1)	9,474
Certificates of deposit	1,440	—	(4)	1,436

Total long-term investments	$13,922	$9	$(5)	$13,926

        The estimated fair values of available-for-sale securities with unrealized losses were (in thousands):

	December 31, 2014
	Cost	Unrealized Losses	Fair Value
Short-term investments:
Corporate notes	$13,006	$(6)	$13,000

Total short-term investments	$13,006	$(6)	$13,000

Long-term investments:
U.S. government-sponsored enterprise bonds	$1,000	$(2)	$998
Corporate notes	1,252	(5)	1,247

Total long-term investments	$2,252	$(7)	$2,245

	December 31, 2013
	Cost	Unrealized Losses	Fair Value
Short-term investments:
U.S. government-sponsored enterprise bonds	$5,289	$(1)	$5,288
Corporate notes	3,844	(2)	3,842
Certificates of deposit	3,080	(2)	3,078

Total short-term investments	$12,213	$(5)	$12,208

Long-term investments:
U.S. government-sponsored enterprise bonds	$1,253	$—	$1,253
Corporate notes	1,001	(1)	1,000
Certificates of deposit	1,440	(4)	1,436

Total long-term investments	$3,694	$(5)	$3,689

        As of December 31, 2014 and 2013, all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months.

        Cost and fair value of investments based on two maturity groups were (in thousands):

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$20,442	$3	$(6)	$20,439
Due in 1-2 years	2,252	—	(7)	2,245

Total	$22,694	$3	$(13)	$22,684

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$32,183	$14	$(5)	$32,192
Due in 1-2 years	13,922	9	(5)	13,926

Total	$46,105	$23	$(10)	$46,118

        The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,837	$1,837	$—	$—
U.S. government-sponsored enterprise bonds	2,248	—	2,248	—
Municipal bonds	1,243	—	1,243	—
Corporate notes	17,164	—	17,164	—
Certificates of deposit	2,676	—	2,676	—

Total assets	$25,168	$1,837	$23,331	$—

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,012	$3,012	$—	$—
U.S. government-sponsored enterprise bonds	9,295	—	9,295	—
Municipal bonds	13,675	—	13,675	—
Corporate notes	16,719	—	16,719	—
Certificates of deposit	6,429	—	6,429	—

Total assets	$49,130	$3,012	$46,118	$—

        There were no transfers in or out of Level 1 and Level 2 securities during the years ended December 31, 2014 and 2013.

Note 4: Patent Sale and License

        In December 2011, the Company entered into a patent purchase agreement for the sale of 43 United States and 30 related foreign memory technology patents for $35 million in cash and a license for the use of those patents in the Bandwidth Engine ICs and other limited uses. The license to the sold patents covers the Company's Bandwidth Engine IC product line and technology partners, along with related rights to offer sublicenses to current and future partners. This right to use the patents was valued to be $0.8 million and has been recorded as an intangible asset, referred to as a patent license in Note 2. The value was determined based on the present value of the future cash flows that could potentially be generated by the patent license over its estimated remaining life. The patent license is being amortized over its estimated useful life of seven years.

Note 5: Sale of I/O Technology

        In March 2012, the Company entered into an asset purchase agreement for an exclusive license of a portion of its intellectual property pertaining to its high-speed serial I/O technology for approximately $4.3 million. As part of the agreement, the Company provided certain technology transfer support services, and 15 employees of the Company's India subsidiary accepted employment with the purchaser. The Company received approximately $2.2 million, net of transaction costs, in cash upon execution of the agreement. The agreement provided for an additional $1.9 million, referred to as the holdback payment, to be paid upon providing technology transfer support services, achievement of certain contractually agreed-upon development milestones and expiration of an indemnification period. In July 2012 and March 2013, $1.3 million and $0.6 million, respectively, of the holdback payments were received, and no further amounts are due to the Company. These amounts have been recorded as gains on sale of assets and reductions of operating expenses in the consolidated statements of operations and comprehensive loss.

Note 6: Income Taxes

        The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current portion:
Federal	$—	$—	$(5)
State	3	2	3
Foreign	104	69	112

	$107	$71	$110

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities were (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Federal and state loss carryforwards	$50,057	$39,455
Reserves, accruals and other	587	372
Depreciation and amortization	1,497	1,797
Deferred stock-based compensation	3,589	3,793
Research and development credit carryforwards	11,351	9,512
Foreign tax and other credits	1,241	1,326

Total deferred tax assets	68,322	56,255
Deferred tax liabilities:
Acquired intangible assets and other	1,537	1,618
Less: Valuation allowance	(66,785)	(54,637)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $12.1 million and $10.9 million for the years ended December 31, 2014 and December 31, 2013, respectively.

        As of December 31, 2014, the Company had net operating loss carryforwards of approximately $133.4 million for federal income tax purposes and approximately $98.4 million for state income tax purposes. These losses are available to reduce future taxable income and expire at various times from 2015 through 2034. Approximately $5.7 million of federal net operating loss carryforwards and $4.8 million of state net operating loss carryforwards are related to excess tax benefits from stock-based compensation and will be charged to additional paid-in capital as realized.

        The Company also had federal research and development tax credit carryforwards of approximately $7.3 million, which will begin expiring in 2018, and California research and development credits of approximately $6.2 million, which do not have an expiration date. The Company had foreign tax credits available for federal income tax purposes of approximately $1.0 million which will begin to expire in 2015.

        The Company considers its undistributed earnings of its foreign subsidiary permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2014, the Company's unremitted earnings from its foreign subsidiary were $0.8 million. The determination of the unrecognized deferred U.S. income tax liability, if any, is not practicable.

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

        A reconciliation of income taxes provided at the federal statutory rate (35%) to actual income tax provision follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax benefit computed at U.S. statutory rate	$(11,401)	$(8,653)	$(9,626)
State income tax (net of federal benefit)	3	2	2
Foreign income tax at rate different from U.S. statutory rate	(12)	(11)	(13)
Research and development credits	(1,614)	(1,196)	(691)
Stock-based compensation	130	91	252
Amortization of intangible assets	(100)	(100)	(100)
Valuation allowance changes affecting tax provision	13,027	9,915	10,526
Other	74	23	(240)

Income tax provision	$107	$71	$110

        The domestic and foreign components of (loss) income before income tax provision were (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$(32,735)	$(24,906)	$(27,737)
Non-U.S.	160	183	233

	$(32,575)	$(24,723)	$(27,504)

Note 7: Stock-Based Compensation

Equity Compensation Plans

Common Stock Option Plans

        In 2000, the Company adopted the 2000 Stock Plan, which was amended in 2004 (Amended 2000 Plan), and terminated in 2010. As of December 31, 2014, no options were available for future issuance under the Amended 2000 Plan and options to purchase approximately 1,048,000 shares were outstanding with a weighted-average exercise price of $3.79 per share. The Amended 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to the date of expiration.

        In June 2010, the Company's stockholders approved the 2010 Equity Incentive Plan, which was amended in 2014 (Amended 2010 Plan). The Amended 2010 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the Amended 2010 Plan, 4,000,000 shares were initially reserved for issuance. In June 2014, the Company's stockholders approved an amendment increasing the number of shares reserved for issuance by 1,500,000 shares. In addition, the terms of the Amended 2010 Plan provide for an automatic annual increase in the share reserve of 500,000 on January 1 of each year. The Amended 2010 Plan has a 10 year term and provides for annual option grants or other awards to non-employee directors to acquire up to 40,000 shares and for a one-time grant of an option or other award to a non-employee director to acquire up to 120,000 shares upon initial appointment or election to the board of directors. The term of options granted under the Amended 2010 Plan may not exceed ten years. The term of all incentive stock options granted to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company's stock may not exceed five years.

        The exercise price of stock options granted under the Amended 2010 Plan must be at least equal to the fair market value of the shares on the date of grant. Generally, options granted under the Amended 2010 Plan will vest over a four-year period and will have a six or ten-year term. In addition, the Amended 2010 Plan provides for automatic acceleration of vesting for options granted to non-employee directors upon a change of control of the Company.

        The Amended 2000 Plan and Amended 2010 Plan are referred to collectively as the "Plans."

        The Company may also award shares to new employees outside the Plans, as material inducements to the acceptance of employment with the Company, as permitted under the Listing Rules of the Nasdaq Stock Market. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or, below a specified share level, by an authorized executive officer.

Employee Stock Purchase Plan

        In June 2010, the Company's stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company's common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company's common stock either at the beginning or the end of each six-month offering period, whichever is less. On September 1, 2010, the Company commenced the first offering period under the ESPP. For the year ended December 31, 2014, approximately 294,000 shares of common stock were issued at an aggregate purchase price of approximately $0.9 million. For the year ended December 31, 2013, approximately 275,000 shares of common stock were issued at an aggregate purchase price of approximately $0.8 million. For the year ended December 31, 2012, approximately 351,000 shares of common stock were issued at an aggregate purchase price of approximately $1.1 million. As of December 31, 2014, there were approximately 766,000 shares authorized and unissued under the ESPP.

Stock-Based Compensation Expense

        The unamortized compensation cost, net of expected forfeitures, as of December 31, 2014 was $3.5 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.0 years. The unamortized compensation cost, net of expected forfeitures, as of December 31, 2014 was $1.0 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 2.2 years. The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the years ended December 31, 2014, 2013 and 2012, there were no such tax benefits associated with the exercise of stock options.

Valuation Assumptions and Expense Information for Stock-based Compensation

        The fair value of the Company's share-based payment awards for the years ended December 31, 2014, 2013 and 2012 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Year Ended December 31,
Employee stock options:	2014	2013	2012
Risk-free interest rate	1.3% - 1.7%	0.5% - 1.7%	0.2% - 0.8%
Volatility	53.7% - 57.5%	57.7% - 62.9%	59.5% - 73.1%
Expected life (years)	4.0 - 5.0	4.0 - 5.0	4.0
Dividend yield	0%	0%	0%

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

Common Stock Options and Restricted Stock

        A summary of option activity under the Plans is presented below (in thousands, except exercise price):

		Options outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2011	1,977	6,528	$4.48
Additional shares authorized under the Amended 2010 Plan	500	—	—
Options granted	(1,827)	1,827	$3.19
Options cancelled	1,217	(1,217)	$5.42
Options exercised	—	(266)	$2.38
Options expired	(602)	—	$6.89

Balance at December 31, 2012	1,265	6,872	$4.05
Additional shares authorized under the Amended 2010 Plan	500	—	—
Restricted stock units granted	(35)	—	—
Options granted	(1,543)	1,543	$4.27
Options cancelled	1,123	(1,123)	$6.00
Options exercised	—	(565)	$3.05
Options expired	(888)	—	$6.49

Balance at December 31, 2013	422	6,727	$3.86
Additional shares authorized under the Amended 2010 Plan	2,000	—	—
Restricted stock units granted	(508)	—	—
Restricted stock units cancelled	5	—	—
Options granted	(174)	174	$3.53
Options cancelled	496	(496)	$4.31
Options exercised	—	(411)	$3.06
Options expired	(481)	—	$4.32

Balance at December 31, 2014	1,760	5,994	$3.87

        A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2011	4,815	$3.29
Granted	350	$3.92
Cancelled	(550)	$1.55
Exercised	(1,257)	$1.55

Balance at December 31, 2012	3,358	$4.29
Granted	347	$3.94
Cancelled	(7)	$3.45
Exercised	(520)	$3.28

Balance at December 31, 2013	3,178	$4.42
Granted	418	$3.68
Exercised	(73)	$2.59
Expired	(1,290)	$5.57

Balance at December 31, 2014	2,233	$3.68

        A summary of restricted stock unit activity under the Plans is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2011	15	$1.60
Vested	(12)	$1.62
Cancelled	(3)	$1.55

Non-vested shares at December 31, 2012	—	—
Granted	35	$4.46
Vested	(8)	$4.46

Non-vested shares at December 31, 2013	27	$4.46
Granted	508	$4.61
Vested	(136)	$4.60
Cancelled	(5)	$4.62

Non-vested shares at December 31, 2014	394	$4.61

        The total intrinsic value of the restricted stock units outstanding as of December 31, 2014 was $0.7 million.

        The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2014 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.50 - $3.10	2,155	2.60	$2.48	1,579	$2.34
$3.11 - $3.85	2,289	4.00	$3.52	1,541	$3.57
$3.86 - $4.46	2,241	5.79	$4.28	1,315	$4.27
$4.47 - $6.50	1,542	2.88	$5.47	1,277	$5.52

$1.50 - $6.50	8,227	3.91	$3.82	5,712	$3.83	$197

Vested and expected to vest	7,981	3.81	$3.82			$196

Exercisable	5,712	2.92	$3.83			$191

        The aggregate intrinsic value of employee stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $1.4 million and $2.7 million, respectively.

Note 8: Stockholders' Equity

        In the second quarter of 2013, the Company completed a public offering and issued approximately 7.5 million shares of its common stock for approximately $27.7 million in net proceeds. The Company's chief executive officer purchased 250,000 shares at the public offering price.

Stockholder Rights Plan

        On November 10, 2010, the Company executed a rights agreement in connection with the declaration by the Company's board of directors of a dividend of one preferred stock purchase right (a Right) to be paid on November 10, 2010 (the Record Date) for each share of the Company's common stock issued and outstanding at the close of business on the Record Date. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series AA Preferred Stock, $0.01 par value per share (a Preferred Share), of the Company at a price of $48.00 per one one-thousandth of a Preferred Share, subject to adjustment. The rights will not be exercisable until a third party acquires 15.0% of the Company's common stock or commences or announces its intent to commence a tender offer for at least 15.0% of the common stock, other than holders of "grandfathered stock" as defined below.

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

Note 9: Retirement Savings Plan

        Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. No matching contributions were made by the Company in the years ended December 31, 2014, 2013 and 2012.

Note 10: Business Segments, Concentration of Credit Risk and Significant Customers

        The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and accounts receivable. Cash, cash equivalents and short-term and long term investments are deposited with high credit-quality institutions.

        The Company recognized revenue from licensing of its technologies and shipment of ICs to customers in North America, Asia and Europe as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Japan	$1,961	$1,207	$1,571
Taiwan	1,894	1,831	1,700
North America	1,485	1,318	2,511
Rest of Asia	28	42	214
Europe	12	—	86

Total net revenue	$5,380	$4,398	$6,082

        Customers who accounted for at least 10% of total net revenues were:

	Years Ended December 31,
	2014	2013	2012
Customer A	34%	41%	28%
Customer B	31%	*	*
Customer C	11%	13%	26%
Customer D	*	*	12%

*
Represents percentage less than 10%.

        Three customers accounted for 97% of net accounts receivable at December 31, 2014. Two customers accounted for 96% of net accounts receivable at December 31, 2013.

        Net long-lived assets (property and equipment), classified by major geographic areas, was (in thousands):

	December 31,
	2014	2013
	(in thousands)
U.S.	$766	$610
Non-U.S.	88	96

Total	$854	$706

Note 11: Commitments and Contingencies

Leases and Purchase Commitments

        The Company leases its facilities under non-cancelable operating leases that expire at various dates through 2020. Rent expense was approximately $802,000, $822,000 and $895,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

        Future minimum lease payments under non-cancelable operating leases and purchase commitments are (in thousands):

Year ended December 31,	Operating leases	Purchase commitments	Total
2015	$775	$3,453	$4,228
2016	780	392	1,172
2017	755	—	755
2018	734	—	734
2019	756	—	756
Thereafter	514	—	514

Total minimum payments	$4,314	$3,845	$8,159

        Purchase commitments include software licenses related to computer-aided design software payable through March 2016, wafer and board components purchase obligations.

Indemnification

        In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company's consolidated financial statements for the years ended December 31, 2014, 2013 or 2012 related to these indemnifications.

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

Note 12: Related Party Transactions

        In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (Credo), a privately-funded, fabless semiconductor company, to develop, market and sell integrated circuits. Two of the Company's executive officers between them loaned a total of $250,000 to Credo for a portion of the seed funding needed by Credo to commence its integrated circuit design efforts. These loans may be converted into minority equity interests in Credo. The strategic development and marketing agreement, as amended, calls for the Company to make payments to Credo upon Credo achieving certain development and verification milestones towards the development of IC products and provides the Company with exclusive sales and marketing rights for such IC products. To date, the Company has paid Credo $4.5 million for achievement of additional development milestones, as well as for mask costs and wafer purchases from third-party vendors. All amounts incurred have been recorded as research and development expenses. Currently, under the strategic development and marketing agreement, the Company is entitled to reimbursement of $4.2 million of development costs based on payments made to Credo to date. This amount is subject to increase as additional payments are made to Credo. The reimbursement will be funded by the gross profits earned by the Company and Credo from the sale of the products, with the initial gross profits being primarily applied to reimbursing the Company for these development payments. Once the full amount has been reimbursed, the gross profits will be shared equally by the Company and Credo.

Note 13: Subsequent Event

        On March 4, 2015, the Company sold 14,375,000 shares of common stock in an equity offering made under its shelf registration and raised approximately $21.3 million, net of transaction expenses. Two of the Company's executive officers between them purchased a total of 406,250 shares at the public offering price.

INDEX OF EXHIBITS

2.1(1)	Agreement and Plan of Merger by and among MoSys, Inc., MLI Merger Corporation, MagnaLynx, Inc., and the Representative of the Shareholders of MagnaLynx, Inc. dated as of March 24, 2010
3.1(2)	Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
4.1(4)	Specimen common stock certificate
4.4(5)	Rights Agreement, dated November 10, 2010, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.1(5)	Form of Right Certificate
4.4.2(5)	Summary of Rights to Purchase Preferred Shares
4.4.3(6)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.4(7)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
10.1(4)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers
10.2	Reserved
10.3(8)*	2000 Stock Option Plan and form of Option Agreement thereunder
10.3.1(9)*	Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.4(10)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.5(11)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(12)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.7	Reserved
10.8(13)*	Employment offer letter agreement between Registrant and James Sullivan dated December 21, 2007
10.9(14)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.10(15)*	Amended and Restated 2010 Equity Incentive Plan
10.11(16)*	Form of Option Agreement for Stock Option Grant pursuant to 2010 Equity Incentive Plan
10.12(17)*	2010 Employee Stock Purchase Plan
10.13	Reserved
10.14(18)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.15(19)	Lease Agreement between Registrant and M West Propco XII, LLC. dated July 19, 2010
10.16(20)*	Employment offer letter agreement between Registrant and Thomas Riordan dated May 6, 2011
10.17(20)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Thomas Riordan dated May 10, 2011
10.18	Reserved
10.19(21)*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)
10.20(22)*	Stock Option Agreement between Registrant and Leonard Perham dated as of November 1, 2011
10.21(23)*	Stock Option Agreement between Registrant and Thomas Riordan dated as of December 21, 2011
10.22(24)	Form of Indemnification Agreement used from June 5, 2012
10.23	Reserved

10.24(25)*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2010 Equity Incentive Plan
10.25(26)*	Employment offer letter agreement between Registrant and John Monson dated February 21, 2012
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(13)
Incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(14)
Incorporated by reference to Exhibit 10.27 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(15)
Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on August 8, 2014 (Commission File No. 000-197989).

(16)
Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).

(17)
Incorporated by reference to Appendix B to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).

(18)
Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 5, 2009 (Commission File No. 333-159753).

(19)
Incorporated by reference to Exhibit 10.35 to Form 8-K filed by the Company on July 22, 2010 (Commission File No. 000-32929).

(20)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 8, 2011 (Commission File No. 000-32929).

(21)
Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).

(22)
Incorporated by reference to Exhibit 10.20 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(23)
Incorporated by reference to Exhibit 10.21 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(24)
Incorporated by reference to Exhibit 10.22 to Form 10-Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).

(25)
Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).

(26)
Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.