Form 10-Q
period 2015-06-30
MoSys, Inc.
filed 2015-08-07
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 65,227,825 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$5,602	$3,110
Short-term investments	26,384	20,439
Accounts receivable, net	420	177
Inventories	1,260	881
Prepaid expenses and other	990	887
Total current assets	34,656	25,494

Long-term investments	3,286	2,245
Property and equipment, net	698	854
Goodwill	23,134	23,134
Other assets	616	899
Total assets	$62,390	$52,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$464	$495
Accrued expenses and other	2,205	2,350
Total current liabilities	2,669	2,845

Long-term liabilities	248	241
Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 65,193 shares and 49,793 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	652	498
Additional paid-in capital	224,190	199,541
Accumulated other comprehensive loss	(9)	(10)
Accumulated deficit	(165,360)	(150,489)
Total stockholders’ equity	59,473	49,540
Total liabilities and stockholders’ equity	$62,390	$52,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue
Product	$543	$975	$723	$1,556
Royalty and other	451	774	1,047	1,525
Total net revenue	994	1,749	1,770	3,081

Cost of net revenue	563	1,022	800	1,599

Gross profit	431	727	970	1,482

Operating expenses
Research and development	5,789	6,432	12,682	13,486
Selling, general and administrative	1,550	1,490	3,164	3,287
Total operating expenses	7,339	7,922	15,846	16,773

Loss from operations	(6,908)	(7,195)	(14,876)	(15,291)
Other income, net	29	55	52	85

Loss before income taxes	(6,879)	(7,140)	(14,824)	(15,206)
Income tax provision	27	21	47	42

Net loss	$(6,906)	$(7,161)	$(14,871)	$(15,248)

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	(5)	6	1	(3)
Comprehensive loss	$(6,911)	$(7,155)	$(14,870)	$(15,251)

Net loss per share
Basic and diluted	$(0.11)	$(0.14)	$(0.25)	$(0.31)
Shares used in computing net loss per share
Basic and diluted	64,737	49,511	59,539	49,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,871)	$(15,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	206
Stock-based compensation	2,044	2,522
Amortization of intangible assets	265	500
Changes in assets and liabilities:
Accounts receivable	(243)	(159)
Inventories	(379)	127
Prepaid expenses and other assets	14	(226)
Accounts payable	(54)	286
Accrued expenses and other liabilities	(130)	68
Net cash used in operating activities	(13,067)	(11,924)

Cash flows from investing activities:
Purchases of property and equipment	(131)	(104)
Proceeds from sales and maturities of marketable securities	20,741	22,807
Purchases of marketable securities	(27,726)	(13,792)
Net cash (used in) provided by investing activities	(7,116)	8,911

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	21,368	—
Proceeds from issuance of common stock	1,307	1,689
Net cash provided by financing activities	22,675	1,689

Net increase (decrease) in cash and cash equivalents	2,492	(1,324)

Cash and cash equivalents at beginning of period	3,110	4,364
Cash and cash equivalents at end of period	$5,602	$3,040

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other future period.

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

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive loss. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the condensed consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectability. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either June 30, 2015 or December 31, 2014.

Revenue Recognition

General

The Company generates revenue from the sales of IC products and licensing of its IP. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Evidence of an arrangement generally consists of signed agreements or customer purchase orders.

IC products

The Company sells products both directly to customers, as well as through distributors. Revenue from sales directly to customers is generally recognized at the time of shipment. The Company may record an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale. IC product revenue and costs relating to sales made through distributors with rights of return or stock rotation are generally deferred until the distributors sell the product to end customers due to the Company’s inability to estimate future returns and credits to be issued. Distributors are generally able to return up to 10% of their purchases for slow, non-moving or obsolete inventory for credit every six months. At the time of shipment to distributors, an account receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, and inventory is relieved, as legal title to the inventory is transferred upon shipment. Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers. Distributors provide information regarding products and quantity, end customer shipments and remaining inventory on hand. The deferred margin recorded on sales to distributors where the product has not sold through to end customers is included in the accrued expenses and other line item in the condensed consolidated balance sheets.

Royalty

The Company’s licensing contracts typically also provide for royalties based on the licensees’ use of the Company’s memory technology in their currently shipping commercial products. The Company recognizes royalties in the quarter in which it receives the licensee’s report.

Licensing

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For stand-alone license agreements or license deliverables in multi-deliverable arrangements that do not require significant development, modification or customization, revenues are recognized when all revenue recognition criteria have been met. Delivery of the licensed technology is typically the final revenue recognition criterion met, at which time revenue is recognized. If any of the criteria are not met, revenue recognition is deferred until such time as all criteria have been met. Support and maintenance revenue is recognized ratably over the period during which the obligation exists, typically 12 months. There was no licensing revenue for the three or six months ended June 30, 2015.  Licensing revenue was $6,000 and $47,000 for the three and six months ended June 30, 2014, respectively.

Cost of Net Revenue

Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically includes engineering support to assist in the commencement of production of a licensee’s products.

Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment in the second step of the analysis, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed step one of the annual impairment test in September 2014, and concluded no factors indicated impairment of goodwill. As of June 30, 2015, the Company had not identified any factors to indicate there was an impairment of its goodwill and determined that no additional impairment analysis was required.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of June 30, 2015 and 2014, stock awards to purchase approximately 9,363,000 and 10,226,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the condensed consolidated statements of operations and comprehensive loss.  All amounts recorded in the three and six months ended June 30, 2015 and 2014 are not considered significant.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	June 30, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$5,602	$—	$—	$5,602
Short-term investments:
U.S. government-sponsored enterprise bonds	$8,197	$—	$(1)	$8,196
Corporate notes	13,482	1	(4)	13,479
Municipal bonds	3,101	—	—	3,101
Certificates of deposit	1,108	—	—	1,108
Commercial paper	500	—	—	500
Total short-term investments	$26,388	$1	$(5)	$26,384
Long-term investments:
Corporate notes	3,291	—	(5)	3,286
Total long-term investments	$3,291	$—	$(5)	$3,286

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$3,110	$—	$—	$3,110
Short-term investments:
U.S. government-sponsored enterprise bonds	$1,250	$—	$—	$1,250
Municipal bonds	841	—	—	841
Corporate notes	15,921	2	(6)	15,917
Certificates of deposit	2,430	1	—	2,431
Total short-term investments	$20,442	$3	$(6)	$20,439
Long-term investments:
U.S. government-sponsored enterprise bonds	$1,000	$—	$(2)	$998
Corporate notes	1,252	—	(5)	1,247
Total long-term investments	$2,252	$—	$(7)	$2,245

The estimated fair values of available-for-sale securities with unrealized losses were (in thousands):

	June 30, 2015
	Cost	Unrealized Losses	Fair Value
Short-term investments:
U.S. government-sponsored enterprise bonds	$3,617	$(1)	$3,616
Corporate notes	8,180	(4)	8,176

Total short-term investments	$11,797	$(5)	$11,792
Long-term investments:
Corporate notes	3,291	(5)	3,286
Total long-term investments	$3,291	$(5)	$3,286

	December 31, 2014
	Cost	Unrealized Losses	Fair Value
Short-term investments:
Corporate notes	$13,006	$(6)	$13,000
Total short-term investments	$13,006	$(6)	$13,000
Long-term investments:
U.S. government-sponsored enterprise bonds	$1,000	$(2)	$998
Corporate notes	1,252	(5)	1,247
Total long-term investments	$2,252	$(7)	$2,245

As of June 30, 2015 and December 31, 2014, all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months.

Cost and fair value of investments based on two maturity groups were (in thousands):

	June 30, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$26,388	$1	$(5)	$26,384
Due in 1-2 years	3,291	—	(5)	3,286
Total	$29,679	$1	$(10)	$29,670

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$20,442	$3	$(6)	$20,439
Due in 1-2 years	2,252	—	(7)	2,245
Total	$22,694	$3	$(13)	$22,684

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$4,043	$4,043	$—	$—
U.S. government-sponsored enterprise bonds	8,196	—	8,196	—
Corporate notes	16,765	—	16,765	—
Municipal bonds	3,101	—	3,101	—
Certificates of deposit	1,223	—	1,223	—
Commercial paper	500	—	500	—
Total assets	$33,828	$4,043	$29,785	$—

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,837	$1,837	$—	$—
U.S. government-sponsored enterprise bonds	2,248	—	2,248	—
Municipal bonds	1,243	—	1,243	—
Corporate notes	17,164	—	17,164	—
Certificates of deposit	2,676	—	2,676	—
Total assets	$25,168	$1,837	$23,331	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three or six months ended June 30, 2015 and 2014.

Note 3. Balance Sheet Detail

	June 30, 2015	December 31, 2014
	(in thousands)
Inventories:
Work-in-process	$1,159	$651
Finished goods	101	230
	$1,260	$881

Identifiable intangible assets relating to business combinations and a patent license were (dollar amounts in thousands):

	June 30, 2015
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$9,240	$—
Patent license	7	780	390	390
Total		$10,020	$9,630	$390

	December 31, 2014
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$9,031	$209
Patent license	7	780	334	446
Total		$10,020	$9,365	$655

Intangible assets acquired in business combinations, referred to as purchased intangible assets, are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. The net carrying value of identifiable assets has been included in the other assets line item in the condensed consolidated balance sheets. Amortization expense has been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense to be recognized in future years is less than $0.1 million for the remainder of 2015 and $0.1 million annually for 2016 through 2018.

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three or six months ended June 30, 2015 or 2014 related to these indemnifications.

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

The Company recognized revenue from licensing of its technologies and shipment of ICs to customers in North America, Asia and Europe as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$549	$433	$726	$783
Taiwan	257	536	736	873
Japan	142	776	254	1,399
Europe	32	—	32	11
Rest of world	14	4	22	15
Total net revenue	$994	$1,749	$1,770	$3,081

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Customer A	33%	13%	22%	*
Customer B	24%	31%	40%	28%
Customer C	16%	*	12%	11%
Customer D	11%	42%	10%	11%

*Represents less than 10%

Three customers accounted for 74% of net accounts receivable at June 30, 2015. Three customers accounted for 97% of net accounts receivable at December 31, 2014.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  2004 through 2014 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As of June 30, 2015, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of June 30, 2015 was $3.4 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.3 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of June 30, 2015 was $0.8 million related to RSUs and is expected to be recognized as expense over a weighted average period of approximately 1.8 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and six months ended June 30, 2015 and 2014, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss position.

Valuation Assumptions

The fair value of the Company’s share-based payment options for the three and six months ended June 30, 2015 and 2014 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Employee stock options:	2015	2014	2015	2014
Risk-free interest rate	1.7% - 1.7%	1.6% - 1.7%	0.6% – 1.7%	1.5% – 1.7%
Volatility	55.7% – 55.7%	55.9% – 56.7%	55.7% – 57.7%	55.9% – 57.5%
Expected life (years)	4.0-5.0	4.0-5.0	4.0-5.0	4.0-5.0
Dividend yield	0%	0%	0%	0%

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

Common Stock Options and Restricted Stock

A summary of the option and RSU activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and Amended and Restated 2010 Equity Incentive Plan (Amended 2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2014	1,760	5,994	$3.87
Additional shares authorized under the Amended 2010 Plan	500	—	—
Restricted stock units cancelled	6	—	—
Options granted	(1,323)	1,323	$2.05
Options cancelled	153	(153)	$5.00
Options exercised	—	(22)	$1.60
Options expired	(78)	—	$5.79
Balance at March 31, 2015	1,018	7,142	$3.52
Additional shares authorized under the Amended 2010 Plan	—	—	—
Restricted stock units cancelled	10	—	—
Options granted	(95)	95	$2.04
Options cancelled	128	(128)	$4.00
Options exercised	—	(40)	$1.65
Options expired	(15)	—	$4.35
Balance at June 30, 2015	1,046	7,069	$3.50

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

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2014 and March 31, 2015	2,233	$3.68
Granted	—	—
Cancelled	(2)	$3.86
Exercised	(512)	$1.55
Expired	(16)	$1.55
Balance at June 30, 2015	1,703	$4.34

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2014	394	$4.61
Vested	(120)	$4.60
Cancelled	(6)	$4.60
Non-vested shares at March 31, 2015	268	$4.61
Vested	(3)	$4.46
Cancelled	(10)	$4.62
Non-vested shares at June 30, 2015	255	$4.60

The total intrinsic value of the restricted stock units outstanding as of June 30, 2015 was $0.5 million.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2015 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.50 - $2.05	1,569	9.27	$2.03	240	$1.99
$2.06 - $3.10	1,405	2.67	$2.94	1,011	$2.89
$3.11 - $3.58	1,423	3.84	$3.35	1,000	$3.37
$3.59 - $4.19	1,512	3.59	$3.89	1,238	$3.89
$4.20 - $4.54	1,416	5.51	$4.43	985	$4.41
$4.55 - $6.11	1,447	2.54	$5.45	1,306	$5.51
$1.50 - $6.11	8,772	4.64	$3.66	5,780	$4.00	$16
Vested and expected to vest	8,508	4.51	$3.69			$15
Exercisable	5,780	3.11	$4.00			$7

The aggregate intrinsic value of employee stock options exercised during the six months ended June 30, 2015 and 2014 was approximately $0.3 million and $0.7 million, respectively.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock were initially reserved for issuance under the ESPP in 2010.  On April 16, 2015, the board of directors approved an amendment to the ESPP to increase the number of shares reserved for issuance by 2,000,000 shares, subject to stockholder approval. At the Annual Meeting of Stockholders held on May 26, 2015, the Company’s stockholders approved the increase. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. On September 1, 2010, the Company commenced the first offering period under the ESPP. On February 28, 2015, approximately 339,000 shares of common stock were issued at an aggregate purchase price of $518,000 under the ESPP.  As of June 30, 2015, there were approximately 2.4 million shares authorized and unissued under the ESPP.

Note 8. Stockholders’ Equity

On March 4, 2015, the Company sold 14,375,000 shares of common stock in an equity offering and raised approximately $21.4 million, net of transaction expenses.  Two of the Company’s executive officers between them purchased a total of 406,250 shares at the public offering price.

Note 9. Related Party Transactions

In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (Credo), a privately-funded, fabless semiconductor company, to develop, market and sell integrated circuits. Two of the Company’s executive officers between them loaned a total of $250,000 to Credo for a portion of the seed funding needed by Credo to commence its integrated circuit design efforts. These loans may be converted into minority equity interests in Credo. The strategic development and marketing agreement, as amended, calls for the Company to make payments to Credo upon Credo achieving certain development and verification milestones towards the development of IC products and provides the Company with exclusive sales and marketing rights for such IC products. As of June 30, 2015, the Company has paid Credo $4.6 million for achievement of development milestones, as well as for mask costs and wafer purchases from third-party vendors. All amounts incurred have been recorded as research and development expenses. Currently, under the strategic development and marketing agreement, the Company is entitled to reimbursement of $4.2 million of development costs based on payments made to Credo to date. This amount is subject to increase as additional payments are made to Credo. The reimbursement will be funded by the gross profits earned by the Company from the sale of the products, with the initial gross profits being primarily applied to reimbursing the Company for these development payments and a portion paid to Credo. Once the full amount has been reimbursed, the gross profits will be shared equally by the Company and Credo.

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

Sources of Revenue

Product.  Product revenue is generally recognized at the time of shipment to our customers. An estimated allowance may be recorded, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale.  IC product revenue and costs relating to sales made through distributors with rights of return and stock rotation are deferred until the distributors sell the product to end customers due to our inability to estimate future returns and credits to be issued.  At the time of shipment to distributors, an account receivable for the selling price is recorded, as there is a legally enforceable right to receive payment, inventory is relieved, as legal title to the inventory is transferred upon shipment, and the associated deferred margin is recorded as deferred revenues in the condensed consolidated balance sheets.  Revenues are recognized upon receiving notification from the distributors that products have been sold to end customers.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue.

	June 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Product — three months ended	$543	$975	$(432)	(44)%
Percentage of total net revenue	55%	56%
Product — six months ended	$723	$1,556	$(833)	(54)%
Percentage of total net revenue	41%	51%

Product revenue decreased for the three and six months ended June 30, 2015 compared with the same periods of 2014 primarily due to lower shipment volumes.  Additionally, product revenue for the first half of 2014 included a reversal of $0.4 million of sales return reserves, which had been recorded in prior periods.

	June 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Royalty and other— three months ended	$451	$774	$(323)	(42)%
Percentage of total net revenue	45%	44%
Royalty and other — six months ended	$1,047	$1,525	$(478)	(31)%
Percentage of total net revenue	59%	49%

Royalty and other revenue include revenues generated from licensing agreements.  Royalty and other revenue decreased primarily due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP and a decrease in revenue recognized from residual licensing agreements entered into in prior years.

Cost of Net Revenue and Gross Profit.

	June 30,		Change
	2015	2014	2014 to 2014
	(dollar amounts in thousands)
Cost of net revenue — three months ended	$563	$1,022	$(459)	(45)%
Percentage of total net revenue	57%	58%
Cost of net revenue — six months ended	$800	$1,599	$(799)	(50)%
Percentage of total net revenue	45%	52%

	June 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Gross profit — three months ended	$431	$727	$(296)	(41)%
Percentage of total net revenue	43%	42%
Gross profit — six months ended	$970	$1,482	$(512)	(35)%
Percentage of total net revenue	55%	48%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased for the three and six months ended June 30, 2015 compared with the same periods of 2014 primarily due to lower IC shipment volumes.

Gross profit decreased for the three and six months ended June 30, 2015, compared with the same periods of 2014, due to the decrease in our revenue.  Gross margin percentage increased for the three and six months ended June 30, 2015, compared with the same period of 2014, primarily due to the shift in revenue mix where royalty revenue, which has no associated costs, comprised a greater portion of total net revenue.

Research and Development.

	June 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Research and development — three months ended	$5,789	$6,432	$(643)	(10)%
Percentage of total net revenue	582%	368%
Research and development — six months ended	$12,682	$13,486	$(804)	(6)%
Percentage of total net revenue	716%	438%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease for the three months ended June 30, 2015 compared with the same period in 2014 was primarily due to decreases in back-end development, consulting costs, intangible asset amortization and stock-based compensation charges, partially offset by an increase in personnel expenses.  The $0.8 million decrease for the six months ended June 30, 2015 compared with the same period in 2014 was primarily due to decreases in back-end development, consulting, computer-aided software license fees, intangible asset amortization and stock-based compensation charges, partially offset by higher personnel expenses.

Research and development expenses are expected to fluctuate in absolute dollars in the remaining quarters of 2015 primarily due to timing of masks tooling costs and other fabrication costs related to next generation products. Specifically, we expect to incur mask tooling and related fabrication costs in the third quarter of 2015 related to our next generation of Bandwidth Engine IC products and our LineSpeed IC products, which will significantly increase research and development expenses.

Research and development expenses included stock-based compensation expense of $0.6 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively.  Research and development expenses included stock-based compensation expense of $1.6 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively.

Selling, General and Administrative.

June 30,	Change
2015	2014	2014 to 2015
(dollar amounts in thousands)
SG&A — three months ended	$1,550	$1,490	$60	4%
Percentage of total net revenue	156%	85%
SG&A — six months ended	$3,164	$3,287	$(123)	(4)%
Percentage of total net revenue	179%	107%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The increase for the three months ended June 30, 2015 compared with the same period in 2014 was primarily due to consulting expenses partially offset by a decrease in legal expenses. The decrease for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a decrease in stock-based compensation charges and legal expenses. Additionally, the second quarter of 2014 included a reduction of expense for the sale of a domain name.

Selling, general and administrative expenses included stock-based compensation expense of $0.2 million for each of the three month periods ended June 30, 2015 and 2014.  Selling, general and administrative expenses included stock-based compensation expense of $0.5 million and $0.7 million for the six month periods ended June 30, 2015 and 2014, respectively.

Other Income, net.

	June 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Other income, net — three months ended	$29	$55	$(26)	(47)%
Percentage of total net revenue	3%	3%
Other income, net — six months ended	$52	$85	$(33)	(39)%
Percentage of total net revenue	3%	3%

Other income, net primarily consisted of interest income on our investments, partially offset by other non-operating items.

Income Tax Provision.

	June 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Income tax provision — three months ended	$27	$21	$6	28%
Percentage of total net revenue	3%	1%
Income tax provision — six months ended	$47	$42	$5	12%
Percentage of total net revenue	3%	1%

The provision for the three and six months ended June 30, 2015 and 2014 was primarily attributable to taxes on earnings of our foreign subsidiaries and branches. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses, which are primarily generated in the United States. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2015, we had cash, cash equivalents and short and long-term investments of $35.3 million and had total working capital of $32.0 million. Our primary capital requirements are to fund working capital, including development of our IC products, and any acquisitions that we make that require cash consideration or expenditures.

Net cash used in operating activities was $13.1 million for the first six months of 2015, which primarily resulted from our net loss of $14.9 million and $0.8 million in the net reduction in assets and liabilities, partially offset by non-cash charges, including stock-based compensation expense of $2.0 million and depreciation and amortization expenses of $0.6 million.  The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers and payments to vendors.

Net cash used in operating activities was $11.9 million for the six months of 2014, which primarily resulted from a net loss of $15.2 million, partially offset by non-cash charges, including stock-based compensation expense of $2.5 million, depreciation and amortization expenses of $0.7 million and $0.1 million in the change in assets and liabilities.  The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers and payments to vendors.

Net cash used in investing activities was $7.1 million for the first six months of 2015, and included net amounts transferred from cash and cash equivalents to investments of $7.0 million, which did not impact our liquidity, and $0.1 million for purchases of fixed assets.

Net cash provided by investing activities was $8.9 million for the first six months of 2014, and included net amounts transferred to cash and cash equivalents from investments of $9.0 million, which did not impact our liquidity, partially offset by $0.1 million for purchases of fixed assets.

Our proceeds from financing activities for the first six months of 2015 of $22.7 million consisted primarily of net proceeds received from the sale of common stock through a public offering and proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

We expect our cash expenditures to continue to exceed receipts for the remainder of 2015, as our revenues will not be sufficient to offset our operating expenses, which include significant research and development expenditures for the expansion and fabrication of our IC products. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for the foreseeable future. However, there can be no assurance that our capital is sufficient to fund operations until such time as we begin to achieve positive cash flows. We might decide to raise additional capital, and there can be no assurance that such funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

Contractual Obligations

The impact that our contractual obligations as of June 30, 2015 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,944	$790	$1,513	$1,513	$128
Software licenses	2,022	1,927	95	—	—
Purchase commitments	128	128	—	—	—
	$6,094	$2,845	$1,608	$1,513	$128

As of June 30, 2015, our software licenses related to computer-aided design software.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $33.8 million as of June 30, 2015 and earned an average annual interest rate of approximately 0.3% during the first six months of 2015, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the second quarter of 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 7, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2015		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 7, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.