Form 10-Q
period 2015-09-30
MoSys, Inc.
filed 2015-11-06
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of Ocober 30, 2015, 65,495,715 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

September 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$1,585	$3,110
Short-term investments	21,597	20,439
Accounts receivable, net	426	177
Inventories, net	1,264	881
Prepaid expenses and other	1,369	887
Total current assets	26,241	25,494

Long-term investments	2,269	2,245
Property and equipment, net	860	854
Goodwill	23,134	23,134
Other assets	756	899
Total assets	$53,260	$52,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$378	$495
Accrued expenses and other	2,057	2,350
Total current liabilities	2,435	2,845

Long-term liabilities	249	241
Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 65,496 shares and 49,793 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	655	498
Additional paid-in capital	225,389	199,541
Accumulated other comprehensive loss	(3)	(10)
Accumulated deficit	(175,465)	(150,489)
Total stockholders’ equity	50,576	49,540
Total liabilities and stockholders’ equity	$53,260	$52,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue
Product	$565	$437	$1,288	$1,993
Royalty and other	457	716	1,504	2,241
Total net revenue	1,022	1,153	2,792	4,234

Cost of net revenue	793	447	1,593	2,046

Gross profit	229	706	1,199	2,188

Operating expenses
Research and development	8,793	7,507	21,475	20,993
Selling, general and administrative	1,547	1,689	4,711	4,976
Total operating expenses	10,340	9,196	26,186	25,969

Loss from operations	(10,111)	(8,490)	(24,987)	(23,781)
Other income, net	19	30	71	115

Loss before income taxes	(10,092)	(8,460)	(24,916)	(23,666)
Income tax provision	13	23	60	65

Net loss	$(10,105)	$(8,483)	$(24,976)	$(23,731)

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	6	(17)	7	(20)
Comprehensive loss	$(10,099)	$(8,500)	$(24,969)	$(23,751)

Net loss per share
Basic and diluted	$(0.15)	$(0.17)	$(0.41)	$(0.48)
Shares used in computing net loss per share
Basic and diluted	65,317	49,634	61,486	49,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(24,976)	$(23,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	313
Stock-based compensation	2,864	3,596
Amortization of intangible assets	293	750
Changes in assets and liabilities:
Accounts receivable	(249)	(27)
Inventories	(383)	(190)
Prepaid expenses and other assets	(624)	357
Accounts payable	(238)	(118)
Accrued expenses and other liabilities	(275)	339
Net cash used in operating activities	(23,122)	(18,711)

Cash flows from investing activities:
Purchases of property and equipment	(369)	(289)
Proceeds from sales and maturities of marketable securities	34,172	32,985
Purchases of marketable securities	(35,347)	(15,859)
Net cash (used in) provided by investing activities	(1,544)	16,837

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	21,368	—
Proceeds from issuance of common stock	1,773	2,195
Net cash provided by financing activities	23,141	2,195

Net increase (decrease) in cash and cash equivalents	(1,525)	321

Cash and cash equivalents at beginning of period	3,110	4,364
Cash and cash equivalents at end of period	$1,585	$4,685

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectability. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either September 30, 2015 or December 31, 2014.

Inventory

Inventories are valued at the lower of cost or market.  Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory reserve that increases cost of goods sold and decreases gross profit. When the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased. Charges for the three and nine months ended September 30, 2015 were $0.2 million.

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

Licensing

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For stand-alone license agreements or license deliverables in multi-deliverable arrangements that do not require significant development, modification or customization, revenues are recognized when all revenue recognition criteria have been met. Delivery of the licensed technology is typically the final revenue recognition criterion met, at which time revenue is recognized. If any of the criteria are not met, revenue recognition is deferred until such time as all criteria have been met. Support and maintenance revenue is recognized ratably over the period during which the obligation exists, typically 12 months. There was no licensing revenue for the three or nine months ended September 30, 2015.  Licensing revenue was less than $0.1 million for each of the three and nine months ended September 30, 2014.

Cost of Net Revenue

Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically includes engineering support to assist in the commencement of production of a licensee’s products.

Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment in the second step of the analysis, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed step one of the annual impairment test in September 2015, and concluded no factors indicated impairment of goodwill. As of September 30, 2015, the Company had not identified any factors to indicate there was an impairment of its goodwill and determined that no additional impairment analysis was required.

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of September 30, 2015 and 2014, stock awards to purchase approximately 9,322,000 and 10,190,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the condensed consolidated statements of operations and comprehensive loss.  All amounts recorded in the three and nine months ended September 30, 2015 and 2014 were not considered significant.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	September 30, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$1,585	$—	$—	$1,585
Short-term investments:
U.S. government-sponsored enterprise bonds	$8,439	$2	$(1)	$8,440
Corporate notes	11,924	—	(3)	11,921
Municipal bonds	996	—	—	996
Certificates of deposit	240	—	—	240
Commercial paper	—	—	—	—
Total short-term investments	$21,599	$2	$(4)	$21,597
Long-term investments:
Corporate notes	2,270	—	(1)	2,269
Total long-term investments	$2,270	$—	$(1)	$2,269

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$3,110	$—	$—	$3,110
Short-term investments:
U.S. government-sponsored enterprise bonds	$1,250	$—	$—	$1,250
Municipal bonds	841	—	—	841
Corporate notes	15,921	2	(6)	15,917
Certificates of deposit	2,430	1	—	2,431
Total short-term investments	$20,442	$3	$(6)	$20,439
Long-term investments:
U.S. government-sponsored enterprise bonds	$1,000	$—	$(2)	$998
Corporate notes	1,252	—	(5)	1,247
Total long-term investments	$2,252	$—	$(7)	$2,245

The estimated fair values of available-for-sale securities with unrealized losses were (in thousands):

	September 30, 2015
	Cost	Unrealized Losses	Fair Value
Short-term investments:
U.S. government-sponsored enterprise bonds	$3,363	$(1)	$3,362
Corporate notes	7,461	(3)	7,458
Total short-term investments	$10,824	$(4)	$10,820
Long-term investments:
Corporate notes	2,270	(1)	2,269
Total long-term investments	$2,270	$(1)	$2,269

	December 31, 2014
	Cost	Unrealized Losses	Fair Value
Short-term investments:
Corporate notes	$13,006	$(6)	$13,000
Total short-term investments	$13,006	$(6)	$13,000
Long-term investments:
U.S. government-sponsored enterprise bonds	$1,000	$(2)	$998
Corporate notes	1,252	(5)	1,247
Total long-term investments	$2,252	$(7)	$2,245

As of September 30, 2015 and December 31, 2014, all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months.

Cost and fair value of investments based on two maturity groups were (in thousands):

	September 30, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$21,599	$2	$(4)	$21,597
Due in 1-2 years	2,270	—	(1)	2,269
Total	$23,869	$2	$(5)	$23,866

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$20,442	$3	$(6)	$20,439
Due in 1-2 years	2,252	—	(7)	2,245
Total	$22,694	$3	$(13)	$22,684

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$203	$203	$—	$—
U.S. government-sponsored enterprise bonds	8,440	—	8,440	—
Corporate notes	14,190	—	14,190	—
Municipal bonds	996	—	996	—
Certificates of deposit	405	—	405	—
Commercial paper	650	—	650	—
Total assets	$24,884	$203	$24,681	$—

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,837	$1,837	$—	$—
U.S. government-sponsored enterprise bonds	2,248	—	2,248	—
Municipal bonds	1,243	—	1,243	—
Corporate notes	17,164	—	17,164	—
Certificates of deposit	2,676	—	2,676	—
Total assets	$25,168	$1,837	$23,331	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three or nine months ended September 30, 2015 and 2014.

Note 3. Balance Sheet Detail

	September 30, 2015	December 31, 2014
	(in thousands)
Inventories:
Work-in-process	$1,214	$651
Finished goods	50	230
	$1,264	$881

Identifiable intangible assets relating to business combinations and a patent license were (dollar amounts in thousands):

	September 30, 2015
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$9,240	$—
Patent license	7	780	418	362
Total		$10,020	$9,658	$362

	December 31, 2014
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-5	$9,240	$9,031	$209
Patent license	7	780	334	446
Total		$10,020	$9,365	$655

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

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three or nine months ended September 30, 2015 or 2014 related to these indemnifications.

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

The Company recognized revenue from licensing of its technologies and shipment of ICs to customers by geographical location as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$507	$311	$1,233	$1,094
Taiwan	329	485	1,065	1,358
Japan	177	356	431	1,755
Rest of world	9	1	63	27
Total net revenue	$1,022	$1,153	$2,792	$4,234

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Customer A	36%	*	27%	*
Customer B	32%	40%	37%	31%
Customer C	14%	27%	12%	37%
Customer D	*	10%	10%	11%

*Represents less than 10%

One customer accounted for 76% of net accounts receivable at September 30, 2015. Three customers accounted for 97% of net accounts receivable at December 31, 2014.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  2004 through 2014 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As of September 30, 2015, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of September 30, 2015 was $2.9 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.2 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of September 30, 2015 was $0.7 million related to RSUs and is expected to be recognized as expense over a weighted average period of approximately 1.6 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and nine months ended September 30, 2015 and 2014, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss positions.

Valuation Assumptions

The fair value of the Company’s share-based payment options for the three and nine months ended September 30, 2015 and 2014 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee stock options:	2015	2014	2015	2014
Risk-free interest rate	1.4%	1.3% - 1.7%	0.6% – 1.7%	1.3% – 1.7%
Volatility	59.3%	53.7% – 55.6%	55.7% – 59.3%	53.7% – 57.5%
Expected life (years)	4.0	4.0-5.0	4.0-5.0	4.0-5.0
Dividend yield	0%	0%	0%	0%

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

Common Stock Options and Restricted Stock

A summary of the option and RSU activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and Amended and Restated 2010 Equity Incentive Plan (Amended 2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2014	1,760	5,994	$3.87
Additional shares authorized under the Amended 2010 Plan	500	—	—
Restricted stock units cancelled	6	—	—
Options granted	(1,323)	1,323	$2.05
Options cancelled	153	(153)	$5.00
Options exercised	—	(22)	$1.60
Options expired	(78)	—	$5.79
Balance at March 31, 2015	1,018	7,142	$3.52
Additional shares authorized under the Amended 2010 Plan	—	—	—
Restricted stock units cancelled	10	—	—
Options granted	(95)	95	$2.04
Options cancelled	128	(128)	$4.00
Options exercised	—	(40)	$1.65
Options expired	(15)	—	$4.35
Balance at June 30, 2015	1,046	7,069	$3.50
Additional shares authorized under the Amended 2010 Plan	—	—	—
Restricted stock units cancelled	4	—	—
Options granted	(120)	120	$1.70
Options cancelled	203	(203)	$2.90
Options exercised	—	(20)	$1.65
Options expired	(121)	—	$2.26
Balance at September 30, 2015	1,012	6,966	$3.49

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

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2014 and March 31, 2015	2,233	$3.68
Granted	—	—
Cancelled	(2)	$3.86
Exercised	(512)	$1.55
Expired	(16)	$1.55
Balance at June 30, 2015	1,703	$4.34
Granted	—	—
Cancelled	(28)	$3.57
Exercised	(6)	$1.50
Expired	—	$—
Balance at September 30, 2015	1,669	$4.36

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2014	394	$4.61
Vested	(120)	$4.60
Cancelled	(6)	$4.60
Non-vested shares at March 31, 2015	268	$4.61
Vested	(3)	$4.46
Cancelled	(10)	$4.62
Non-vested shares at June 30, 2015	255	$4.60
Vested	(8)	$4.46
Cancelled	(4)	$4.62
Non-vested shares at September 30, 2015	243	$4.76

The total intrinsic value of the restricted stock units outstanding as of September 30, 2015 was $0.4 million.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2015 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.68 - $2.24	1,612	9.19	$2.01	261	$2.05
$2.25 - $3.15	1,429	2.94	$2.97	1,196	$2.96
$3.16 - $3.80	1,483	2.90	$3.42	1,239	$3.43
$3.81 - $4.34	1,435	3.33	$3.96	1,222	$3.96
$4.35 - $4.69	1,386	5.58	$4.47	974	$4.46
$4.70 - $6.11	1,290	2.01	$5.56	1,217	$5.57
$1.68 - $6.11	8,635	4.45	$3.66	6,109	$3.98	$—
Vested and expected to vest	8,415	4.35	$3.69			$—
Exercisable	6,109	3.13	$3.98			$—

The aggregate intrinsic value of employee stock options exercised during the nine months ended September 30, 2015 and 2014 was approximately $0.3 million and $0.7 million, respectively.

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

On February 28, 2015, approximately 339,000 shares of common stock were issued at an aggregate purchase price of $518,000 under the ESPP.  On August 31, 2015, approximately 268,000 shares of common stock were issued at an aggregate purchase price of $339,000 under the ESPP.  As of September 30, 2015, there were approximately 2.2 million shares authorized and unissued under the ESPP.

Note 8. Stockholders’ Equity

On March 4, 2015, the Company sold 14,375,000 shares of common stock in an equity offering and raised approximately $21.4 million, net of transaction expenses.  Two of the Company’s executive officers between them purchased a total of 406,250 shares at the public offering price.

Note 9. Related Party Transactions

In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (Credo), a privately-funded, fabless semiconductor company, to develop, market and sell integrated circuits. Two of the Company’s executive officers between them loaned a total of $250,000 to Credo for a portion of the seed funding needed by Credo to commence its integrated circuit design efforts. These loans may be converted into minority equity interests in Credo. The strategic development and marketing agreement, as amended, calls for the Company to make payments to Credo upon Credo achieving certain development and verification milestones towards the development of IC products and provides the Company with exclusive sales and marketing rights for such IC products. As of September 30, 2015, the Company has paid Credo $4.7 million for achievement of development milestones, as well as for mask costs and wafer purchases from third-party vendors. All amounts incurred have been recorded as research and development expenses. Currently, under the strategic development and marketing agreement, the Company is entitled to a remaining reimbursement amount of $3.6 million of development costs based on payments made to Credo to date. This amount is subject to increase as additional payments are made to Credo. The reimbursement will be funded by the gross profits earned by the Company from the sale of the products, with the initial gross profits being primarily applied to reimbursing the Company for these development payments and a portion paid to Credo. Once the full amount has been reimbursed, the gross profits will be shared equally by the Company and Credo.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2015 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in “Company Overview,” “Liquidity and Capital Resources; Changes in Financial Condition,” “Risk Factors” and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2014. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

Our strategy and primary business objective is to become a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. We have developed two families of ICs under the Bandwidth Engine® and LineSpeed™ product names. Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface, or SerDes, I/O, with our intelligent access technology and a highly efficient interface protocol. The LineSpeed IC product line is comprised of non-memory, high-speed SerDes I/O devices with gearbox and retimer functionality, which convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity. Certain SerDes products have been developed under a strategic development and marketing agreement with Credo Semiconductor Ltd., or Credo, to whom we have paid a total of $4.7 million for the development of these new products. The initial gross profits earned by us from the sale of Credo developed products will be primarily applied to reimbursing us for these development payments and a portion will be paid to Credo. Once a remaining $3.6 million of this amount has been reimbursed, all gross profits from the sale of the Credo-developed products worldwide will be shared equally by Credo and us.

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

Our future success and ability to achieve and maintain profitability will be dependent on the marketing and sales of our IC products into networking, communications and other markets requiring high-bandwidth memory access. We are currently supporting approximately 25 existing customers, with whom we have achieved over 70 design-wins, which reflects broadening acceptance of our products. We define a design win as the point at which a customer has made a commitment to build a board against the fixed schematic for his system, and this board will utilize our IC Products. We continue to actively pursue additional design wins for the use of our ICs in networking and communication equipment. Our design wins represent the potential for significant future revenues.  With limited history to date, however, we cannot estimate how much revenue each design win is likely to generate, or how much revenue all of these (and future design wins) are likely to generate. For example, our first design wins from 2012 and 2013 are starting to ramp into production, and, while we cannot predict how steep these ramps might be, we expect our revenues from them to grow in successive periods over the next few years. Another factor limiting our ability to predict future revenue levels is that, although we have established initial pricing of our IC products ordered to date, longer-term volume prices will be subject to negotiations with our customers and may vary substantially from these initial prices.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014. As of September 30, 2015, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue.

September 30,	Change
2015	2014	2014 to 2015
(dollar amounts in thousands)
Product — three months ended	$565	$437	$128	29%
Percentage of total net revenue	55%	38%
Product — nine months ended	$1,288	$1,993	$(705)	(35)%
Percentage of total net revenue	46%	47%

Product revenue increased for the three months ended September 30, 2015 compared with the same period of 2014 primarily due to higher shipment volumes.  The decrease in product revenue for the nine months ended September 30, 2015 compared with the same  period in 2014 is primarily due to lower distributor sales revenue and lower shipment volumes. Additionally, product revenue for the first nine months of 2014 included a reversal of $0.4 million of sales return reserves, which had been recorded in prior periods.

	September 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Royalty and other— three months ended	$457	$716	$(259)	(36)%
Percentage of total net revenue	45%	62%
Royalty and other — nine months ended	$1,504	$2,241	$(737)	(33)%
Percentage of total net revenue	54%	53%

Royalty and other revenue include revenues generated from licensing agreements.  Royalty and other revenue decreased primarily due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP and a decrease in revenue recognized from residual licensing agreements entered into in prior years.

Cost of Net Revenue and Gross Profit.

September 30,	Change
2015	2014	2014 to 2015
(dollar amounts in thousands)
Cost of net revenue — three months ended	$793	$447	$346	77%
Percentage of total net revenue	78%	39%
Cost of net revenue — nine months ended	$1,593	$2,046	$(453)	(22)%
Percentage of total net revenue	57%	48%

	September 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Gross profit — three months ended	$229	$706	$(477)	(68)%
Percentage of total net revenue	22%	61%
Gross profit — nine months ended	$1,199	$2,188	$(989)	(45)%
Percentage of total net revenue	43%	52%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue increased for the three months ended September 30, 2015 compared with the same period of 2014 primarily due to higher IC shipment volumes and a $0.2 million provision for slow moving inventory.  The decrease in cost of net revenue for the nine months ended September 30, 2015 compared with the same period of 2014 was primarily due to lower IC shipment volumes, partially offset by the provision for slow moving inventory recorded in the third quarter of 2015.

Gross profit decreased for the three and nine months ended September 30, 2015, compared with the same periods of 2014, primarily due to the decrease in our total revenue.

Research and Development.

	September 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Research and development — three months ended	$8,793	$7,507	$1,286	17%
Percentage of total net revenue	860%	651%
Research and development — nine months ended	$21,475	$20,993	$482	2%
Percentage of total net revenue	769%	496%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The increase for the three months ended September 30, 2015 compared with the same period in 2014 was primarily due to mask tooling and other fabrication costs partially offset by decreases in consulting and personnel expenses, intangible asset amortization, and stock-based compensation charges.  The $0.5 million increase for the nine months ended September 30, 2015 compared with the same period in 2014 was primarily due to increased mask tooling and other fabrication costs and personnel expenses, partially offset by decreases in consulting expenses, stock-based compensation charges, intangible asset amortization and software license fees.

Research and development expenses are expected to fluctuate in absolute dollars in the coming quarters, primarily due to the timing of mask tooling costs and other fabrication costs related to next generation products.

Research and development expenses included stock-based compensation expense of $0.6 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively.  Research and development expenses included stock-based compensation expense of $2.2 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Selling, General and Administrative.

	September 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
SG&A — three months ended	$1,547	$1,689	$(142)	(8)%
Percentage of total net revenue	151%	146%
SG&A — nine months ended	$4,711	$4,976	$(265)	(5)%
Percentage of total net revenue	169%	118%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three months ended September 30, 2015 compared with the same period in 2014 was primarily due to reduced consulting costs and stock-based compensation charges. The decrease for the nine months ended September 30, 2015 compared with the same period in 2014 was primarily due to a decrease in stock-based compensation charges. Additionally, the 2014 periods included a reduction of expense for the sale of a domain name.

Selling, general and administrative expenses included stock-based compensation expense of $0.2 million and $0.3 million for the three month periods ended September 30, 2015 and 2014, respectively.  Selling, general and administrative expenses included stock-based compensation expense of $0.7 million and $0.9 million for the nine month periods ended September 30, 2015 and 2014, respectively.

Other Income, net.

	September 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Other income, net — three months ended	$19	$30	$(11)	(37)%
Percentage of total net revenue	2%	3%
Other income, net — nine months ended	$71	$115	$(44)	(38)%
Percentage of total net revenue	3%	3%

Other income, net primarily consisted of interest income on our investments as well as foreign currency transaction activity, partially offset by other non-operating items.

Income Tax Provision.

	September 30,		Change
	2015	2014	2014 to 2015
	(dollar amounts in thousands)
Income tax provision — three months ended	$13	$23	$(10)	(43)%
Percentage of total net revenue	1%	2%
Income tax provision — nine months ended	$60	$65	$(5)	(8)%
Percentage of total net revenue	2%	2%

The provision for the three and nine months ended September 30, 2015 and 2014 was primarily attributable to taxes on earnings of our foreign subsidiaries and branches. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses, which are primarily generated in the United States. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2015, we had cash, cash equivalents and short and long-term investments of $25.5 million and had total working capital of $23.8 million. Our primary capital requirements are to fund working capital, including development of our IC products, and any acquisitions that we make that require cash consideration or expenditures.

Net cash used in operating activities was $23.1 million for the first nine months of 2015, which primarily resulted from our net loss of $25.0 million and $1.8 million in the net reduction in assets and liabilities, partially offset by non-cash charges, including stock-based compensation expense of $2.9 million and depreciation and amortization expenses of $0.8 million.  The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers and payments to vendors and increase in inventory.

Net cash used in operating activities was $18.7 million for the nine months of 2014, which primarily resulted from a net loss of $23.7 million, partially offset by non-cash charges, including stock-based compensation expense of $3.6 million, depreciation and amortization expenses of $1.1 million and $0.3 million in the change in assets and liabilities.  The changes in assets and liabilities primarily related to the timing of payments to vendors.

Net cash used in investing activities was $1.5 million for the first nine months of 2015, and included net amounts transferred from cash and cash equivalents to investments of $1.2 million, which did not impact our liquidity, and $0.4 million for purchases of fixed assets.

Net cash provided by investing activities was $16.8 million for the first nine months of 2014, and included net amounts transferred to cash and cash equivalents from investments of $17.1 million, which did not impact our liquidity, partially offset by $0.3 million for purchases of fixed assets.

Our proceeds from financing activities for the first nine months of 2015 of $23.1 million consisted primarily of net proceeds received from the sale of common stock through a public offering and proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan.

Our financing activities in the first nine months of 2014 primarily consisted of proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan.

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

•                  costs of acquiring other businesses and integrating the acquired operations; and

•                  profitability of our business.

We expect our cash expenditures to continue to exceed receipts for the foreseeable future as our revenues will not be sufficient to offset our operating expenses, which include significant research and development expenditures for the expansion and fabrication of our IC products. We intend to continue our current product and research and development activities, although total expenditures on a monthly and quarterly basis will vary, primarily based on need for additional mask costs and tapeouts.  Because we do not expect positive cash flows from operations in the foreseeable future, we will need to obtain additional funds to continue operating at the current level of expenditures. There can be no assurance that such funding will be available to us on favorable terms, if at all.  We have an effective shelf registration statement on file with the SEC to allow us to sell up to approximately $27 million of our securities from time to time prior to September 2017.

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

Contractual Obligations

The impact that our contractual obligations as of September 30, 2015 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,749	$794	$1,499	$1,456	$—
Software licenses	1,155	1,125	30	—	—
	$4,904	$1,919	$1,529	$1,456	$—

As of September 30, 2015, our software licenses primarily related to computer-aided design software.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit-quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $24.9 million as of September 30, 2015 and earned an average annual interest rate of approximately 0.3% during the first nine months of 2015, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the third quarter of 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 6, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2015		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 6, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.