Form 10-K
period 2015-12-31
MoSys, Inc.
filed 2016-03-15
CIK 890394

Use these links to rapidly review the document

Part IV
MOSYS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year December 31, 2015 or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2015 was $120,238,800 based upon the last sale price reported for such date on the Global Select Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who beneficially own more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of March 2, 2016, 65,975,362 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2016 Annual Meeting of Stockholders to be held on or about June 7, 2016 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

 ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Item 1.    Business

Overview

        MoSys, Inc., together with its subsidiaries ("MoSys," the "Company," "we," "our" or "us"), is a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and computing markets. Our solutions deliver time-to-market, performance, signal integrity, power, area and economic benefits for system original equipment manufacturers, or OEMs. We have developed two IC product lines under the Bandwidth Engine and LineSpeed product names. Bandwidth Engine ICs integrate our proprietary 1T-SRAM high-density embedded memory with our integrated macro function technology and a highly efficient serial interface protocol resulting in a monolithic memory IC solution optimized for transaction performance. As the bandwidth requirements and amount of processing per packet increase in high-speed networking systems, critical memory access bottlenecks occur. Our Bandwidth Engine IC, with its combination of serial I/O, high-speed memory, offload functions and efficient, intelligent access, drastically increases memory accesses per second, removing these bottlenecks. In addition, the serial interface and high memory capacity reduce the board footprint, number of pins and complexity using less power. The LineSpeed IC product line, which we announced in March 2013, is comprised of non-memory, high-speed serialization-deserialization, or SerDes, I/O physical layer, or PHY, devices that ensure signal integrity between interfaces commonly referred to as clock data recovery, or CDR, or retimer functionality, which perform multiplexing to transition from one speed to another, commonly referred to as Gearbox functionality. These PHY devices reside within optical modules and networking equipment line cards designed for next-generation Ethernet and optical transport network applications.

        We are currently supporting existing design win customers, primarily for Bandwidth Engine, and actively pursuing additional design wins for the use of our ICs in networking communications and data center equipment. We have established initial pricing of our IC products ordered to date, but longer-term volume prices will be subject to negotiations with our customers and may vary substantially from these initial prices.

        Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and serial I/O used in advanced systems-on-chips, or SoCs. Currently, we are focused on developing differentiated IP-rich IC products and are dedicating all our research and development, marketing and sales budget to these IC products. Royalty and other revenue generated from our existing IP agreements represented 58% of our total revenue in 2014 and 45% in 2015. We expect royalty and other revenue to continue to decline in 2016 both in absolute dollars and as a percentage of revenues.

        Our future success and ability to achieve and maintain profitability are dependent on the marketing and sales of our IC products into networking, communications and other markets. Since the beginning of 2010, we have invested substantially all of our of our research and development resources toward development of our ICs, and, as of the end of 2012, had ceased our efforts to actively market our IP and establish license agreements for customers' new SoC development projects.

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

        To meet these demands, carrier and enterprise networks are undergoing significant changes and, most significantly, are migrating to packet-based Ethernet networks that enable higher throughput, lower cost and uniform technology across access, core and metro network infrastructure. These networks are now being designed to deliver voice, video and high-speed Internet access on one converged, efficient and flexible network. These trends require networking systems, especially the high-speed switches and routers that primarily comprise these networks, to comply with evolving market requirements and be capable of providing new services and better quality of service while supporting new protocols and standards. To support these trends, OEM network and telecommunications equipment manufacturers, such as Alcatel-Lucent (a subsidiary of Nokia Corporation), Brocade Communications Systems, Inc., Cisco Systems, Inc., Tel. LM Ericsson, Fujitsu Ltd., Hitachi Ltd., Huawei Technologies, Juniper Networks, Inc., Nokia Corporation, and ZTE Corporation, must offer higher levels of packet forwarding rates, bandwidth density and be optimized to enable higher-density, lower power data path connectivity in the next generations of their networking systems.

        Networking and telecommunications systems throughout the network must operate at higher speed and performance levels and so require new generations of packet processors and improved memory subsystems, as well as new physical interface products, to enable system performance. These systems and their component line cards generally need to support aggregate rates of 100 gigabits per second, or Gbps, and above to meet the continued growth in network traffic. Cloud services have accelerated this transition with applications such as security. Data centers and access equipment that were previously aggregating slower traffic such at 1Gbps to 10Gbps, and 40Gbps, now are being designed to aggregate traffic at 10Gbps to 100Gbps, or more. The transition to 100 Gbps networks has begun, and 100 Gbps networks are expected to grow rapidly over the coming years.

        Several types of semiconductors are included on each line card, including PHY, one or more packet processors and multiple memory chips. Packet processors are complex ICs or IC chipsets that perform high speed processing for functions, such as traffic routing, shaping, metering, billing, statistics, detection and steering. The line cards use various types of memory ICs to facilitate temporary packet storage and assist in the analysis and tracking of information embedded within each packet flowing through the processors. After a packet enters the line card through a PHY, a packet or data processor helps separate the packet into smaller pieces for rapid analysis. Typically, the data is broken up into the packet header, which contains vital information on packet destination and type, such as the Internet protocol address, and the payload, which contains the data being sent. Generally, the line card operations must occur at full data rates and typically require accessing memory ICs many times. Simultaneously, the packet's payload, which may be substantially larger than the packet header, is also stored in memory ICs until processing is complete and the packet can re-combine and be sent to its next system destination. Within the line card, communication between the packet processor and memory ICs occurs through an interface consisting of combinations of physical pins on each type of chip. These pins are grouped together in a parallel or a serial architecture to form a pathway, called a bus, through which information is transferred from one IC to the next.

        Today, the majority of physical buses that connect networking equipment and components use a parallel architecture to communicate between processors and memory ICs, which means information can travel only in one direction and in one instance at a time. As processing speeds increase, the number of pins required and the speed of the bus in a parallel architecture become a limitation on system performance and capability. In contrast, the number of connections is reduced substantially across fewer, higher-rate pins in a serial architecture, and data is transferred simultaneously in both directions. Data transfer rates with high-speed serial bus architectures and more advanced I/O protocols are limited by the capabilities of the various ICs included on the line card, thus leading to bottlenecks when these ICs perform inadequately. In order to remove these bottlenecks and meet next-generation bandwidth requirements, the line card ICs must support high-speed serial bus architectures and these more advanced I/O protocols.

        Most networking and communication systems sold and in operation today include line cards that process data at speeds ranging from 10 Gbps, to 100 Gbps, and support many aggregated slower ports. To accommodate the substantial and growing increase in demand for networking communications and applications, networking systems manufacturers are developing and bringing to market next-generation systems that run at aggregate speeds of 100 to 400 Gbps or more with developments underway to scale to thousands of Gbps, or terabits, per second. However, although processor performance in applications such as computing and networking has continued to double nearly every 18 months, or even sooner, the performance of memory technology has generally been able to double only once every 10 years. Existing memory IC solutions based on parallel I/O architecture easily support speeds up to 40 Gbps, but are not optimal for meeting speeds of 100 Gbps and beyond due to system-level limitations for pin counts, power and performance. These networking and communications systems are generally comprised of a chassis populated by four to 16 line cards. Often, these systems are shipped to customers with only a portion of the line card slots populated, and the customer will add additional line cards subsequently to increase system performance and capacity.

        Each line card requires a significant amount of memory to support its processing capabilities. Traditional external memory IC solutions currently used on line cards include both dynamic random access memory, or DRAM, and static random access memory, or SRAM. Line cards in networking systems use both specialized, high-performance DRAM ICs, such as reduced-latency DRAM, or RLDRAM, low-latency DRAM, or LLDRAM, and commodity DRAM, such as double data rate, or DDR ICs. In addition, networking systems use higher-performance SRAM ICs such as quad data rate, or QDR SRAM. Substantially all of these traditional memory IC solutions use parallel interfaces, which are slower than serial interfaces, so we believe they will be increasingly challenged to meet the performance, pin count, area and power requirements as networking systems expand beyond 100 Gbps. The result is a gap between processor and memory performance. To meet the higher performance requirements being demanded by the industry, while using current components and architectural approaches, system designers must add more discrete memory ICs to the line cards and/or add more embedded memory on the packet processor. This results in higher cost and power consumption, the use of more space on the line cards and additional communication interference between the ICs, which in turn results in additional bandwidth limitation problems. We believe our Bandwidth Engine family of products is well suited to address these challenges and replace these traditional memory solutions.

        In addition, each line card requires PHY products to provide interoperability and signal integrity functions. As network speeds increase beyond 100Gbps, the serial data rates are transitioning from 10Gbps to 25Gbps. This means that the signal integrity challenges (maintaining the quality of the electrical signals) of moving these high speed signals around within line cards, or between line cards and systems using fiber optic or copper cable, increase as data rates increase. These networking systems often use copper or optical modules to modify signals for transmission over longer distances ranging from tens of meters to thousands of kilometers. Optical modules convert electrical signals to optical signals for transportation over longer distances from one system to another system. Because of the challenges arising from the increase in network speeds, new 100Gbps standards have emerged that specify a CDR or retimed interface on optical modules, which was not the case at 10Gbps based interfaces. Each 100Gbps module and above using 25Gbps per lane will require a CDR/retimer function inside the module to meet these requirements. In addition, the systems themselves also require additional support to move signals between the module and the system, and these challenges become more acute as the distance increases. Our LineSpeed products address these new line card and optical module challenges by providing unique signal integrity and feature sets that align with the industry standards, as well as provide backward compatibility for the previous data rates. We believe our LineSpeed PHY products are well suited ensure the quality of signals and/or increase the transmission distance for both short reach (e.g., between ICs on a line card) or long-reach (e.g., between line cards or systems).

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

Our Approach

        Our historical business was focused on the licensing of our proprietary 1T-SRAM and SerDes I/O technologies. We have leveraged our proprietary IP to design our Bandwidth Engine and LineSpeed IC product families to help networking OEMs address the growing bottlenecks in system performance. We have incorporated critical features into our product families to accomplish this objective.

On-chip Functionality

        One significant performance bottleneck in any network line card is the need to transfer data between discrete ICs. Many of these data-transfer operations are iterative in nature, requiring subsequent, back-to-back accesses of the memory IC by the processor IC. Our Bandwidth Engine ICs include an arithmetic logic unit, or ALU, which enables the Bandwidth Engine IC to perform mathematical operations on data. Moving certain processing functions from the processor IC to the Bandwidth Engine IC through the use of this embedded ALU, reduces the number of I/O transactions and frees the processor IC to perform other important networking or micro-processing functions.

High-Performance Interface

        High-speed, efficient interface I/Os are critical building blocks to meet high data transfer rate requirements for communication between ICs on network line cards. We believe that current networking system requirements necessitate an industry transition from parallel to serial I/O. As a result, semiconductor companies are increasingly turning to serial I/O architectures to achieve needed system performance. For example, high-performance ICs that are sold into wide markets, such as field programmable gate arrays, or FPGAs, and network processing units, NPUs, are using serial I/Os to ensure they can compete with custom designed application specific ICs, or ASICs, by matching their performance. Using serial I/O, IC developers also are able to reduce pin count (the wired electrical pins that connect an IC to the network line card on which it is mounted) on the IC. With reducing geometries, the size of most high-performance ICs is dictated by the number of pins required, rather than the amount of logic and memory embedded in the chip. As a result, using serial I/O facilitates cost reduction and reduced system power consumption, while improving the performance of both the IC itself and the overall system. While SerDes I/Os provide significantly enhanced performance over parallel I/Os, SerDes I/Os traditionally have had higher power consumption, which is a challenge for IC designers. Our SerDes I/Os, however, are tuned for low power consumption to meet our customers' stringent power consumption requirements.

        We make our I/O technologies compliant with industry standards so that they can interoperate with interfaces on existing ICs. In addition, we make them programmable to support multiple data rates, which allows for greater flexibility for the system designer, while lowering their development and validation costs. Interoperability reduces development time, thereby reducing the overall time to market of our customers' systems.

Analog Design Capabilities

        We have invested in personnel needed to define, design and market high-performance analog IC products. We have built a team of experienced engineers who combine industry expertise with advanced semiconductor design expertise to meet customer requirements and develop new products to bring to market. We intend to leverage these capabilities to achieve new levels of integration, power reduction and performance, enabling our customers to achieve differentiation in their end systems. We initially developed our team of analog engineers to develop the SerDes I/O used in our Bandwidth Engine families of products. We leveraged the capabilities of this team to produce our LineSpeed IC products, which are primarily comprised of analog circuitry.

GigaChip Interface Protocol

        In addition to the physical characteristics of the serial I/O, the protocol used to transmit data is also an important element that impacts speed and performance. To address this and complement our Bandwidth Engine devices, we have developed the GigaChip Interface®, or GCI, which is an open-interface transport protocol optimized for efficient chip-to-chip communications. The GCI electrical interface is compatible with the current industry standard (Common Electrical Interface, release #11, or CEI-11G-SR and XFI) to simplify electrical interoperability between devices. GCI can enable highly efficient serial chip-to-chip communications, and its transport efficiency averages 90% for the data transfers it handles. GCI is included in our Bandwidth Engine ICs, and is offered to customers and prospective partners on terms intended to encourage widespread adoption.

High-Performance and High-Density Memory Architecture

        The high-density of our proprietary 1T-SRAM technologies stems from the use of a single-transistor, or 1T, which is similar to DRAM, with a storage cell for each bit of information. Embedded memory utilizing our 1T-SRAM technologies is typically two to three times denser than the six-transistor storage cells used by traditional SRAM, or 6T-SRAM. Embedded memory utilizing our 1T-SRAM technologies typically provides speeds essentially equal to or greater than the speeds of traditional SRAM and DRAM, particularly for larger memory sizes. Our 1T-SRAM memory designs can sustain random access cycle times of less than three nanoseconds, significantly faster than embedded 6T-SRAM technology. Embedded memory utilizing our 1T-SRAM technologies can consume as little as one-half the active power and generate less heat than traditional SRAM when operating at the same speed. This reduces system level heat dissipation and enables reliable operation using lower cost packaging.

Our Strategy

        Our primary business objective is to be an IP-rich fabless semiconductor company offering ICs that deliver unparalleled memory bandwidth performance for packet processing and improved signal integrity performance for networking, security and data center systems. The key components of the expansion of our strategic plan to become an IC supplier include the following strategies:

Target Large and Growing Markets

        Our initial strategy is to target the multi-billion dollar networking telecommunications, security and data center OEM equipment markets, and we have developed products to support the growth in 100 Gbps and higher networking speeds. We are currently supporting approximately 25 existing customers, with whom we have achieved over 85 design wins, which reflects broadening acceptance of our products. We define a design win as the point at which a customer has made a commitment to build a board against the fixed schematic for his system, and this board will utilize our IC products. We continue to actively pursue additional design wins for the use of our ICs in our target markets. We believe our design wins represent the potential for significant future revenues. With limited history to date, however, we cannot estimate how much revenue each design win is likely to generate, or how much revenue all of these (and future design wins) are likely to generate. For example, our first design wins from 2012 and 2013 are starting to ramp into production, and, while we cannot predict how steep these ramps might be, we expect our revenues from them to grow in successive periods over the next few years. There is no assurance that these customer designs will be shipped in large volume by our customers to their customers, however.

Leverage Technologies to Create New Products

        Our strategy is to combine our proprietary IP and design and applications expertise to address the needs of several upcoming generations of advanced networking systems. We believe an IC combining our 1T-SRAM and serial I/O with logic, such as in an ALU, and other functions can provide a system-level solution and significantly improve overall system performance at lower cost while using less power. We also seek to leverage our high-speed serial I/O to create non-memory denominated ICs, such as our LineSpeed products. Our initial LineSpeed products targeted the line card and the same customers as our Bandwidth Engine products. This has given us the opportunity to provide both memory and PHY solutions during the sale process. In 2013, we introduced our first LineSpeed products to address the requirements new industry standards were placing on optical modules, as well as line cards.

Expand Adoption of the GigaChip Interface Protocol

        We have provided our GCI interface protocol as an open industry standard that may be designed into other ICs in the system, as we believe this will further enable serial communication on network line cards and encourage adoption of our Bandwidth Engine IC products. A number of IC providers and partners have publicly announced their support of GCI and Bandwidth Engine, including the largest FPGA providers, Altera Corporation (a subsidiary of Intel Corporation), Xilinx, Inc., and EZchip Semiconductor Ltd. (a subsidiary of Mellanox Technologies Ltd.), with whom we work closely to support common customers. In addition, multiple networking systems companies, including actual and prospective customers, have adopted GCI.

Build Long-Term Relationships with Suppliers of Packet Processors

        We believe that having long-term relationships with packet processor providers is critical to our success, as such relationships may enable us to reduce our time-to-market, provide us with a competitive advantage and expand our target markets. A key consideration of network system designers is to demonstrate interoperability between our Bandwidth Engine IC and the packet processors utilized in their systems. To obtain design wins for our Bandwidth Engine IC, we must demonstrate this interoperability, and also show that our IC works optimally with the packet processor to achieve the performance requirements. In addition, our current strategy requires packet processor suppliers to adopt our GCI interface. To that end, we have been working closely with FPGA, ASIC and NPU providers, to enable interoperability between our Bandwidth Engine IC products and their high-performance products. To facilitate the acceptance of our Bandwidth Engine ICs, we have made available development and characterization kits for system designers to evaluate and develop code for next-generation networking systems. Our characterization kits are fully-functional hardware platforms that allow FPGA and ASIC providers, and their customers, to demonstrate interoperability of the Bandwidth Engine IC with the ASIC or FPGA the designers use within their networking systems. Our recent announcement of the third-generation Bandwidth Engine Z30 device, designed for interoperability with the EZ-chip NPS-400, is an example and direct result of this strategy.

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

        Our first generation Bandwidth Engine IC products contain 576 megabytes, or MB, of memory and use a serial I/O with up to 16 lanes operating at up to 10.3 Gbps per lane. Variations of this IC can have up to two interface ports, with up to eight serial receiver and eight serial transmitter lanes per port for a total of 16 lanes of 10.3 Gbps SerDes interface. These ICs include an ALU, which can perform read-modify-write operations. We have been shipping our initial Bandwidth Engine products since 2012.

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

  •
  MSR720 with a write cache and memory coherency capability that allows for deterministic look-ups optimized for state and queue type applications; and

  •
  MSR820 with increased intelligence for lookup, metering and statistics applications by adding dual counters, atomic and extensive metering functions.

        We have been shipping our Bandwidth Engine 2 IC products since 2013.

        Our third generation Bandwidth Engine IC products contain 1152 MB of memory and use serial I/O with up to 16 lanes operating at up to 30 Gbps per lane. Bandwidth Engine 3 targets support for packet-processing applications with up to five billion memory single word accesses per second, as well as burst mode to enable full duplex buffering up to 400Gbps for ingress, egress and oversubscription applications. To date, we have announced three unique devices in this product family:

  •
  MSR630 enables high rate lookup or high-performance buffer capabilities; and

  •
  MSR830 offers additional offload capabilities for functions such as statistics and metering to increase performance and add features for next-generation networking and communications equipment; and

  •
  MSRZ30 builds upon the capabilities and performance of the MSR830, with data rates, interface protocol and data structures that are optimized for the EZchip NPS-400 network processing unit, or NPU, and can increase memory bandwidth by up to 50%.

        We commenced sampling of these products in the first quarter of 2016.

        The devices provide benefits of size, power, pin count and cost savings to our customers.

LineSpeed

        Our first generation LineSpeed products consist of single-chip PHY ICs, including a 100G multi-mode gearbox and a 100G quad retimer. These devices are designed to support 10, 40 and 100Gbps standards for high-density line cards or modules for next generation ethernet and optical transport network applications. These devices are capable of supporting both short and long reach connections across different specifications. We have developed these PHY ICs to provide the CDR function and to provide signal conversion from lower rates to higher rates both on the line card and within the optical module. We have defined performance and form factor (sizes) for specific devices for optimization of features and performance to solve challenges on the line card and in the optical module. We introduced and began sampling these devises in 2013.

        Our second generation of LineSpeed products consists of our 100G low power retimer, which is optimized for ultra low power consumption, integrated test features and small size. The low-power retimer is primarily targeting opportunities in 100G CFP2, CFP4 and QSFP28 optical modules and active copper cables. We introduced and began sampling this product in 2014.

        We announced our third generation of our LineSpeed products, the Flex family of 100G PHYs, and sampled first devices in the second half of 2015. These PHY devices are designed to support the latest industry standards and include gearbox, Multi-Link Gearbox, or MLG, and high density CDR/retimer devices designed to enable existing and next generation Ethernet and OTN line card applications to support the latest high-density electrical and optical interfaces. To date, we have announced four unique devices in this product family:

  •
  MSH320, a 100Gbps Gearbox with RS-FEC: For adapting 10x10 to 4x25 from 100Gbps optical standards to a host ASIC, MAC/Framer, NPU or FPGA with 10x10G interfaces. The MSH320 includes an integrated Reed-Solomon forward error correction, or RS-FEC, option to enable systems to also support new electrical and optical standards. The device also includes a 10x10Gbps retimer to allow seamless support of 10 and 40Gbps interfaces;

  •
  MSH225, a 10 Lane Full-Duplex Retimer: For high-density retiming applications where the line rates may be up to 28Gbps per lane and connect to host ASIC, framer, NPU or FPGA ICs equipped with 25Gbps interfaces. Each one of the 20 total independent lanes can be configured to support 10, 25, 40 or 100Gbps standards. The MSH225 integrates optional 100Gbps RS-FEC capability and includes a unique redundant link mode feature to support redundancy, scaling or monitoring features;

  •
  MSH322, a 100Gbps Multi-Link Gearbox for Line Cards for support of high-density, independent 10GE and 40GE interfaces multiplexed into a 100GE (4x25Gbps) host interface, while supporting the latest optical industry standards. The device enables line cards with high-density switches based on 25Gbps interfaces to support two times the density of 10 and 40Gbps ports; and

  •
  MSH321, a derivative Multi-Link Gearbox built into a highly compact package and optimized layout to support the MLG function in module and compact daughter card applications.

        We do not anticipate significant revenues from our LineSpeed ICs until 2017 or later. While we have a robust pipeline of design win opportunities, to date, less than 10% of our design wins claimed are for our LineSpeed products, and we expect these customers to take a minimum of 18 months to commence production.

IP Licensing and Distribution

        Historically, we have offered our memory and I/O technologies on a worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships. We licensed our IP technology to semiconductor companies who incorporated our technology into ICs that they sold to their customers. As a result of the change in our corporate strategy, since early 2012, our IP licensing activities have been limited, and we expect this to continue. However, during 2015, 45% of our total revenues were generated from royalties related to our existing licensing arrangements, as we continue to collect royalties from 1T- SRAM licensees. Licensing and royalty revenues have been declining since 2010, and we expect continued decline in 2016.

Research and Development

        Our ability to compete in the future depends on successfully improving our technology to meet the market's increasing demand for higher performance and lower cost requirements. We have assembled a team of highly skilled engineers whose activities are focused on developing higher density, higher bandwidth, higher speed and lower cost next generation IC products. Development of our IC products requires specialized chip design and product engineers, as well as significant fabrication and testing costs, including mask costs, as we bring these products to market. We expect our significant future research and development activities to include:

  •
  designing next generation ICs with larger memory blocks and higher-speed SerDes;

  •
  developing versions of our Bandwidth Engine ICs with alternative features, such as lower-speed SerDes, increased chip-level intelligence or smaller memory blocks to allow us to serve a broader range of applications and systems;

  •
  developing derivative versions of our LineSpeed ICs to meet customer demands; and

  •
  developing new products that can leverage our proprietary IP portfolio and expand our market opportunity.

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

        Our sales and marketing personnel are located in the United States, Japan and China. In addition to our direct sales team, we sell through sales representatives and distributors in the United States and Asia. We also have eight applications engineers who support our customer engagements and work closely with our engineering team on product definition. For our products, our applications engineers must engage with the customers' system architects and designers to propose our IC and IP solutions such as the GCI Interface, to address their systems challenges.

        In the markets we serve, the time from initial customer engagement to design win to production volume shipments can range from 18-36 months. Networking and communications systems can have a product life from a few years to over 10 years once a product like ours has been designed into the system.

        Our revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2015, Alcatel-Lucent, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC and Kogent, Inc., our Japanese IC distributor, represented 34%, 31% and 12% of total revenue, respectively. For the year ended December 31, 2014, TSMC, Kogent, Inc. and Broadcom Ltd., represented 34%, 31% and 11% of total revenue, respectively. For the year ended December 31, 2013, TSMC and Broadcom Ltd., licensees of our memory IP, represented 41% and 13% of total revenue, respectively.

        Customers in North America accounted for 51%, 28% and 30% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Customers in Japan accounted for 15%, 36% and 27% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Customers in Taiwan accounted for 32%, 35% and 42% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Our remaining revenues were primarily from customers in the rest of Asia and in Europe.

Intellectual Property

        We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights.

        As of December 31, 2015, we held approximately 67 U.S. and 30 foreign patents on various aspects of our technology, with expiration dates ranging from 2016 to 2035. We currently have approximately 29 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop or patent similar or competing technology or design around any patents that may be issued to us, or that we will be able to successfully enforce our patents against infringement by others.

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

  •
  level of technical support provided.

        We believe that we can compete favorably with respect to each of these criteria. Our proprietary 1T-SRAM embedded memory and high-speed serial I/O IP can provide our Bandwidth Engine ICs with a competitive advantage over alternative devices. Alternative solutions are either DRAM or SRAM-based and can support either the memory size or speed requirements of high-performance networking systems, but generally not both. DRAM solutions provide a significant amount of memory at competitive cost, but DRAM solutions do not have the required fast access and cycle times to enable high-performance. The DRAM solutions currently used in networking systems include RLDRAM from Micron Technology, Inc., or Micron, and Integrated Silicon Solutions, Inc., LLDRAM from Renesas and DDR from Samsung Electronics Co., Ltd., Micron and others. In addition, Micron has a hybrid memory cube DRAM product, which consists of multiple DRAMs connected with a serial interface. SRAM solutions can meet high-speed performance requirements, but often lack adequate memory size. The SRAM solutions currently used in networking systems primarily include QDR or similar SRAM products from Cypress Semiconductor Corporation and GSI Technology, Inc. The majority of the currently available SRAM and DRAM solutions use a parallel, rather than a serial I/O. To offset these drawbacks, system designers generally must use more discrete memory ICs, resulting in higher power consumption and greater utilization of space on the line card.

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

        Our Bandwidth Engine ICs compete with embedded memory solutions, stand-alone memory ICs, including both DRAM and SRAM ICs, and ASICs designed by customers in-house to meet their system requirements. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has limited history of manufacturing such ICs. In addition, Bandwidth Engine ICs require the customer and its other IC suppliers to implement our chip-to-chip communication protocol, the GCI interface. These parties may be unwilling to do this if they believe it could adversely impact their own future product developments or competitive advantages, or, if they believe it might complicate their development process or increase the cost of their products. In order to remain competitive, we believe we must provide unparalleled memory IC solutions with the highest bandwidth capability for our target markets, which solutions are engineered and built for high-reliability carrier and enterprise applications.

        Our LineSpeed ICs compete with solutions offered by Broadcom Ltd., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc. and Semtech Corp., as well as other smaller analog signal processing companies. We also may compete with ASICs designed by customers in-house to meet their system requirements, as well as by optical module OEMs. The market for our LineSpeed products is highly competitive, and customers have a number of suppliers they can choose from. We must provide differentiated features with a reasonable IC power budget, while offering competitive pricing.

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

        We perform an ongoing review of product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance meets design specifications. Our test vendors provide us with immediate test data and the ability to generate characterization reports that are made available to our customers. We have achieved ISO 9001:2008 certification, and all of our manufacturing vendors have also achieved ISO 9001 certification.

Employees

        As of December 31, 2015, we had 104 employees, consisting of 75 in research and development, 8 in sales and marketing, 11 in manufacturing operations and 10 in finance and administration. By location, we had 81 employees in the United States, 21 in our development center in India and 2 sales and marketing employees in Asia. In January 2016, we committed to effect a reduction in our workforce and associated operating expenses, net loss and cash burn and to realign resources, as we have substantially concluded development of new products, including our third generation Bandwidth Engine IC product family, and expect to bring these products to market in 2016. We have reduced United States headcount by approximately 13 people and will cease operations at our subsidiary in Hyderabad, India in the first half of 2016.

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

Executive Officers

        The names of our executive officers and certain information about them are set forth below:

Name	Age	Position(s) with the Company
Leonard Perham	72	President and Chief Executive Officer
James W. Sullivan	47	Vice President of Finance and Chief Financial Officer
Thomas Riordan	59	Chief Operating Officer and Executive Vice President
John Monson	53	Vice President of Marketing and Sales

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

        Thomas Riordan.    Mr. Riordan became our Chief Operating Officer and Executive Vice President in May 2011. Prior to joining the Company, Mr. Riordan was President and Chief Executive Officer of Exclara, a fabless semiconductor supplier of ICs for solid-state lighting from 2006 until 2010. From 2000 to 2004, Mr. Riordan served as Vice President of PMC-Sierra's microprocessor division. Mr. Riordan joined PMC-Sierra in August 2000 when it purchased Quantum Effects Devices, which he had co founded and served as President and Chief Executive Officer. Mr. Riordan serves on the board of directors of Mellanox Technologies. Mr. Riordan holds Bachelor of Science and Master of Science degrees in Electrical Engineering as well as a Bachelor of Arts degree in Government from the

University of Central Florida and has done post-graduate work in Electrical Engineering at Stanford University.

        John Monson.    Mr. Monson became our Vice President of Marketing in February 2012. In early 2014, he assumed, on a permanent basis, additional responsibilities for our sales and business development activities and became our Vice President of Marketing and Sales. Prior to joining the Company, Mr. Monson was Vice President of Marketing for Mellanox Technologies, a supplier of interconnect solutions and services, from 2009 to 2012. From 2007 to 2008, Mr. Monson was Vice President of the EDC/PhyOptik business line at Inphi Corporation. He joined Inphi Corporation through a business unit acquisition of Scintera Networks, where he was Vice President of Sales and Marketing from 2005 to 2007. Previously, he held various management positions at PMC-Sierra, Inc., Lucent Technologies and AT&T Microelectronics. Mr. Monson received a Bachelor of Science degree in Electrical Engineering from the University of Minnesota.

Item 1A.    Risk Factors

        If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

We have a history of losses and are uncertain as to our future profitability.

        We recorded an operating loss of $31.5 million for the year ended December 31, 2015 and ended the period with an accumulated deficit of $182.0 million. We recorded an operating loss of $32.7 million for the year ended December 31, 2014 and ended the period with an accumulated deficit of $150.5 million. We recorded an operating loss of $25.6 million, excluding the one-time gain on sale of assets of $0.6 million, for the year ended December 31, 2013. These and prior year losses have resulted in significant negative cash flows for more than a decade and have required us to raise substantial amounts of additional capital during this period. We expect to continue to incur operating losses for the foreseeable future as we secure customers for and continue to invest in the commercialization of our IC products. Due to the strong commitment of our resources to research and development and expansion of our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, the expected reduction in royalty and licensing revenues and challenges we face in securing customers for our IC products, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

Our success depends upon the networking and communications systems markets' acceptance of our ICs.

        The future prospects of our business depend on the adoption and acceptance by our target markets, networking communications and data center equipment providers, of our Bandwidth Engine and LineSpeed ICs. In 2011, we began focusing our engineering, marketing and sales efforts on our IC products and de-emphasizing our technology licensing activities, which historically have been our primary revenue source. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has almost no history of manufacturing such ICs. In addition, our Bandwidth Engine IC products require our customers and their other IC suppliers to implement our new and proprietary chip-to-chip communication protocol, GCI, which they may be unwilling to do. We have determined and negotiated prices with a few customers for our ICs and have gained only limited experience with the cost of making and selling these products. Thus, currently, we do not know whether we will be able to profitably make and sell these products. We are investing significant resources to develop our next generation IC products, but may not introduce these new products successfully or obtain significant revenue from them.

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

Our future revenue depends on our winning designs with our customers, and those customers designing our solutions into their product offerings and successfully selling and marketing such products. If we do not continue to win designs in the short term, our product revenue in the following years will not grow.

        We sell our ICs to original equipment manufacturer (OEM) customers that include our ICs in their products. Our technology is generally incorporated into products at the design stage, which we refer to as a design win, and which we define as the point at which a customer has made a commitment to build a board against the fixed schematic for his system, and this board will utilize our ICs. As a result, our future revenue depends on our OEM customers designing our ICs into their products, and on those products being produced in volume and successfully commercialized. If we fail to convince our current or prospective customers to include our ICs in their products and fail to achieve a consistent number of design wins, our results of operations and business will be harmed. In addition, if a current or prospective customer designs a competitor's offering into its product, it becomes significantly more difficult for us to sell our IC solutions to that customer because changing suppliers involves significant cost, time, effort and risk for the OEM. Even if a customer designs one of our ICs into its product, we cannot be assured that the OEM's product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that customer. Furthermore, the customer product for which we obtain a design win may be canceled before the product enters production or is introduced into the market. Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded today.

The design win process is generally a lengthy, expensive and competitive process, with no guarantee of revenue, and if we fail to generate sufficient revenue to offset our expenses, our business and operating results would suffer.

        Achieving a design win is typically a lengthy, expensive and competitive process because our customers generally take a considerable amount of time to evaluate our ICs. In the markets we serve, the time from initial customer engagement to design win to production volume shipments can range from two to three years, though it may take longer for new customers or markets we intend to address. In order to win designs, we are required to both incur design and development costs and dedicate substantial engineering resources in pursuit of a single customer opportunity. Even though we incur these costs, we may not prevail in the competitive selection process and, even if we do achieve a design win, we may never generate sufficient, or any, revenue to offset our development expenditures. Our customers have the option to decide whether or not to put our solutions into production after initially designing our products in the specification. The customer can make changes to its product after a design win has been awarded to us, which can have the effect of canceling a previous design win. The delays inherent in our protracted sales cycle increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated revenue. In addition, any change, delay or cancellation of a customer's plans could harm our financial results, as we may have incurred significant expense while generating no revenue.

If our foundries do not achieve satisfactory yields or quality, our cost of goods sold will increase, our operating margins will decline, and our reputation and customer relationships could be harmed.

        We depend not only on sufficient foundry manufacturing capacity and wafer prices, but also on good production yields (the number of good die per wafer) and timely wafer delivery to meet customer demand and maintain profit margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our foundry, Taiwan Semiconductor Manufacturing Company (TSMC), from time to time, experiences manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields, which would harm our revenue or increase our costs. For example, recently, our foundry produced ICs and met its process specification range but did not meet our customer's specifications causing us to write off a portion of our production lot. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundry, or defects, integration issues or other performance problems in our ICs, could cause us significant customer relations and business reputation problems, harm our operating results and give rise to financial or other damages to our customers. Our customers might consequently seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.

        We aim to use the most advanced manufacturing process technology appropriate for our solutions that is available from TSMC. As a result, we periodically evaluate the benefits of migrating our solutions to other technologies in order to improve performance and reduce costs. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We are dependent on TSMC to support the production of wafers for future versions of our ICs, as TSMC is our sole foundry. Such production may require changes to TSMC's existing process technology. If TSMC elects to not alter their process technology to support future versions of our ICs, we would need to identify a new foundry.

        In addition, to date, specifically with regard to our Bandwidth Engine products, TSMC has not provided us with a product roadmap for the 1T-SRAM technology at process nodes below 40 nanometers. If TSMC does not support our 1T-SRAM at process nodes below 40 nanometers, so, we have not developed any memory products below that process node yet. We would need to eventually identify a new foundry and/or no longer use our 1T-SRAM technology. We do not consider this to adversely affect our current product offerings but we may face difficulties, delays and increased expense as we transition our products to new processes, and potentially to new foundries for future products.

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

        In 2010, we expanded our business model to become a fabless semiconductor company through the development of a product line of memory ICs called the Bandwidth Engine. In March 2013, we announced a product line of SerDes ICs called LineSpeed. Our goal is to increase our total available market by creating high-performance ICs for networking communications and data center systems, using our proprietary technology and design expertise. This development effort has required that we add headcount and design resources, such as expensive software tools, which has increased our losses from and cash used in operations. We may not be successful in our development efforts to bring our ICs to market successfully nor be successful in selling ICs due to various risks and uncertainties, including, but not limited to:

  •
  customer acceptance;

  •
  adoption of the GCI protocol, without which our Bandwidth Engine products cannot function;

  •
  difficulties and delays in our product development, manufacturing, testing and marketing activities;

  •
  timeliness of new product introductions;

  •
  the anticipated costs and technological risks of developing and bringing ICs to market;

  •
  the willingness of our manufacturing partners to assist successfully with fabrication;

  •
  our ability to qualify our products for mass production and achieve wafer yield levels to be price competitive;

  •
  the availability of quantities of ICs supplied by our manufacturing partners at a competitive cost;

  •
  our ability to generate the desired gross margin percentages and return on our product development investment;

  •
  competition from established IC suppliers;

  •
  the adequacy of our intellectual property protection for our proprietary IC designs and technologies;

  •
  customer concerns over our financial condition and viability to be a long-term profitable supplier;

  •
  the vigor and growth of markets served by our current and prospective customers; and

  •
  our lack of recent experience as a fabless semiconductor company making and selling proprietary ICs.

        If we experience significant delays in bringing our IC products to market or if customer adoption of our products is delayed, this could have a material adverse effect on our anticipated revenues in upcoming years due to the potential loss of design wins and future revenues. For example, we have experienced significant delays in bringing our third generation LineSpeed products to market, which has prevented us from achieving design wins and resulted in us introducing products after our competitors. We may continue to experience significant delays in the future.

Our main objective is the development and sale of our products to networking communications and data center systems providers and their subsystem and component vendors, and, if demand for these products does not grow, we may not achieve revenue growth and our strategic objectives.

        We market and sell our ICs to networking communications and data center equipment providers and their subsystem and component vendors. We believe our future business and financial success depends on market acceptance and increasing sales of these products. In order to meet our growth and strategic objectives, networking infrastructure OEMs must incorporate our products into their systems, and the demand for their systems must grow as well. We cannot provide assurance that sales of our products to these OEMs will increase substantially in the future or that the demand for our customers' systems will increase. Our future revenues from these products may not increase in accordance with our growth and strategic objectives if instead our OEM customers modify their product designs, select products sold by our competitors or develop their own proprietary ICs. Moreover, demand for their products that incorporate our ICs may not grow or result in significant sales of such products due to factors affecting the customers and their business, such as industry downturns, declines in capital spending in the enterprise and carrier markets and unfavorable macroeconomic conditions. Thus, the future success of our business depends in large part on factors outside our control, and sales of our products may not meet our revenue growth and strategic objectives.

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

        In 2011, we began to place greater emphasis on our IC business and re-deploy engineering, marketing and sales resources from IP to IC activities. We are no longer actively pursuing new license arrangements, and, as a result, our license and royalty revenues in 2015 declined when compared with prior years. We do not expect to generate sufficient revenues from our IC business to allow us to achieve profitability in 2016, and we expect our royalty revenues to decline in 2016 compared with 2015. In addition, the production volumes of the current royalty-bearing products shipped by our licensees are expected to decrease; therefore we expect our royalty revenue to decrease in future periods. Historically, royalties have generated a 100% gross margin, and any decrease in royalties adversely affects our gross margin, operating results and cash flows.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

        Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2015, our three largest customers represented 34%, 31% and 12% of total revenue, respectively. For the year ended December 31, 2014, our three largest customers represented 34%, 31% and 11% of total revenue, respectively. For the year ended December 31, 2013, our two largest customers represented 41%, and 13% of total revenue, respectively. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

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

        We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2015, three customers represented 94% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

        If we overestimate customer demand for our products, we may purchase products from our manufacturers that we cannot sell. Conversely, if we underestimate customer demand or if sufficient manufacturing and testing capacity were unavailable, we would forego revenue opportunities and could lose market share in the markets served by our products and could incur penalty payments under our customer purchase agreements. In addition, our inability to meet customer requirements for our products could lead to delays in product shipments, force customers to identify alternative sources and otherwise adversely affect our ongoing relationships with our customers.

We depend on contract manufacturers for a significant portion of our revenue from the sale of our IC products.

        Many of our current and prospective OEM customers use third party contract manufacturers to manufacture their systems, and these contract manufacturers purchase our products directly from us on behalf of the OEMs. Although we expect to work with our OEM customers in the design and development phases of their systems, these OEMs often give contract manufacturers some authority in product purchasing decisions. If we cannot compete effectively for the business of these contract manufacturers, or, if any of the contract manufacturers that work with our OEM customers experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. For example, if a contract manufacturer becomes subject to bankruptcy proceedings, we may not be able to obtain our products held by the contract manufacturer or recover payments owed to us by the contract manufacturer for products already delivered to the contract manufacturer. If we are unable to persuade contract manufacturers to purchase our products, or if the contract manufacturers are unable to deliver systems with our products to OEMs on a timely basis, our business would be adversely affected.

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

        TSMC, which manufactures our products, is located in Asia, as are other foundries we may use in the future. EAG, which handles the testing of our products, is headquartered in California. Our primary engineering design center is located in Santa Clara, California, and we have sales offices in Japan and China. The risk of an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of several major foundries and other vendors. As a result of this earthquake, these vendors suffered power outages and disruptions that impaired their production capacity. In February 2016 and September 2003, additional disruptive earthquakes occurred in Taiwan. The occurrence of additional earthquakes or other natural disasters could result in the disruption of the wafer foundry or assembly and test capacity of the third parties that supply these services to us and may impede our research and development efforts, as well as our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

        The standard terms of our 1T-SRAM license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and generally report this data to us after the end of each quarter. We have the right to audit these royalty reports periodically, although we have not conducted any such audits since 2010. These audits can be expensive, time-consuming and potentially detrimental to our business relationships. A failure to fully enforce the royalty provisions of our license agreements could cause our revenue to decrease and impede our ability to achieve and maintain profitability.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2015, we held approximately 67 patents in the United States, and approximately 30 foreign patents, which expire at various times from 2016 to 2035. In addition, as of December 31, 2015, we had approximately 29 pending patent applications worldwide. We cannot be sure that any patents will be issued from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. In December 2011, we sold 43 United States and 30 related foreign patents, which reduced the size of our patent portfolio and diminishes our ability to assert counterclaims in the defense of actions against us that may arise. Also, competitors might be able to design around our patents. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us.

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

        We intend to continue spending substantial amounts to grow our business. In March 2016, we issued $8 million aggregate principal amount of 10% Subordinate Senior Secured Convertible Notes due August 15, 2018 (the "Notes"). The Note principal is convertible into our common stock, as well as the interest on the Notes, as we have the option of paying the interest in-kind by converting such interest into additional note principal. In addition, the Notes also include limited anti-dilution protection, such that the conversion price will be reset to a lower conversion price in some situations. As a result, our stockholders may experience significant dilution if these Notes and any additional paid-in-kind principal are converted into our common stock and the conversion price is reset. Although we believe that with the proceeds of this debt we will have capital sufficient to satisfy our working capital requirements for at least the next 12 months, we will still need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all.

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

Our indebtedness could impair our financial condition, harm our ability to operate our business, limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.

        We have indebtedness outstanding under the Notes. Pursuant to the terms of the Notes, we cannot engage in certain transactions, including disposing of certain assets, or incurring additional indebtedness, with limited exception, unless we receive prior approval from the Note holders. In the absence of such consent, we could be prohibited from engaging in transactions that could be beneficial to our business and our stockholders. In addition, the Notes are secured by a security interest in substantially all of our personal assets, and, in the event of a default by us, the Note holders would have a right to seize our assets. The Notes are payable in full on August 15, 2018 and holders of the Notes that do not elect to convert their Notes must be paid in cash. The holders of the Notes also have the right to require us to redeem the Notes for 120% of the Note principal in the event we are acquired or a majority of our board of directors is replaced within 12 months other than by reason of voluntary resignation or death. In the event of a required redemption, we must obtain the necessary funds if we do not have them at the time, or we will be in default under the Notes, which could have a material adverse effect on our financial condition and the price of our common stock.

We may incur additional debt in the future, subject to certain limitations contained in our senior secured convertible notes.

        The degree to which we are leveraged and the restrictions governing our indebtedness could have important consequences including, but not limited to:

  •
  limiting our ability to service all of our debt obligations;

  •
  impacting our ability to incur additional indebtedness or obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes;

  •
  increasing our vulnerability to general economic downturns and adverse industry conditions;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

  •
  limiting our ability to engage in certain transactions or capitalize on acquisition or other business opportunities.

        If we are in violation of the terms of the Notes in the future and do not receive a waiver, the note holders could choose to accelerate payment on all outstanding loan balances. If we needed to obtain replacement financing, we may not be able to quickly obtain equivalent or suitable replacement financing. If we are unable to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

If we fail to maintain compliance with the continued listing requirements of The NASDAQ Global Select Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

        Our common stock currently trades on The NASDAQ Global Select Market under the symbol "MOSY." This market has continued listing standards that we must comply with in order to maintain the listing of our common stock. The continued listing standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders' equity of $2.5 million; (ii) a market value of listed securities of at least $35.0 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and fluctuating stock price directly impact our ability to satisfy these continued listing standards. In the event we are unable to maintain these continued listing standards, our common stock may be subject to delisting from The NASDAQ Global Select Market.

        In March 2016, we were notified by the Nasdaq staff that the bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days during the 180 calendar day period ending September 6, 2016 or we might be delisted. As mentioned above, the price of our common stock can be volatile, and there can be no assurance that we will be able to meet the minimum $1.00 bid price requirement or the other NASDAQ continued listing requirements in the future, and we may be subject to delisting as a result. If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

  •
  a limited availability of market quotations for our common stock;

  •
  a reduced amount of analyst coverage;

  •
  a decreased ability to issue additional securities or obtain additional financing in the future;

  •
  reduced liquidity for our stockholders;

  •
  potential loss of confidence by customers, collaboration partners and employees; and

  •
  loss of institutional investor interest.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in Santa Clara, California. We currently occupy approximately 47,000 square feet of space in the Santa Clara facility, the lease for which extends through August 2020. We have leased office space in Hyderabad, India for an engineering design center, which we expect to close by June 30, 2016, and in Tokyo, Japan, and Shanghai, China for our sales and support offices. We believe that our existing facilities are adequate to meet our current needs.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is currently listed on the Global Select Market of the NASDAQ Stock Market under the symbol MOSY. The following table sets forth the range of high and low sales prices of our common stock for each period indicated.

Quarter ended	High	Low
December 31, 2015	$1.62	$1.08
September 30, 2015	$2.03	$1.38
June 30, 2015	$2.37	$1.83
March 31, 2015	$2.37	$1.68
December 31, 2014	$2.77	$1.53
September 30, 2014	$3.42	$2.33
June 30, 2014	$4.68	$2.86
March 31, 2014	$5.90	$4.39
December 31, 2013	$5.64	$4.01
September 30, 2013	$4.36	$3.50
June 30, 2013	$4.80	$3.98
March 31, 2013	$4.85	$3.36

        We had 16 stockholders of record as of March 1, 2016.

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

        The following graph compares cumulative total stockholder return on our common stock with that of the S&P 500 Index and the S&P Technology Sector Index from 2010 through 2015. The comparison assumes that $100 was invested on December 31, 2010 in our common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Technology Sector Index. We have never paid any cash dividends to holders of our common stock.

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

Comparison of Five-Year Cumulative Return

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
MOSYS, INC.	$100.00	$73.81	$61.16	$97.01	$32.86	$19.16
S & P 500	100.00	101.94	116.29	86.92	98.21	96.50
S & P TECHNOLOGY SECTOR	100.00	100.99	111.82	143.10	172.41	177.70

Securities Authorized for Issuance under Equity Compensation Plan

        For information regarding securities authorized for issuance under equity compensation plans, please refer to Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.    Selected Financial Data

        The selected financial data presented below is derived from our consolidated financial statements that are included under Item 15. The selected financial data should be read in conjunction with our consolidated financial statements and notes related to those statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Year Ended December 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
	(In thousands, except per share data)
Statement of Operations Data:
Total net revenue	$4,390	$5,380	$4,398	$6,082	$14,107
Cost of net revenue	2,474	2,318	474	334	3,295

Gross profit	1,916	3,062	3,924	5,748	10,812
Operating expenses	33,407	35,780	28,856	33,407	(526)

Income (loss) from operations	(31,491)	(32,718)	(24,932)	(27,659)	11,338
Other income, net	94	143	209	155	206

Income (loss) before income taxes	(31,397)	(32,575)	(24,723)	(27,504)	11,544
Income tax provision	86	107	71	110	288

Net income (loss)	$(31,483)	$(32,682)	$(24,794)	$(27,614)	$11,256

Net income (loss) per share:
Basic	$(0.50)	$(0.66)	$(0.55)	$(0.70)	$0.30
Diluted	$(0.50)	$(0.66)	$(0.55)	$(0.70)	$0.28
Shares used in computing net income (loss) per share:
Basic	62,497	49,528	45,246	39,176	37,861
Diluted	62,497	49,528	45,246	39,176	40,377
Allocation of stock-based compensation to cost of net revenue and operating expenses:
Cost of net revenue	$—	$—	$7	$53	$407
Research and development	2,733	3,419	2,565	2,694	1,961
Selling, general and administrative	917	1,172	1,126	1,064	1,398

	$3,650	$4,591	$3,698	$3,811	$3,766

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$20,238	$25,794	$50,482	$40,710	$57,975
Working capital	19,661	22,649	36,020	30,155	47,968
Total assets	48,692	52,626	77,989	69,534	89,637
Current liabilities	3,604	2,845	2,355	4,821	4,035
Long-term liabilities	247	241	216	171	109
Stockholders' equity	44,841	49,540	75,418	64,542	85,493

(1)
Operating expenses include $0.3 million of amortization of acquired intangible assets.

(2)
Operating expenses include $1.0 million of amortization of acquired intangible assets.

(3)
Operating expenses include a gain on the sale of patents of $0.6 million and $1.0 million of amortization of acquired intangible assets.

(4)
Operating expenses include a gain on the sale of assets of $3.3 million and $1.7 million of amortization of acquired intangible assets.

(5)
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

Overview

        Our strategy and primary business objective is to become a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and data center markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. We have developed two families of ICs under the Bandwidth Engine® and LineSpeed™ product names. Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface, or SerDes, I/O, with our intelligent access technology and a highly efficient interface protocol. The LineSpeed IC product line, which was announced in March 2013, is comprised of non-memory, high-speed SerDes I/O devices with clock data recovery, gearbox and retimer functionality, which convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity.

        Certain SerDes products have been developed under a strategic development and marketing agreement with Credo Semiconductor Ltd., or Credo. As of December 31, 2015, the Company had paid Credo $4.8 million cumulatively for achievement of development milestones, as well as for mask costs and wafer purchases from third-party vendors. All amounts incurred have been recorded as research and development expenses. Currently, under the strategic development and marketing agreement, the Company is entitled to a remaining reimbursement amount of $3.6 million of development costs based on payments made to Credo to date. This amount is subject to increase as additional payments are made to Credo. The reimbursement will be funded by the gross profits earned by the Company from the sale of the relevant SerDes products, with the initial gross profits being primarily applied to reimbursing the Company for these development payments and a portion paid to Credo. Once the full amount has been reimbursed, the gross profits from these products will be shared equally by the Company and Credo.

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

        Our future success and ability to achieve and maintain profitability are dependent on the marketing and sales of our IC products into networking, communications and other markets requiring high-bandwidth memory access.

        In January 2016, we committed to effect a reduction in our workforce and associated operating expenses, net loss and cash burn and to realign resources, as we have substantially concluded development of new products, including our third generation Bandwidth Engine IC product family, and expect to bring these products to market in 2016. We reduced United States headcount by approximately 16% and will cease operations at our subsidiary in Hyderabad, India, which has 18 employees. We anticipate that we will fully implement the planned reductions by the end of the second quarter of 2016, and expect to realize approximately $3.2 million of savings on an annual basis from the reductions. We expect operating expenses to decrease in 2016 as a result of the workforce reductions and subsequent reduction in computer-aided design software expenses.

        We expect product revenue to increase in 2016 primarily driven by increased Bandwidth Engine 2 IC revenues, as our existing customers commence full production of systems utilizing our ICs. Furthermore, we expect to expand our customer base and increase our cumulative design win count in 2016.

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

  Goodwill

        We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, we compare the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and no further testing is performed. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference. We have determined that we have a single reporting unit for purposes of performing the goodwill impairment test. We use the market approach to assess impairment in the second step of the analysis. We performed the annual impairment test in September 2015, and the test did not indicate impairment of goodwill. As of December 31, 2015, we did not identify any factors to indicate there was an impairment of our goodwill and determined that no additional impairment analysis was required.

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

Results of Operations

  Net Revenue.

	Year ended December 31,			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Product	$2,400	$2,280	$394	$120	5%	$1,886	479%
Percentage of total net revenue	55%	42%	9%

        Product revenue increased in 2015 and 2014 due to increased volume of shipments for our ICs, mainly Bandwidth Engine, as we gained more customers. In 2015, our Bandwidth Engine 2 IC products were the primary source of IC revenue, while in 2014, our Bandwidth Engine 1 IC products accounted for most of our IC revenue. In 2014, we recognized $0.3 million of revenue from the reversal of sales return reserves recorded in prior periods following the completion of system-level tests in the field by customers, which reduced our expected risk of returns. We expect our product revenues to increase in the future in absolute dollars, as we expect our design wins to commence their production ramps.

	Year ended December 31,			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Royalty and other	$1,990	$3,100	$4,004	$(1,110)	(36)%	$(904)	(23)%
Percentage of total net revenue	45%	58%	91%

        Royalty and other revenue is primarily comprised of revenue generated from licensing agreements. The sequential decreases were primarily due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP and a decrease in revenue recognized from residual licensing agreements entered into in 2011 and prior years. We expect royalty and other revenue to decline in 2016, as we expect a decline in shipments of units incorporating our technology by licensees, as their products approach their end of life.

  Cost of Net Revenue and Gross Profit.

	Year ended December 31,			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Cost of net revenue	$2,474	$2,318	$474	$156	7%	$1,844	389%
Percentage of total net revenue	56%	43%	11%

	Year ended December 31,			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Gross profit	$1,916	$3,062	$3,924	$(1,146)	(37)%	$(862)	(22)%
Gross margin	44%	57%	89%

        In each of 2015, 2014 and 2013, cost of net revenue primarily consisted of direct and indirect costs related to the sale of IC products.

        Cost of net revenue increased in 2015 and 2014, primarily due to the increase in product material testing and other production costs related to our increased IC shipments. We expect the cost of net revenue to increase in the future in absolute dollars, because we anticipate an increase in sales of our IC products.

        Gross profit decreased in 2015 and 2014, primarily due to the decrease in our royalty revenue, which has no associated costs, coupled with the increase in IC shipments. The deferred margin recognized from the reversal of sales return reserves in 2014 and 2015 was not material. Gross margin percentage decreased in 2015 and 2014, primarily due to an increase in product revenue, which has associated costs, as compared with royalty revenue, which has no associated costs.

  Research and Development.

	Year ended December 31,			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Research and development	$27,108	$29,261	$23,325	$(2,153)	(7)%	$5,936	25%
Percentage of total net revenue	618%	544%	530%

        Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

        The $2.2 million decrease in 2015 over the prior year was primarily due to a decrease in consulting expenses, computer-aided software license fees, amortization of intangibles and stock-based compensation charges, partialy offset by an increase in mask tooling costs.

        The $5.9 million increase in 2014 over the prior year was primarily due to increases in personnel-related costs, resulting from higher headcount, mask tooling costs, computer-aided software license fees and stock-based compensation charges.

        Research and development expenses included stock-based compensation expense of $2.7 million, $3.4 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect that research and development expenses will decrease in absolute dollars due to the reduction in force initiated in the first quarter of 2016 and reductions in computer-aided software license fees.

  Selling, General and Administrative.

	Year ended December 31,			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Selling, general and administrative	$6,299	$6,519	$6,161	$(220)	(3)%	$358	6%
Percentage of total net revenue	144%	121%	140%

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

        Selling, general and administrative expenses decreased $0.2 million for 2015, compared with the prior year, primarily as a result of a decrease in stock-based compensation expense.

        Selling, general and administrative expenses increased $0.4 million for 2014, compared with the prior year, as a result of increases in personnel-related and consulting costs.

        Selling, general and administrative expenses included stock-based compensation expense of $0.9 million, $1.2 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        We expect total selling, general and administrative expenses to decrease slightly in absolute dollars in 2016.

  Gain on Sale of Assets.

	Year ended December 31,			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Gain on sale of assets	—	—	$630	—	—	$(630)	(100)%
Percentage of total net revenue	—	—	14%

        In March 2012, we entered into an asset purchase agreement for an exclusive license of a portion of our intellectual property pertaining to our high-speed serial I/O technology for approximately $4.3 million. As part of the agreement, we provided certain technology transfer support services, and 15 employees of our India subsidiary accepted employment with the purchaser. In March 2013, we received the final payment of $0.6 million under the agreement.

  Other Income, net.

	Year ended December 31,			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Other income, net	$94	$143	$209	$(49)	(34)%	$(66)	(32)%
Percentage of total net revenue	2%	3%	5%

        Other income, net primarily consisted of interest income on our investments, which was $0.1 million for the year ended December 31, 2015 and $0.2 million for each of the years ended December 31, 2014 and 2013, partially offset by other non-operating items.

  Income Tax Provision.

	Year ended December 31,			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Income tax provision	$86	$107	$71	$(21)	(20)%	$36	51%
Percentage of total net revenue	2%	2%	2%

        Our income tax provisions were primarily attributable to taxes on earnings of our foreign subsidiaries and branches.

        As of December 31, 2015, we had net operating loss carryforwards of approximately $163 million for U.S. federal income tax purposes and approximately $107 million for state income tax purposes that are available to reduce future income tax liabilities to the extent permitted under federal and state income tax laws. These net operating loss carryforwards expire from 2016 to 2035. In 2016, we anticipate that our effective income tax rate will continue to be less than the federal statutory tax rate because of expected losses.

        As of December 31, 2015 and 2014, we had net deferred tax assets of approximately $81 million and $67 million, respectively. Because of uncertainties regarding the realization of these deferred tax assets, we had recorded a full valuation allowance as of December 31, 2015 and 2014.

Liquidity and Capital Resources

        As of December 31, 2015, we had cash, cash equivalents and investments totaling $20.2 million compared with a combined balance of $25.8 million at December 31, 2014. On March 14, 2016, we issued $7 million aggregate principal amount of Notes at par. The Notes bear interest at the annual rate of 10% and interest is payable semi-annually in cash or in kind through the issuance of identical new Notes, or with a combination of the two, at our option.

        In 2015, we used $27.5 million in operating activities, which primarily resulted from the net loss of $31.5 million, adjusted for non-cash charges and gains, which included stock-based compensation expenses of $3.7 million and depreciation and amortization expenses of $0.9 million, and changes to operating assets and liabilities of $0.6 million. The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers and payments to vendors, including purchases of and increase in inventory.

        In 2014, we used $26.3 million in operating activities, which primarily resulted from the net loss of $32.7 million, adjusted for non-cash charges and gains, which included stock-based compensation expenses of $4.6 million and depreciation and amortization expenses of $1.4 million, and changes to operating assets and liabilities of $0.3 million. The changes in assets and liabilities primarily related to the payments to vendors, including purchases of inventory.

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

        Our investing activities in 2015 primarily consisted of $1.2 million expended for purchases of fixed assets. Remaining investing activities consisted of investing our cash in marketable securities, which did not affect our liquidity. Our investing activities in 2014 primarily consisted of $0.6 million expended for purchases of fixed assets. Remaining investing activities consisted of investing our cash in marketable securities, which did not affect our liquidity. Our investing activities in 2013 primarily consisted of $0.6 million received for the sale of assets and $0.2 million expended for purchases of fixed assets. Remaining investing activities consisted of investing our cash in marketable securities, which did not affect our liquidity.

        Our financing activities in 2015 primarily consisted of $21.4 million in net proceeds received from the sale of common stock though a public offering and $1.8 million in proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan. Our financing activities in 2014 primarily consisted of proceeds from the exercise of stock options and sales under our employee stock purchase plan. Our financing activities in 2013 primarily consisted of $27.7 million in net proceeds received from the sale of common stock though a public offering and $4.2 million in proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan.

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

  •
  profitability of our business; and

  •
  whether interest payments on the Notes are paid in cash or, at our election, in kind through the issuance of new Notes with identical terms for the accrued interest.

        We expect our cash expenditures to continue to exceed receipts in 2016, as our revenues will not be sufficient to offset our operating expenses, which include significant research and development expenditures for the expansion and fabrication of our IC products. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for at least the next 12 months. However, there can be no assurance that our capital is sufficient to fund operations until such time as we begin to achieve positive cash flows. We have an effective shelf registration statement under which we could sell additional securities without advance notice. We might decide to raise additional capital, and there can be no assurance that such funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

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

Disclosures about Contractual Obligations and Commercial Commitments

        The impact that our contractual obligations as of December 31, 2015 are expected to have on our liquidity and cash flow in future periods is (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,553	$796	$2,244	$513	$—
Software licenses	2,091	1,305	786	—	—

	$5,644	$2,101	$3,030	$513	$—

        As of December 31, 2015, our software licenses related to computer-aided design software.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet arrangements or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts are reflected in our consolidated financial statements for the years ended December 31, 2015, 2014 or 2013 related to these indemnifications.

Recent Accounting Pronouncements

        See Note 1 to the consolidated financial statements in Item 15 of this report for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

        We have exposure to interest rate risk due to our investment portfolio. Our investments are made in accordance with an investment policy under the guidance of the audit committee of our board of directors. The primary objective of our investment activities is to preserve principal and meet liquidity needs. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including money market accounts, certificates of deposit, corporate debt, government-sponsored enterprise bonds and municipal bonds. We place our investments with high-credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer or fund. The investments, other than money market funds, are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). Securities with an original maturity of three months or less are considered cash equivalents. Securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Securities with remaining maturities greater than one year are classified as long-term investments. All investments have a maturity of less than two years. No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. The portfolio's dollar-weighted average maturity of investments is within 12 months. These securities, which approximated $18.5 million as of December 31, 2015 and earned an average annual interest rate of approximately 0.3% in 2015, are subject to interest rate and credit risks. As of December 31, 2015, we performed a sensitivity analysis on our investment portfolio. According to our analysis, parallel shifts in the yield curve of both +/–0.5% would result in changes in fair market values for these investments of less than $25,000. We do not have any investments denominated in foreign currencies, and therefore are not subject to foreign currency risk on such investments.

Foreign currency exchange rate risk

        Currently, all of our international sales are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains or losses to date. However, the expenses of our foreign entities are primarily denominated in their local currencies, therefore we have risk of foreign exchange gains and losses through the funding of those expenditures. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. For most currencies, we are a net payer of foreign currencies and, therefore, benefit from a stronger U.S. dollar and are adversely affected by a weaker U.S. dollar relative to those foreign currencies.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the consolidated financial statements listed under the heading (a) (1) Financial Statements and Reports of Burr Pilger Mayer, Inc. of Item 15, which consolidated financial statements are incorporated by reference in response to this Item 8.

Quarterly Results of Operations

        The following tables set forth unaudited results of operations data for each of the eight quarters in the two year period ended December 31, 2015. This unaudited information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this report and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, except as disclosed below, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(In thousands, except per share data)
	(Unaudited—All periods)
Net revenue:
Product	$1,112	$565	$543	$180	$287	$437	$975	$581
Royalty and other	486	457	451	596	859	716	774	751

Total net revenue	1,598	1,022	994	776	1,146	1,153	1,749	1,332
Cost of net revenue	881	793	563	237	272	447	1,022	577

Gross profit	717	229	431	539	874	706	727	755
Operating expenses:
Research and development	5,633	8,793	5,789	6,893	8,268	7,507	6,432	7,054
Selling, general and administrative	1,588	1,547	1,550	1,614	1,543	1,689	1,490	1,797

Total operating expenses	7,221	10,340	7,339	8,507	9,811	9,196	7,922	8,851
Operating loss	(6,504)	(10,111)	(6,908)	(7,968)	(8,937)	(8,490)	(7,195)	(8,096)
Other income, net	23	19	29	23	28	30	55	30

Loss before income taxes	(6,481)	(10,092)	(6,879)	(7,945)	(8,909)	(8,460)	(7,140)	(8,066)
Income tax provision	26	13	27	20	42	23	21	21

Net loss	$(6,507)	$(10,105)	$(6,906)	$(7,965)	$(8,951)	$(8,483)	$(7,161)	$(8,087)

Net loss per share:
Basic and diluted	$(0.10)	$(0.15)	$(0.11)	$(0.15)	$(0.18)	$(0.17)	$(0.14)	$(0.16)
Shares used in computing net loss per share:
Basic and diluted	65,496	65,317	64,737	54,282	49,783	49,634	49,511	49,174

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

        Burr Pilger Mayer, Inc., an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included under Item 15 below.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about June 7, 2016, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

Item 11.    Executive Compensation

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about June 7, 2016, which information is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be provided in response to this item, including information relating to securities authorized for issuance under equity compensation plans, will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about June 7, 2016, which information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about June 7, 2016, which information is incorporated into this report by reference.

Item 14.    Principal Accountant Fees and Services

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about June 7, 2016, which information is incorporated into this report by reference.

Part IV

Item 15.    Exhibits

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm, which are set forth in the Index to Consolidated Financial Statements on pages 50 through 77 of this report.

  (2)
  Exhibits

3.1(1)	Restated Certificate of Incorporation of the Registrant
3.2(2)	Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen common stock certificate
4.4(4)	Rights Agreement, dated November 10, 2010, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.1(4)	Form of Right Certificate
4.4.2(4)	Summary of Rights to Purchase Preferred Shares
4.4.3(5)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.4(6)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
10.1(3)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers
10.2	Reserved
10.3(7)*	2000 Stock Option Plan and form of Option Agreement thereunder
10.3.1(8)*	Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.4(9)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.5(10)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(11)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.7	Reserved
10.8(12)*	Employment offer letter agreement between Registrant and James Sullivan dated December 21, 2007
10.9(13)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.10(14)*	Amended and Restated 2010 Equity Incentive Plan
10.11(15)*	Form of Option Agreement for Stock Option Grant pursuant to 2010 Equity Incentive Plan
10.12(16)*	2010 Employee Stock Purchase Plan
10.13	Reserved
10.14(17)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.15(18)	Lease Agreement between Registrant and M West Propco XII, LLC. dated July 19, 2010

10.16(19)*	Employment offer letter agreement between Registrant and Thomas Riordan dated May 6, 2011
10.17(19)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Thomas Riordan dated May 10, 2011
10.18	Reserved
10.19(20)*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)
10.20(21)*	Stock Option Agreement between Registrant and Leonard Perham dated as of November 1, 2011
10.21(22)*	Stock Option Agreement between Registrant and Thomas Riordan dated as of December 21, 2011
10.22(23)	Form of Indemnification Agreement used from June 5, 2012
10.23	Reserved
10.24(24)*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2010 Equity Incentive Plan
10.25(25)*	Employment offer letter agreement between Registrant and John Monson dated February 21, 2012
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to Exhibit 3.6 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).

(2)
Incorporated by reference to Exhibit 3.4 to Form 8-K filed by the Company on October 29, 2008 (Commission File No. 000-32929).

(3)
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(4)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).

(5)
Incorporated by reference to Exhibit 4.2.3 to the Current Report on Form 8-K, filed on July 27, 2011 (Commission File No. 000-32929).

(6)
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

(15)
Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).

(16)
Incorporated by reference to Appendix B to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).

(17)
Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 5, 2009 (Commission File No. 333-159753).

(18)
Incorporated by reference to Exhibit 10.35 to Form 8-K filed by the Company on July 22, 2010 (Commission File No. 000-32929).

(19)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 8, 2011 (Commission File No. 000-32929).

(20)
Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).

(21)
Incorporated by reference to Exhibit 10.20 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(22)
Incorporated by reference to Exhibit 10.21 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(23)
Incorporated by reference to Exhibit 10.22 to Form 10-Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).

(24)
Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).

(25)
Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2016.

MOSYS, INC.
By:	/s/ LEONARD PERHAM Leonard Perham President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard Perham and James W. Sullivan as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in- fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LEONARD PERHAM Leonard Perham	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 15, 2016
/s/ JAMES W. SULLIVAN James W. Sullivan	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016
/s/ STEPHEN L. DOMENIK Stephen L. Domenik	Director	March 15, 2016
/s/ TOMMY ENG Tommy Eng	Director	March 15, 2016
/s/ CHI-PING HSU Chi-Ping Hsu	Director	March 15, 2016
/s/ VICTOR K. LEE Victor K. Lee	Director	March 15, 2016

MOSYS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc.

        We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoSys, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 15, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MoSys, Inc.

        We have audited the internal control over financial reporting of MoSys, Inc. and its subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, MoSys, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 Framework) by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MoSys, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 15, 2015

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$5,640	$3,110
Short-term investments	14,598	20,439
Accounts receivable, net	729	177
Inventories, net	1,597	881
Prepaid expenses and other	701	887

Total current assets	23,265	25,494
Long-term investments	—	2,245
Property and equipment, net	1,630	854
Goodwill	23,134	23,134
Intangible assets, net	334	655
Other	329	244

Total assets	$48,692	$52,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$940	$495
Accrued expenses and other	2,664	2,350

Total current liabilities	3,604	2,845

Long-term liabilities	247	241
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 65,496 shares and 49,793 shares issued and outstanding at December 31, 2015 and 2014, respectively	655	498
Additional paid-in capital	226,174	199,541
Accumulated other comprehensive loss	(16)	(10)
Accumulated deficit	(181,972)	(150,489)

Total stockholders' equity	44,841	49,540

Total liabilities and stockholders' equity	$48,692	$52,626

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenue
Product	$2,400	$2,280	$394
Royalty and other	1,990	3,100	4,004

Total net revenue	4,390	5,380	4,398
Cost of net revenue	2,474	2,318	474

Gross profit	1,916	3,062	3,924
Operating expenses
Research and development	27,108	29,261	23,325
Selling, general and administrative	6,299	6,519	6,161
Gain on sale of assets	—	—	(630)

Total operating expenses	33,407	35,780	28,856
Loss from operations	(31,491)	(32,718)	(24,932)
Other income, net	94	143	209

Loss before income taxes	(31,397)	(32,575)	(24,723)
Income tax provision	86	107	71

Net loss	$(31,483)	$(32,682)	$(24,794)

Other comprehensive loss, net of tax:
Net unrealized gains (losses) on available-for-sale securities	(6)	(23)	2

Comprehensive loss	$(31,489)	$(32,705)	$(24,792)

Net loss per share
Basic and diluted	$(0.50)	$(0.66)	$(0.55)
Shares used in computing net loss per share
Basic and diluted	62,497	49,528	45,246

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balance at January 1, 2013	40,054	$401	$157,143	$11	$(93,013)	$64,542
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	1,365	13	4,211	—	—	4,224
Issuance of common stock, net of costs of $2,154	7,475	75	27,671	—	—	27,746
Stock-based compensation	—	—	3,698	—	—	3,698
Change in unrealized gain on available-for-sale investments	—	—	—	2	—	2
Net loss					(24,794)	(24,794)

Balance at December 31, 2013	48,894	489	192,723	13	(117,807)	75,418
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	899	9	2,227	—	—	2,236
Stock-based compensation	—	—	4,591	—	—	4,591
Change in unrealized loss on available-for-sale investments	—	—	—	(23)	—	(23)
Net loss					(32,682)	(32,682)

Balance at December 31, 2014	49,793	498	199,541	(10)	(150,489)	49,540
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	1,328	13	1,759	—	—	1,772
Issuance of common stock, net of costs of $1,632	14,375	144	21,224	—	—	21,368
Stock-based compensation	—	—	3,650	—	—	3,650
Change in unrealized loss on available-for-sale investments	—	—	—	(6)	—	(6)
Net loss					(31,483)	(31,483)

Balance at December 31, 2015	65,496	$655	$226,174	$(16)	$(181,972)	$44,841

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(31,483)	$(32,682)	$(24,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	607	449	679
Amortization of intangible assets	321	1,000	999
Stock-based compensation	3,650	4,591	3,698
Gain on sale of assets	—	—	(630)
Other non-cash items	—	—	7
Changes in assets and liabilities:
Accounts receivable	(552)	(29)	139
Inventories	(716)	(314)	(315)
Prepaid expenses and other assets	104	405	1
Accounts payable	261	(23)	(125)
Accrued expenses and other liabilities	334	296	(2,304)

Net cash used in operating activities	(27,474)	(26,307)	(22,645)
Cash flows from investing activities:
Purchases of property and equipment	(1,202)	(596)	(154)
Net proceeds from sale of assets	—	—	630
Proceeds from sales and maturities of marketable securities	44,953	39,270	49,267
Purchases of marketable securities	(36,873)	(15,859)	(57,202)

Net cash provided by (used in) investing activities	6,878	22,815	(7,459)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	21,368	—	27,746
Net proceeds from issuance of common stock	1,772	2,238	4,193
Payments on capital lease obligations	(14)	—	—

Net cash provided by financing activities	23,126	2,238	31,939
Net increase (decrease) in cash and cash equivalents	2,530	(1,254)	1,835
Cash and cash equivalents at beginning of year	3,110	4,364	2,529

Cash and cash equivalents at end of year	$5,640	$3,110	$4,364

Supplemental disclosure:
Cash paid for income taxes	$56	$111	$92

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

Cash Equivalents and Investments

        The Company has invested its excess cash in money market accounts, certificates of deposit, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company's available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in the value judged to be other-than-temporary are included in the other income, net line item in the consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at December 31, 2015 or December 31, 2014.

Inventory

        The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded inventory reserves of $0.3 million during the year ended December 31, 2015.

Property and Equipment

        Property and equipment are originally recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation is recorded in operating expenses in the consolidated statements of operations and comprehensive loss. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term and are recorded with depreciation expense in the consolidated statements of operations and comprehensive loss.

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

Goodwill

        The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment in the second step of the analysis, the price of its common stock is an important component of the fair value calculation. If the Company's stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed step one of the annual impairment test in September 2015, and concluded no factors indicated impairment of goodwill. As of December 31, 2015, the Company had not identified any factors to indicate there was an impairment of its goodwill and determined that no additional impairment analysis was required.

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

  Licensing

        Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For stand-alone license agreements or license deliverables in multi-deliverable arrangements that do not require significant development, modification or customization, revenues are recognized when all revenue recognition criteria have been met. Delivery of the licensed technology is typically the final revenue recognition criterion met, at which time revenue is recognized. If any of the criteria are not met, revenue recognition is deferred until such time as all criteria have been met. Support and maintenance revenue is recognized ratably over the period during which the obligation exists, typically 12 months. Licensing revenue was zero for the year ended December 31, 2015 and was $155,000 and $387,000 for the years ended December 31, 2014 and 2013, respectively.

Cost of Net Revenue

        Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically includes engineering support to assist in the commencement of production of a licensee's products.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs were not significant in the years ended December 31, 2015, 2014 and 2013.

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

Per Share Amounts

        Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of December 31, 2015, 2014 and 2013, stock awards to purchase approximately 9,076,000, 8,817,000 and 10,072,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(31,483)	$(32,682)	$(24,794)
Denominator:
Shares used in computing net loss per share:
Basic and diluted	62,497	49,528	45,246
Net loss per share:
Basic and diluted	$(0.50)	$(0.66)	$(0.55)

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

        The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2015 tax years generally remain subject to examination by federal, state and foreign tax authorities.

        As of December 31, 2015, the Company did not have any unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the years ended December 31, 2015, 2014 and 2013, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Comprehensive Loss

        Comprehensive loss includes unrealized gains and losses on available-for-sale securities. Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the consolidated statements of operations and comprehensive loss. All amounts recorded were not significant in the years ended December 31, 2015, 2014 and 2013.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition methods. The Company has not yet selected a transition method nor has it determined the potential effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

        In February 2016, the FASB issued ASU No. 2016-02 (ASU 2016-02), Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability equal to the present value of the lease payments for virtually all leases not classified as short term. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depend on its classification as a finance or operating lease. The ASU also will require disclosures to provide additional qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective transition for application at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Note 2: Consolidated Balance Sheets and Statements of Operations and Comprehensive Loss Components

	December 31,
	2015	2014
	(in thousands)
Inventories, net:
Work-in-process	$1,478	$651
Finished goods	119	230

	$1,597	$881

Prepaid expenses and other:
Interest receivable	$48	$160
Prepaid insurance	134	143
Prepaid expenses and other	519	584

	$701	$887

Property and equipment, net:
Equipment, furniture and fixtures and leasehold improvements	$5,646	$4,255
Acquired software	334	750

	5,980	5,005
Less: Accumulated depreciation and amortization	(4,350)	(4,151)

	$1,630	$854

Intangible assets, net:

        Identifiable intangible assets relating to business combinations and a patent license were (dollar amounts in thousands):

	December 31, 2015
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3-5	$9,240	$9,240	$—
Patent license	7	780	446	334

Total		$10,020	$9,686	$334

	December 31, 2014
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3-5	$9,240	$9,031	$209
Patent license	7	780	334	446

Total		$10,020	$9,365	$655

        Amortization expense has been included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense to be recognized in future years is approximately $0.1 million annually for 2016 through 2018.

	December 31,
	2015	2014
	(in thousands)
Accrued expenses and other:
Accrued wages and employee benefits	$1,076	$1,026
IC development and wafer costs	921	203
Employee stock purchase plan withholdings	323	357
Professional fees	158	123
Capital lease obligation	138	—
Deferred revenue	31	4
Other	17	637

	$2,664	$2,350

        As of December 31, 2015 and 2014, the amounts in long-term liabilities included deferred rent.

Other income, net:

	2015	2014	2013
	(in thousands)
Interest income	$114	$155	$174
Other income (expense), net	(20)	(12)	35

	$94	$143	$209

Note 3: Fair Value of Financial Instruments

        The estimated fair values of financial instruments outstanding were (in thousands):

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$5,640	$—	$—	$5,640

Short-term investments:
U.S. government-sponsored enterprise bonds	$6,243	$—	$—	$6,243
Municipal bonds	200	—	—	200
Corporate notes	8,171	—	(16)	8,155

Total short-term investments	$14,614	$—	$(16)	$14,598

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$3,110	$—	$—	$3,110

Short-term investments:
U.S. government-sponsored enterprise bonds	$1,250	$—	$—	$1,250
Municipal bonds	841	—	—	841
Corporate notes	15,921	2	(6)	15,917
Certificates of deposit	2,430	1	—	2,431

Total short-term investments	$20,442	$3	$(6)	$20,439

Long-term investments:
U.S. government-sponsored enterprise bonds	$1,000	$—	$(2)	$998
Corporate notes	1,252	—	(5)	1,247

Total long-term investments	$2,252	$—	$(7)	$2,245

        The estimated fair values of available-for-sale securities with unrealized losses were (in thousands):

	December 31, 2015
	Cost	Unrealized Losses	Fair Value
Short-term investments:
Corporate notes	$8,171	$(16)	$8,155

Total short-term investments	$8,171	$(16)	$8,155

	December 31, 2014
	Cost	Unrealized Losses	Fair Value
Short-term investments:
Corporate notes	$13,006	$(6)	$13,000

Total short-term investments	$13,006	$(6)	$13,000

Long-term investments:
U.S. government-sponsored enterprise bonds	$1,000	$(2)	$998
Corporate notes	1,252	(5)	1,247

Total long-term investments	$2,252	$(7)	$2,245

        As of December 31, 2015 and 2014, substantially all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months.

        Cost and fair value of investments based on two maturity groups were (in thousands):

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$14,614	$—	$(16)	$14,598

Total	$14,614	$—	$(16)	$14,598

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due within 1 year	$20,442	$3	$(6)	$20,439
Due in 1-2 years	2,252	—	(7)	2,245

Total	$22,694	$3	$(13)	$22,684

        The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,238	$2,238	$—	$—
U.S. government-sponsored enterprise bonds	7,525	—	7,525	—
Municipal bonds	200	—	200	—
Corporate notes	8,255	—	8,255	—
Certificates of deposit	240	—	240	—

Total assets	$18,458	$2,238	$16,220	$—

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,837	$1,837	$—	$—
U.S. government-sponsored enterprise bonds	2,248	—	2,248	—
Municipal bonds	1,243	—	1,243	—
Corporate notes	17,164	—	17,164	—
Certificates of deposit	2,676	—	2,676	—

Total assets	$25,168	$1,837	$23,331	$—

        There were no transfers in or out of Level 1 and Level 2 securities during the years ended December 31, 2015 and 2014.

Note 4: Sale of I/O Technology

        In March 2012, the Company entered into an asset purchase agreement for an exclusive license of a portion of its intellectual property pertaining to its high-speed serial I/O technology for approximately $4.3 million. As part of the agreement, the Company provided certain technology transfer support services, and 15 employees of the Company's India subsidiary accepted employment with the purchaser. Consistent with the previous payments received, the approximately $2.2 million, net of transaction costs, in cash upon execution of the agreement. The The final payment of $0.6 million which was received in March 2013, was recorded as a gain on sale of assets and reduction of operating expenses in the consolidated statements of operations and comprehensive loss.

Note 5: Income Taxes

        The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current portion:
Federal	$—	$—	$—
State	3	3	2
Foreign	83	104	69

	$86	$107	$71

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities were (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Federal and state loss carryforwards	$60,831	$50,057
Reserves, accruals and other	761	587
Depreciation and amortization	1,304	1,497
Deferred stock-based compensation	4,504	3,589
Research and development credit carryforwards	12,886	11,351
Foreign tax and other credits	1,131	1,241

Total deferred tax assets	81,417	68,322
Deferred tax liabilities:
Acquired intangible assets and other	1,781	1,537
Less: Valuation allowance	(79,636)	(66,785)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $12.9 million and $12.1 million for the years ended December 31, 2015 and December 31, 2014, respectively.

        As of December 31, 2015, the Company had net operating loss carryforwards of approximately $162.8 million for federal income tax purposes and approximately $106.8 million for state income tax purposes. These losses are available to reduce future taxable income and expire at various times from 2016 through 2035. Approximately $5.7 million of federal net operating loss carryforwards and $4.8 million of state net operating loss carryforwards are related to excess tax benefits from stock-based compensation and would be charged to additional paid-in capital if realized.

        The Company also had federal research and development tax credit carryforwards of approximately $8.2 million, which will begin expiring in 2018, and California research and development credits of approximately $7.2 million, which do not have an expiration date. The Company had remaining foreign tax credits available for federal income tax purposes of approximately $0.9 million which will began expiring in 2016.

        The Company considers its undistributed earnings of its foreign subsidiary permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31,

2015, the Company's unremitted earnings from its foreign subsidiary were $0.9 million. The determination of the unrecognized deferred U.S. income tax liability, if any, is not practicable.

        Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.

        A reconciliation of income taxes provided at the federal statutory rate (35%) to the actual income tax provision follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax benefit computed at U.S. statutory rate	$(10,989)	$(11,401)	$(8,653)
State income tax (net of federal benefit)	3	3	2
Foreign income tax at rate different from U.S. statutory rate	(15)	(12)	(11)
Research and development credits	(1,580)	(1,614)	(1,196)
Stock-based compensation	123	130	91
Amortization of intangible assets	(100)	(100)	(100)
Valuation allowance changes affecting tax provision	12,588	13,027	9,915
Other	56	74	23

Income tax provision	$86	$107	$71

        The domestic and foreign components of (loss) income before income tax provision were (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$(31,580)	$(32,735)	$(24,906)
Non-U.S.	183	160	183

	$(31,397)	$(32,575)	$(24,723)

Note 6: Stock-Based Compensation

Equity Compensation Plans

Common Stock Option Plans

        In 2000, the Company adopted the 2000 Stock Plan, which was amended in 2004 (Amended 2000 Plan), and terminated in 2010. As of December 31, 2015, no options were available for future issuance under the Amended 2000 Plan and options to purchase approximately 580,000 shares were outstanding with a weighted-average exercise price of $4.48 per share. The Amended 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to the date of expiration.

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

Employee Stock Purchase Plan

        In June 2010, the Company's stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock were initially reserved for issuance under the ESPP in 2010. On September 1, 2010, the Company commenced the first offering period under the ESPP. In May 2015, the Company's stockholders approved an amendment increasing the number of shares reserved for issuance by 2,000,000 shares. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company's common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company's common stock either at the beginning or the end of each six-month offering period, whichever is less.

        On February 28, 2015, approximately 339,000 shares of common stock were issued at an aggregate purchase price of $518,000 under the ESPP. On August 31, 2015, approximately 268,000 shares of common stock were issued at an aggregate purchase price of $339,000 under the ESPP. As of December 31, 2015, there were approximately 2.2 million shares authorized and unissued under the ESPP.

Stock-Based Compensation Expense

        The unamortized compensation cost, net of expected forfeitures, as of December 31, 2015 was $2.4 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.0 years. The unamortized compensation cost, net of expected forfeitures, as of December 31, 2015 was $0.6 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 1.3 years. For the year ended December 31, 2015 the fair value of options and awards vested was approximately $3.2 million.

        The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the years ended December 31, 2015, 2014 and 2013, there were no such tax benefits associated with the exercise of stock options.

Valuation Assumptions and Expense Information for Stock-based Compensation

        The fair value of the Company's share-based payment awards for the years ended December 31, 2015, 2014 and 2013 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Year Ended December 31,
Employee stock options:	2015	2014	2013
Risk-free interest rate	0.6% - 1.7%	1.3% - 1.7%	0.5% - 1.7%
Volatility	55.7% - 59.3%	53.7% - 57.5%	57.7% - 62.9%
Expected life (years)	3.0 - 5.0	4.0 - 5.0	4.0 - 5.0
Dividend yield	0%	0%	0%

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

Common Stock Options and Restricted Stock

        A summary of option activity under the Plans is presented below (in thousands, except exercise price):

		Options outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2012	1,265	6,872	$4.05
Additional shares authorized under the Amended 2010 Plan	500	—	—
Restricted stock units granted	(35)	—	—
Options granted	(1,543)	1,543	$4.27
Options cancelled	1,123	(1,123)	$6.00
Options exercised	—	(565)	$3.05
Options expired	(888)	—	$6.49

Balance at December 31, 2013	422	6,727	$3.86
Additional shares authorized under the Amended 2010 Plan	2,000	—	—
Restricted stock units granted	(508)	—	—
Restricted stock units cancelled	5	—	—
Options granted	(174)	174	$3.53
Options cancelled	496	(496)	$4.31
Options exercised	—	(411)	$3.06
Options expired	(481)	—	$4.32

Balance at December 31, 2014	1,760	5,994	$3.87
Additional shares authorized under the Amended 2010 Plan	500	—	—
Restricted stock units cancelled	22	—	—
Options granted	(1,538)	1,538	$2.02
Options cancelled	701	(701)	$3.52
Options exercised	—	(82)	$1.64
Options expired	(386)	—	$3.20

Balance at December 31, 2015	1,059	6,749	$3.51

        A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2012	3,358	$4.29
Granted	347	$3.94
Cancelled	(7)	$3.45
Exercised	(520)	$3.28

Balance at December 31, 2013	3,178	$4.42
Granted	418	$3.68
Exercised	(73)	$2.59
Expired	(1,290)	$5.57

Balance at December 31, 2014	2,233	$3.68
Cancelled	(59)	$3.62
Exercised	(518)	$1.55
Expired	(16)	$1.55

Balance at December 31, 2015	1,640	$4.37

        A summary of restricted stock unit activity under the Plans is presented below (in thousands, except fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2012	—	—
Granted	35	$4.46
Vested	(8)	$4.46

Non-vested shares at December 31, 2013	27	$4.46
Granted	508	$4.61
Vested	(136)	$4.60
Cancelled	(5)	$4.62

Non-vested shares at December 31, 2014	394	$4.61
Vested	(131)	$4.60
Cancelled	(22)	$4.62

Non-vested shares at December 31, 2015	241	$4.61

        The total intrinsic value of the restricted stock units outstanding as of December 31, 2015 was $0.3 million.

        The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2015 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.68 - $2.05	1,607	8.47	$2.01	380	$2.04
$2.06 - $3.23	1,841	2.80	$3.09	1,578	$3.08
$3.24 - $3.85	1,411	2.40	$3.67	1,276	$3.68
$3.86 - $4.46	2,063	3.71	$4.27	1,640	$4.26
$4.47 - $6.06	1,427	1.94	$5.42	1,317	$5.46
$6.07 - $6.11	40	1.32	$6.11	40	$6.11

$1.68 - $6.11	8,389	3.91	$3.68	6,232	$3.97	$—

Vested and expected to vest	8,214	3.81	$3.71			$—

Exercisable	6,232	2.87	$3.97			$—

        The aggregate intrinsic value of employee stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.3 million, $0.8 million and $1.4 million, respectively.

Note 7: Stockholders' Equity

        In the second quarter of 2013, the Company completed a public offering and issued approximately 7.5 million shares of its common stock for approximately $27.7 million in net proceeds. The Company's chief executive officer purchased 250,000 shares at the public offering price.

        In March 2015, the Company completed a public offering and issued approximately 14,375,000 shares of its common stock for approximately $21.4 million in net proceeds. Two of the Company's executive officers between them purchased a total of 406,250 shares at the public offering price.

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

        "Grandfathered stock" refers to stock held by Carl E. Berg and his affiliates. The beneficial ownership threshold for a holder of grandfathered stock is 20%, rather than 15%. Under the rights agreement, certain shares beneficially owned by the firm of Ingalls & Snyder, or I&S, and its managed account beneficial owners collectively will not count toward the 15% beneficial ownership threshold that would trigger the rights as long as none of such shares are held for the purpose of acquiring control or effecting change or influence in control of the Company. Further, this exclusion applies only to shares of common stock for which I&S possesses only shared dispositive power and non-discretionary voting power. The rights agreement could delay, deter or prevent an investor from acquiring the Company in a transaction that could otherwise result in its stockholders receiving a premium over the market price for their shares of common stock.

Note 8: Retirement Savings Plan

        Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. No matching contributions were made by the Company in the years ended December 31, 2015, 2014 and 2013.

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

        The Company recognized revenue from licensing of its technologies and shipment of ICs to customers in North America, Asia and Europe as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
North America	$2,222	$1,485	$1,318
Taiwan	1,396	1,894	1,831
Japan	667	1,961	1,207
Rest of world	105	40	42

Total net revenue	$4,390	$5,380	$4,398

        Customers who accounted for at least 10% of total net revenues were:

	Years Ended December 31,
	2015	2014	2013
Customer A	34%	*	*
Customer B	31%	34%	41%
Customer C	12%	31%	*
Customer D	*	11%	13%

*
Represents percentage less than 10%.

        Three customers accounted for 94% of net accounts receivable at December 31, 2015. Three customers accounted for 97% of net accounts receivable at December 31, 2014.

        Net long-lived assets (property and equipment), classified by major geographic areas, was (in thousands):

	December 31,
	2015	2014
	(in thousands)
U.S.	$1,578	$766
Non-U.S.	52	88

Total	$1,630	$854

Note 10: Commitments and Contingencies

Leases and Purchase Commitments

        The Company leases its facilities under non-cancelable operating leases that expire at various dates through 2020. Rent expense was approximately $798,000, $802,000 and $822,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

        Future minimum lease payments under non-cancelable operating leases and purchase commitments are (in thousands):

Year ended December 31,	Operating leases	Purchase commitments	Total
2016	$796	$1,305	$2,101
2017	754	408	1,162
2018	734	378	1,112
2019	756	—	756
2020	513	—	513

Total minimum payments	$3,553	$2,091	$5,644

        Purchase commitments include software licenses related to computer-aided design software payable through 2018, wafer and board components purchase obligations.

Indemnification

        In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company's consolidated financial statements for the years ended December 31, 2015, 2014 or 2013 related to these indemnifications.

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

Note 11: Related Party Transactions

        In February 2012, the Company entered into a strategic development and marketing agreement with Credo Semiconductor (Hong Kong) Ltd. (Credo), a privately-funded, fabless semiconductor company, to develop, market and sell integrated circuits. Two of the Company's executive officers between them loaned a total of $250,000 to Credo for a portion of the seed funding needed by Credo to commence its integrated circuit design efforts. These loans were repaid by Credo in August 2015. The strategic development and marketing agreement, as amended, calls for the Company to make payments to Credo upon Credo achieving certain development and verification milestones towards the development of IC products and provides the Company with exclusive sales and marketing rights for such IC products. As of December 31, 2015, the Company has paid Credo $4.8 million for achievement of development milestones, as well as for mask costs and wafer purchases from third-party vendors. All amounts incurred have been recorded as research and development expenses. Currently, under the strategic development and marketing agreement, the Company is entitled to a remaining reimbursement amount of $3.6 million of development costs based on payments made to Credo to date. This amount is subject to increase as additional payments are made to Credo. The reimbursement will be funded by the gross profits earned by the Company from the sale of the products, with the initial gross profits being primarily applied to reimbursing the Company for these development payments and a portion paid to Credo. Once the full amount has been reimbursed, the gross profits will be shared equally by the Company and Credo.

Note 12: Subsequent Events

Reduction in Force

        On January 28, 2016, the Company committed to effect a reduction in the Company's workforce and associated operating expenses, net loss and cash burn and to realign resources, as the Company has substantially concluded development of new products, including its third generation Bandwidth Engine IC product family, and expects to bring these products to market in 2016. The Company reduced United States headcount by approximately 16% and will cease operations at its subsidiary in Hyderabad, India, which has 18 employees. The Company anticipates that it will fully implement the planned reductions by the end of the second quarter of 2016. As a result of these reductions, the Company expects to incur total termination charges of up to $0.8 million, including $0.6 million of charges for severance benefits and other one-time termination costs. The remaining charges represent lease obligations, asset impairments and other expenses related to the Company's Indian subsidiary. The Company expects that substantially all of these charges will be recognized in the quarter ending March 31, 2016, and will result in cash expenditures of up to $1.0 million, which are expected to be paid during the first and second quarters of 2016. The Company expects to realize approximately $3.2 million of savings on an annual basis from the reductions.

Convertible Notes

        On March 14, 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement (the "Purchase Agreement") with the purchasers of $8,000,000 principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the "Notes"), at par, in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. The conversion price of the Notes is $0.90 per share and is subject to adjustment upon certain events as set forth in the Purchase Agreement. Pursuant to a security agreement entered into by the Company, the Notes are secured by a security interest in all of the assets of the Company.

        The Notes bear interest at the annual rate of 10%. Accrued interest is payable semi-annually in cash or in kind through the issuance of identical new Notes, or with a combination of the two, at the Company's option. The Notes are noncallable and nonredeemable by the Company. The Notes are redeemable at the election of the holders if the Company experiences a fundamental change (as defined in the Notes), which generally would occur in the event (i) any person acquires beneficial ownership of shares of common stock of the Company entitling such person to exercise at least 40% of the total voting power of all of the shares of capital stock of the Company entitled to vote generally in elections of directors, (ii) an acquisition of the Company by another person through a merger or consolidation, or the sale, transfer or lease of all or substantially all of the Company's assets, or (iii) the Company's current directors cease to constitute a majority of the board of directors of the Company within a 12-month period, disregarding for this purpose any director who voluntarily resigns as a director or dies while serving as a director. The redemption price is 120% of the principal amount of the Note to be repurchased plus accrued and unpaid interest as of the redemption date.

INDEX OF EXHIBITS

3.1(1)	Restated Certificate of Incorporation of the Registrant
3.2(2)	Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen common stock certificate
4.4(4)	Rights Agreement, dated November 10, 2010, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.1(4)	Form of Right Certificate
4.4.2(4)	Summary of Rights to Purchase Preferred Shares
4.4.3(5)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.4(6)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
10.1(3)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers
10.2	Reserved
10.3(7)*	2000 Stock Option Plan and form of Option Agreement thereunder
10.3.1(8)*	Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.4(9)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.5(10)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(11)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.7	Reserved
10.8(12)*	Employment offer letter agreement between Registrant and James Sullivan dated December 21, 2007
10.9(13)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.10(14)*	Amended and Restated 2010 Equity Incentive Plan
10.11(15)*	Form of Option Agreement for Stock Option Grant pursuant to 2010 Equity Incentive Plan
10.12(16)*	2010 Employee Stock Purchase Plan
10.13	Reserved
10.14(17)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.15(18)	Lease Agreement between Registrant and M West Propco XII, LLC. dated July 19, 2010
10.16(19)*	Employment offer letter agreement between Registrant and Thomas Riordan dated May 6, 2011
10.17(19)*	New Employee Inducement Grant Stock Option Agreement between Registrant and Thomas Riordan dated May 10, 2011
10.18	Reserved
10.19(20)*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)
10.20(21)*	Stock Option Agreement between Registrant and Leonard Perham dated as of November 1, 2011
10.21(22)*	Stock Option Agreement between Registrant and Thomas Riordan dated as of December 21, 2011
10.22(23)	Form of Indemnification Agreement used from June 5, 2012
10.23	Reserved
10.24(24)*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2010 Equity Incentive Plan

10.25(25)*	Employment offer letter agreement between Registrant and John Monson dated February 21, 2012
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to Exhibit 3.6 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).

(2)
Incorporated by reference to Exhibit 3.4 to Form 8-K filed by the Company on October 29, 2008 (Commission File No. 000-32929).

(3)
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(4)
Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).

(5)
Incorporated by reference to Exhibit 4.2.3 to the Current Report on Form 8-K, filed on July 27, 2011 (Commission File No. 000-32929).

(6)
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

(15)
Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).

(16)
Incorporated by reference to Appendix B to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).

(17)
Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 5, 2009 (Commission File No. 333-159753).

(18)
Incorporated by reference to Exhibit 10.35 to Form 8-K filed by the Company on July 22, 2010 (Commission File No. 000-32929).

(19)
Incorporated by reference to the same-numbered exhibit to Form 10-Q filed by the Company on August 8, 2011 (Commission File No. 000-32929).

(20)
Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).

(21)
Incorporated by reference to Exhibit 10.20 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(22)
Incorporated by reference to Exhibit 10.21 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).

(23)
Incorporated by reference to Exhibit 10.22 to Form 10-Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).

(24)
Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).

(25)
Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).

*
Management contract, compensatory plan or arrangement.