Form 10-K/A
period 2015-12-31
MoSys, Inc.
filed 2016-04-29
CIK 890394

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2015 was $120,238,800 based upon the last sale price reported for such date on the Global Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of April 18, 2016, 65,984,061 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note:

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends and supplements the Annual Report on Form 10-K of MoSys, Inc. (“MoSys,” the “Company,” “we” or “us”) for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission on March 15, 2016 (the “Original Report”).  We are amending and restating Part III of the Original Report in its entirety to provide the information required by Items 10, 11, 12, 13 and 14 rather than incorporating such information by reference to our proxy statement for our 2016 annual stockholders meeting. This Amendment does not otherwise modify or update disclosures in the Original Report, or change our previously reported financial statements and other financial disclosures.  Except as otherwise expressly stated for the items amended in this Amendment, this Amendment speaks as of the date of the Original Report, and we have not updated the disclosure contained herein to reflect events that have occurred since the Original Report.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of our directors and certain information about each of them are set forth below.

Name	Age	Position(s) with the Company
Leonard Perham	72	Chief Executive Officer, President and Director
Tommy Eng(1)(3)	58	Director
Chi-Ping Hsu(2)(3)	61	Director
Stephen L. Domenik(1)(2)	64	Director
Victor K. Lee(1)	59	Director

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

Len Perham.  Mr. Perham was appointed to be our chief executive officer and president and a member of our board of directors in November 2007. Mr. Perham was one of the original investors in MoSys and initially served on our board of directors from 1991 to 1997. In 2000, Mr. Perham retired from Integrated Device Technology, Inc., where he served as chief executive officer from 1991 to 2000 and as president and a board member from 1986. From March 2000 to February 2012, Mr. Perham served as a member of the board of directors of NetLogic Microsystems, Inc., a fabless semiconductor company, including as chairman for a portion of that time. Mr. Perham also has been a private investor holding officer and director positions with various private companies. Mr. Perham holds a B.S. in electrical engineering from Northeastern University. We believe that Mr. Perham’s qualifications to serve as a director include his tenure as our chief executive officer and as a member of the board of directors, during which time he has gained a unique and extensive understanding of our company, our business and our long term strategy, as well as his experience in the semiconductor industry generally.

Tommy Eng.  Mr. Eng was appointed to our board of directors in August 2004. Mr. Eng is a founding partner of EXA Ventures, a venture capital investment firm specializing in IT, semiconductor, communication, multimedia technology/services/content, software, and the incubation of early stage technology companies. Mr. Eng has been an investor holding officer and director positions with various private companies. Prior to founding EXA Ventures, Mr. Eng was an entrepreneur and executive in the semiconductor, software and communication industries. Mr. Eng held various executive and engineering positions at Tera Systems, Mentor Graphics, Silicon Compiler Systems, and Bell Labs. Mr. Eng holds a B.S. in electrical engineering from Polytechnic University in New York and a M.S. in electrical engineering from the University of California at Berkeley. We believe that Mr. Eng’s qualifications to serve on the board of directors include his extensive business experience, including senior management positions at several different companies in the semiconductor industry. He brings strategic and technical insight to the board of directors.

Chi-Ping Hsu.  Dr. Hsu was appointed to our board of directors in August 2004. Since April 2003, Dr. Hsu has held executive positions at Cadence Design Systems, an electronic design automation software and engineering services company, most recently as senior vice president, chief strategy officer of EDA. From November 2001 to April 2003, Dr. Hsu was president and chief operating officer of Get2Chip, a supplier of high-performance system-on-chip synthesis, which was acquired by Cadence. A graduate of the Taiwan National University with a B.S. in electrical engineering, Dr. Hsu also holds a Ph.D. in electrical engineering and computer science from the University of California at Berkeley. We believe that Dr. Hsu’s qualifications to serve on the board of directors include his extensive business experience having held senior management positions at several different companies in the semiconductor and electronic design automation software industries. He brings strategic and operational insight to the board of directors.

Stephen L. Domenik.  Mr. Domenik was appointed to our board of directors in June 2012. Since 1995, Mr. Domenik has been a general partner with Sevin Rosen Funds, a venture capital firm. Since August 2010, Mr. Domenik has served on the board of directors of Pixelworks, Inc., and, since February 2016, has served as its Interim Chief Executive Officer. Mr. Domenik served on the board of directors of Meru Networks, Inc., from January 2014, and as its chairman from January 2015, until it was acquired in July 2015. Since December 2013, Mr. Domenik has served on the board of directors of Emcore Corporation. He also served on the board of PLX Technology, Inc. prior to its acquisition by Avago and on the board of directors of NetLogic Microsystems, Inc. from January 2001 until it was acquired by Broadcom Corporation in February 2012. Mr. Domenik holds a B.S. in Physics and a M.S.E.E. from the University of California at Berkeley. We believe that Mr. Domenik’s qualifications to serve on the board of directors include his extensive business experience, having held senior management positions at several companies in the semiconductor and software industries and having served on the boards of directors of multiple public semiconductor companies. In addition, he has considerable relevant experience in corporate investments and the strategic development of high-technology companies.

Victor K. Lee.  Mr. Lee was appointed to our board of directors in June 2012. Mr. Lee is currently a consultant in the semiconductor industry. Since September 2006, Mr. Lee has served on the board of directors of Monolithic Power Systems, Inc., and is the current chairman of the audit committee. Mr. Lee served as chief financial officer of Ambarella, Inc., a fabless semiconductor company from August 2007 to March 2011. From December 2002 through June 2007, Mr. Lee served as chief financial officer and secretary of Leadis Technology, Inc., a fabless semiconductor company. Prior to 2002, Mr. Lee held various financial positions at SINA Corporation, VLSI Technology, Inc. and Advanced Micro Devices, Inc. Mr. Lee holds a B.S. in Industrial Engineering and Operations Research and a M.B.A. from the University of California at Berkeley. We believe that Mr. Lee’s qualifications to serve on the board of directors include his extensive business experience, having held senior financial management positions at several companies in the semiconductor industry and having served on the board of directors of a public semiconductor company. Mr. Lee is also capable of providing our board of directors with valuable insight into financial management and disclosure issues relevant to our business.

The names of our executive officers and certain information about them are set forth above or below, as the case may be:

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

Thomas Riordan.  Mr. Riordan became our Chief Operating Officer and Executive Vice President in May 2011. Prior to joining the Company, Mr. Riordan was President and Chief Executive Officer of Exclara, Inc., a fabless semiconductor supplier of ICs for solid-state lighting from 2006 until 2010. From 2000 to 2004, Mr. Riordan served as Vice President of PMC-Sierra’s microprocessor division. Mr. Riordan joined PMC-Sierra in August 2000 when it purchased Quantum Effects Devices, which he had co founded and served as President and Chief Executive Officer. Mr. Riordan serves on the board of directors of Mellanox Technologies. Mr. Riordan holds Bachelor of Science and Master of Science degrees in Electrical Engineering as well as a Bachelor of Arts degree in Government from the University of Central Florida and has done post-graduate work in Electrical Engineering at Stanford University.

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

Messrs. Lee, Eng and Domenik are the members of the Audit Committee. All are independent as determined in accordance with Rule 5605(a)(2) of the NASDAQ listing rules and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Mr. Lee serves as chairman and has been designated by the board of directors as the “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act. That status does not impose on him duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on him as a member of the Audit Committee and the board of directors, however. The Audit Committee has delegated authority to Mr. Lee for review and approval of non-audit services proposed to be provided by our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 received during 2015 (and any written representations to us by such persons), we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2015, except that:

•                  Mr. Eng failed to timely file Form 4s to report three sales of common stock in June 2015; and

•                  Messrs. Perham, Riordan, Sullivan and Monson each failed to timely file a Form 4 to report a stock option granted to him in March 2015.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the board of directors has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy. The board of directors has delegated to the Compensation Committee the responsibility for determining our compensation policies and procedures for senior management, including the named executive officers, periodically reviewing these policies and procedures, and making recommendations concerning executive compensation to be considered by the full board of directors, when such approval is required under any of our plans or policies or by applicable laws. The Compensation Committee also has the principal responsibility for the administration of our stock plans, including the approval of equity awards to the named executive officers.

The compensation received by our named executive officers in fiscal year 2015 is set forth in the Summary Compensation Table, below. For 2015, the named executive officers included Leonard Perham, President and Chief Executive Officer, James Sullivan, Vice President of Finance and Chief Financial Officer, Thomas Riordan, Chief Operating Officer, and John Monson, Vice President of Marketing and Sales.

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

Role of Executive Officers in Compensation Decisions

The chief executive officer (“CEO”) makes recommendations based on guidelines for equity and non-equity compensation for executives that have been approved by the Compensation Committee. The Compensation Committee reviews these guidelines annually. The CEO annually reviews the performance of our executives (other than himself) and presents his recommendations for proposed salary adjustments, bonuses and equity awards to the Compensation Committee once a year. In its discretion, the Compensation Committee may accept, modify or reject the CEO’s recommendations. The Compensation Committee evaluates the compensation of the CEO on its own without the participation or involvement of the CEO.  Only the Compensation Committee and the board of directors are authorized to approve the compensation for any named executive officer. Compensation of new executives is based on hiring negotiations between the individuals and our CEO and/or Compensation Committee.

Elements of Compensation

Consistent with our compensation philosophy and objectives, we offer executive compensation packages consisting of the following three components:

•                  base salary;

•                  annual incentive compensation; and

•                  equity awards.

In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk takingOur widespread use of long-term compensation consisting of stock options and restricted stock units (“RSUs”) focuses recipients on the achievement of our longer-term goals and conserves cash for other operating expenses. For example, the options granted to our executives in 2015 vest in increments over four years and will fully vest in 2019, and the stock options and RSUs granted to our non-executive employees vest in increments over three to four years from the date of grant. The Compensation Committee does not believe that these awards encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the use of multi-year vesting schedules helps to align our employees’ interests even more closely with those of our long-term investors.

Base Salary

Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. The Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2015.  In March 2015, upon the recommendation of Mr. Perham, the Compensation Committee awarded increases in annual base salaries, retroactive to January 1, 2015, to two of the named executive officers: Mr. Sullivan—a 12.1% increase to $234,990; and Mr. Monson—a 5% increase to $225,750. Mr. Sullivan had not received any salary increase since 2011, and Mr. Monson had not received any salary increase since joining us in 2012. The Compensation Committee determined that these increases were warranted based on the executives’ performance, increases in the cost of living, and the lack of any salary increases for multiple years.

Annual Incentive Compensation

The Compensation Committee did not adopt an executive bonus plan for 2015 because the Compensation Committee believed that such a plan should be based on pre-tax profit and none was projected. On April 26, 2016, the Compensation Committee implemented a bonus plan for Messrs. Sullivan and Monson providing for bonuses of 26% and 5%, respectively, of the executive’s base salary. The Compensation Committee determined that these bonuses were warranted based on the executives’ performance and increases in the cost of living, as the executives would not receive any salary increases in 2016.During 2015, Mr. Monson was eligible for payments totaling $60,000 under a sales incentive plan because of his responsibility for managing our sales efforts. Under this incentive plan, Mr. Monson was awarded additional compensation of  $51,000 for his work in  2015. On April 26, 2016, the Compensation Committee authorized a new sales incentive plan for 2016 for Mr. Monson under which he will be eligible for payments totaling $60,000.

Equity Awards

Although we do not have a mandated policy regarding the ownership of shares of common stock by officers and directors, we believe that granting equity awards to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. Our Equity Plan enables us to grant equity awards, as well as other types of stock-based compensation, to our executive officers and other employees. The Compensation Committee reviews and approves all equity awards granted under the Equity Plan to the named executive officers. We grant equity awards to achieve retention and motivation:

•                  upon the hiring of key executives and other personnel;

•                  annually, when we review progress against corporate and personal goals; and

•                  when we believe that competitive forces or economic conditions threaten to cause our key executives to lose their motivation and/or where retention of these key executives is in jeopardy.

With the Compensation Committee’s approval, we grant options to purchase shares of common stock when we initially hire executives and other employees, as a long-term performance incentive. The Compensation Committee has determined the size of the initial option grants to newly hired executives with reference to option grants held by existing executives, the percentage that such grant represents of our total shares outstanding and hiring negotiations with the individual. In addition, the Committee would consider other relevant information regarding the size and type of compensation package considered necessary to enable us to recruit, retain and motivate the executive.

Typically, when we hire an executive, the options vest with respect to one-fourth of the total number of shares subject to the grant on the first anniversary of the grant date and with respect to 1/48th of the shares monthly thereafter. The options granted to executives in connection with annual performance reviews typically vest over a four-year period at the rate of 1/48th of the shares monthly, and RSUs granted typically vest annually over a period of from three-to-five years, as the Compensation Committee may decide. As matters of policy and practice we grant stock options with an exercise price equal to fair market value, although the Equity Plan allows us to use a different exercise price. In determining fair market value, we use the closing price of the common stock on the Nasdaq Global Select Market, or Nasdaq GM, on the grant date.

Historically, no employee has been eligible for an annual performance grant until the employee has been employed for at least six months. Annual performance reviews are generally conducted in the first quarter of each fiscal year. Our CEO conducts the performance review of all other executives, and makes his recommendations to the Compensation Committee. The Compensation Committee also reviews the CEO’s annual performance and determines whether he should receive additional equity awards. Aside from equity award grants in connection with annual performance reviews, we do not have a policy of granting additional awards to executives during the year. The board of directors and Compensation Committee have not adopted a policy with respect to setting the dates of award grants relative to the timing of the release of material non-public information. Our policy with respect to prohibiting insider trading restricts sales of shares during specified black-out periods, including at all times that our insiders are considered to possess material non-public information.

In determining the size of equity awards in connection with the annual performance reviews of our executives, the Compensation Committee takes into account the executive’s current position with and responsibilities to us, and current and past equity awards to the executive. In March 2015, the Compensation Committee approved a stock option grant for 250,000 shares to Mr. Perham, as a result of the review by our board of directors of Mr. Perham’s annual performance and its annual review of compensation of our other executives.  The amount of the grant was determined by considering Mr. Perham’s previous option grants and current options outstanding, as well as the size of grants made to other executives.  The grant to Mr. Perham was larger than any grant to other executives because of his responsibilities as CEO, in recognition of stock option grants to Mr. Perham for 1,250,000 shares that had expired in November 2014, and that Mr. Perham had not received any awards of stock-based compensation since 2013. In addition, the Compensation Committee observed that Mr. Perham had not been paid a bonus for any year of service to us, and he voluntarily reduced his salary in 2011 without receiving any salary increases since then. Mr. Perham’s base salary is significantly below the base salaries of chief executive officers of comparable companies in our industry and options are the primary component of Mr. Perham’s compensation package.  In March 2015, in connection with Mr. Perham’s review of the executives’ annual performance, upon the recommendation of Mr. Perham, the Compensation Committee approved stock option grants of 60,000 shares to each of Mr. Sullivan and Mr. Monson and 100,000 shares to Mr. Riordan. The grants to these other executives were consistent with our practice of awarding annual refresh equity awards to our executives after considering of each executive’s outstanding awards and the percentage that total equity awards held by each executive represent as a percentage of our total shares outsanding. The Compensation Committee also wants to ensure that the executives have adequate equity awards with future vesting requirements sufficient to retain and motivate the executives.

While only the board of directors or the Compensation Committee may approve options or other equity-based compensation to our executives, the board of directors has authorized the CEO to approve option grants to employees at the senior director level and below for the purchase of not more than 100,000 shares by any employee during any calendar year.  All such grants must be consistent with equity incentive guidelines approved by the Compensation Committee. The exercise price for such grants must be equal to the closing price of a share of the common stock on the Nasdaq GM on the date of grant.

Going forward, we intend to continue to evaluate and consider equity grants to our executives on an annual basis. We expect to consider potential equity awards for executives at the same time as we annually review our employees’ performance and determine whether to award grants for all employees.

Accounting and Tax Considerations

Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction to publicly-held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. We endeavor to award compensation that will be deductible for income tax purposes, though other factors will also be considered. Our Compensation Committee may authorize compensation payments that do not comply with the exemptions to Section 162(m) when we believe that such payments are appropriate to attract and retain executive talent.

Say-on-Pay

In 2014, we gave our stockholders an opportunity to provide feedback on our executive compensation through an advisory vote at our annual stockholder meeting. Stockholders were asked to approve, on an advisory basis, the compensation paid to our named executive officers. A majority of stockholders indicated approval of the compensation of the named executive officers, with approximately 95% of the shares that voted on such matter voting in favor of the proposal.

In light of the results of the advisory vote, the Compensation Committee has continued to apply principles that were substantially similar to those applied historically in determining compensation policies and decisions and did not make any significant changes to executive compensation decisions and policies with respect to 2015 executive compensation. The Compensation Committee will consider the results of the current advisory vote in its compensation policies and decisions.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this proxy statement and in our Annual Report on Form 10-K for the year ended December 31, 2015. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Proxy Statement and in our Annual Report on Form 10-K for the year ended December 31, 2015.

The Compensation Committee of the Board of Directors:

Stephen L. Domenik (Chairman) Chi-Ping Hsu

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal years 2015, 2014 and 2013 for each of our named executive officers.

Name and principal position	Year	Salary ($)	Stock Option Awards ($)(1)	Restricted Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Leonard Perham	2015	150,000	164,400	—	—	314,400
Chief Executive Officer & President	2014	150,000	—	—	—	150,000
	2013	150,000	236,700	—	—	386,700
James Sullivan	2015	234,990	59,748	—	—	294,738
Chief Financial Officer &	2014	209,625	—	138,600	—	348,225
Vice President of Finance	2013	209,625	85,804	44,600	—	340,029
Thomas Riordan	2015	160,000	99,580	—	—	259,580
Chief Operating Officer &	2014	160,000	—	—	—	160,000
Executive Vice President	2013	160,000	—	—	—	160,000
John Monson(2)	2015	225,750	59,748	—	51,000	336,498
Vice President of Marketing & Sales	2014	215,000	—	92,400	37,500	344,900
	2013	215,000	118,113	—	37,500	370,613

(1)                                 Award amounts reflect the aggregate grant date fair value with respect to awards granted during the years indicated, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option and stock awards are set forth in the notes to the audited consolidated financial statements included in our 2015 Annual Report on Form 10-K filed with the SEC on March 15, 2016. These amounts do not reflect actual compensation earned or to be earned by our named executive officers.

(2)                                 Mr. Monson became our vice president of marketing in February 2012. In early 2014, he assumed, on a permanent basis, additional responsibilities for our sales and business development activities and became our vice president of marketing and sales. Mr. Monson earned the amounts listed for him in the non-equity incentive plan compensation column for performance pursuant to a sales incentive plan.

GRANTS OF PLAN-BASED AWARDS

The following table provides information on plan-based awards granted in 2015 to each of the named executive officers.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Len Perham	3/30/15	250,000	$2.05	$164,400
James Sullivan	3/30/15	60,00	$2.05	$59,748
Tom Riordan	3/30/15	100,000	$2.05	$99,580
John Monson	3/30/15	60,000	$2.05	$59,748

(1)                                 Each option was granted at an exercise price equal to the fair market value of our common stock on the grant date which was equal to the closing price of our common stock on the Nasdaq GM on the date of grant.

(2)                                 Amount shown reflects the aggregate grant date fair value for financial statement reporting purposes, as determined pursuant to FASB ASC Topic 718, which utilizes certain assumptions as outlined in the notes to the audited consolidated financial statements included in our 2015 Annual Report on Form 10-K filed with the SEC on March 15, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2015.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date(1)	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)
Leonard Perham	200,000	(2)	—	—	3.54	11/1/17	—		—
	87,000	(3)	13,000	—	4.46	6/6/23	—		—
	114,583	(4)	135,417		2.05	3/30/25
James Sullivan	190,000	(5)	—	—	3.73	1/18/18	—		—
	101,500	(6)	—	—	4.70	6/28/16	—		—
	50,000	(7)	—	—	3.54	11/1/17	—		—
	26,250	(8)	10,000	—	4.46	6/6/23	—		—
	—		—	—	—	—	3,334	(9)	3,634	(11)
	—		—	—	—	—	18,000	(10)	19,620	(11)
	13,750	(12)	46,250		2.05	3/30/25
Thomas Riordan	40,000	(13)	—	—	4.70	6/28/16	—		—
	400,000	(14)	—	—	6.06	5/10/17	—		—
	400,000	(15)	—	—	2.99	12/21/17	—		—
	22,917	(12)	77,083		2.05	3/30/25
John Monson	167,708	(16)	7,292	—	3.92	2/23/18	—		—
	21,900	(17)	28,000	—	4.46	6/6/23	—		—
	—		—	—	—	—	12,000	(10)	13,080	(11)
	13,750	(12)	46,250		2.05	3/30/25

(1)                                 The standard option term is generally six to ten years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant of ours.

(2)                                 The stock option was granted on November 1, 2011, and the shares subject to this option vested monthly over 24 months.

(3)                                 The stock option was granted on June 6, 2013, and the shares subject to this option vest monthly such that 17,000, 45,000, 25,000, 9,752 and 3,248 shares vest during each fiscal year ending December 31, 2013, 2014, 2015, 2016, and 2017, respectively, subject to continued employment (or service as a director or consultant).

(4)                                 The stock option was granted on March 30, 2015, and the shares subject to this option vest monthly over 24 months subject to continued employment (or service as a director or consultant).

(5)                                 The stock option was granted on January 18, 2008 pursuant to the terms of an employment offer letter agreement between us and Mr. Sullivan dated as of December 21, 2007. The shares subject to this option vested over 48 months.

(6)                                 The stock option was granted on June 28, 2010, and the shares subject to this option vested monthly over 48 months.

(7)                                 The stock option was granted on November 1, 2011, and the shares subject to this option vested monthly

(8)                                 The stock option was granted on June 6, 2013, and the shares subject to this option vest monthly such that 6,250, 10,000, 10,000, 7,500 and 2,500 shares vest during each fiscal year ending December 31, 2013, 2014, 2015, 2016, and 2017, respectively, subject to continued employment (or service as a director or consultant).

(9)                                 The shares subject to each restricted stock unit grant vest annually over a three-year period commencing on April 1, 2014 subject to continued employment (or service as a director or consultant).

(10)                          The shares subject to each restricted stock unit grant vest annually over a four-year period commencing on February 18, 2014 subject to continued employment (or service as a director or consultant).

(11)                          The amount is calculated using the Company’s closing price of $1.09 per share of common stock on December 31, 2015.

(12)                          The stock option was granted on March 30, 2015, and the shares subject to this option vest monthly over 48 months subject to continued employment (or service as a director or consultant).

(13)                          The stock option was granted on June 28, 2010, as compensation for consulting services. The shares subject to this option vested monthly over 48 months subject to continued service as an employee, director or consultant. Subsequently, in May 2011, Mr. Riordan became an employee and the terms of the option were unchanged.

(14)                          The stock option was granted on May 10, 2011 pursuant to the terms of an employment offer letter agreement between us and Mr. Riordan dated as of May 9, 2011. The shares subject to this option vested over 48 months.

(15)                          The stock option was granted on December 21, 2011, and the shares subject to this option vested over 48 months.

(16)                          The stock option was granted on February 23, 2012 pursuant to the terms of an employment offer letter agreement between us and Mr. Monson dated as of February 16, 2012. The shares subject to this option vest over 48 months, with 25% vesting at the end of the first year of employment and the remaining shares monthly thereafter subject to continued employment (or service as a director or consultant).

(17)                          The stock option was granted on June 6, 2013, and the shares subject to this option vest monthly such that 7,300, 7,300, 7,300, 21,000 and 7,000 shares vest during each fiscal year ending December 31, 2013, 2014, 2015, 2016, and 2017, respectively, subject to continued employment (or service as a director or consultant).

OPTION EXERCISES AND STOCK VESTED

The following table sets forth the number of shares acquired and aggregate dollar amount realized pursuant to the exercise of options and vesting of stock awards by our named executive officers during 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
James Sullivan	—	—	9,333	19,553
John Monson	—	—	4,000	8,080

(1)                                 The aggregate dollar value realized upon vesting represents the closing price of a share of common stock on the Nasdaq GM at the date of vesting, multiplied by the total number of shares vested.

EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS AND AGREEMENTS

On April 26, 2016, our Compensation Committee adopted our Executive Change-in-Control and Severance Policy (the “Policy”). The benefits provided by the Policy are intended to encourage the continued dedication of our executive officers and to mitigate potential disincentives to the consideration of a transaction that would result in a change in control, particularly where the services of our named executive officers may not be required by a potential acquirer.  The Policy provides for benefits for our named executive officers in the event of a “Change-in-Control,” which is generally defined as:

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

Under the Policy, the following compensation and benefits are to be provided to our chief executive officer upon the occurrence of a Change-in-Control, and in the case of our other named executive officers, upon a Change-in-Control combined with a termination of the named executive officer’s employment without cause, or due to disability or resignation for good reason (as defined in the Policy) in connection with the Change-in-Control or within 24 months after it:

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

•                  reimbursement of the cost of continuation of medical benefits for a period of 12 months; and

•                  acceleration of vesting of then-outstanding stock options and RSUs which are subject solely to time-based vesting.

Under the Policy, “cause” means the executive’s:

•      willful failure to attend to the executive’s duties that is not cured by the executive within 30 days of receiving written notice from the CEO (or, in the case of the CEO, from the board of directors) specifying such failure;

•      material breach of the executive’s then-current employment agreement (if any) that is not cured by the executive within 30 days of receiving written notice from the CEO (or, in the case of the CEO, from the board of directors) specifying such breach;

•      conviction of (or plea of guilty or nolo contendere to) any felony or any misdemeanor involving theft or embezzlement; or

•      misconduct resulting in material harm to our business or reputation, including fraud, embezzlement, misappropriation of funds or a material violation of the executive’s Employment, Confidential Information, Invention Assignment and Arbitration Agreement; and

Under the Policy, “good reason” means the occurrence of any of the following conditions without the executive’s consent, but only if such condition is reported by the executive within 90 days of the executive’s knowledge of such condition and remains uncured 30 days after written notice from the executive to the board of directors of said condition:

•      a material reduction in the executive’s then-current base salary or annual target bonus (expressed as a percentage of Executive’s then-current base salary), except for a reduction proportionate to reductions concurrently imposed on all other members of the Company’s executive management;

•      a material reduction in the executive’s then-current employee benefits package, taken as a whole, except for a reduction proportionate to reductions concurrently imposed on all other members of executive management;

•      a material reduction in the executive’s responsibilities with respect to our  overall operations, such that continuity of responsibilities with respect to business operations existing prior to a corporate transaction will serve as a material reduction in responsibilities if such business operations represent only a subsidiary or business unit of the larger enterprise after the corporate transaction;

•      a material reduction in the responsibilities of the executive’s direct reports, including a requirement for the chief executive officer to report to another officer as opposed to our board of directors or a requirement for any other executive to report to any officer other than our chief executive officer;

•      a material breach by us of any material provision of the executive’s then-current employment agreement (if any);

•      a requirement that the executive relocate to a location more than 35 miles from the executive’s then-current office location, unless such office relocation results in the distance between the new office and Executive’s home being closer or equal to the distance between the prior office and the executive’s home;

•      a failure of a successor or transferee to assume our obligations under this Policy; or

•      a failure to nominate the executive for election as a Board director, if, at the proper time for nomination, the executive is a member of the board of directors

The information below describes the severance benefits payable to our named executive officers under the Policy as if the Policy had been in effect and a Change-in-Control occurred on December 31, 2015, and the employment of each of our named executive officers was terminated without cause, except as set forth below, immediately following the Change-in-Control:

Name	Base Salary($) (1)	Incentive Plan($) (2)	Continuation of Benefits($)(3)	Stock Option Vesting($)(4)	Stock Award Vesting($)(5)	Total($)
Leonard Perham(6)	150,000	—	18,745	—	—	168,745
James Sullivan	234,990	—	18,883	—	19,620	293,113
Thomas Riordan	160,000	—	—	—	—	160,000
John Monson	225,750	42,000	27,010	—	13,080	307,840

(1)                                 Represents cash severance payments based on the executive’s salary at December 31, 2015, in an amount equal to one year of his base salary.

(2)                                 Represents the average of executive’s annual sales incentive payments in the preceding three years.

(3)                                 Represents the aggregate amount of all premiums payable for the continuation of the executive’s health benefits for one year, based on the amounts of such premiums at December 31, 2015.

(4)                                 The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change-in-Control. The intrinsic value per share would be calculated as the excess of the closing price of the common stock on the Nasdaq GM of $1.09 on December 31, 2015 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purposes of these calculations.

(5)                                 The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change-in-Control. The intrinsic value per share is considered as the closing price of the common stock on the Nasdaq GM of $1.09 on December 31, 2015.

(6)                                 The benefits payable to Mr. Perham would be realized immediately upon the Change-in-Control, notwithstanding whether his employment was terminated.

If a Change-in-Control occurred on December 31, 2015, under the Policy the following numbers of option and award shares would have vested immediately as a result of acceleration on December 31, 2015:

Name	Number of Accelerated Option and Award Shares
Leonard Perham	148,417
James Sullivan	77,583
Thomas Riordan	77,083
John Monson	93,542

Employment Agreements

In addition to the agreements containing the Change-in-Control provisions summarized above, we have entered into our standard form of employment, confidential information, invention assignment and arbitration agreement with each of the named executive officers.

We also have entered into agreements to indemnify our current and former directors and certain executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and certain executive officers for many expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provided services at our request.

DIRECTOR COMPENSATION

The following table summarizes the compensation we paid to our non-employee directors in 2015:

Name	Option Awards ($)(1)(2)	Total ($)
Tommy Eng	15,706	15,706
Chi-Ping Hsu	15,706	15,706
Stephen L. Domenik	31,412	31,412
Victor K. Lee	31,412	31,412

(1)                                 Option award amounts reflect the aggregate grant date fair value with respect to stock options granted to the non-employee directors, as determined pursuant to FASB ASC Topic 718. [confirm that this is the amount of expense booked for each grant rather than the fair value of the award at the grant date].The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the audited consolidated financial statements included in our 2015 Annual Report on Form 10-K. These amounts do not reflect actual compensation earned or to be earned by our non-employee directors. Option award amounts consist of: options granted to Mr. Eng and Dr. Hsu on July 16, 2015 to purchase 20,000 shares each and options granted to Mr. Domenik and Mr. Lee on July 16, 2015, to purchase 40,000 shares each.

(2)                                 As of December 31, 2015, our non-employee directors held outstanding options to purchase the following number of shares of our common stock: Tommy Eng, 120,000; Chi-Ping Hsu, 120,000; Stephen L. Domenik, 260,000 and Victor K. Lee, 280,000.

Our Amended and Restated 2010 Equity Incentive Plan (the “Equity Plan”) permits the board of directors to establish by resolution the number of shares, up to a maximum of 40,000 each year for each non-employee director, to be covered by annual option grants or other awards for each year of service on our board. The awards are to be granted at the first regular meeting of the board of directors following the date of each annual meeting of stockholders and vest in full on the first anniversary of the grant date, subject to continuous service during the period. The Equity Plan also provides that each non-employee director shall be granted an award to acquire up to 120,000 shares upon his or her initial appointment or election to our board of directors, vesting over a four-year period at the rate of one fourth of the total number of shares each year, subject to the non-employee director’s continuous service on the board, with the exercise price of the award equal to 100% of the fair market value of a share of common stock on the date that he becomes a director. We did not elect any new directors in 2015. The Equity Plan also provides that each non-employee director shall be granted an award to purchase up to 20,000 shares for his or her role as chairperson of the Compensation and Audit Committees. The Equity Plan also permits a disinterested majority of the board of directors, in its discretion, to authorize additional shares to be awarded or granted under stock options to committee chairs and other non-employee directors for extraordinary service on the board. The board of directors did not exercise this discretion in 2015. The exercise price per share under each option grant is equal to the fair market value of a share of our common stock on the date of grant on the principal trading market for our common stock at the time of grant, which is the NASDAQ Global Select Market, or the Nasdaq GM. In the event of a merger, sale of substantially all of our assets or similar transaction, vesting of all director options would accelerate as to 100% of the unvested shares subject to the award. All awards to directors have a term of not longer than six years.

In 2015, members of our board of directors did not receive any cash compensation for their service as directors. Historically, our basic annual service award to a director has been an option to purchase 20,000 shares of common stock. In 2015, the board of directors once again determined that this was an appropriate grant size. On July 16, 2015, we granted options to purchase 20,000 shares to each of Messrs. Eng, Hsu, Domenik and Lee at an exercise price of $1.70 per share. These options vest in full on the first anniversary of the date of grant. Messrs. Domenik and Lee, as the chairman of the Compensation Committee and the Audit Committees, respectively, each was granted an additional option to purchase 20,000 shares for their service in this capacity.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2016 concerning the ownership of our common stock by:

•                  each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);

•                  each of our directors;

•                  each of the named executive officers; and

•                  all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of March 31, 2016 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 65,975,362 shares of common stock outstanding as of March 31, 2016.

Unless otherwise stated, the business address of each of our directors and named executive officers listed in the table is 3301 Olcott Street, Santa Clara, California 95054.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (Excluding Outstanding Options)(1)		Number of Shares Issuable on Exercise of Outstanding Options or Convertible Securities(2)		Percent of Class
Ingalls & Snyder LLC	9,567,780	(3)	5,555,556	(4)	22.9
1325 Avenue of the Americas
New York, NY 10019
AWM Investment Company, Inc.	5,822,957		—		8.8
527 Madison Avenue
New York, NY 10022(5)

Directors and Officers:
Leonard Perham	1,753,640		457,732		3.4
Tommy Eng	—		100,000		*
Chi-Ping Hsu	—		100,000		*
Stephen L. Domenik	—		190,000		*
Victor K. Lee	—		210,000		*
James Sullivan	42,881		394,208		*
Thomas Riordan	97,750		873,333		1.5
John Monson	20,457		225,650		*
All current directors and executive officers as a group (8 persons)	1,914,728		2,550,863		6.8

*                                         Represents holdings of less than one percent.

(1)                                 Excludes shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of March 31, 2016.

(2)                                 Represents the number of shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of March 31, 2016.

(3)                                 In a Schedule 13G/A filed with the SEC on March 22, 2016, Ingalls & Snyder LLC (“Ingalls”) reported that it had shared dispositive power over all shares, but no voting authority with respect to any such shares.  According to the Schedule 13G/A, these shares include securities owned by clients of Ingalls, a registered broker dealer and a registered investment advisor, in accounts managed under investment advisory contracts.

(4)                                 The beneficial ownership of Ingalls includes shares of common stock issuable upon  conversion of $5,000,000 par amount of our 10% senior secured convertible notes due August 15, 2018, which are held by Ingalls & Snyder Value Partners, an investment partnership managed under an investment advisory contract with Ingalls, and for which Ingalls & Snyder Value Partners would have voting and dispositive power if such shares were converted.  The individual at Ingalls with dispositive power or voting power with respect to the shares included in the table is Thomas O. Boucher, Managing Director.

(5)                                 In a Schedule 13G filed with the SEC on February 11, 2016, AWM Investment Company, Inc., an investment advisor, reported that it had sole dispositive power and voting authority with respect to all shares.  The managers of AWM Investment Company, Inc. with dispositive and voting power with respect to such shares are Austin W. Marxe and David M. Greenhouse.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2015 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))(1)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	6,989,294	(2)	$3.51	3,219,148
Equity compensation plans not approved by security holders	1,639,625	(3)	$4.37	—

(1)                                 Consists of shares of common stock available for future issuance under the Equity Plan and shares of common stock available for future issuance under the Amended and Restated 2010 Employee Stock Purchase Plan. The Equity Plan provides for an annual increase of 500,000 shares on January 1 of each year.

(2)                                 Consists of 240,506 shares granted as restricted stock units and options to purchase 6,748,788 shares.

(3)                                 This amount reflects stock options granted in accordance with Marketplace Rule 5635(c)(4) of the NASDAQ listing rules to new employees as inducements material to their entering into employment with us. Such options have terms ranging from six to ten years. In general, unvested portions of these options are vesting at the rate of 25% of the shares subject to the option after the first anniversary of the grant date, and as to 1/48th of the total number of shares each month thereafter, subject to continued employment (or service as a director or consultant). The exercise price of all of these options was equal to the closing price of a share of common stock on the Nasdaq GM on the grant date.

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

Transactions with Related Persons

As previously reported on Form 8-K filed with the SEC on March 14, 2016, we entered into a 10% Senior Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) with Ingalls with respect to $8,000,000 principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the “Notes”), at par, in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended (the “Offering”). The conversion price of the Notes is $0.90 per share and is subject to adjustment upon certain events, as set forth in the Purchase Agreement. Pursuant to a security agreement entered into by the Company, the Notes are secured by a security interest in all of the assets of the Company.

The Notes bear interest at the annual rate of 10%. Accrued interest is payable semi-annually in cash or in kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option.  The Notes are noncallable and nonredeemable by the Company. The Notes are redeemable at the election of the holders if the Company experiences a fundamental change (as defined in the Notes), which generally would occur in the event (i) any person acquires beneficial ownership of shares of common stock of the Company entitling such person to exercise at least 40% of the total voting power of all of the shares of capital stock of the Company entitled to vote generally in elections of directors, (ii) an acquisition of the Company  by another person through a merger or consolidation, or the sale, transfer or lease of all or substantially all of the Company’s  assets, or (iii) the Company’s current directors cease to constitute a majority of the board of directors of the Company within a 12-month period, disregarding for this purpose any director who voluntarily resigns as a director or dies while serving as a director. The redemption price is 120% of the principal amount of the Note to be repurchased plus accrued and unpaid interest as of the redemption date.

Item 14.  Principal Accountant Fees and Services

The following table shows the fees billed (in thousands of dollars) to us by Burr Pilger Mayer, Inc., or BPM, our independent registered public accounting firm, for the audit and other services provided for fiscal 2015 and 2014.

	2015	2014
Audit Fees(1)	$316	$313
Audit-Related Fees(2)	53	3
Total(3)	$369	$316

(1)                                 Audit fees consisted of fees for professional services rendered for the audit of our annual consolidated financial statements, including the audit of our internal control over financial reporting in compliance with regulatory requirements under the Sarbanes-Oxley Act, review of our quarterly financial statements and services normally provided in connection with statutory and regulatory filings.

(2)                                 Audit-related fees consisted of fees related to the issuance of SEC registration statements and sale of common stock.

(3)                                 BPM did not provide any non-audit or other services other than those reported under “Audit Fees” and “Audit-Related Fees.”

The Audit Committee meets with our independent registered public accounting firm at least four times a year. At such times, the Audit Committee reviews both audit and non-audit services performed by the independent registered public accounting firm, as well as the fees charged for such services. The Audit Committee is responsible for pre-approving all auditing services and non-auditing services (other than non-audit services falling within the de minimis exception set forth in Section 10A(i)(1)(B) of the Exchange Act and non-audit services that independent auditors are prohibited from providing to us) in accordance with the following guidelines: (1) pre-approval policies and procedures must be detailed as to the particular services provided; (2) the Audit Committee must be informed about each service; and (3) the Audit Committee may delegate pre-approval authority to one or more of its members, who shall report to the full committee, but shall not delegate its pre-approval authority to management. The Audit Committee has delegated its authority to the Chairman of the Audit Committee to pre-approve requests for audit and non-audit services. Among other things, the Audit Committee or the chairman of the Audit Committee examines the effect that performance of non-audit services may have upon the independence of the auditors.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2016.

MOSYS, INC.

By:	/s/ LEONARD PERHAM
Leonard Perham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD PERHAM	President, Chief Executive Officer, and Director	April 29, 2016
Leonard Perham	(Principal Executive Officer)

/s/ JAMES W. SULLIVAN	Vice President of Finance and Chief Financial Officer	April 29, 2016
James W. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

*	Director	April 29, 2016
Stephen L. Domenik

*	Director	April 29, 2016
Tommy Eng

*	Director	April 29, 2016
Chi-Ping Hsu

*	Director	April 29, 2016
Victor K. Lee

* /s/ JAMES W. SULLIVAN
James W. Sullivan
Attorney-In-Fact

Exhibit Index

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification