Form 10-Q
period 2016-03-31
MoSys, Inc.
filed 2016-05-10
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 3, 2016, 65,986,561 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

March 31, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$10,503	$5,640
Short-term investments	10,382	14,598
Accounts receivable, net	798	729
Inventories	1,468	1,597
Prepaid expenses and other	903	701
Total current assets	24,054	23,265

Property and equipment, net	1,567	1,630
Goodwill	23,134	23,134
Other assets	746	663
Total assets	$49,501	$48,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$358	$940
Accrued expenses and other	2,225	2,664
Total current liabilities	2,583	3,604

Convertible notes payable	7,879	—
Other long-term liabilities	245	247
Total Liabilities	10,707	3,851

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 65,975 shares and 65,496 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	660	655
Additional paid-in capital	226,971	226,174
Accumulated other comprehensive loss	—	(16)
Accumulated deficit	(188,837)	(181,972)
Total stockholders’ equity	38,794	44,841
Total liabilities and stockholders’ equity	$49,501	$48,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net revenue
Product	$1,120	$180
Royalty and other	331	596
Total net revenue	1,451	776

Cost of net revenue	863	237

Gross profit	588	539

Operating expenses
Research and development	5,232	6,893
Selling, general and administrative	1,516	1,614
Restructuring charges	676	—
Total operating expenses	7,424	8,507

Loss from operations	(6,836)	(7,968)
Interest expense	(33)	—
Other income, net	24	23

Loss before income taxes	(6,845)	(7,945)
Income tax provision	20	20

Net loss	$(6,865)	$(7,965)

Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale securities	16	6
Comprehensive loss	$(6,849)	$(7,959)

Net loss per share
Basic and diluted	$(0.10)	$(0.15)
Shares used in computing net loss per share
Basic and diluted	65,675	54,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,865)	$(7,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291	145
Stock-based compensation	605	1,227
Amortization of intangible assets	28	237
Accrued interest	33	—
Changes in assets and liabilities:
Accounts receivable	(69)	95
Inventories	129	(296)
Prepaid expenses and other assets	(238)	(102)
Accounts payable	(721)	(184)
Accrued expenses and other liabilities	(411)	(166)
Net cash used in operating activities	(7,218)	(7,009)

Cash flows from investing activities:
Purchases of property and equipment	(200)	(121)
Proceeds from sales and maturities of marketable securities	12,429	11,579
Purchases of marketable securities	(8,197)	(22,552)
Net cash provided by (used in) investing activities	4,032	(11,094)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	—	21,479
Proceeds from issuance of common stock	197	534
Proceeds from the issuance of notes payable, net of issuance costs	7,879	—
Payments on capital lease obligations	(27)	—
Net cash provided by financing activities	8,049	22,013

Net increase in cash and cash equivalents	4,863	3,910

Cash and cash equivalents at beginning of period	5,640	3,110
Cash and cash equivalents at end of period	$10,503	$7,020

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectability. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either March 31, 2016 or December 31, 2015.

Inventory

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no inventory reserves during the three months ended March 31, 2016 or 2015.

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

Royalty

The Company’s licensing contracts typically provide for royalties based on the licensee’s use of the Company’s memory technology in their currently shipping commercial products. The Company recognizes royalties in the quarter in which it receives the licensee’s report.

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

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan. As of March 31, 2016 and 2015, stock awards and convertible debt to purchase an aggregate of approximately 17,304,000 and 10,016,000 shares, respectively, were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The Company had no convertible debt as of March 31, 2015.

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the condensed consolidated statements of operations and comprehensive loss.  All amounts recorded in the three months ended March 31, 2016 and 2015 were not considered significant.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method.  Unamortized debt issuances costs are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability and accounted for as debt discounts.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	March 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$10,503	$—	$—	$10,503
Short-term investments:
U.S. government-sponsored enterprise bonds	$3,461	$—	$—	$3,461
Corporate notes	6,921	—	—	6,921
Total short-term investments	$10,382	$—	$—	$10,382

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$5,640	$—	$—	$5,640
Short-term investments:
U.S. government-sponsored enterprise bonds	$6,243	$—	$—	$6,243
Municipal bonds	200	—	—	200
Corporate notes	8,171	—	(16)	8,155
Total short-term investments	$14,614	$—	$(16)	$14,598

As of March 31, 2016, unrealized losses on available for sale securities were not material.  As of December 31, 2015 the estimated fair values of available-for-sale securities with unrealized losses were (in thousands):

	December 31, 2015
	Cost	Unrealized Losses	Fair Value
Short-term investments:
Corporate notes	$8,171	$(16)	$8,155
Total short-term investments	$8,171	$(16)	$8,155

As of December 31, 2015, substantially all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,721	$2,721	$—	$—
U.S. government-sponsored enterprise bonds	4,552	—	4,552	—
Corporate notes	10,571	—	10,571	—
Total assets	$17,844	$2,721	$15,123	$—

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,238	$2,238	$—	$—
U.S. government-sponsored enterprise bonds	7,525	—	7,525	—
Municipal bonds	200	—	200	—
Corporate notes	8,255	—	8,255	—
Certificates of deposit	240	—	240	—
Total assets	$18,458	$2,238	$16,220	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2016 and 2015.

Note 3. Balance Sheet Detail

	March 31, 2016	December 31, 2015
	(in thousands)
Inventories:
Work-in-process	$1,378	$1,478
Finished goods	90	119
	$1,468	$1,597

Identifiable intangible assets relating to a patent license were (dollar amounts in thousands):

	March 31, 2016
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent license	7	$780	$474	$306

	December 31, 2015
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent license	7	$780	$446	$334

The net carrying value of the patent license has been included in the other assets line item in the condensed consolidated balance sheets. Amortization expense has been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense to be recognized in future years is less than $0.1 million for the remainder of 2016 and $0.1 million annually for 2017 and 2018.

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2016 or 2015 related to these indemnifications.

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

The Company recognized revenue from licensing of its technologies and shipment of ICs to customers by geographical location as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
North America	$788	$177
Japan	392	112
Taiwan	247	479
Rest of world	24	8
Total net revenue	$1,451	$776

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended March 31,
	2016	2015
Customer A	46%	*
Customer B	26%	10%
Customer C	15%	60%

*Represents less than 10%

Three customers accounted for 81% of net accounts receivable at March 31, 2016. Three customers accounted for 94% of net accounts receivable at December 31, 2015.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  2005 through 2015 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As of March 31, 2016, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of March 31, 2016 was $1.9 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 1.9 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of March 31, 2016 was $0.4 million related to RSUs and is expected to be recognized as expense over a weighted average period of approximately 1.2 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three months ended March 31, 2016 and 2015, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss positions.

Valuation Assumptions

There were no stock options granted during the three months ended March 31, 2016.  The fair value of the Company’s stock options granted for the three months ended March 31, 2015 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

Three Months Ended March 31,
Employee stock options:	2015
Risk-free interest rate	0.6% - 1.4%
Volatility	55.8% – 57.7%
Expected life (years)	3.0-5.0
Dividend yield	0%

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

Common Stock Options and Restricted Stock

A summary of the option and RSU activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and Amended and Restated 2010 Equity Incentive Plan (Amended 2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2015	1,059	6,749	$3.51
Additional shares authorized under the Amended 2010 Plan	500	—	—
Restricted stock units cancelled	14	—	—
Options cancelled	313	(313)	$3.53
Balance at March 31, 2016	1,886	6,436	$3.51

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

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2015	1,640	$4.37
Cancelled	(139)	$3.87
Balance at March 31, 2016	1,501	$4.42

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2015	241	$4.61
Vested	(107)	$4.62
Cancelled	(14)	$4.62
Non-vested shares at March 31, 2016	120	$4.61

The total intrinsic value of the restricted stock units outstanding as of March 31, 2016 was $0.1 million.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2016 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.68 - $2.05	1,502	8.48	$2.01	478	$2.04	—
$2.06 - $3.23	1,802	2.47	$3.09	1,625	$3.09	—
$3.24 - $3.85	1,342	1.95	$3.67	1,283	$3.68	—
$3.86 - $4.46	1,870	3.64	$4.28	1,639	$4.26	—
$4.47 - $6.06	1,381	1.55	$5.42	1,307	$5.44	—
$6.07 - $6.11	40	1.07	$6.11	40	$6.11	—
$1.68 - $6.11	7,937	3.63	$3.69	6,372	$3.93	$—
Vested and expected to vest	7,822	3.56	$3.70			$—
Exercisable	6,372	2.66	$3.93			$—

There were no employee stock options exercised during the three months ended March 31, 2016.  The intrinsic value of employee stock options exercised during the three months ended March 31, 2015 was approximately $8,000.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (ESPP). A total of 2,000,000 shares of common stock were initially reserved for issuance under the ESPP in 2010. On September 1, 2010, the Company commenced the first offering period under the ESPP. In May 2015, the Company’s stockholders approved an amendment increasing the number of shares reserved for issuance by 2,000,000 shares. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less.

On February 29, 2016, approximately 373,000 shares of common stock were issued at an aggregate purchase price of $197,000 under the ESPP. As of March 31, 2016, there were approximately 1.8 million shares authorized and unissued under the ESPP.

Note 8. Convertible Notes

On March 14, 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) with the purchasers of $8,000,000 principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the “Notes”), at par, in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. The conversion price of the Notes is $0.90 per share and is subject to adjustment upon certain events as set forth in the Purchase Agreement. Pursuant to a security agreement entered into by the Company, the Notes are secured by a security interest in all of the assets of the Company.

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

The conversion price of $0.90 per share of common stock shall be reset, if, prior to the maturity date, the Company sells new shares of capital stock, or other securities convertible into or exercisable for capital stock, in a financing with one or more accredited investors that yields proceeds to the Company (net of transaction fees, expenses and discounts and commission) of at least $1,000,000 at a price lower than the then applicable conversion price in effect immediately before the closing of such financing; provided that in no event shall the applicable conversion price be reset to less than $0.85 per share of common stock.  The Notes also will be subject to anti-dilution adjustments for stock splits, stock dividends, and the like.  As of the date of the Purchase Agreement, the Notes could be converted into a maximum of 9,411,765 shares of common stock, excluding the effects of payments of interest in kind.

No Note holder shall be entitled to convert such holder’s Notes if effective upon the applicable conversion date (i) the holder would have beneficial ownership of more than 9.9% of the voting capital stock of the Company as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, (with exceptions specified in the Purchase Agreement), or (ii) if the shares are being acquired or held with a purpose or effect of changing or influencing control of the Company, or in connection with or as a participant in any transaction having that purpose or effect, as determined in the sole discretion of the board of directors of the Company. There is no required sinking fund for the Notes. The Notes have not been registered for resale, and the holder(s) do not have registration rights.

The Notes restrict the ability of the Company to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in property of the Company securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5,000,000 of indebtedness for a secured accounts receivable line of credit facility provided to the Company by a bank or institutional lender; and, provided further, that in no event may the amount of indebtedness to which the  security interest of the Note holder(s) is subordinated exceed the outstanding balance of accounts receivable less than 90 days’ old for which the Company has not recorded an allowance for doubtful accounts pledged under such credit facility.

The Notes define an event of default generally as any failure by the Company to pay an amount owed under the Notes when due (subject to cure periods), a default with respect to other indebtedness of the Company  resulting  in acceleration of such indebtedness, the commencement of bankruptcy or insolvency proceedings, or the cessation of business.  If an event of default occurs under the Notes, the holder(s) of a majority-in-interest of the outstanding principal amount of the Notes may declare the outstanding principal amount thereof to be immediately due and payable and pursue all available remedies, including taking possession of the assets of the Company and selling them to pay the amount of debt then due, plus expenses, in accordance with applicable laws and procedures.

The Company incurred debt issuance costs of approximately $0.1 million which were recorded as a debt discount and are being amortized to interest expense over the repayment period for the loan using the effective interest rate method.  The interest expense related to the debt discount during the three months ended March 31, 2016 was not material.

Note 9. Restructuring

In the first quarter of 2016, the Company effected a reduction in the Company’s workforce and associated operating expenses, net loss and cash burn and to realign resources, as the Company has substantially concluded development of new products, including its third generation Bandwidth Engine IC product family, and expects to bring these products to market in 2016. The Company reduced United States headcount by 12 positions and has ceased operations at its subsidiary in Hyderabad, India, which had 18 employees. The Company anticipates that it will fully implement the planned reductions by the end of the second quarter of 2016. As a result of these reductions, the Company expects to incur total termination charges of up to $0.7 million, including $0.6 million of charges for severance benefits and other one-time termination costs. The remaining charges represent lease obligations, asset impairments and other expenses related to the Company’s Indian subsidiary. Substantially all of these charges were realized and resulted in cash expenditures of $0.6 million in the first quarter of 2016. The remaining charges are expected to be substantially paid in the second quarter of 2016. Expenses related to the restructure are included in the restructuring charges line on the condensed consolidated statements of operations and comprehensive loss and the remaining liability is included in accrued expenses and other on the condensed consolidated balance sheet consisting of, (in thousands):

	Workforce reduction	Facility related and other termination costs	Total
Balance as of December 31, 2015	$—	$—	$0
Restructuring charge	561	115	676
Non-cash settlements	—	(46)	(46)
Cash payments	(541)	(12)	(553)
Balance as of March 31, 2016	$20	$57	$77

Costs related to workforce reductions primarily represented severance payments and related payroll taxes and benefits. Facility costs and other costs primarily include termination fees related to leases and services. Non-cash settlement costs primarily represent the write-off of fixed assets at our Indian subsidiary.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2016 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below in “Company Overview,” “Liquidity and Capital Resources; Changes in Financial Condition,” “Risk Factors” and elsewhere in this report and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

Our strategy and primary business objective is to become a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and data center markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. We have developed two families of ICs under the Bandwidth Engine® and LineSpeed™ product names. Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface, or SerDes, I/O, with our intelligent access technology and a highly efficient interface protocol. The LineSpeed IC product line, is comprised of non-memory, high-speed SerDes I/O devices with clock data recovery, gearbox and retimer functionality, which convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity.

Certain SerDes products have been developed under a strategic development and marketing agreement with Credo Semiconductor Ltd., or Credo. As of March 31, 2016, the Company had paid Credo $4.8 million cumulatively for achievement of development milestones, as well as for mask costs and wafer purchases from third-party vendors. All amounts incurred have been recorded as research and development expenses. Currently, under the strategic development and marketing agreement, the Company is entitled to a remaining reimbursement amount of $3.5 million of development costs based on payments made to Credo to date. This amount is subject to increase as additional payments are made to Credo. The reimbursement will be funded by the gross profits earned by the Company from the sale of the relevant SerDes products, with the initial gross profits being primarily applied to reimbursing the Company for these development payments and a portion paid to Credo. Once the full amount has been reimbursed, the gross profits from these products will be shared equally by the Company and Credo.

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

In the first quarter of 2016, we effected a reduction in our workforce and associated operating expenses, net loss and cash burn and to realign resources, as we have substantially concluded development of new products, including our third generation Bandwidth Engine IC product family, and expect to bring these products to market in 2016. We reduced United States headcount by 12 positions and ceased operations at our subsidiary in Hyderabad, India, which had 18 employees. We anticipate that we will fully implement the planned reductions by the end of the second quarter of 2016. As a result of these reductions, we expect to incur total termination charges of up to $0.7 million, including $0.6 million of charges for severance benefits and other one-time termination costs. The remaining charges represent lease obligations, asset impairments and other expenses related to our Indian subsidiary. Substantially all of these charges were realized and resulted in cash expenditures of $0.6 million in the first quarter of 2016. The remaining charges are expected to be substantially paid in the second quarter of 2016. We expect to realize approximately $3.3 million of savings on an annualized basis from the restructuring.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue.

	March 31,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Product — three months ended	$1,120	$180	$940	522%
Percentage of total net revenue	77%	23%

Product revenue increased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to higher shipment volumes of our Bandwidth Engine products.

	March 31,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Royalty and other— three months ended	$331	$596	$(265)	(44)%
Percentage of total net revenue	23%	77%

Royalty and other revenue include revenues generated from licensing agreements.  Royalty and other revenue decreased primarily due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	March 31,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Cost of net revenue — three months ended	$863	$237	$626	264%
Percentage of total net revenue	59%	31%

	March 31,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Gross profit — three months ended	$588	$539	$49	9%
Percentage of total net revenue	41%	69%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue increased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to higher IC shipment volumes.

Gross profit increased for the three months ended March 31, 2016, compared with the same period of 2015, primarily due to the increase in gross profit from our product sales due to higher shipment volumes and reduced manufacturing costs, partially offset by the decrease in royalty and other revenue which has no corresponding costs.

Research and Development.

	March 31,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Research and development — three months ended	$5,232	$6,893	$(1,661)	(24)%
Percentage of total net revenue	361%	888%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease for the three months ended March 31, 2016 compared with the same period in 2015 was primarily due to decreases in personnel costs, stock-based compensation charges and intangible asset amortization.

We expect research and development expenses to decrease in 2016 due to reductions in personnel as a result of our restructuring activity in the first quarter of 2016, as well as reduced new product mask tooling costs and computer-aided design software expenses.

Research and development expenses included stock-based compensation expense of $0.4 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Selling, General and Administrative.

	March 31,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
SG&A — three months ended	$1,516	$1,614	$(98)	(6)%
Percentage of total net revenue	104%	208%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three months ended March 31, 2016 compared with the same period in 2015 was primarily due to decreases in personnel costs. We expect SG&A expenses to decrease slightly in 2016 as compared with 2015 due to the effects of our restructuring activity in the first quarter of 2016 combined with decreased legal expenses, partially offset by increased commission expense due to expected increases in product revenue.

Selling, general and administrative expenses included stock-based compensation expense of $0.2 million for each of the three month periods ended March 31, 2016 and 2015.

Restructuring Charges.

	March 31,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Restructuring charges — three months ended	$676	$—	$676	100%
Percentage of total net revenue	47%	—%

In the first quarter of 2016, we recorded $0.7 million in restructuring charges resulting from a reduction in force and the closure of our operations at our Indian subsidiary.  See Note 9 in the Notes to Condensed Consolidated Financial Statements.

Interest expense and other income, net

	March 31,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Interest expense and other income, net — three months ended	$(9)	$23	$(32)	(139)%
Percentage of total net revenue	1%	3%

Interest expense and other income, net primarily consisted of interest expense on our senior secured convertible notes partially offset by interest income on our investments as well as foreign currency transaction activity and other non-operating items.

Income Tax Provision.

	March 31,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Income tax provision — three months ended	$20	$20	$—	—%
Percentage of total net revenue	1%	3%

The provision for the three months ended March 31, 2016 and 2015 was primarily attributable to taxes on earnings of our foreign subsidiaries and branches. We expect our income tax provision to decline in future periods, as we have ceased operations at our Indian subsidiary. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses, which are primarily generated in the United States. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $20.9 million and had total working capital of $21.5 million. Our primary capital requirements are to fund working capital, including development of our IC products and any acquisitions that we make that require cash consideration or expenditures.

Net cash used in operating activities was $7.2 million for the first three months of 2016, which primarily resulted from our net loss of $6.9 million and $1.3 million in net reductions in assets and liabilities, partially offset by non-cash charges, including stock-based compensation expense of $0.6 million and depreciation and amortization expenses of $0.3 million.  The changes in assets and liabilities primarily related to the timing of payments to vendors.

Net cash used in operating activities was $7.0 million for the first three months of 2015, which primarily resulted from a net loss of $8.0 million and $0.7 million in the reduction in assets and liabilities, partially offset by non-cash charges, including stock-based compensation expense of $1.2 million and depreciation and amortization expenses of $0.4 million.  The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers and payments to vendors.

Net cash provided by investing activities was $4.0 million for the first three months of 2016, and included net amounts transferred to cash and cash equivalents from investments of $4.2 million, which did not impact our liquidity, and $0.2 million for purchases of fixed assets.

Net cash used in investing activities was $11.1 million for the first three months of 2015, and included net amounts transferred from cash and cash equivalents to investments of $11.0 million, which did not impact our liquidity, and $0.1 million for purchases of fixed assets.

Our proceeds from financing activities for the first three months of 2016 of $8.1 million consisted primarily of net proceeds received from the issuance of senior secured convertible notes and proceeds from the purchases of common stock under our employee stock purchase plan.

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

If we were to raise additional capital through sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in additional debt financing, we may be further required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

Contractual Obligations

The impact that our contractual obligations as of March 31, 2016 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,359	$791	$2,248	$320	$—
Software licenses	1,356	679	677	—	—
	$4,715	$1,470	$2,925	$320	$—

As of March 31, 2016, our software licenses primarily related to computer-aided design software.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit-quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $19.0 million as of March 31, 2016 and earned an average annual interest rate of approximately 0.4% during the first three months of 2016, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first quarter of 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission on March 15, 2016.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 10, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2016		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 10, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.