Form 10-Q
period 2016-06-30
MoSys, Inc.
filed 2016-08-09
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, 65,986,561 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

June 30, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$10,980	$5,640
Short-term investments	5,543	14,598
Accounts receivable, net	1,062	729
Inventories	1,369	1,597
Prepaid expenses and other	731	701
Total current assets	19,685	23,265

Property and equipment, net	1,704	1,630
Goodwill	23,134	23,134
Other assets	402	663
Total assets	$44,925	$48,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$684	$940
Accrued expenses and other	2,775	2,664
Total current liabilities	3,459	3,604

Convertible notes payable	7,890	—
Other long-term liabilities	243	247
Total liabilities	11,592	3,851

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 65,987 shares and 65,496 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	660	655
Additional paid-in capital	227,514	226,174
Accumulated other comprehensive loss	—	(16)
Accumulated deficit	(194,841)	(181,972)
Total stockholders’ equity	33,333	44,841
Total liabilities and stockholders’ equity	$44,925	$48,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue
Product	$1,287	$543	$2,407	$723
Royalty and other	346	451	677	1,047
Total net revenue	1,633	994	3,084	1,770

Cost of net revenue	963	563	1,826	800

Gross profit	670	431	1,258	970

Operating expenses
Research and development	4,884	5,789	10,116	12,682
Selling, general and administrative	1,577	1,550	3,093	3,164
Restructuring charges	—	—	676	—
Total operating expenses	6,461	7,339	13,885	15,846

Loss from operations	(5,791)	(6,908)	(12,627)	(14,876)
Interest expense	(213)	—	(247)	—
Other income, net	20	29	45	52

Loss before income taxes	(5,984)	(6,879)	(12,829)	(14,824)
Income tax provision	20	27	40	47

Net loss	$(6,004)	$(6,906)	$(12,869)	$(14,871)

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	—	(5)	16	1
Comprehensive loss	$(6,004)	$(6,911)	$(12,853)	$(14,870)

Net loss per share
Basic and diluted	$(0.09)	$(0.11)	$(0.20)	$(0.25)
Shares used in computing net loss per share
Basic and diluted	65,985	64,737	65,830	59,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,869)	$(14,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534	287
Stock-based compensation	1,150	2,044
Amortization of intangible assets	55	265
Amortization of debt issuance costs	13	—
Accrued interest	233	—
Net loss on disposal of assets	4	—
Changes in assets and liabilities:
Accounts receivable	(333)	(243)
Inventories	228	(379)
Prepaid expenses and other assets	281	14
Accounts payable	(361)	(54)
Accrued expenses and other liabilities	(45)	(130)
Net cash used in operating activities	(11,110)	(13,067)

Cash flows from investing activities:
Purchases of property and equipment	(612)	(131)
Proceeds from sales and maturities of marketable securities	29,939	20,741
Purchases of marketable securities	(20,868)	(27,726)
Net cash provided by (used in) investing activities	8,459	(7,116)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	—	21,368
Proceeds from issuance of common stock	195	1,307
Proceeds from the issuance of notes payable, net of issuance costs	7,879	—
Payments on capital lease obligations	(83)	—
Net cash provided by financing activities	7,991	22,675

Net increase in cash and cash equivalents	5,340	2,492

Cash and cash equivalents at beginning of period	5,640	3,110
Cash and cash equivalents at end of period	$10,980	$5,602

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectability. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either June 30, 2016 or December 31, 2015.

Inventory

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no inventory reserves during the three or six months ended June 30, 2016 or 2015.

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

Cost of Net Revenue

Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically include engineering support to assist in the commencement of production of a licensee’s products.

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

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands).

	June 30, 2016	June 30, 2015

Options outstanding to purchase common stock	6,659	8,772
Employee stock purchase plan	355	336
Unvested restricted common stock units	105	255
Convertible debt	8,889	—
Total	16,008	9,363

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the condensed consolidated statements of operations and comprehensive loss.  All amounts recorded in the three and six months ended June 30, 2016 and 2015 were not considered significant.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method.  Unamortized debt issuances costs are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability and accounted for as debt discounts.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	June 30, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$10,980	$—	$—	$10,980
Short-term investments:
U.S. government-sponsored enterprise bonds	$1,085	$—	$—	$1,085
Corporate notes	4,458	—	—	4,458
Total short-term investments	$5,543	$—	$—	$5,543

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$5,640	$—	$—	$5,640
Short-term investments:
U.S. government-sponsored enterprise bonds	$6,243	$—	$—	$6,243
Municipal bonds	200	—	—	200
Corporate notes	8,171	—	(16)	8,155
Total short-term investments	$14,614	$—	$(16)	$14,598

As of June 30, 2016, unrealized losses on available for sale securities were not material.  As of December 31, 2015 the estimated fair values of available-for-sale securities with unrealized losses were (in thousands):

	December 31, 2015
	Cost	Unrealized Losses	Fair Value
Short-term investments:
Corporate notes	$8,171	$(16)	$8,155
Total short-term investments	$8,171	$(16)	$8,155

As of December 31, 2015, substantially all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,650	$2,650	$—	$—
U.S. government-sponsored enterprise bonds	4,459	—	4,459	—
Corporate notes	6,987	—	6,987	—
Total assets	$14,096	$2,650	$11,446	$—

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,238	$2,238	$—	$—
U.S. government-sponsored enterprise bonds	7,525	—	7,525	—
Municipal bonds	200	—	200	—
Corporate notes	8,255	—	8,255	—
Certificates of deposit	240	—	240	—
Total assets	$18,458	$2,238	$16,220	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three or six months ended June 30, 2016 and 2015.

Note 3. Balance Sheet Detail

	June 30, 2016	December 31, 2015
	(in thousands)
Inventories:
Work-in-process	$1,269	$1,478
Finished goods	100	119
	$1,369	$1,597

Identifiable intangible assets relating to a patent license were (dollar amounts in thousands):

	June 30, 2016
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent license	7	$780	$501	$279

	December 31, 2015
	Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent license	7	$780	$446	$334

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

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three or six months ended June 30, 2016 or 2015 related to these indemnifications.

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

The Company recognized revenue from licensing of its technologies and shipment of ICs to customers by geographical location as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America	$1,180	$549	$1,968	$726
Japan	313	142	705	254
Taiwan	125	257	372	736
Rest of world	15	46	39	54
Total net revenue	$1,633	$994	$3,084	$1,770

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer A	54%	33%	50%	22%
Customer B	19%	11%	22%	10%
Customer C	11%	16%	*	12%
Customer D	*	24%	11%	40%

*Represents less than 10%

Three customers accounted for 82% of net accounts receivable at June 30, 2016. Three customers accounted for 94% of net accounts receivable at December 31, 2015.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2011 to 2015 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2007  to 2015.  As of June 30, 2016, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of June 30, 2016 was $1.5 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 1.7 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of June 30, 2016 was $0.3 million related to RSUs which is expected to be recognized as expense over a weighted average period of approximately 0.9 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and six months ended June 30, 2016 and 2015, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss positions.

Valuation Assumptions

There were no stock options granted during the three or six months ended June 30, 2016.  The fair value of the Company’s stock options granted for the three and six months ended June 30, 2015 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
Employee stock options:	2015	2015
Risk-free interest rate	1.7% - 1.7%	0.6% – 1.7%
Volatility	55.7% – 55.7%	55.7% – 57.7%
Expected life (years)	4.0-5.0	3.0-5.0
Dividend yield	0%	0%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates, as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the historical volatility of the Company’s stock price over the expected term of the options. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends and has no intention to pay dividends in the near future.

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

Common Stock Options and Restricted Stock

A summary of the option and RSU activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and Amended and Restated 2010 Equity Incentive Plan (Amended 2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2015	1,059	6,749	$3.51
Additional shares authorized under the Amended 2010 Plan	500	—	—
Restricted stock units cancelled and returned to Plan	14	—	—
Options cancelled and returned to Plan	232	(232)	$3.30
Options cancelled and expired	—	(80)	$4.18
Balance at March 31, 2016	1,805	6,437	$3.51
Restricted stock units cancelled and returned to Plan	2	—	—
Options cancelled and returned to Plan	413	(413)	$3.87
Options cancelled and expired	—	(500)	$4.53
Balance at June 30, 2016	2,220	5,524	$3.40

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

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Prices
Balance at December 31, 2015	1,640	$4.37
Cancelled	(139)	$3.87
Balance at March 31, 2016	1,501	$4.42
Cancelled	(366)	$3.83
Balance at June 30, 2016	1,135	$4.61

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2015	241	$4.61
Vested	(107)	$4.62
Cancelled	(14)	$4.62
Non-vested shares at March 31, 2016	120	$4.61
Vested	(13)	$4.58
Cancelled	(2)	$4.13
Non-vested shares at June 30, 2016	105	$4.62

The total intrinsic value of the restricted stock units outstanding as of June 30, 2016 was less than $0.1 million.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2016 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.68 - $2.04	295	7.21	$1.84	56	$1.90	—
$2.05 - $2.05	1,164	8.67	$2.05	507	$2.05	—
$2.06 - $3.10	1,108	2.03	$3.02	1,045	$3.02	—
$3.11 - $3.67	1,067	2.22	$3.35	1,003	$3.35	—
$3.68 - $4.30	1,104	1.68	$3.92	1,085	$3.92	—
$4.31 - $6.11	1,921	3.79	$5.11	1,695	$5.18	—
$1.68 - $6.11	6,659	3.90	$3.60	5,391	$3.84	$—
Vested and expected to vest	6,574	3.84	$3.62			$—
Exercisable	5,391	3.06	$3.84			$—

There were no stock options exercised during the six months ended June 30, 2016.  The intrinsic value of stock options exercised during the six months ended June 30, 2015 was approximately $0.3 million.

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

On February 29, 2016, approximately 373,000 shares of common stock were issued for an aggregate purchase price of $197,000 under the ESPP. As of June 30, 2016, there were approximately 1.8 million shares authorized and unissued under the ESPP.

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

The conversion price of $0.90 per share of common stock shall be reset, if, prior to the maturity date, the Company sells new shares of capital stock, or other securities convertible into or exercisable for capital stock, in a financing with one or more accredited investors that yields proceeds to the Company (net of transaction fees, expenses and discounts and commission) of at least $1,000,000 at a price lower than the then applicable conversion price in effect immediately before the closing of such financing; provided that in no event shall the applicable conversion price be reset to less than $0.85 per share of common stock.  The Notes also will be subject to anti-dilution adjustments for stock splits, stock dividends, and the like.  As of June 30, 2016, the Notes could be converted into a maximum of 9,411,765 shares of common stock, excluding the effects of payments of interest in kind.

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

The Notes restrict the ability of the Company to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in property of the Company securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5,000,000 of indebtedness for a secured accounts receivable line of credit facility provided to the Company by a bank or institutional lender; and, provided further, that in no event may the amount of indebtedness to which the security interest of the Note holder(s) is subordinated exceed the outstanding balance of accounts receivable less than 90 days old for which the Company has not recorded an allowance for doubtful accounts pledged under such credit facility.

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

The Company incurred debt issuance costs of approximately $0.1 million which were recorded as a debt discount and are being amortized to interest expense over the repayment period for the loan using the effective interest rate method.  The interest expense related to the debt discount during the six months ended June 30, 2016 was approximately $11,000.

Note 9. Restructuring

In the first quarter of 2016, the Company effected a reduction in its workforce and associated operating expenses, net loss and cash burn and realigned resources, as the Company has substantially concluded development of new products, including its third generation Bandwidth Engine IC product family, and is bringing these products to market in 2016. The Company reduced United States headcount by 12 positions and has ceased operations at its subsidiary in Hyderabad, India, which had 18 employees. As a result of these reductions, the Company has incurred total charges of approximately $0.7 million, including $0.6 million of charges for severance benefits and other one-time termination costs. The remaining charges represent lease obligations, asset impairments and other expenses related to the Company’s Indian subsidiary. Substantially all of these charges were realized and resulted in cash expenditures of $0.6 million in the first quarter of 2016. The remaining charges are expected to be paid during 2016. Expenses related to the restructure are included in the restructuring charges line on the condensed consolidated statements of operations and comprehensive loss and the remaining liability is included in accrued expenses and other on the condensed consolidated balance sheet consisting of (in thousands):

	Workforce reduction	Facility related and other termination costs	Total
Balance as of December 31, 2015	$—	$—	$0
Restructuring charge	561	115	676
Non-cash settlements	—	(46)	(46)
Cash payments	(536)	(23)	(559)
Balance as of June 30, 2016	$25	$46	$71

Costs related to workforce reductions primarily represented severance payments and related payroll taxes and benefits. Facility costs and other costs primarily include termination fees related to leases and services. Non-cash settlement costs primarily represent the write-off of fixed assets at our Indian subsidiary.

Note 10. Subsequent Event

On June 24, 2016, the stockholders of the Company approved a one-time option exchange program (the “Option Exchange Program”) pursuant to which employees (excluding the chief executive officer and non-employees, including members of the Company’s board of directors) who hold certain options to purchase shares of the Company’s common stock (such options, “eligible options”) would be given the opportunity to exchange such eligible options for a lesser number of replacement options with a lower exercise price.

On July 22, 2016, the Company’s board of directors authorized the Option Exchange Program, and the Company commenced its tender offer to replace eligible options with replacement stock options. On July 26, 2016, the terms of the Option Exchange Program and all of the tender offer documents are contained in the Company’s Schedule TO filed with the Securities and Exchange Commission on July 26, 2016, and can be viewed in the Company’s filings located at https://www.sec.gov/edgar/searchedgar/companysearch.html.

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

Certain SerDes products have been developed under a strategic development and marketing agreement with Credo Semiconductor Ltd., or Credo. As of June 30, 2016, we had paid Credo $4.8 million cumulatively for achievement of development milestones, as well as for mask costs and wafer purchases from third-party vendors. All amounts incurred have been recorded as research and development expenses. Currently, under the strategic development and marketing agreement, we are entitled to a remaining reimbursement amount of $3.5 million of development costs based on payments made to Credo to date. This amount is subject to increase for any additional payments made to Credo. The reimbursement will be funded by the gross profits earned by we from the sale of the relevant SerDes products, with the initial gross profits being primarily applied to reimbursing us for these development payments and a portion paid to Credo. Once the full amount has been reimbursed, the gross profits from these products will be shared equally by us and Credo.

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

In the first quarter of 2016, we effected a reduction in our workforce and associated operating expenses, net loss and cash burn and to realign resources, as we have substantially concluded development of new products, including our third generation Bandwidth Engine IC product family, and is bringing these products to market in 2016. We reduced United States headcount by 12 positions and ceased operations at our subsidiary in Hyderabad, India, which had 18 employees. As a result of these reductions, the Company has incurred total charges of  approximately $0.7 million, including $0.6 million of charges for severance benefits and other one-time termination costs. The remaining charges represent lease obligations, asset impairments and other expenses related to our Indian subsidiary. Substantially all of these charges were realized and resulted in cash expenditures of $0.6 million in the first quarter of 2016. The remaining charges are expected to be paid during 2016.We expect to realize approximately $3.3 million of savings on an annualized basis from the restructuring.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue.

	June 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Product — three months ended	$1,287	$543	$744	137%
Percentage of total net revenue	79%	55%
Product — six months ended	$2,407	$723	$1,684	233%
Percentage of total net revenue	78%	41%

Product revenue increased for the three and six months ended June 30, 2016 compared with the same periods of 2015 primarily due to higher shipment volumes of our Bandwidth Engine products.

	June 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Royalty and other— three months ended	$346	$451	$(105)	(23)%
Percentage of total net revenue	21%	45%
Royalty and other— six months ended	$677	$1,047	$(370)	(35)%
Percentage of total net revenue	22%	59%

Royalty and other revenue include revenues generated from licensing agreements.  Royalty and other revenue decreased primarily due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	June 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Cost of net revenue — three months ended	$963	$563	$400	71%
Percentage of total net revenue	59%	57%
Cost of net revenue — six months ended	$1,826	$800	$1,026	128%
Percentage of total net revenue	59%	45%

	June 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Gross profit — three months ended	$670	$431	$239	55%
Percentage of total net revenue	41%	43%
Gross profit — six months ended	$1,258	$970	$288	30%
Percentage of total net revenue	41%	55%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue increased for the three and six months ended June 30, 2016 compared with the same period of 2015 primarily due to higher IC shipment volumes.

Gross profit increased for the three and six months ended June 30, 2016, compared with the same period of 2015, primarily due to the increase in gross profit from our product sales due to higher shipment volumes and reduced manufacturing costs, partially offset by the decrease in royalty and other revenue which has no corresponding costs.

Research and Development.

	June 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Research and development — three months ended	$4,884	$5,789	$(905)	(16)%
Percentage of total net revenue	299%	582%
Research and development — six months ended	$10,116	$12,682	$(2,566)	(20)%
Percentage of total net revenue	328%	716%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease for the three and six months ended June 30, 2016 compared with the same period in 2015 was primarily due to decreases in personnel costs, computer-aided design software and stock-based compensation charges.

We expect research and development expenses to decrease in 2016 due to reductions in personnel as a result of our restructuring activity in the first quarter of 2016, as well as reduced new product mask tooling costs and computer-aided design software expenses.

Research and development expenses included stock-based compensation expense of $0.4 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. Research and development expenses included stock-based compensation expense of $0.8 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.

Selling, General and Administrative.

June 30,	Change
2016	2015	2015 to 2016
(dollar amounts in thousands)
SG&A — three months ended	$1,577	$1,550	$27	2%
Percentage of total net revenue	97%	156%
SG&A — six months ended	$3,093	$3,164	$(71)	(2)%
Percentage of total net revenue	100%	179%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The increase for the three months ended June 30, 2016 compared with the same period in 2015 was primarily due to higher compensation costs and legal and other professional fees, partially offset by decreases in auditing expenses and marketing costs. The decrease for the six months ended June 30, 2016 compared with the same period in 2015 was primarily due to a decrease in personnel costs.  We expect SG&A expenses to decrease slightly in 2016 as compared with 2015 due to the effects of our restructuring activity in the first quarter of 2016, partially offset by increased commission expense due to expected increases in product revenue.

Selling, general and administrative expenses included stock-based compensation expense of $0.2 million for each of the three month periods ended June 30, 2016 and 2015.  Selling, general and administrative expenses included stock-based compensation expense of $0.3 million and $0.5 million for the six month periods ended June 30, 2016 and 2015, respectively.

Restructuring Charges.

	June 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Restructuring charges — six months ended	$676	$—	$676	100%
Percentage of total net revenue	22%	—%

In the first quarter of 2016, we recorded restructuring charges attributable to a reduction in force in the United States and the closure of our operations at our Indian subsidiary.  See Note 9 in the Notes to Condensed Consolidated Financial Statements for additional disclosure.

Interest expense and other income, net

	June 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Interest expense and other income, net — three months ended	$(193)	$29	$(222)	(766)%
Percentage of total net revenue	(12)%	3%
Interest expense and other income, net — six months ended	$(202)	$52	$(254)	(488)%
Percentage of total net revenue	(7)%	3%

Interest expense and other income, net primarily consisted of interest expense on our senior secured convertible notes partially offset by interest income on our investments as well as foreign currency transaction activity and other non-operating items. The Company intends to pay interest-in-kind through the issuance of identical new senior secured convertible notes in 2016.

Income Tax Provision.

	June 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Income tax provision — three months ended	$20	$27	$(7)	(26)%
Percentage of total net revenue	1%	3%
Income tax provision — six months ended	$40	$47	$(7)	(15)%
Percentage of total net revenue	1%	3%

The income tax provision for the three and six months ended June 30, 2016 and 2015 was primarily attributable to taxes on earnings of our foreign subsidiaries and branches. We expect our income tax provision to decline in future periods, as we have ceased operations at our Indian subsidiary. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will be unable to realize the benefit of our net operating losses, which are primarily generated in the United States. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2016, we had cash, cash equivalents and short-term investments of $16.5 million and had total working capital of $16.2 million. Our primary capital requirements are to fund working capital, including development of our IC products and any acquisitions that we make that require cash consideration or expenditures.

Net cash used in operating activities was $11.1 million for the first six months of 2016, which primarily resulted from our net loss of $12.9 million, partially offset by non-cash charges, including stock-based compensation expense of $1.2 million and depreciation and amortization expenses of $0.6 million.

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

Net cash provided by investing activities was $8.5 million for the first six months of 2016, and included net amounts transferred to cash and cash equivalents from investments of $9.1 million, which did not impact our liquidity, and $0.6 million for purchases of fixed assets.

Net cash used in investing activities was $7.1 million for the first six months of 2015, and included net amounts transferred from cash and cash equivalents to investments of $7.0 million, which did not impact our liquidity, and $0.1 million for purchases of fixed assets.

Our proceeds from financing activities for the first six months of 2016 of $8.0 million consisted primarily of net proceeds received from the issuance of senior secured convertible notes.

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

We expect our cash expenditures to continue to exceed receipts in 2016, as our revenues will not be sufficient to offset our operating expenses. We believe our existing cash, cash equivalents and investments, along with our existing capital and cash generated from operations, if any, to be sufficient to meet our capital requirements for at least the next 12 months. However, there can be no assurance that our capital is sufficient to fund operations until such time as we begin to achieve positive cash flows. We have an effective shelf registration statement under which we could sell additional securities without advance notice. We might decide to raise additional capital, and there can be no assurance that such funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition.

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

Contractual Obligations

The impact that our contractual obligations as of June 30, 2016 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,105	$742	$2,235	$128	$—
Software licenses	1,114	546	568	—	—
	$4,219	$1,288	$2,803	$128	$—

As of June 30, 2016, our software licenses were primarily for computer-aided design software.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit-quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $15.5 million as of June 30, 2016 and earned an average annual interest rate of approximately 0.4% during the six months of 2016, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the second quarter of 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 9, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2016		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 9, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.