Form 10-Q
period 2016-09-30
MoSys, Inc.
filed 2016-11-09
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November7, 2016, 66,306,047 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

September 30, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$10,008	$5,640
Short-term investments	2,750	14,598
Accounts receivable, net	626	729
Inventories	1,424	1,597
Prepaid expenses and other	564	701
Total current assets	15,372	23,265

Property and equipment, net	1,492	1,630
Goodwill	23,134	23,134
Other	374	663
Total assets	$40,372	$48,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$261	$940
Accrued expenses and other	2,190	2,664
Total current liabilities	2,451	3,604

Convertible notes payable	8,238	—
Other long-term liabilities	240	247
Total liabilities	10,929	3,851

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 66,306 shares and 65,496 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	663	655
Additional paid-in capital	228,323	226,174
Accumulated other comprehensive loss	(1)	(16)
Accumulated deficit	(199,542)	(181,972)
Total stockholders’ equity	29,443	44,841
Total liabilities and stockholders’ equity	$40,372	$48,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue
Product	$1,205	$565	$3,612	$1,288
Royalty and other	368	457	1,045	1,504
Total net revenue	1,573	1,022	4,657	2,792

Cost of net revenue	658	793	2,484	1,593
Gross profit	915	229	2,173	1,199
Operating expenses
Research and development	3,927	8,793	14,043	21,475
Selling, general and administrative	1,450	1,547	4,543	4,711
Restructuring charges	—	—	676	—
Total operating expenses	5,377	10,340	19,262	26,186

Loss from operations	(4,462)	(10,111)	(17,089)	(24,987)
Interest expense	(217)	—	(464)	—
Other income (expense), net	(2)	19	43	71

Loss before income taxes	(4,681)	(10,092)	(17,510)	(24,916)
Income tax provision	20	13	60	60
Net loss	$(4,701)	$(10,105)	$(17,570)	$(24,976)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	(1)	6	15	7
Comprehensive loss	$(4,702)	$(10,099)	$(17,555)	$(24,969)
Net loss per share
Basic and diluted	$(0.07)	$(0.15)	$(0.27)	$(0.41)
Shares used in computing net loss per share
Basic and diluted	66,091	65,317	65,918	61,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,570)	$(24,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780	466
Stock-based compensation	1,794	2,864
Amortization of intangible assets	83	293
Amortization of debt issuance costs	23	—
Accrued interest	440	—
Loss on disposal of assets	5	—
Changes in assets and liabilities:
Accounts receivable	103	(249)
Inventories	173	(383)
Prepaid expenses and other assets	343	(624)
Accounts payable	(759)	(238)
Accrued expenses and other liabilities	(383)	(275)
Net cash used in operating activities	(14,968)	(23,122)
Cash flows from investing activities:
Purchases of property and equipment	(646)	(369)
Proceeds from sales and maturities of marketable securities	40,612	34,172
Purchases of marketable securities	(28,749)	(35,347)
Net cash provided by (used in) investing activities	11,217	(1,544)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	21,368
Net proceeds from issuance of common stock	363	1,773
Proceeds from the issuance of notes payable, net of issuance costs	7,879	—
Payments on capital lease obligations	(123)	—
Net cash provided by financing activities	8,119	23,141

Net increase (decrease) in cash and cash equivalents	4,368	(1,525)

Cash and cash equivalents at beginning of period	5,640	3,110
Cash and cash equivalents at end of period	$10,008	$1,585
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$336	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectability. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either September 30, 2016 or December 31, 2015.

Inventory

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items.  The Company recorded no inventory reserves during the three or nine months ended September 30, 2016.  Charges for the three and nine months ended September 30, 2015 were $0.2 million.

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

Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment in the second step of the analysis, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed step one of the annual impairment test in September 2016 and concluded no factors indicated impairment of goodwill.

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

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	September 30,	September 30,
	2016	2015

Options outstanding to purchase common stock	5,575	8,635
Employee stock purchase plan	476	445
Unvested restricted common stock units	1,501	242
Convertible debt	9,262	—
Total	16,814	9,322

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the condensed consolidated statements of operations and comprehensive loss.  All amounts recorded in the three and nine months ended September 30, 2016 and 2015 were not considered significant.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method.  Unamortized debt issuances costs are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability and accounted for as debt discounts.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the revenue recognition implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which narrowly amended the revenue recognition guidance regarding collectibility, noncash consideration, presentation of sales tax and transition. ASU 2016-08, ASU 2016-10 and ASU 2016-12 will be effective during the same period as ASU No. 2014-09, Revenue from Contracts with Customers, which is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt one year earlier. The Company is still evaluating the impact of the adoption of these ASUs.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	September 30, 2016
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$10,008	$—	$—	$10,008
Short-term investments:
U.S. government-sponsored enterprise bonds	$500	$—	$—	$500
Corporate notes	2,251	—	(1)	2,250
Total short-term investments	$2,751	$—	$(1)	$2,750

	December 31, 2015
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,640	$—	$—	$5,640
Short-term investments:
U.S. government-sponsored enterprise bonds	$6,243	$—	$—	$6,243
Municipal bonds	200	—	—	200
Corporate notes	8,171	—	(16)	8,155
Total short-term investments	$14,614	$—	$(16)	$14,598

As of September 30, 2016, unrealized losses on available for sale securities were insignificant.  As of December 31, 2015 the estimated fair values of available-for-sale securities with unrealized losses were (in thousands):

	December 31, 2015
		Unrealized
	Cost	Losses	Fair Value
Short-term investments:
Corporate notes	$8,171	$(16)	$8,155
Total short-term investments	$8,171	$(16)	$8,155

As of December 31, 2015, substantially all of the available-for-sale securities with unrealized losses had been in a loss position for less than 12 months.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,203	$3,203	$—	$—
U.S. government-sponsored enterprise bonds	2,900	—	2,900	—
Corporate notes	5,000	—	5,000	—
Total assets	$11,103	$3,203	$7,900	$—

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,238	$2,238	$—	$—
U.S. government-sponsored enterprise bonds	7,525	—	7,525	—
Municipal bonds	200	—	200	—
Corporate notes	8,255	—	8,255	—
Certificates of deposit	240	—	240	—
Total assets	$18,458	$2,238	$16,220	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three or nine months ended September 30, 2016 and 2015.

Note 3. Balance Sheet Detail

	September 30,	December 31,
	2016	2015
	(in thousands)
Inventories, net:
Work-in-process	$1,311	$1,478
Finished goods	113	119
	$1,424	$1,597

Identifiable intangible assets relating to a patent license were (dollar amounts in thousands):

September 30, 2016
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$ 780	$ 529	$ 251

December 31, 2015
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$ 780	$ 446	$ 334

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

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three or nine months ended September 30, 2016 or 2015 related to these indemnifications.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short‑term and long‑term investments and accounts receivable. Cash, cash equivalents and short‑term and long-term investments are deposited with high credit‑quality institutions.

The Company recognized revenue from shipment of ICs and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
North America	$937	$507	$2,905	$1,233
Japan	398	177	1,103	431
Taiwan	209	329	581	1,065
Rest of world	29	9	68	63
Total net revenue	$1,573	$1,022	$4,657	$2,792

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Customer A	41%	36%	47%	27%
Customer B	25%	14%	23%	12%
Customer C	13%	32%	12%	37%

*Represents less than 10%

Two customers accounted for 81% of net accounts receivable at September 30, 2016. Three customers accounted for 94% of net accounts receivable at December 31, 2015.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2011 to 2015 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2007 to 2015.  As of September 30, 2016, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of September 30, 2016 was $2.9 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.8 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of September 30, 2016 was $0.7 million related to RSUs which is expected to be recognized as expense over a weighted average period of approximately 2.3 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three and nine months ended September 30, 2016 and 2015, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss positions.

Valuation Assumptions

The fair value of the Company’s stock options granted for the three and nine months ended September 30, 2016 and 2015 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee stock options:	2016	2015	2016	2015
Risk-free interest rate	1.0% -1.2%	1.4%	1.0% -1.2%	0.6% - 1.7%
Volatility	61.4% - 63.8%	59.3%	61.4% - 63.8%	55.7% - 59.3%
Expected life (years)	4.0 - 5.0	4.0	4.0 - 5.0	4.0 - 5.0
Dividend yield	0%	0%	0%	0%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates, as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the historical volatility of the Company’s stock price over the expected term of the options. The expected term of options granted was derived from historical data based on employee exercises and post‑vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends and has no intention to pay dividends in the near future.

The stock‑based compensation expense recorded is adjusted based on estimated forfeiture rates. An annualized forfeiture rate has been used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. The stock‑based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Common Stock Options and Restricted Stock

A summary of the option and RSU activity under the Company’s Amended and Restated 2000 Stock Option and Equity Incentive Plan (Amended 2000 Plan) and Amended and Restated 2010 Equity Incentive Plan (Amended 2010 Plan), referred to collectively as the “Plans,” is presented below (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at December 31, 2015	1,059	6,749	$3.51
Additional shares authorized under the Amended 2010 Plan	500	—	—
Restricted stock units cancelled and returned to Plan	14	—	—
Options cancelled and returned to Plan	232	(232)	$3.30
Options cancelled and expired	—	(80)	$4.18
Balance at March 31, 2016	1,805	6,437	$3.51
Additional shares authorized under the Amended 2010 Plan	2,000	—	—
Restricted stock units cancelled and returned to Plan	2	—	—
Options cancelled and returned to Plan	413	(413)	$3.87
Options cancelled and expired	—	(500)	$4.53
Balance at June 30, 2016	2,220	5,524	$3.40
Restricted stock units granted	(1,439)	—	—
Restricted stock units cancelled and returned to Plan	43	—	—
Options granted	(3,778)	3,778	$0.70
Options cancelled and returned to Plan	3,726	(3,726)	$3.50
Balance at September 30, 2016	772	5,576	$1.50

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

A summary of the inducement grant option activity is presented below (in thousands, except exercise price):

	Options Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Prices
Balance at December 31, 2015	1,640	$4.37
Cancelled	(139)	$3.87
Balance at March 31, 2016	1,501	$4.42
Cancelled	(366)	$3.83
Balance at June 30, 2016	1,135	$4.61
Cancelled	(1,135)	$4.61
Balance at September 30, 2016	—	$—

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2015	241	$4.61
Vested	(107)	$4.62
Cancelled	(14)	$4.62
Non-vested shares at March 31, 2016	120	$4.61
Vested	(13)	$4.58
Cancelled	(2)	$4.13
Non-vested shares at June 30, 2016	105	$4.62
Granted	1,439	$0.53
Cancelled	(43)	$0.80
Non-vested shares at September 30, 2016	1,501	$0.81

The total intrinsic value of the restricted stock units outstanding as of September 30, 2016 was $1.1 million.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2016 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.53 - $0.71	388	8.99	$0.53	51	$0.53
$0.72 - $0.76	3,278	9.89	$0.72	93	$0.72
$0.77 - $3.09	1,097	6.04	$2.28	812	$2.43
$3.10 - $5.42	713	3.00	$3.82	699	$3.81
$5.43 - $6.10	60	0.81	$5.43	60	$5.43
$6.11 - $6.11	40	0.57	$6.11	40	$6.11
$0.53 - $6.11	5,576	8.03	$1.50	1,755	$3.02	$184
Vested and expected to vest	5,158	7.89	$1.56			$166
Exercisable	1,755	4.36	$3.02			$14

There were no stock options exercised during the nine months ended September 30, 2016. The intrinsic value of stock options exercised during the nine months ended September 30, 2015 was approximately $0.3 million.

On July 26, 2016, the Company initiated a one-time option exchange program pursuant to which employees (excluding the chief executive officer and non-employees, including members of the Company’s board of directors) who held certain options to purchase shares of the Company’s common stock (such options, “eligible options”) were given the opportunity to exchange such eligible options for a lesser number of replacement options with a lower exercise price.  Upon the expiration of the option exchange program on August 23, 2016, the Company accepted for cancellation exchanged options to purchase an aggregate of 4,569,959 shares of common stock and issued from the Amended 2010 Plan replacement options covering 3,340,273 shares of common stock. The exchanged eligible options included options to purchase 1,135,313 shares of the Company’s common stock, which were originally inducement grants. The replacement options have an exercise price of $0.72 per share and vest monthly over three years.  This one-time option exchange was treated as a modification for accounting purposes and resulted in incremental expense of approximately $926,000 which was calculated using the Black-Scholes option pricing model. The incremental expense and the unamortized expense remaining on the exchanged options are being amortized over the three-year vesting period of the replacement options.

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

On February 29, 2016, approximately 373,000 shares of common stock were issued for an aggregate purchase price of $197,000 under the ESPP. On August 31, 2016, approximately 319,000 shares of common stock were issued for an aggregate purchase price of $168,000.  As of September 30, 2016, there were approximately 1.5 million shares authorized and unissued under the ESPP.

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

The Company incurred debt issuance costs of approximately $0.1 million which were recorded as a debt discount and are being amortized to interest expense over the repayment period for the loan using the effective interest rate method.  The interest expense related to the debt discount during the nine months ended September 30, 2016 was approximately $23,000.

In August 2016, the first semi-annual interest payment was made in-kind with the issue of an additional note (“Interest Note”) to the Purchasers.  The Interest Note has a principal amount of approximately $336,000 and has terms identical to the Notes.  As of September 30, 2016, the Notes and Interest Note could be converted into a maximum of 9,806,499 shares of common stock at $0.85 per share, excluding the effects of future payments of interest in-kind.

Note 9. Restructuring

In the first quarter of 2016, the Company effected a reduction in its workforce and associated operating expenses, net loss and cash burn and realigned resources, as the Company has substantially concluded development of new products, including its third generation Bandwidth Engine IC product family, and is bringing these products to market in 2016. The Company reduced United States headcount by 12 positions and ceased operations at its subsidiary in Hyderabad, India, which had 18 employees.  As a result of these reductions, the Company has incurred total charges of approximately $0.7 million, including $0.6 million of charges for severance benefits and other one-time termination costs. The remaining charges represent lease obligations, asset impairments and other expenses related to the Company’s Indian subsidiary. Substantially all of these charges were realized and resulted in cash expenditures of $0.6 million in the first quarter of 2016. The remaining charges are expected to be paid during 2016. Expenses related to the restructure are included in the restructuring charges line on the condensed consolidated statements of operations and comprehensive loss and the remaining liability is included in accrued expenses and other on the condensed consolidated balance sheet consisting of, (in thousands):

		Facility related
	Workforce	and other
	reduction	termination costs	Total
Balance as of December 31, 2015	$—	$—	$—
Restructuring charge	561	115	676
Non-cash settlements	—	(46)	(46)
Cash payments	(561)	(49)	(610)
Balance as of September 30, 2016	$—	$20	$20

Costs related to workforce reductions primarily represented severance payments and related payroll taxes and benefits. Facility costs and other costs primarily include termination fees related to leases and services. Non-cash settlement costs primarily represent the write-off of fixed assets at the Company’s Indian subsidiary.

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

Certain SerDes products have been developed under a strategic development and marketing agreement with Credo Semiconductor Ltd., or Credo. As of September 30, 2016, we had paid Credo $4.8 million cumulatively for achievement of development milestones, as well as for mask costs and wafer purchases from third-party vendors. All amounts incurred have been recorded as research and development expenses. Currently, under the strategic development and marketing agreement, we are entitled to a remaining reimbursement amount of $3.5 million of development costs based on payments made to Credo to date. This amount is subject to increase for any additional payments made to Credo. The reimbursement will be funded by the gross profits earned by us from the sale of the relevant SerDes products, with the initial gross profits being primarily applied to reimbursing us for these development payments and a portion paid to Credo. Once the full amount has been reimbursed, the gross profits from these products will be shared equally by us and Credo.

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

In the first quarter of 2016, we effected a reduction in our workforce and associated operating expenses, net loss and cash burn and to realign resources, as we have substantially concluded development of new products, including our third generation Bandwidth Engine IC product family, and has brought these products to market in 2016. We reduced United States headcount by 12 positions and ceased operations at our subsidiary in Hyderabad, India, which had 18 employees. As a result of these reductions, the Company has incurred total charges of  approximately $0.7 million, including $0.6 million of charges for severance benefits and other one-time termination costs. The remaining charges represent lease obligations, asset impairments and other expenses related to our Indian subsidiary. Substantially all of these charges were realized and resulted in cash expenditures of $0.6 million in the first quarter of 2016. The remaining charges are expected to be paid during 2016.We expect to realize approximately $3.3 million of savings on an annualized basis from the restructuring.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016, there have been no material changes to our significant accounting policies and estimates.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the revenue recognition implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which narrowly amended the revenue recognition guidance regarding collectibility, noncash consideration, presentation of sales tax and transition. ASU 2016-08, ASU 2016-10 and ASU 2016-12 will be effective during the same period as ASU No. 2014-09, Revenue from Contracts with Customers, which is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt one year earlier. The Company is still evaluating the impact of the adoption of these ASUs.

Results of Operations

Net Revenue.

	September 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Product -three months ended	$1,205	$565	$640	113%
Percentage of total net revenue	77%	55%
Product -nine months ended	$3,612	$1,288	$2,324	180%
Percentage of total net revenue	78%	46%

Product revenue increased for the three and nine months ended September 30, 2016 compared with the same periods of 2015 primarily due to higher shipment volumes of our Bandwidth Engine products.

	September 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Royalty and other -three months ended	$368	$457	$(89)	(19)%
Percentage of total net revenue	23%	45%
Royalty and other -nine months ended	$1,045	$1,504	$(459)	(31)%
Percentage of total net revenue	22%	54%

Royalty and other revenue includes revenues generated from licensing agreements.  Royalty and other revenue decreased primarily due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	September 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$658	$793	$(135)	(17)%
Percentage of total net revenue	42%	78%
Cost of net revenue -nine months ended	$2,484	$1,593	$891	56%
Percentage of total net revenue	53%	57%

	September 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Gross profit -three months ended	$915	$229	$686	300%
Percentage of total net revenue	58%	22%
Gross profit -nine months ended	$2,173	$1,199	$974	81%
Percentage of total net revenue	47%	43%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased for the three months ended September 30, 2016 compared with the same period of 2015 primarily due to reduced product manufacturing costs. Cost of net revenue increased for the nine months ended September 30, 2016 compared with the same period of 2015 primarily due to higher IC shipment volumes partially offset by reduced product manufacturing costs.

Gross profit increased for the three and nine months ended September 30, 2016, compared with the same period of 2015, primarily due to the increase in gross profit from our product sales due to higher shipment volumes and reduced manufacturing costs, partially offset by the decrease in royalty and other revenue which has no corresponding costs.

Research and Development.

	September 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Research and development -three months ended	$3,927	$8,793	$(4,866)	(55)%
Percentage of total net revenue	250%	860%
Research and development -nine months ended	$14,043	$21,475	$(7,432)	(35)%
Percentage of total net revenue	302%	769%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decreases for the three and nine months ended September 30, 2016 compared with the same periods in 2015 were primarily due to reduced new product mask tooling and expensed equipment costs, personnel costs, computer-aided design software and stock-based compensation charges.

We expect research and development expenses to decrease in 2016 as compared with 2015 due to reductions in personnel as a result of our restructuring activity in the first quarter of 2016, as well as reduced new product mask tooling and computer-aided design software expenses.

Research and development expenses included stock-based compensation expense of $0.5 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. Research and development expenses included stock-based compensation expense of $1.3 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Selling, General and Administrative.

	September 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
SG&A -three months ended	$1,450	$1,547	$(97)	(6)%
Percentage of total net revenue	92%	151%
SG&A -nine months ended	$4,543	$4,711	$(168)	(4)%
Percentage of total net revenue	98%	169%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three months ended September 30, 2016 compared with the same period in 2015 was primarily due to lower compensation costs. The decrease for the nine months ended September 30, 2016 compared with the same period in 2015 was primarily due to a decrease in stock compensation expense and personnel costs partially offset by an increase in professional services fees.  We expect SG&A expenses to decrease slightly in 2016 as compared with 2015 due to the effects of our restructuring activity in the first quarter of 2016, partially offset by increased commission expenses due to increases in product revenue.

Selling, general and administrative expenses included stock-based compensation expense of $0.2 million for each of the three month periods ended September 30, 2016 and 2015.  Selling, general and administrative expenses included stock-based compensation expense of $0.5 million and $0.7 million for the nine month periods ended September 30, 2016 and 2015, respectively.

Restructuring Charges.

	September 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Restructuring charges — Nine Months Ended	$676	$—	$676	100%
Percentage of total net revenue	15%	—%

In the first quarter of 2016, we recorded restructuring charges attributable to a reduction in force in the United States and the closure of our operations at our Indian subsidiary.  See Note 9 in the Notes to Condensed Consolidated Financial Statements for additional disclosure.

Interest expense and other income, net

	September 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)
Interest expense and other income (expense), net — three months ended	$(219)	$19	$(238)	(1253)%
Percentage of total net revenue	(14)%	2%
Interest expense and other income (expense), net — nine months ended	$(421)	$71	$(492)	(693)%
Percentage of total net revenue	(9)%	3%

Interest expense and other income (expense), net primarily consisted of interest expense on our senior secured convertible notes, partially offset by interest income on our investments as well as foreign currency transaction activity and other non-operating items. The Company paid the accumulated interest through August 15, 2016 in-kind through the issuance of an identical new senior secured convertible notes.

Income Tax Provision.

	September 30,		Change
	2016	2015	2015 to 2016
	(dollar amounts in thousands)

Income tax provision — three months ended	$20	$13	$7	53%
Percentage of total net revenue	1%	1%
Income tax provision — nine months ended	$60	$60	$—	—
Percentage of total net revenue	1%	2%

The income tax provisions for the three and nine months ended September 30, 2016 and 2015 were primarily attributable to taxes on earnings of our foreign subsidiaries and branches. We expect our income tax provision to decline in future periods, as we have ceased operations at our Indian subsidiary. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will be unable to realize the benefit of our net operating losses, which are primarily generated in the United States. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2016, we had cash, cash equivalents and short-term investments of $12.8 million and had total working capital of $12.9 million. Our primary capital requirements are to fund working capital, including development of our IC products and any acquisitions that we make that require cash consideration or expenditures.

Net cash used in operating activities was $15.0 million for the first nine months of 2016, which primarily resulted from our net loss of $17.6 million, partially offset by non-cash charges, including stock-based compensation expense of $1.8 million and depreciation and amortization expenses of $0.9 million.

Net cash used in operating activities was $23.1 million for the first nine months of 2015, which primarily resulted from our net loss of $25.0 million and $1.8 million in the net reduction in assets and liabilities, partially offset by non-cash charges, including stock-based compensation expense of $2.9 million and depreciation and amortization expenses of $0.8 million.

Net cash provided by investing activities was $11.2 million for the first nine months of 2016, and included net amounts transferred to cash and cash equivalents from investments of $11.9 million, which did not impact our liquidity, and $0.6 million for purchases of fixed assets.

Net cash used in investing activities was $1.5 million for the first nine months of 2015, and included net amounts transferred from cash and cash equivalents to investments of $1.2 million, which did not impact our liquidity, and $0.4 million for purchases of fixed assets.

Our proceeds from financing activities for the first nine months of 2016 consisted primarily of net proceeds received from the issuance of senior secured convertible notes.

Our proceeds from financing activities for the first nine months of 2015 consisted primarily of net proceeds received from the sale of common stock through a public offering and proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan.

Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including:

•	level of revenue;

•	cost, timing and success of technology development efforts;

•	inventory levels, timing of product shipments and length of billing and collection cycles;

•	fabrication costs, including mask tooling costs, of our ICs, currently under development;

•	variations in manufacturing yields, materials costs and other manufacturing risks;

•	costs of acquiring other businesses and integrating the acquired operations;

•	profitability of our business; and

•	whether interest payments on the Notes are paid in cash or, at our election, in kind through the issuance of new Notes with identical terms for the accrued interest.

We expect our cash expenditures to continue to exceed receipts for the foreseeable future as our revenues will not be sufficient to offset our operating expenses, which include significant research and development expenditures for the expansion and fabrication of our IC products. We intend to continue our current product and research and development activities, although total expenditures on a monthly and quarterly basis will vary, primarily based on need for additional mask tooling costs.  Because we do not expect positive cash flows from operations in the foreseeable future, we will need to obtain additional funds to continue operating at the current level of expenditures. We might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities under our existing shelf registration statement. There can be no assurance that such funding will be available to us on favorable terms, if at all.

If we were to raise additional capital through sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

:

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

Contractual Obligations

The impact that our contractual obligations as of September 30, 2016 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 year	1‑3 years	3‑5 years	5 years
Operating leases	$2,920	$735	$1,478	$707	$—
Software licenses	1,371	912	459	—	—
	$4,291	$1,647	$1,937	$707	$—

As of September 30, 2016, our software licenses were primarily for computer-aided design software.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit-quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $11.1 million as of September 30, 2016 and earned an average annual interest rate of approximately 0.4% during 2016, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the third quarter of 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2016, the Company accepted for cancellation exchanged options to purchase an aggregate of 4,569,959 shares of common stock and issued from the Amended 2010 Plan replacement options covering 3,340,273 shares of common stock.  The exchange was effected pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.  The option exchange resulted in a net reduction in the number of shares underlying our outstanding derivative equity securities of 1,229,686. The disclosure of this option exchange under Note 7 of the Notes to Financial Statements in Part I, Item 1 is incorporated by reference in partial response to this item.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 9, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2016		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 9, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.