Form 10-Q
period 2017-03-31
MoSys, Inc.
filed 2017-05-12
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR 230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR 240.12b-2). Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of April 30, 2017, 6,676,770 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

March 31, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$5,330	$8,766
Short-term investments	240	1,002
Accounts receivable, net	710	559
Inventories	1,055	1,451
Prepaid expenses and other	321	473
Total current assets	7,656	12,251

Property and equipment, net	1,078	1,274
Goodwill	13,276	13,276
Intangible assets, net	195	223
Other	123	121
Total assets	$22,328	$27,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$402	$561
Accrued expenses and other	1,913	2,773
Total current liabilities	2,315	3,334

Convertible notes payable	8,699	8,250
Other long-term liabilities	226	233
Total liabilities	11,240	11,817

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 6,677 shares and 6,630 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively	7	7
Additional paid-in capital	229,506	229,341
Accumulated deficit	(218,425)	(214,020)
Total stockholders’ equity	11,088	15,328
Total liabilities and stockholders’ equity	$22,328	$27,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Net revenue
Product	$955	$1,120
Royalty and other	257	331
Total net revenue	1,212	1,451

Cost of net revenue	602	863
Gross profit	610	588
Operating expenses
Research and development	3,485	5,232
Selling, general and administrative	1,314	1,516
Restructuring charges	—	676
Total operating expenses	4,799	7,424

Loss from operations	(4,189)	(6,836)
Interest expense	(224)	(33)
Other income, net	13	24
Loss before income taxes	(4,400)	(6,845)
Income tax provision	5	20
Net loss	$(4,405)	$(6,865)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	—	16
Comprehensive loss	$(4,405)	$(6,849)
Net loss per share
Basic and diluted	$(0.66)	$(1.05)
Shares used in computing net loss per share
Basic and diluted	6,647	6,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,405)	$(6,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196	291
Stock-based compensation	185	605
Amortization of intangible assets	28	28
Amortization of debt issuance costs	11	—
Accrued interest	210	33
Changes in assets and liabilities:
Accounts receivable	(151)	(69)
Inventories	396	129
Prepaid expenses and other assets	173	(238)
Accounts payable	(219)	(721)
Accrued expenses and other liabilities	(602)	(411)
Net cash used in operating activities	(4,178)	(7,218)
Cash flows from investing activities:
Purchases of property and equipment	—	(200)
Proceeds from sales and maturities of marketable securities	2,364	12,429
Purchases of marketable securities	(1,602)	(8,197)
Net cash provided by investing activities	762	4,032
Cash flows from financing activities:
Net proceeds from issuance of common stock	(20)	197
Proceeds from the issuance of notes payable, net of issuance costs	—	7,879
Payments on capital lease obligations	—	(27)
Net cash provided by (used in) financing activities	(20)	8,049

Net increase (decrease) in cash and cash equivalents	(3,436)	4,863

Cash and cash equivalents at beginning of period	8,766	5,640
Cash and cash equivalents at end of period	$5,330	$10,503
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$420	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

MoSys, Inc. (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company’s strategy and primary business objective is to be an intellectual property (IP) -rich fabless semiconductor company focused on the development and sale of integrated circuit (IC) products. Prior to 2011, the Company’s primary business activities were designing, developing, marketing and licensing high-performance semiconductor memory and high-speed parallel and serial interface, or SerDes, intellectual property (IP) used by the semiconductor industry and communications, networking and storage equipment manufacturers. Since 2011, the Company has developed two IC product lines under the “Bandwidth Engine” and “LineSpeed” product names. Bandwidth Engine ICs combine the Company’s proprietary high-density embedded memory with its high-speed 10 gigabits per second and higher interface technology. The LineSpeed IC product line is comprised of non-memory based, high-speed SerDes devices with gearbox or retimer functionality that convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity. Both product lines are being marketed to networking and communications systems companies. The Company’s future success and ability to achieve and maintain profitability depends on its success in developing a market for its ICs.

The accompanying condensed consolidated financial statements of the Company have been prepared on a basis that assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period.

Liquidity

The Company incurred a net loss of $4.4 million for the quarter ended March 31, 2017 and had an accumulated deficit of $218.4 million as of March 31, 2017. In addition, the Company incurred net losses of approximately $32.0 million and $31.5 million for the years ended December 31, 2016 and 2015, respectively.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have required the Company to raise substantial amounts of additional capital during this period. To date, the Company has primarily financed its operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions. In March 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of $8.0 million principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the Notes), at par, in a private placement transaction. The Notes bear interest at the annual rate of 10%. Accrued interest is payable semi-annually in cash or in-kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. Since issuance of the Notes, the Company has made the interest payments in-kind through the issuance of additional notes totaling approximately $0.8 million.  Further, the Notes restrict the ability of the Company to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in property of the Company securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5 million of indebtedness for a secured accounts receivable line of credit facility under certain conditions (See Note 8).

The Company expects to continue to incur operating losses for the foreseeable future as it secures customers for and continues to invest in the commercialization of its IC products. The Company will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of the Company’s expected operating losses and cash burn for the foreseeable future, recurring losses from operations, and the need to repay the Notes and accrued interest in 2018, if the Company is unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. As further discussed in Note 9, in April 2017, the Company, committed to effect a reduction in its workforce and associated operating expenses, net loss and cash burn as part of its efforts to sustain its business.  The Company will primarily focus its resources on producing and selling its existing products, and will substantially curtail new product development.  If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which  could further affect its near- and long-term business plan. These efforts may include, but are not limited to, further reducing headcount and curtailing business activities.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectability. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either March 31, 2017 or December 31, 2016.

Inventory

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items.  The Company recorded no inventory write-downs during the three months ended March 31, 2017 or 2016.

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

Goodwill

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates step 2, the computation of the implied fair value of goodwill to determine the amount of impairment, from the goodwill impairment test. In computing the implied fair value of goodwill for step 2 under current accounting standards, the Company calculates the fair value of its assets and liabilities (including unrecognized assets and liabilities) as if acquired or assumed in a business combination. Under the amendments in this update, the Company will determine the amount of goodwill impairment, by comparing the step 1 fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its step 1 fair value, a goodwill impairment charge is recognized. ASU No. 2017-04 is effective for the Company for annual and interim impairment tests beginning January 1, 2020 with early adoption permitted. The Company has elected to early adopt the new standard effective January 1, 2017, because the ASU significantly simplifies the evaluation of goodwill for impairment. The impact of this standard for the Company will depend on the outcomes of future goodwill impairment tests.

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the step one impairment test. If the qualitative assessment warrants further analysis, the Company compares the step one fair value of the reporting unit to its carrying value. The step one fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s goodwill exceeds its step one fair value, then the Company must record an impairment charge equal to the difference. As of March 31, 2017, the Company’s fair value exceeded its carrying value of net assets and, as such, there was no impairment of goodwill.

The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to determine the step one fair value, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods.

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

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	March 31,	March 31,
	2017	2016

Options outstanding to purchase common stock	508	794
Employee stock purchase plan	—	36
Unvested restricted common stock units	89	12
Convertible debt	973	889
Total	1,570	1,731

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the condensed consolidated statements of operations and comprehensive loss.  All amounts recorded in the three months ended March 31, 2017 and 2016 were not considered significant.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method.  Unamortized debt issuances costs are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and accounted for as debt discounts.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	March 31, 2017
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,330	$—	$—	$5,330
Short-term investments:
Corporate notes	240	—	—	240
Total short-term investments	$240	$—	$—	$240

	December 31, 2016
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$8,766	$—	$—	$8,766
Short-term investments:
U.S. government-sponsored enterprise bonds	$762	$—	$—	$762
Corporate notes	240	—	—	240
Total short-term investments	$1,002	$—	$—	$1,002

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Municipal bonds	$300	$—	$300	$—
Corporate notes	3,913	—	3,913	—
Total assets	$4,213	$—	$4,213	$—

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$84	$84	$—	$—
U.S. government-sponsored enterprise bonds	3,767	—	3,767	—
Municipal bonds	4,027	—	4,027	—
Corporate notes	480	—	480	—
Total assets	$8,358	$84	$8,274	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2017 and 2016.

Note 3. Balance Sheet Detail

	March 31,	December 31,
	2017	2016
	(in thousands)
Inventories:
Work-in-process	$856	$1,270
Finished goods	199	181
	$1,055	$1,451

Identifiable intangible assets relating to a patent license were (dollar amounts in thousands):

March 31, 2017
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$ 780	$ 585	$ 195

December 31, 2016
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$ 780	$ 557	$ 223

Amortization expense has been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.  The estimated aggregate amortization expense to be recognized in future years is less than $0.1 million for the remainder of 2017 and $0.1 million 2018.

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2017 or 2016 related to these indemnifications.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short‑term investments and accounts receivable. Cash, cash equivalents and short‑term investments are deposited with high credit‑quality institutions.

The Company recognized revenue from shipment of ICs and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
North America	$822	$788
Taiwan	171	247
Japan	169	392
Rest of world	50	24
Total net revenue	$1,212	$1,451

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended
	March 31,
	2017	2016
Customer A	46%	* %
Customer B	11%	15%
Customer C	11%	26%
Customer D	* %	46%

*Represents less than 10%

One customer accounted for 76% of net accounts receivable at March 31, 2017. One customer accounted for 72% of net accounts receivable at December 31, 2016.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2012 to 2016 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2008 to 2016.  As of March 31, 2017, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of March 31, 2017 was $1.5 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of March 31, 2017 was $0.4 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.

The Company presents the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the condensed consolidated statements of cash flows. For the three months ended March 31, 2017 and 2016, there were no such tax benefits associated with the exercise of stock options due to the Company’s loss positions.

Valuation Assumptions

There were no stock options granted during the three months ended March 31, 2016.  The fair value of the Company’s stock options granted for the three months ended March 31, 2017 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

Three Months Ended
March 31,
2017
Risk-free interest rate	1.6%
Volatility	70.2%
Expected life (years)	4.0
Dividend yield	0%

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

Common Stock Options and Restricted Stock

A summary of the option and RSU activity under the Company’s Amended and Restated 2010 Equity Incentive Plan (the Plan) is presented below (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at January 1, 2017	114	522	$13.88
Additional shares authorized under the Plan	50	—	—
Restricted stock units cancelled and returned to the Plan	5	—	—
Options granted	(1)	1	$2.36
Options cancelled and returned to the Plan	15	(15)	$6.94
Balance at March 31, 2017	183	508	$14.06

The Company also has awarded options to new employees outside of the Plan and may continue to do so, as material inducements to the acceptance of employment with the Company, as permitted under the Listing Rules of the Nasdaq Stock Market. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or, below a specified share level, by an authorized executive officer.

A summary of RSU activity under the Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at January 1, 2017	148	$8.13
Vested	(54)	$11.64
Cancelled	(5)	$5.30
Non-vested shares at March 31, 2017	89	$6.16

In the quarter ended March 31, 2017, the Company paid approximately $20,000 for employee income taxes related to net share settlement of RSUs.

The total intrinsic value of the RSUs outstanding as of March 31, 2017 was $0.2 million.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2017 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$2.36 - $7.19	44	6.27	$5.06	10	$5.30
$7.20 - $16.99	312	4.84	$7.20	62	$7.20
$17.00 - $36.69	115	3.96	$25.50	100	$26.26
$36.70 - $61.09	33	3.17	$45.43	33	$45.43
$61.10 - $61.10	4	0.07	$61.10	4	$61.10
$2.36 - $61.10	508	4.62	$14.06	209	$23.20	$—
Vested and expected to vest	474	4.58	$14.54			$—
Exercisable	209	3.95	$23.20			$—

There were no stock options exercised during the three months ended March 31, 2017 or 2016.

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

In February 2017, the Compensation Committee of the Board of Directors elected to suspend the ESPP plan.  ESPP Plan participants were refunded their payroll contributions for the then open purchase period

Note 8. Convertible Notes

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and are being amortized to interest expense over the repayment period for the loan using the effective interest rate method.  The interest expense related to the debt discount during the three months ended March 31, 2017 was approximately $11,000 and the remaining unamortized debt discount was approximately $0.1 million.

In August 2016, the first semi-annual interest payment was made in-kind with the issue of an additional note (Interest Note) to the Purchasers.  The Interest Note has a principal amount of approximately $336,000 and has terms identical to the Notes.  In February 2017, the second semi-annual interest payment was made in-kind with the issue of an additional note (Second Interest Note) to the Purchasers.  The Second Interest Note has a principal amount of approximately $420,000 and has terms identical to the Notes.  As of March 31, 2017, the Notes, Interest Note and Second Interest Note could be converted into a maximum of 1,030,085 shares of common stock at $8.50 per share, excluding the effects of future payments of interest in-kind.

Future repayments on outstanding convertible notes payable of $8.8 million (excluding unamortized discount of $0.1 million as of March 31, 2017) are due in August 2018.

Note 9. Subsequent Event

In April 2017, the Company committed to effect a reduction in the Company’s workforce and associated operating expenses, net loss and cash burn.  The Company will primarily focus its resources on producing and selling its existing products, and will substantially curtail new product development. The Company will reduce headcount by up to 60% with the majority of the reductions occurring in its Santa Clara facility. The Company anticipates that it will fully implement the planned reductions by the end of the second quarter of 2017.  As a result of these reductions, the Company expects to incur approximately $0.6 million of charges for severance benefits and other one-time headcount termination costs. The Company expects that substantially all of these charges will be recognized and paid during the second quarter of 2017.

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

Company Overview

We are a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and data center markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. We have developed two families of ICs under the Bandwidth Engine® and LineSpeed™ product names. Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface, or SerDes, I/O, with our intelligent access technology and a highly efficient interface protocol. The LineSpeed IC product line, which was announced in March 2013, is comprised of non-memory, high-speed SerDes I/O devices with clock data recovery, gearbox and retimer functionality, which convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity. Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and SerDes I/O used in advanced systems-on-chips, or SoCs. Currently, we are focused on developing differentiated IP-rich IC products and are dedicating all our research and development, marketing and sales budget to these IC products.

Our future success and ability to achieve and maintain profitability are dependent on the marketing and sales of our IC products into networking, communications and other markets requiring high-bandwidth memory access.

We incurred a net loss of $4.4 million for the quarter ended March 31, 2017 and had an accumulated deficit of $218.4 million as of March 31, 2017. In addition, we incurred net losses of approximately $32.0 million and $31.5 million for the years ended December 31, 2016 and 2015, respectively.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have required us to raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions. In March 2016, we entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of $8.0 million principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the Notes), at par, in a private placement transaction. The Notes bear interest at the annual rate of 10%. Accrued interest is payable semi-annually in cash or in-kind through the issuance of identical new Notes, or with a combination of the two, at our option. Since issuance of the Notes, we have made the interest payments in-kind through the issuance of additional notes totaling approximately $0.8 million.  Further, the Notes restrict our ability to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in our property securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5 million of indebtedness for a secured accounts receivable line of credit facility under certain conditions.

We expect to continue to incur operating losses for the foreseeable future as it secures customers for and continues to invest in the commercialization of our IC products. We will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of our expected operating losses and cash burn for the foreseeable future, recurring losses from operations, and the need to repay the Notes and accrued interest in 2018, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. As further discussed in Note No. 9 to the Condensed Consolidated Financial Statements, in April 2017, we committed to effect a reduction in our workforce and associated operating expenses, net loss and cash burn as part of our efforts to sustain our business. We will primarily focus our resources on producing and selling our existing products, and will substantially curtail new product development.  If we are unsuccessful in these efforts, we will need to implement additional cost reduction strategies, which could further affect our near- and long-term business plan. These efforts may include, but are not limited to, further reducing headcount and curtailing business activities.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principals (GAAP). The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016. As of March 31, 2016, there have been no material changes to our significant accounting policies and estimates, except that we adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, effective January 1, 2017, as discussed in Note 1 to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application.  We do not intend to early adopt this standard and plan to use the full retrospective approach to the transition.  We do not expect that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements. However, assuming all other revenue recognition criteria have been met, it is likely that ASU 2014-09 would require us to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowances for distributor price adjustments and rights of return.

In February 2016, the FASB issued ASU No. 2016-02 (ASU 2016-02), Leases.  ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability equal to the present value of the lease payments for virtually all leases not classified as short term. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depend on its classification as a finance or operating lease. The ASU also will require disclosures to provide additional qualitative and quantitative information about the amounts recorded in the financial statements.  ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.  The new standard requires a modified retrospective transition for application at the beginning of the earliest comparative period presented. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Results of Operations

Net Revenue.

	March 31,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Product -three months ended	$955	$1,120	$(165)	(15)%
Percentage of total net revenue	79%	77%

Product revenue decreased for the three months ended March 31, 2017 compared with the same period of 2016 primarily due to lower shipment volumes of our Bandwidth Engine products.

	March 31,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Royalty	$257	$331	$(74)	(22)%
Percentage of total net revenue	21%	23%

Royalty revenue includes revenues generated from licensing agreements.  Royalty revenue decreased due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	March 31,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Cost of net revenue	$602	$863	$(261)	(30)%
Percentage of total net revenue	50%	59%

	March 31,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Gross profit	$610	$588	$22	4%
Gross margin	50%	41%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased for the three months ended March 31, 2017 compared with the same period of 2016 primarily due to reduced shipment volumes and reduced product manufacturing costs.

Gross margin increased for the three months ended March 31, 2017, compared with the same period of 2016, primarily due to the increase in gross profit from our product sales due to reduced manufacturing costs, partially offset by the decrease in royalty revenue which has no corresponding costs.

Research and Development.

	March 31,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Research and development	$3,485	$5,232	(1,747)	$(33)%
Percentage of total net revenue	288%	361%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease for the three months ended March 31, 2017 compared with the same period in 2016 was primarily due to reduced personnel, product development and qualification, computer-aided design software and stock-based compensation expenses.

We expect research and development expenses to decrease in 2017 as compared with 2016 due to reductions in personnel as a result of our restructuring activity in the second quarter of 2017 (discussed in Note 9 of the Notes to the Consolidated Condensed Financial Statements), as well as further reduced new product development and qualification and computer-aided design software expenses.

Research and development expenses included stock-based compensation expense of $0.2 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Selling, General and Administrative.

	March 31,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Selling, general and administrative	$1,314	$1,516	$(202)	(13)%
Percentage of total net revenue	108%	104%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three months ended March 31, 2017 compared with the same period in 2016 was primarily due to lower compensation costs, including stock-based compensation charges. We expect SG&A expenses to decrease slightly in 2017, as compared with 2016, due to the effects of our restructuring activity in the second quarter of 2017, partially offset by increased commission expenses due to expected increases in product revenue.

Selling, general and administrative expenses included stock-based compensation expense of $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Restructuring Charges.

	Three months ended March 31,		Year-Over-Year Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Restructuring charges	$—	$676	$(676)	(100)%
Percentage of total net revenue	—%	47%

In the first quarter of 2016, we recorded restructuring charges attributable to a reduction in force in the United States and the closure of operations at our Indian subsidiary.  We expect to incur additional restructuring charges in

2017, as, in the quarter ending June 30, 2017, we committed to effect a reduction in our workforce and associated operating expenses.

Interest expense and other income, net

	March 31,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Interest expense and other income (expense), net	$(211)	$(9)	$202	2,244%
Percentage of total net revenue	(17)%	(1)%

Interest expense and other income (expense), net primarily consisted of interest expense on our senior secured convertible notes, partially offset by interest income on our investments, as well as foreign currency transaction activity and other non-operating items. We paid the accumulated interest for the six-month period ended February 15, 2017 in-kind through the issuance of an identical new senior secured convertible note.

Income Tax Provision.

	March 31,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Income tax provision	$5	$20	$(15)	(75)%
Percentage of total net revenue	< 1%	1%

The income tax provisions for the three months ended March 31, 2017 and 2016 were primarily attributable to taxes on earnings of our foreign subsidiaries and branches. We expect our income tax provision to decline in future periods, as we ceased operations at our Indian subsidiary in 2016. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will be unable to realize the benefit of our net operating losses, which are primarily generated in the United States. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2017, we had cash, cash equivalents and short-term investments of $5.6 million and had total working capital of $5.3 million. Our primary capital requirements are to fund working capital, including development of our IC products.

Net cash used in operating activities was $4.2 million for the first three months of 2017, which primarily resulted from our net loss of $4.4 million, partially offset by non-cash charges, including stock-based compensation expense of $0.2 million and depreciation and amortization expenses of $0.2 million.

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

Net cash provided by investing activities was $0.8 million for the first three months of 2017, and included net amounts transferred to cash and cash equivalents from investments of $0.8 million, which did not impact our liquidity.

Net cash provided by investing activities was $4.0 million for the first three months of 2016, and included net amounts transferred to cash and cash equivalents from investments of $4.2 million, which did not impact our liquidity, partially offset by $0.2 million for purchases of fixed assets.

Net cash used in financing activities for the first three months of 2017 consisted primarily of payments of income taxes related to the issuance of common stock upon vesting of restricted stock units.

Our proceeds from financing activities for the first three months of 2016 of $8.0 million consisted primarily of net proceeds received from the issuance of senior secured convertible notes and proceeds from the purchases of common stock under our employee stock purchase plan.

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

Going Concern - Working Capital

We expect our cash expenditures to continue to exceed receipts in 2017, as our revenues will not be sufficient to offset our operating expenses. The condensed consolidated financial statements presented in Item 1 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. We have incurred recurring losses from operations, had recurring negative cash flows, and have a significant accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. As further discussed in Note No. 9 of the condensed consolidated financial statements, in April 2017, we committed to effect a reduction in our workforce and associated operating expenses, net loss and cash burn as part of our efforts to sustain our business. We will primarily focus our resources on producing and selling our existing products, and will substantially curtail new product development.  If we are unsuccessful in these efforts, we will need to implement additional cost reduction strategies, which could further affect our near- and long-term business plan. These efforts may include, but are not limited to, further reducing headcount and curtailing business activities. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

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

Our failure to do any of these things could seriously harm our ability to execute our business strategy and may force us to curtail our existing operations.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2017 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$2,616	$759	$1,536	$321	$—
Software licenses	883	625	258	—	—
	$3,499	$1,384	$1,794	$321	$—

As of March 31, 2017, our software licenses were primarily for computer-aided design software.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit-quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $4.2 million as of March 31, 2017 and earned an average annual interest rate of approximately 0.5% during the first quarter of 2017, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first quarter of 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission on March 30, 2017.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on May 12, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2017		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on May 12, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.