Form 10-Q
period 2017-06-30
MoSys, Inc.
filed 2017-08-10
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR 230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR 240.12b-2). Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of July 31, 2017, 8,001,770 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$2,743	$8,766
Short-term investments	—	1,002
Accounts receivable, net	522	559
Inventories	1,048	1,451
Prepaid expenses and other	1,124	473
Total current assets	5,437	12,251

Property and equipment, net	885	1,274
Goodwill	13,276	13,276
Intangible assets, net	167	223
Other	123	121
Total assets	$19,888	$27,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$165	$561
Deferred revenue	1,273	271
Accrued expenses and other	2,094	2,502
Total current liabilities	3,532	3,334

Convertible notes payable	8,702	8,250
Other long-term liabilities	391	233
Total liabilities	12,625	11,817

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 6,677 shares and 6,630 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7	7
Additional paid-in capital	229,675	229,341
Accumulated deficit	(222,419)	(214,020)
Total stockholders’ equity	7,263	15,328
Total liabilities and stockholders’ equity	$19,888	$27,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue
Product	$1,111	$1,287	$2,066	$2,407
Royalty and other	273	346	530	677
Total net revenue	1,384	1,633	2,596	3,084

Cost of net revenue	732	963	1,334	1,826
Gross profit	652	670	1,262	1,258
Operating expenses
Research and development	2,313	4,884	5,798	10,116
Selling, general and administrative	1,101	1,577	2,415	3,093
Restructuring charges	1,002	—	1,002	676
Total operating expenses	4,416	6,461	9,215	13,885

Loss from operations	(3,764)	(5,791)	(7,953)	(12,627)
Interest expense	(223)	(213)	(447)	(247)
Other income, net	—	20	13	45
Loss before income taxes	(3,987)	(5,984)	(8,387)	(12,829)
Income tax provision	7	20	12	40
Net loss	$(3,994)	$(6,004)	$(8,399)	$(12,869)
Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale securities	—	—	—	16
Comprehensive loss	$(3,994)	$(6,004)	$(8,399)	$(12,853)
Net loss per share
Basic and diluted	$(0.60)	$(0.91)	$(1.26)	$(1.96)
Shares used in computing net loss per share
Basic and diluted	6,677	6,598	6,662	6,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,399)	$(12,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389	534
Stock-based compensation	356	1,150
Amortization of intangible assets	56	55
Amortization of debt issuance costs	22	13
Accrued interest	430	233
Loss on disposal of assets	—	4
Changes in assets and liabilities:
Accounts receivable	37	(333)
Inventories	403	228
Prepaid expenses and other assets	(653)	281
Accounts payable	(407)	(361)
Deferred revenue and other liabilities	763	(45)
Net cash used in operating activities	(7,003)	(11,110)
Cash flows from investing activities:
Purchases of property and equipment	—	(612)
Proceeds from sales and maturities of marketable securities	2,604	29,939
Purchases of marketable securities	(1,602)	(20,868)
Net cash provided by investing activities	1,002	8,459
Cash flows from financing activities:
Net proceeds from issuance of common stock	(22)	195
Proceeds from the issuance of notes payable, net of issuance costs	—	7,879
Payments on capital lease obligations	—	(83)
Net cash provided by (used in) financing activities	(22)	7,991

Net increase (decrease) in cash and cash equivalents	(6,023)	5,340

Cash and cash equivalents at beginning of period	8,766	5,640
Cash and cash equivalents at end of period	$2,743	$10,980
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$420	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

MoSys, Inc. (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company’s strategy and primary business objective is to be an intellectual property (IP)-rich fabless semiconductor company focused on the development and sale of integrated circuit (IC) products. Prior to 2011, the Company’s primary business activities were designing, developing, marketing and licensing high-performance semiconductor memory and high-speed parallel and serial interface, or SerDes, IP used by the semiconductor industry and communications, networking and storage equipment manufacturers. Since 2011, the Company has developed two IC product lines under the “Bandwidth Engine” and “LineSpeed” product names. Bandwidth Engine ICs combine the Company’s proprietary high-density embedded memory with its high-speed 10 gigabits per second and higher interface technology. The LineSpeed IC product line is comprised of non-memory based, high-speed SerDes devices with gearbox or retimer functionality that convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity. Both product lines are being marketed to networking and communications systems companies. The Company’s future success and ability to achieve and maintain profitability depends on its success in developing a market for its ICs.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period.

Liquidity

The Company incurred a net loss of $8.4 million for the six months ended June 30, 2017 and had an accumulated deficit of $222.4 million as of June 30, 2017. In addition, the Company incurred net losses of approximately $32.0 million and $31.5 million for the years ended December 31, 2016 and 2015, respectively.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions. In March 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of $8.0 million principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the Notes), at par, in a private placement transaction. The Notes bear interest at the annual rate of 10%. Accrued interest is payable semi-annually in cash or in-kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. Since issuance of the Notes, the Company has made the interest payments in-kind through the issuance of additional notes totaling approximately $0.8 million.  Further, the Notes restrict the ability of the Company to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in property of the Company securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5 million of indebtedness for a secured accounts receivable line of credit facility under certain conditions (See Note 8).

The Company expects to continue to incur operating losses for the foreseeable future as it secures customers for and continues to invest in the commercialization of its IC products. The Company will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of the Company’s expected operating losses and cash burn for the foreseeable future, recurring losses from operations, and the need to repay the Notes and accrued interest in 2018, if the Company is unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. As further discussed in Note 9, in April 2017, the Company effected a reduction in its workforce and associated operating expenses, net loss and cash burn as part of its efforts to sustain its business.  The Company will primarily focus its resources on producing and selling its Bandwidth Engine products, and will substantially curtail new product development.  If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, further reducing headcount and curtailing business activities.

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

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive loss. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the condensed consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either June 30, 2017 or December 31, 2016.

Inventory

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items.  The Company recorded no inventory write-downs during the three or six months ended June 30, 2017 or 2016.

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

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the step one impairment test. If the qualitative assessment warrants further analysis, the Company compares the step one fair value of the reporting unit to its carrying value. The step one fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s goodwill exceeds its step one fair value, then the Company must record an impairment charge equal to the difference. As of June 30, 2017, the Company’s fair value exceeded its carrying value of net assets and, as such, there was no impairment of goodwill.

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

On February 16, 2017, the Company effected the one-for-ten reverse stock split.  As a result of the reverse stock split, every ten shares of the Company’s pre-reverse split outstanding common stock was combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split; stockholders who would otherwise hold a fractional share of common stock received cash in an amount equal to the product obtained by multiplying (i) the closing sale price of the Company’s common stock on the effective date of the reverse stock split, by (ii) the number of shares of the Company’s common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest. All stock options and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 10 and, as applicable, multiplying the exercise price by 10, as a result of the reverse stock split. The common stock par value was adjusted to $0.001 in conjunction with the reverse stock split.

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

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	June 30,	June 30,
	2017	2016

Options outstanding to purchase common stock	336	659
Employee stock purchase plan	—	35
Unvested restricted common stock units	52	11
Convertible debt	973	889
Total	1,361	1,594

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the condensed consolidated statements of operations and comprehensive loss.  All amounts recorded in the three and six months ended June 30, 2017 and 2016 were not considered significant.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method.  Unamortized debt issuances costs are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and accounted for as debt discounts.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	June 30, 2017
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,743	$—	$—	$2,743

	December 31, 2016
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$8,766	$—	$—	$8,766
Short-term investments:
U.S. government-sponsored enterprise bonds	$762	$—	$—	$762
Corporate notes	240	—	—	240
Total short-term investments	$1,002	$—	$—	$1,002

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,018	$—	$1,018	$—

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$84	$84	$—	$—
U.S. government-sponsored enterprise bonds	3,767	—	3,767	—
Municipal bonds	4,027	—	4,027	—
Corporate notes	480	—	480	—
Total assets	$8,358	$84	$8,274	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three or six months ended June 30, 2017 and 2016.

Note 3. Balance Sheet Detail

	June 30,	December 31,
	2017	2016
	(in thousands)
Inventories:
Work-in-process	$858	$1,270
Finished goods	190	181
	$1,048	$1,451

Identifiable intangible assets relating to a patent license were (dollar amounts in thousands):

June 30, 2017
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$ 780	$ 613	$ 167

December 31, 2016
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$ 780	$ 557	$ 223

Amortization expense has been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.  The estimated aggregate amortization expense to be recognized in future years is less than $0.1 million for the remainder of 2017 and $0.1 million 2018.

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three or six months ended June 30, 2017 or 2016 related to these indemnifications.

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

The Company recognized revenue from shipment of ICs and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
North America	$961	$1,180	$1,783	$1,968
Japan	200	313	371	705
Taiwan	171	125	340	372
Rest of world	52	15	102	39
Total net revenue	$1,384	$1,633	$2,596	$3,084

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016		2017	2016
Customer A	35%	*	%	44%	* %
Customer B	14%	19%		14%	22%
Customer C	11%	54%		* %	50%
Customer D	10%	*	%	12%	11%

*Represents less than 10%

Three customers accounted for 67% of accounts receivable, net at June 30, 2017. One customer accounted for 72% of accounts receivable, net at December 31, 2016.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2012 to 2016 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2008 to 2016.  As of June 30, 2017, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of June 30, 2017 was $1.3 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.0 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of June 30, 2017 was $0.4 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.

For the three and six months ended June 30, 2017 and 2016, there were no excess tax benefits associated with the exercise of stock options due to the Company’s loss positions.

Valuation Assumptions

There were no stock options granted during the three months ended June 30, 2017 or the three or six months ended June 30, 2016.  The fair value of the Company’s stock options granted for the three and six months ended June 30, 2017 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

Six months
ended
June 30, 2017
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

Common Stock Options and Restricted Stock

A summary of the option and RSU activity under the Company’s Amended and Restated 2010 Equity Incentive Plan (the Plan) is presented below (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at January 1, 2017	114	522	$13.88
Additional shares authorized under the Plan	50	—	—
Restricted stock units cancelled and returned to the Plan	5	—	—
Options granted	(1)	1	$2.36
Options cancelled and returned to the Plan	15	(15)	$6.94
Balance at March 31, 2017	183	508	$14.06
Restricted stock units cancelled and returned to Plan	37	—	—
Options cancelled and returned to Plan	172	(172)	$10.20
Balance at June 30, 2017	392	336	$16.04

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

A summary of RSU activity under the Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at January 1, 2017	148	$8.13
Vested	(54)	$11.64
Cancelled	(5)	$5.30
Non-vested shares at March 31, 2017	89	$6.16
Cancelled	(37)	$5.75
Non-vested shares at June 30, 2017	52	$6.46

In the quarter ended March 31, 2017, the Company paid approximately $22,000 for employee income taxes related to net share settlement of vested RSUs.

The total intrinsic value of the RSUs outstanding as of June 30, 2017 was $0.1 million.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2017 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$2.36 - $7.19	29	6.86	$5.15	12	$5.30
$7.20 - $16.99	174	7.35	$7.20	73	$7.20
$17.00 - $20.49	6	2.69	$17.00	6	$17.00
$20.50 - $30.89	54	6.94	$20.50	45	$20.50
$30.90 - $46.19	67	1.94	$36.44	67	$36.44
$46.20 - $54.30	6	0.47	$51.45	6	$51.50
$2.36 - $54.30	336	6.12	$16.04	209	$20.95	$—
Vested and expected to vest	323	5.81	$16.38			$—
Exercisable	209	4.35	$20.95			$—

There were no stock options exercised during the six months ended June 30, 2017 or 2016.

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and are being amortized to interest expense over the repayment period for the loan using the effective interest rate method.  The interest expense related to the debt discount during the three and six months ended June 30, 2017 was approximately $11,000 and $22,000, respectively.  The remaining unamortized debt discount was approximately $54,000.

In August 2016, the first semi-annual interest payment was made in-kind with the issue of an additional note (Interest Note) to the Purchasers.  The Interest Note has a principal amount of approximately $336,000 and has terms identical to the Notes.  In February 2017, the second semi-annual interest payment was made in-kind with the issue of an additional note (Second Interest Note) to the Purchasers.  The Second Interest Note has a principal amount of approximately $420,000 and has terms identical to the Notes.  As of June 30, 2017, the Notes, Interest Note and Second Interest Note could be converted into a maximum of 1,030,085 shares of common stock at $8.50 per share, excluding the effects of future payments of interest in-kind.

Future repayments on outstanding convertible notes payable of $8.8 million (excluding unamortized discount of approximately $54,000 as of June 30, 2017) are due in August 2018.

Note 9. Restructuring Charge

In the second quarter of 2017, the Company effected a reduction in its workforce and associated operating expenses, net loss and cash burn. The Company reduced headcount by approximately 60% with the majority of the reductions occurring in its Santa Clara facility.  As a result of the restructuring, the Company recorded approximately $1.0 million of charges for severance benefits and future obligations under computer-aided design software licenses. The Company expects to incur future additional charges related to this restructuring activity in the range of $0.1 million to $0.3 million, primarily in the form of severance costs, in the second half of 2017.

Expenses related to the restructuring activity are included in the restructuring charges line on the condensed consolidated statements of operations and comprehensive loss. The short-term portion of the remaining liability is included in accrued expenses and other and the long-term portion in other long-term liabilities on the condensed consolidated balance sheet.  Restructuring activity was as follows (in thousands):

		Contractual obligations
	Workforce	and other
	reduction	termination costs	Total
Balance as of March 31, 2017	$—	$—	$—
Restructuring charge	408	594	1,002
Cash payments	(408)	(10)	(418)
Balance as of June 30, 2017	$—	$584	$584

Note 10. Subsequent Event

On June 30, 2017,  the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers, in a registered direct offering, an aggregate of 1,325,000 shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”) at a negotiated purchase price of $1.70 per share, for aggregate gross proceeds to the Company of approximately $2,252,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (No. 333-19799). The registered direct offering was completed in July 2017.

In a concurrent private placement, the Company also sold to each of the Purchasers a warrant to purchase one half of a share of the Common Stock for each Share purchased for cash in the offering, pursuant to a Common Stock Purchase Warrant, by and between the Company and each Purchaser (each, a “Warrant,” and collectively, the “Warrants”) representing in the aggregate rights to purchase 662,500 shares of common stock at the exercise price. The Warrants will be exercisable beginning on the six-month anniversary of the date of issuance (the “Initial Exercise Date”) at an exercise price of $2.35 per share and will expire on the five-year anniversary of the Initial Exercise Date.

The exercise price and number of Warrant Shares will be subject to adjustment in the event of any stock dividend or split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. The Warrants will be exercisable on a “cashless” basis if at any time after the six month anniversary there is not an effective registration statement for the resale of the Warrant Shares in place, or there is not a current resale prospectus then available.

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

We incurred a net loss of $8.4 million for the six months ended June 30, 2017 and had an accumulated deficit of $222.4 million as of June 30, 2017. In addition, we incurred net losses of approximately $32.0 million and $31.5 million for the years ended December 31, 2016 and 2015, respectively.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have required us to raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions. In March 2016, we entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of $8.0 million principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the Notes), at par, in a private placement transaction. The Notes bear interest at the annual rate of 10%. Accrued interest is payable semi-annually in cash or in-kind through the issuance of identical new Notes, or with a combination of the two, at our option. Since issuance of the Notes, we have made the interest payments in-kind through the issuance of additional notes totaling approximately $0.8 million.  Further, the Notes restrict our ability to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in our property securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5 million of indebtedness for a secured accounts receivable line of credit facility under certain conditions.

We expect to continue to incur operating losses for the foreseeable future, as we secure customers for and continue to invest in the commercialization of our IC products. We will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of our expected operating losses and cash burn for the foreseeable future, recurring losses from operations, and the need to repay the Notes and accrued interest in 2018, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. As further discussed in Note 9 to the Condensed Consolidated Financial Statements, in the second quarter of 2017, we implemented a reduction in our workforce and associated operating expenses, net loss and cash burn as part of our efforts to sustain our business. We will primarily focus our resources on producing and selling our existing products, and will substantially curtail new product development.  If we are unsuccessful in these efforts, we will need to implement additional cost reduction strategies, which could further affect our near- and long-term business plan. These efforts may include, but are not limited to, further reducing headcount and curtailing business activities.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016. As of June 30, 2017, there have been no material changes to our significant accounting policies and estimates, except that we adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, effective January 1, 2017, as discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

Results of Operations

Net Revenue.

	June 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Product -three months ended	$1,111	$1,287	$(176)	(14)%
Percentage of total net revenue	80%	79%
Product -six months ended	$2,066	$2,407	$(341)	(14)%
Percentage of total net revenue	80%	78%

Product revenue decreased for the three and six months ended June 30, 2017 compared with the same period of 2016 primarily due to lower shipment volumes of our Bandwidth Engine products.

	June 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Royalty and other -three months ended	$273	$346	$(73)	(21)%
Percentage of total net revenue	20%	21%
Royalty and other -six months ended	$530	$677	$(147)	(22)%
Percentage of total net revenue	20%	22%

Royalty revenue includes revenues generated from licensing agreements.  Royalty revenue decreased due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	June 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$732	$963	$(231)	(24)%
Percentage of total net revenue	53%	59%
Cost of net revenue -six months ended	$1,334	$1,826	$(492)	(27)%
Percentage of total net revenue	51%	59%

	June 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Gross profit -three months ended	$652	$670	$(18)	(3)%
Percentage of total net revenue	47%	41%
Gross profit -six months ended	$1,262	$1,258	$4	—%
Percentage of total net revenue	49%	41%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased for the three and six months ended June 30, 2017 compared with the same periods of 2016 primarily due to reduced shipment volumes and reduced product manufacturing costs.

Gross margin decreased for the three months ended June 30, 2017, compared with the same period of 2016, primarily due to the decrease in gross profit from our product sales due to decreased shipment volumes, partially offset by reduced manufacturing costs and by the decrease in royalty revenue which has no corresponding costs.  Gross margin for the six months ended June 30, 2017 was flat compared with the same period of 2016.

Research and Development.

	June 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Research and development -three months ended	$2,313	$4,884	$(2,571)	(53)%
Percentage of total net revenue	167%	299%
Research and development -six months ended	$5,798	$10,116	$(4,318)	(43)%
Percentage of total net revenue	223%	328%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease for the three months ended June 30, 2017 compared with the same period in 2016 was primarily due to reduced personnel, product development and qualification, and stock-based compensation expenses.

The decrease for the six months ended June 30, 2017 compared with the same period in 2016 was primarily due to reduced personnel, product development and qualification, stock-based compensation and computer-aided design software expenses.

We expect research and development expenses to decrease significantly in 2017, as compared with 2016, due primarily to reductions in personnel as a result of our restructuring activity in the second quarter of 2017 (discussed in Note 9 of the Notes to the Consolidated Condensed Financial Statements), as we will primarily focus our resources on producing and selling our existing products, and will substantially curtail new product development.

Research and development expenses included stock-based compensation expense of $0.1 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively. Research and development expenses included stock-based compensation expense of $0.2 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

Selling, General and Administrative.

	June 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
SG&A -three months ended	$1,101	$1,577	$(476)	(30)%
Percentage of total net revenue	80%	97%
SG&A -six months ended	$2,415	$3,093	$(678)	(22)%
Percentage of total net revenue	93%	100%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three and six months ended June 30, 2017 compared with the same periods in 2016 was primarily due to lower compensation costs, including stock-based compensation charges. We expect SG&A expenses to decrease slightly in 2017, as compared with 2016, due to the effects of our restructuring activity in the second quarter of 2017.

Selling, general and administrative expenses included stock-based compensation expense of $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

Restructuring Charges.

	June 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Restructuring -three months ended	$1,002	$—	$1,002	—%
Percentage of total net revenue	72%	—%
Restructuring -six months ended	$1,002	$676	$326	48%
Percentage of total net revenue	39%	22%

In the first quarter of 2016, we recorded restructuring charges attributable to a reduction in force in the United States and the closure of operations at our Indian subsidiary.  In the second quarter of 2017, we recorded restructuring charges attributable to a reduction in our workforce and associated operating expenses, net loss and cash burn, as well for future contractual obligations under computer-aided software design licenses.  We expect to incur future additional charges related to the 2017 restructuring activity in the range of $0.1 million to $0.3 million, primarily in the form of severance costs, in the second half of 2017.

Interest expense and other income, net

	June 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Interest expense and other income (expense), net — three months ended	$(223)	$(193)	$(30)	(16)%
Percentage of total net revenue	(16)%	(12)%
Interest expense and other income (expense), net — six months ended	$(434)	$(202)	$(232)	(115)%
Percentage of total net revenue	(17)%	(7)%

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

Income Tax Provision.

	June 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Income tax provision — three months ended	$7	$20	$(13)	(65)%
Percentage of total net revenue	< 1%	1%
Income tax provision — six months ended	$12	$40	$(28)	(70)%
Percentage of total net revenue	< 1%	1%

The income tax provisions for the three and six months ended June 30, 2017 and 2016 were primarily attributable to taxes on earnings of our foreign subsidiaries and branches. We expect our income tax provision to remain low throughout 2017, as we ceased operations at our Indian subsidiary in 2016. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will be unable to realize the benefit of our net operating losses, which are primarily generated in the United States. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2017, we had cash and cash equivalents of $2.7 million and had total working capital of $1.9 million. Our primary capital requirements are to fund working capital, including development and distribution of our IC products.

Net cash used in operating activities was $7.0 million for the first six months of 2017, which primarily resulted from our net loss of $8.4 million, partially offset by $1.4 million in net reductions in assets and liabilities and by non-cash charges, including stock-based compensation expense of $0.4 million and depreciation and amortization expenses of $0.4 million. The changes in assets and liabilities primarily related to accrued restructuring liabilities, accrued interest, which we expect will be settled in-kind, and the timing of payments to vendors.

Net cash used in operating activities was $11.1 million for the first six months of 2016, which primarily resulted from our net loss of $12.9 million, partially offset by non-cash charges, including stock-based compensation expense of $1.2 million and depreciation and amortization expenses of $0.6 million.

Net cash provided by investing activities was $1.0 million for the first six months of 2017, and included net amounts transferred to cash and cash equivalents from investments of $1.0 million, which did not impact our liquidity.

Net cash provided by investing activities was $8.5 million for the first six months of 2016, and included net amounts transferred to cash and cash equivalents from investments of $9.1 million, which did not impact our liquidity, and $0.6 million for purchases of fixed assets.

Net cash used in financing activities for the first six months of 2017 consisted primarily of payments of income taxes related to the issuance of common stock upon vesting of restricted stock units.

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

On June 30, 2017,  we entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which we sold to the Purchasers, in a registered direct offering, an aggregate of 1,325,000 shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”) at a negotiated purchase price of $1.70 per share, for net proceeds to us of approximately $2,000,000, after deducting fees to the placement agent and other estimated offering expenses payable by us. The registered direct offering was completed in July 2017.

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

Contractual Obligations

The impact that our contractual obligations as of June 30, 2017 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$2,432	$767	$1,537	$128	$—

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or

$2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit-quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $1.0 million as of June 30, 2017 and earned an average annual interest rate of approximately 0.6% during the first half of 2017, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first half of 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 10, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2017		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 10, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.