Form 10-Q
period 2017-09-30
MoSys, Inc.
filed 2017-11-14
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-32929

MOSYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0291941
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification Number)

2309 Bering Drive

San Jose, California, 95131

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

As of October 31, 2017,  8,067,635 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

September 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$2,784	$8,766
Short-term investments	—	1,002
Accounts receivable, net	1,719	559
Inventories	1,246	1,451
Prepaid expenses and other	1,815	473
Total current assets	7,564	12,251

Property and equipment, net	748	1,274
Goodwill	13,276	13,276
Intangible assets, net	139	223
Other	68	121
Total assets	$21,795	$27,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$203	$561
Deferred revenue	2,360	271
Convertible notes payable	9,148	—
Accrued expenses and other	2,061	2,502
Total current liabilities	13,772	3,334

Convertible notes payable	—	8,250
Other long-term liabilities	296	233
Total liabilities	14,068	11,817

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 8,068 shares and 6,630 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	8	7
Additional paid-in capital	231,881	229,341
Accumulated deficit	(224,162)	(214,020)
Total stockholders’ equity	7,727	15,328
Total liabilities and stockholders’ equity	$21,795	$27,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenue
Product	$2,231	$1,205	$4,297	$3,612
Royalty and other	222	368	752	1,045
Total net revenue	2,453	1,573	5,049	4,657

Cost of net revenue	1,256	658	2,590	2,484
Gross profit	1,197	915	2,459	2,173
Operating expenses
Research and development	1,436	3,927	7,234	14,043
Selling, general and administrative	1,244	1,450	3,659	4,543
Restructuring charges	50	—	1,052	676
Total operating expenses	2,730	5,377	11,945	19,262
Loss from operations	(1,533)	(4,462)	(9,486)	(17,089)
Interest expense	(238)	(217)	(685)	(464)
Other income (expense), net	32	(2)	45	43
Loss before income taxes	(1,739)	(4,681)	(10,126)	(17,510)
Income tax provision	4	20	16	60
Net loss	$(1,743)	$(4,701)	$(10,142)	$(17,570)
Other comprehensive income, net of tax:
Net unrealized gains / (losses) on available-for-sale securities	—	(1)	—	15
Comprehensive loss	$(1,743)	$(4,702)	$(10,142)	$(17,555)
Net loss per share
Basic and diluted	$(0.22)	$(0.71)	$(1.43)	$(2.66)
Shares used in computing net loss per share
Basic and diluted	7,938	6,609	7,092	6,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,142)	$(17,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	573	780
Stock-based compensation	552	1,794
Amortization of intangible assets	84	83
Amortization of debt issuance costs	33	23
Accrued interest	656	440
(Gain)/loss on disposal of assets	(12)	5
Changes in assets and liabilities:
Accounts receivable	(1,160)	103
Inventories	205	173
Prepaid expenses and other assets	(1,289)	343
Accounts payable	(390)	(759)
Deferred revenue and other liabilities	1,931	(383)
Net cash used in operating activities	(8,959)	(14,968)
Cash flows from investing activities:
Purchases of property and equipment	(26)	(646)
Net proceeds from sale of assets	12	—
Proceeds from sales and maturities of marketable securities	2,604	40,612
Purchases of marketable securities	(1,602)	(28,749)
Net cash provided by investing activities	988	11,217
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,989	363
Proceeds from the issuance of notes payable, net of issuance costs	—	7,879
Payments on capital lease obligations	—	(123)
Net cash provided by financing activities	1,989	8,119

Net increase (decrease) in cash and cash equivalents	(5,982)	4,368

Cash and cash equivalents at beginning of period	8,766	5,640
Cash and cash equivalents at end of period	$2,784	$10,008
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$854	$336

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

MoSys, Inc. (the Company) was incorporated in California in September 1991, and reincorporated in September 2000 in Delaware. The Company’s strategy and primary business objective is to be an intellectual property (IP)-rich fabless semiconductor company focused on the development and sale of integrated circuit (IC) products. The Company’s solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers. The Company has developed two families of ICs under the Bandwidth Engine® and LineSpeed™ product names. Bandwidth Engine ICs combine the Company’s proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface with its intelligent access technology and a highly efficient interface protocol. The LineSpeed IC product line is comprised of non-memory, high-speed serial interface devices with clock data recovery, gearbox and retimer functionality, which convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity. In the quarter ended September 30, 2017, the Company notified its customers that it intends to discontinue the LineSpeed IC product line. The Company is currently supporting existing LineSpeed IC customers and accepting last-time product orders. Going forward, the Company expects to focus all of our efforts on the Bandwidth Engine IC product line. Historically, the Company’s primary business was the design, development, marketing, sale and support of differentiated IP, including embedded memory and high-speed parallel and SerDes I/O used in advanced systems-on-chips. The Company’s future success and ability to achieve and maintain profitability depends on its success in developing a market for its ICs.

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

The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period.

Liquidity

The Company incurred a net loss of $10.1 million for the nine months ended September 30, 2017 and had an accumulated deficit of $224.2 million as of September 30, 2017. In addition, the Company incurred net losses of approximately $32.0 million and $31.5 million for the years ended December 31, 2016 and 2015, respectively.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions. In March 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of $8.0 million principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the Notes), at par, in a private placement transaction. The Notes bear interest at the annual rate of 10%. Accrued interest is payable semi-annually in cash or in-kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. Since issuance of the Notes, the Company has made the interest payments in-kind through the issuance of additional notes totaling approximately $1.2 million.  Further, the Notes restrict the ability of the Company to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in property of the Company securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5 million of indebtedness for a secured accounts receivable line of credit facility under certain conditions (See Note 8). The Notes are payable in full in August 2018.

The Company expects to continue to incur operating losses for the foreseeable future as it secures customers for and continues to invest in the commercialization of its IC products. The Company will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of the Company’s expected operating losses and cash burn for the foreseeable future, recurring losses from operations, and the need to repay the Notes and accrued interest in 2018, if the Company is unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. As further discussed in Note 10, in April 2017, the Company initiated restructuring activities and has effected reductions in its workforce and associated operating expenses, net loss and cash burn as part of its efforts to sustain its business.  The Company’s primary focus is producing and selling its Bandwidth Engine products, and it has substantially curtailed new product development.  If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, further reducing headcount and curtailing business activities.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either September 30, 2017 or December 31, 2016.

Inventory

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items.  The Company recorded no inventory write-downs during three or nine months ended September 30, 2017 or 2016.

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

Goodwill

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU No. 2017-04), which eliminates step 2, the computation of the implied fair value of goodwill to determine the amount of impairment, from the goodwill impairment test. In computing the implied fair value of goodwill for step 2 under current accounting standards, the Company calculates the fair value of its assets and liabilities (including unrecognized assets and liabilities) as if acquired or assumed in a business combination. Under the amendments in this update, the Company will determine the amount of goodwill impairment, by comparing the fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized. ASU No. 2017-04 is effective for the Company for annual and interim impairment tests beginning January 1, 2020 with early adoption permitted. The Company has elected to early adopt the new standard effective January 1, 2017, because the ASU significantly simplifies the evaluation of goodwill for impairment.

The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to determine the step one fair value, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform an impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s goodwill exceeds its fair value, then the Company must record an impairment charge equal to the difference. The Company performed its annual test for goodwill impairment as of September 1, 2017, and performed a subsequent test on September 30, 2017.  In both tests, the Company’s fair value exceeded its carrying value of net assets and, as such, there was no additional impairment of goodwill.

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

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	September 30,
	2017	2016

Options outstanding to purchase common stock	248	558
Employee stock purchase plan	—	47
Unvested restricted common stock units	385	150
Convertible debt	1,021	926
Outstanding warrants	663	—
Total	2,317	1,681

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the condensed consolidated statements of operations and comprehensive loss.  All amounts recorded in the three and nine months ended September 30, 2017 and 2016 were not considered significant.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method.  Unamortized debt issuances costs are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and accounted for as debt discounts.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	September 30, 2017
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,784	$—	$—	$2,784

	December 31, 2016
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$8,766	$—	$—	$8,766
Short-term investments:
U.S. government-sponsored enterprise bonds	$762	$—	$—	$762
Corporate notes	240	—	—	240
Total short-term investments	$1,002	$—	$—	$1,002

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$620	$620	$—	$—

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$84	$84	$—	$—
U.S. government-sponsored enterprise bonds	3,767	—	3,767	—
Municipal bonds	4,027	—	4,027	—
Corporate notes	480	—	480	—
Total assets	$8,358	$84	$8,274	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three or nine months ended September 30, 2017 or 2016.

Note 3. Balance Sheet Detail

	September 30,	December 31,
	2017	2016
	(in thousands)
Inventories:
Work-in-process	$1,071	$1,270
Finished goods	175	181
	$1,246	$1,451

Identifiable intangible assets were (dollar amounts in thousands):

September 30, 2017
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$ 780	$ 641	$ 139

December 31, 2016
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$ 780	$ 557	$ 223

Amortization expense has been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.  The estimated aggregate amortization expense to be recognized in future years is less than $0.1 million for the remainder of 2017 and $0.1 million in 2018.

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three or nine months ended September 30, 2017 or 2016 related to these indemnifications.

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

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
North America	$1,915	$937	$3,698	$2,905
Japan	384	398	755	1,103
Taiwan	123	209	463	581
Rest of world	31	29	133	68
Total net revenue	$2,453	$1,573	$5,049	$4,657

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Customer A	43%	* %	44%	* %
Customer B	24%	41%	15%	47%
Customer C	15%	25%	15%	23%
Customer D	* %	13%	* %	12%

*Represents less than 10%

Three customers accounted for 78% of accounts receivable, net at September 30, 2017.  One customer accounted for 72% of accounts receivable, net at December 31, 2016.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2012 to 2016 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2008 to 2016.  As of September 30, 2017, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of September 30, 2017 was $1.1 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of September 30, 2017 was $0.6 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 1.4 years.

For the three and nine months ended September 30, 2017 and 2016, there were no excess tax benefits associated with the exercise of stock options due to the Company’s loss positions.

Valuation Assumptions

There were no stock options granted during the three months ended September 30, 2017. The fair value of the Company’s stock options granted for the nine months ended September 30, 2017 and 2016 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2017	2016
Risk-free interest rate	1.6%	1.0% - 1.2%
Volatility	70.2%	61.4% - 63.8%
Expected life (years)	4.0	4.0 - 5.0
Dividend yield	0%	0%

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

Common Stock Options and Restricted Stock

A summary of the option and RSU activity under the Company’s Amended and Restated 2010 Equity Incentive Plan (the Plan) is presented below (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at January 1, 2017	114	522	$13.88
Additional shares authorized under the Plan	50	—	—
RSUs cancelled and returned to the Plan	5	—	—
Options granted	(1)	1	$2.36
Options cancelled and returned to the Plan	15	(15)	$6.94
Balance at March 31, 2017	183	508	$14.06
RSUs cancelled and returned to Plan	37	—	—
Options cancelled and returned to Plan	172	(172)	$10.20
Balance at June 30, 2017	392	336	$16.04
RSUs granted	(407)	—	—
RSUs cancelled and returned to Plan	8	—	—
Options cancelled and returned to Plan	88	(88)	$14.83
Balance at September 30, 2017	81	248	$16.47

The Company also has awarded options to new employees outside of the Plan and may continue to do so, as material inducements to the acceptance of employment with the Company, as permitted under the Listing Rules of the Nasdaq Stock Market. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or, below a specified share level, by an authorized executive officer. As of September 30, 2017, there were no awards outstanding that had been granted outside of the Plan

A summary of RSU activity under the Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at January 1, 2017	148	$8.13
Vested	(54)	$11.64
Cancelled	(5)	$5.30
Non-vested shares at March 31, 2017	89	$6.16
Cancelled	(37)	$5.75
Non-vested shares at June 30, 2017	52	$6.46
Granted	407	$0.93
Vested	(66)	$0.95
Cancelled	(8)	$5.30
Non-vested shares at September 30, 2017	385	$1.58

In the nine months ended September 30, 2017, the Company paid approximately $22,000 for employee income taxes related to net share settlement of vested RSUs.

The total intrinsic value of the RSUs outstanding as of September 30, 2017 was $0.4 million.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2017 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$2.36 - $7.19	19	6.44	$5.07	12	$5.30
$7.20 - $16.99	122	8.35	$7.20	49	$7.20
$17.00 - $20.49	4	3.79	$17.00	4	$17.00
$20.50 - $30.89	45	7.42	$20.50	39	$20.50
$30.90 - $41.89	41	0.61	$36.44	41	$33.41
$41.90 - $46.20	17	4.16	$44.01	17	$44.01
$2.36 - $46.20	248	6.40	$16.47	162	$21.34	$—
Vested and expected to vest	240	6.32	$16.77			$—
Exercisable	162	5.11	$21.34			$—

There were no stock options exercised during the nine months ended September 30, 2017 or 2016.

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

In February 2017, the Compensation Committee of the Board of Directors elected to suspend the ESPP plan.  ESPP Plan participants were refunded their payroll contributions for the then open purchase period.

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and are being amortized to interest expense over the repayment period for the loan using the effective interest rate method.  The interest expense related the three and nine months ended September 30, 2017 was approximately $11,000 and $33,000, respectively.  The remaining unamortized debt discount was approximately $42,000.

In August 2016, the first semi-annual interest payment was made in-kind with the issue of an additional note (Interest Note) to the Purchasers.  The Interest Note has a principal amount of approximately $336,000 and has terms identical to the Notes.  In February 2017, the second semi-annual interest payment was made in-kind with the issue of an additional note (Second Interest Note) to the Purchasers.  In August 2017, the third semi-annual interest payment was made in-kind with the issue of an additional note (Third Interest Note) to the Purchasers. The Second Interest Note and Third Interest Note have principal amounts of approximately $420,000 and $434,000, respectively, and have terms identical to the Notes.  As of September 30, 2017, the Notes, Interest Note, Second Interest Note and Third Interest Note could be converted into a maximum of 1,081,166 shares of common stock at $8.50 per share, excluding the effects of future payments of interest in-kind.

The outstanding convertible notes payable of $9.2 million (excluding unamortized discount of approximately $42,000 as of September 30, 2017) are due in August 2018.

Note 9. Stockholders’ Equity

On July 6, 2017, the Company sold to certain institutional investors an aggregate of 1,325,000 shares of common stock at a purchase price of $1.70 per share, for aggregate gross proceeds to the Company of $1,989,000, net of transaction expenses.

In a concurrent private placement, the Company also sold to each of the purchasers a warrant to purchase one half of a share of the common stock for each share purchased for cash in the offering, pursuant to a common stock purchase warrant, by and between the Company and each Purchaser (each, a “Warrant,” and collectively, the “Warrants”) representing in the aggregate rights to purchase 662,500 shares of common stock at the exercise price. The Warrants will be exercisable on January 6, 2018 at an exercise price of $2.35 per share and will expire on January 6, 2023.

The Warrants will be exercisable on a “cashless” basis if at any time after the six month anniversary there is not an effective registration statement for the resale of the warrant shares in place, or there is not a current resale prospectus then available.

Note 10. Restructuring Charges

In the second quarter of 2017, the Company effected a reduction in its workforce and associated operating expenses, net loss and cash burn. The Company reduced headcount by approximately 60% with the majority of the reductions occurring in its Santa Clara facility.  As a result of the restructuring, the Company recorded approximately $1.0 million of charges for severance benefits and future obligations under computer-aided design software licenses. In the third quarter of 2017, the Company closed its Japanese branch and Iowa locations and further reduced headcount resulting in additional expenses of $0.1 million.  The Company expects to incur future additional charges related to this restructuring activity in the range of $0.2 million to $0.3 million, primarily in the form of relocation costs, in the fourth quarter of 2017.

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

		Contractual obligations
	Workforce	and other
	reduction	termination costs	Total
Balance as of March 31, 2017	$—	$—	$—
Restructuring charge	458	594	1,052
Cash payments	(458)	(119)	(577)
Balance as of September 30, 2017	$—	$475	$475

Note 11. Subsequent Events

Lease Termination

On October 3, 2017, the Company entered into a lease termination agreement with M West Propco XII LLC (“MWest”) under which the Company and MWest agreed to terminate the Company’s lease for its current headquarters facility located in Santa Clara, California effective October 31, 2017.  In connection with the lease termination, the Company incurred fees of approximately $250,000, most of which will be paid in cash during the quarter ending December 31, 2017.

On October 3, 2017, the Company entered into a sublease agreement with Cyren, Inc. ("Cyren") under which the Company will sublease a new headquarters facility located in San Jose, California from Cyren for a term of 36 months commencing November 1, 2017. The monthly rent and common-area costs under the new facility lease will be approximately $21,600, and compare with monthly rent and common-area costs for the Santa Clara facility of approximately $88,930.

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

Company Overview

We are a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and data center markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. We have developed two families of ICs under the Bandwidth Engine® and LineSpeed™ product names. Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface, or SerDes, I/O, with our intelligent access technology and a highly efficient interface protocol. The LineSpeed IC product line is comprised of non-memory, high-speed SerDes I/O devices with clock data recovery, gearbox and retimer functionality, which convert lanes of data received on line cards or by optical modules into different configurations and/or ensure signal integrity. In the quarter ended September 30, 2017, we notified our customers that we intend to discontinue our LineSpeed IC product line. We are currently supporting existing LineSpeed IC customers and accepting last-time product orders. Going forward, we expect to focus all of our efforts on our Bandwidth Engine IC product line. Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and SerDes I/O used in advanced systems-on-chips, or SoCs.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016. As of September 30, 2017, there have been no material changes to our significant accounting policies and estimates, except that we adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, effective January 1, 2017, as discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

Results of Operations

Net Revenue.

	September 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Product -three months ended	$2,231	$1,205	$1,026	85%
Percentage of total net revenue	91%	77%
Product -nine months ended	$4,297	$3,612	$685	19%
Percentage of total net revenue	85%	78%

Product revenue increased for the three and nine months ended September 30, 2017 compared with the same periods of 2016 primarily due to higher shipment volumes of our Bandwidth Engine products.

	September 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Royalty and other -three months ended	$222	$368	$(146)	(40)%
Percentage of total net revenue	9%	23%
Royalty and other -nine months ended	$752	$1,045	$(293)	(28)%
Percentage of total net revenue	15%	22%

Royalty revenue includes revenues generated from licensing agreements.  Royalty revenue decreased due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	September 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$1,256	$658	$598	91%
Percentage of total net revenue	51%	42%
Cost of net revenue -nine months ended	$2,590	$2,484	$106	4%
Percentage of total net revenue	51%	53%

	September 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Gross profit -three months ended	$1,197	$915	$282	31%
Percentage of total net revenue	49%	58%
Gross profit -nine months ended	$2,459	$2,173	$286	13%
Percentage of total net revenue	49%	47%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue increased for the three and nine months ended September 30, 2017 compared with the same periods of 2016 primarily due to increased shipment volumes and reduced product manufacturing costs.

Gross profit increased for the three and nine months ended September 30, 2017, compared with the same periods of 2016, primarily due to the increase in gross profit from our product sales due to increased shipment volumes and reduced manufacturing costs, partially offset by the decrease in royalty revenue which has no corresponding costs.

Research and Development.

	September 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Research and development -three months ended	$1,436	$3,927	$(2,491)	(63)%
Percentage of total net revenue	59%	250%
Research and development -nine months ended	$7,234	$14,043	$(6,809)	(48)%
Percentage of total net revenue	143%	302%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease for the three and nine months ended September 30, 2017 compared with the same period in 2016 was primarily due to reduced personnel, product development and qualification, stock-based compensation and computer-aided design software expenses.

We expect research and development expenses to continue to decrease significantly in future periods, as compared with 2016, due primarily to reductions in personnel as a result of our restructuring activity in the second quarter of 2017

(discussed in Note 10 to the Condensed Consolidated Financial Statements), as we continue to primarily focus our resources on producing and selling our existing products, and have substantially curtailed new product development.

Research and development expenses included stock-based compensation expense of $0.1 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. Research and development expenses included stock-based compensation expense of $0.3 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Selling, General and Administrative.

	September 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
SG&A -three months ended	$1,244	$1,450	$(206)	(14)%
Percentage of total net revenue	51%	92%
SG&A -nine months ended	$3,659	$4,543	$(884)	(19)%
Percentage of total net revenue	72%	98%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three and nine months ended September 30, 2017 compared with the same periods in 2016 was primarily due to lower compensation costs, including stock-based compensation charges. We expect SG&A expenses to decrease slightly in future periods, as compared with 2016, due to the effects of our restructuring activity in 2017.

Selling, general and administrative expenses included stock-based compensation expense of $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Restructuring Charges.

	September 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Restructuring -three months ended	$50	$—	$50	—%
Percentage of total net revenue	2%	—%
Restructuring -nine months ended	$1,052	$676	$376	56%
Percentage of total net revenue	21%	15%

In the first quarter of 2016, we recorded restructuring charges attributable to a reduction in force in the United States and the closure of operations at our Indian subsidiary.  In the second and third quarters of 2017, we recorded restructuring charges attributable to a reduction in our workforce and associated operating expenses as well for future contractual obligations under computer-aided software design licenses.  We expect to incur future additional charges in the quarter ending December 31, 2017 related to the 2017 restructuring activity of up to $0.3 million, primarily due to lease termination activity.

Interest expense and other income, net

	September 30,		Change
	2017	2016	2016 to 2017
	(dollar amounts in thousands)
Interest expense and other income (expense), net — three months ended	$(206)	$(219)	$13	6%
Percentage of total net revenue	(8)%	(14)%
Interest expense and other income (expense), net — nine months ended	$(640)	$(421)	$(219)	(52)%
Percentage of total net revenue	(13)%	(9)%

Interest expense and other income (expense), net primarily consisted of interest expense on our senior secured convertible notes, partially offset by interest income on our investments, as well as foreign currency transaction activity and other non-operating items. We paid the accumulated interest for each of the six-month periods ended February 15, 2017 and August 15, 2017 in-kind through the issuance of identical senior secured convertible notes.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2017, we had cash and cash equivalents of $2.8 million and had a  working capital deficit of $6.2 million, as our senior secured notes of $9.2 million are payable in full in August 2018. Our primary capital requirements are to fund working capital, including development and distribution of our IC products.

Net cash used in operating activities was $9.0 million for the first nine months of 2017, which primarily resulted from our net loss of $10.1 million, partially offset by $1.1 million in net reductions in assets and liabilities and by non-cash charges, including stock-based compensation expense of $0.6 million and depreciation and amortization expenses of $0.7 million. The changes in assets and liabilities primarily related to the timing of customer collections and inventory prepayments, accrued restructuring liabilities, net change in liabilities, property and equipment and intangibles.

Net cash used in operating activities was $15.0 million for the first nine months of 2016, which primarily resulted from our net loss of $17.6 million, partially offset by non-cash charges, including stock-based compensation expense of $1.8 million and depreciation and amortization expenses of $0.9 million.

Net cash provided by investing activities was $1.0 million for the first nine months of 2017, and included net amounts transferred to cash and cash equivalents from investments of $1.0 million, which did not impact our liquidity.

Net cash provided by investing activities was $11.2 million for the first nine months of 2016, and included net amounts transferred to cash and cash equivalents from investments of $11.9 million, which did not impact our liquidity, and $0.6 million for purchases of fixed assets.

Net cash provided by financing activities for the first nine months of 2017 consisted primarily of receipts from the sale of common stock and warrants to purchase common stock in an equity offering completed in July 2017.

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

Going Concern - Working Capital

We expect our cash expenditures to continue to exceed receipts for the foreseeable future, as our revenues will not be sufficient to offset our operating expenses. The condensed consolidated financial statements presented in Item 1 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. We have incurred recurring losses from operations, had recurring negative cash flows, have a significant accumulated deficit, and our senior secured notes are repayable in full in August 2018. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. As further discussed in Note 10 of the Condensed Consolidated Financial Statements, in April 2017, we committed to effect a reduction in our workforce and associated operating expenses, net loss and cash burn as part of our efforts to sustain our business. We are primarily focusing our resources on producing and selling our existing products, and have substantially curtailed new product development.  If we are unsuccessful in these efforts, we will need to implement additional cost reduction strategies, which could further affect our near- and long-term business plan. These efforts may include, but are not limited to, further reducing headcount and curtailing business activities. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

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

Contractual Obligations

The impact that our contractual obligations as of September 30, 2017 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$2,185	$728	$1,457	$—	$—

(1)

The operating lease for our Santa Clara facility was terminated on October 31, 2017.  We entered into a sublease for a new facility effective November 1, 2017, and under this sublease we have the following payment obligations: Less than one year - $0.2 million and 1-3 years $0.4 million.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio consists of money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds. The portfolio dollar-weighted average maturity of these investments is within 12 months.  Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  No single security should exceed 5% of the portfolio or $2.0 million at the time of purchase. In accordance with our investment policy, we place investments with high credit-quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $0.6 million as of September 30, 2017 and earned an average annual interest rate of approximately 0.7% during the first nine months of 2017, are subject to interest rate and credit risks. We do not have any investments denominated in foreign currencies, and, therefore, are not subject to foreign currency risk on such investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first nine months of 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
	99.1	Lease Termination Agreement dated October 3, 2017 between Registrant and M West Propco XII LLC
	99.2	Standard Sublease Multi-Tenant dated October 3, 2017 between Registrant and Cyren Inc.
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November  14, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification
99.1	Lease Termination Agreement dated October 3, 2017 between Registrant and M West Propco XII LLC
99.2	Standard Sublease Multi-Tenant dated October 3, 2017 between Registrant and Cyren Inc.

101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2017		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)