Form 10-K
period 2017-12-31
MoSys, Inc.
filed 2018-03-12
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year December 31, 2017 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32929

MOSYS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0291941 (IRS Employer Identification Number)
2309 Bering Drive San Jose, California 95131 (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2017 was $11,107,611 based upon the last sale price reported for such date on the Global Select Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by the Registrant and beneficial owners of more than 5% of the outstanding shares of common stock who the Registrant believes may be affiliates, if any, have been excluded as shares that might be deemed to be held by affiliates.  The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

As of February 28, 2018, 8,152,823 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Item 1.  Business

Overview

MoSys, Inc., together with its subsidiaries (“MoSys,” the “Company,” “we,” “our” or “us”), is a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed cloud networking, communications, security appliance, video, monitor and test, data center and computing markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our primary product line is marketed under the Bandwidth Engine and Programmable Search Engine names and marks, and these IC products integrate our proprietary, 1T-SRAM® high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.   Further performance benefits can be achieved to offload statistical, search or other custom functions using our optional integrated logic and processor elements.  As data rates and the amount of high-speed processing increase, critical memory access bottlenecks occur. Our Bandwidth Engine, or BE, and Programmable Search Engine, or PSE, ICs drastically increase memory accesses per second, removing these bottlenecks. In addition, the serial interface and high-memory capacity reduce the board footprint, number of pins and complexity, while using less power.

In April 2017, we implemented restructuring initiatives to effect a reduction in our workforce and associated operating expenses, net loss and cash burn. Under these initiatives, we significantly reduced our headcount, closed international sales offices and relocated and downsized our corporate headquarters. We are primarily focusing our resources on producing and selling our existing products, and have substantially curtailed new product development. Despite the reduction in new product development, we believe our current product portfolio and roadmap position us for future growth and profitability.  We will continue to seek opportunities to sell existing products, license our technology and obtain third-party funding for new product development efforts. Our future success and ability to achieve and maintain profitability are dependent on the marketing and sales of our IC products into cloud networking, communications, security appliances, monitoring and test, data center, video, and other markets requiring high-bandwidth memory access.

Industry Background

The amount of data and the number of users and devices is growing exponentially, driven primarily by commercial and consumer cloud applications, video services, high speed mobile networks, Internet of Things, or IoT, and many other cloud applications. In order to meet these demands, the new cloud infrastructure; including the backbone, edge, access network and data centers must scale in both speed and intelligence to handle real-time security, bandwidth allocation, and service-level expectations. In addition, workloads or applications delivered at a massive scale from the cloud require flexible, efficient data and computing transmission to optimize resources to enable these applications and lower the overall cost, size and power of the data center. These increased demands strain communication between onboard IC devices, limiting the data throughput in network switches and routers and the network backbone.

To meet these demands, carrier and enterprise networks are merging with the cloud and are undergoing significant changes and, most significantly, are migrating to packet-based Ethernet networks that enable higher throughput, lower cost and uniform technology across access, core and metro network infrastructure. These networks are now being designed to deliver voice, video and high-speed Internet services on one converged, efficient and flexible network. These trends require networking systems, especially the high-speed switches and routers that primarily comprise these networks, to comply with evolving market requirements and be capable of providing new services and better quality of service while supporting new protocols and standards. To support these trends, traditional OEM network and telecommunications equipment manufacturers, such as Alcatel-Lucent (a subsidiary of Nokia Corporation), Cisco Systems, Inc., Tel. LM Ericsson, Fujitsu Ltd., Hitachi Ltd., Huawei Technologies, Juniper Networks, Inc., Nokia Corporation, and ZTE Corporation, as well as a new set of white-box solutions from new vendors and cloud-service providers, must offer higher levels of packet forwarding rates, bandwidth density and be optimized to enable higher-density, lower power data path connectivity in the next generations of their networking systems.

Networking communications, security, video and computing systems throughout the cloud network must operate at higher speed and performance levels, and so require new generations of packet processors and improved memory subsystems to enable system performance. These systems and their component line cards generally need to support aggregate rates of 100 gigabits per second, or Gbps, and above to meet the continued growth in network traffic. Cloud services have accelerated this transition with applications such as security. Data centers and access equipment that were previously aggregating slower traffic at rates of 1Gbps to 10Gbps, and 40Gbps, now are being designed to aggregate traffic at 100 Gbps, or more. The transition to 100 Gbps networks is underway, and the increase in data rates for these networks is expected to continue to grow rapidly over the coming years.

Several types of semiconductors are included on each line card, including one or more processors and multiple memory chips. These processors are complex ICs or IC chipsets that perform high-speed data or packet processing for functions, such as traffic routing, shaping, metering, billing, statistics, detection, steering, security, video processing, monitoring and workload acceleration. The line cards use various types of memory ICs to facilitate temporary packet storage and assist in the analysis and tracking of information embedded within the data flowing through the processors. After a packet enters the line card, a packet or data processor helps separate the packet into smaller pieces for rapid analysis. In a typical packet-based network for example, the data is broken up into the packet header, which contains vital information on packet destination and type, such as the Internet protocol address, and the payload, which contains the data being sent. Generally, the line card operations must occur at full data rates and typically require accessing memory ICs many times. Simultaneously, the packet’s payload, which may be substantially larger than the packet header, is also stored in memory ICs until processing is complete and the packet can re-combine and be sent to its next system destination. Within the line card, communication between the packet processor and memory ICs occurs through an interface consisting of combinations of physical pins on each type of chip. These pins are grouped together in a parallel or a serial architecture to form a pathway, called a bus, through which information is transferred from one IC to the next.

Today, the majority of physical buses that connect networking equipment and components use a parallel architecture to communicate between processors and memory ICs, which means information can travel only in one direction and in one instance at a time. As processing speeds increase, the number of pins required and the speed of the bus in a parallel architecture become a limitation on system performance and capability. In contrast, the number of connections is reduced substantially across fewer, higher-rate pins in a serial architecture, and data is transferred simultaneously in both directions. Data transfer rates are limited by the data access rates of the various ICs included on the line card, thus leading to bottlenecks when these ICs perform inadequately. In order to remove these bottlenecks and meet next-generation bandwidth requirements, the line card ICs need to support higher access rates enabled by internal memory or high-speed serial bus architectures and these more advanced interface protocols.

Most networking and communication systems sold and in operation today include line cards that process data at speeds ranging from 10 Gbps, to 100 Gbps, and support many aggregated slower ports. To accommodate the substantial and growing increase in demand for networking communications and applications, networking systems manufacturers are developing and bringing to market next-generation systems that run at aggregate speeds of 100 Gbps to 400 Gbps or more with developments underway to scale to thousands of Gbps, or terabits, per second. However, although processor performance in applications such as computing and networking has continued to double nearly every 18 months, or even sooner, the performance of memory technology has generally been able to double only once every 10 years. Existing memory IC solutions based on parallel interface architecture easily support speeds up to 40 Gbps, but are not optimal for meeting speeds of 100 Gbps and beyond due to system-level limitations for pin counts, power and performance. These networking and communications systems are generally comprised of a chassis populated by four to 16 line cards. Often, these systems are shipped to customers with only a portion of the line card slots populated, and the customer will add additional line cards subsequently to increase system performance, capacity and features.

Each line card requires a significant amount of memory to support its processing capabilities. Traditional external memory IC solutions currently used on line cards include both dynamic random access memory, or DRAM, and static random access memory, or SRAM. Line cards in networking systems use both specialized, high-performance DRAM ICs, such as reduced-latency DRAM, or RLDRAM, low-latency DRAM, or LLDRAM, and commodity DRAM, such as double data rate, or DDR ICs.  The latest DDR memory called high-bandwidth memory, or HBM, provides high bandwidth, but has fundamentally slow access time.  For very high access, networking systems use higher-performance SRAM ICs such as quad data rate, or QDR SRAM. These memories are very fast, but are much smaller, more costly and burn more power than traditional DRAM. Substantially all of these traditional memory IC solutions use parallel interfaces, which are slower than serial interfaces, so we believe they will be increasingly challenged to meet the performance, pin count, area and power requirements as networking systems expand beyond 100 Gbps. The result is a gap between processor and memory performance. To meet the higher performance requirements being demanded by the industry, while using current components and architectural approaches, system designers must add more discrete memory ICs to the line cards and/or add more embedded memory on the packet processor. This results in higher cost and power consumption, the use of more space on the line cards and additional communication interference between the ICs, which in turn results in additional bandwidth limitation problems. We believe our Bandwidth Engine family of products is well suited to address these challenges and replace these traditional memory solutions.

We have developed our ICs to synergistically address the need for high-speed data access and throughput currently confronting system designers. We expect our IC products to meet the increasing demands placed on conventional memory technology used on the line cards in high-speed systems. We believe that our products and technology are well positioned as replacements for existing IC solutions in order to meet the needs of a growing number of data processing applications with aggregate rates greater than 100 Gbps that require high bandwidth and high access rate to memory.

Our Approach

We have leveraged our proprietary intellectual property, or IP, to design our IC products to help networking OEMs address the growing bottlenecks in system performance. We have incorporated critical features into our product families to accomplish this objective.

On-Chip Acceleration

One significant performance bottleneck in any network line card is the need to transfer data between discrete ICs. Many of these data-transfer operations are iterative in nature, requiring subsequent, back-to-back accesses of the memory IC by the processor IC. Our Bandwidth Engine ICs include an arithmetic logic unit, or ALU, which enables the performance of mathematical operations on data. Moving certain processing functions from the processor IC to the Bandwidth Engine IC through the use of this embedded ALU, reduces the number of processing transactions and frees the processor IC to perform other important networking or micro-processing functions.

The PSE takes this concept one step further by incorporating integrated search-optimized processors.  The processors can be programmed by the user to offload and accelerate standard and/or customized functions from the main processor thereby reducing memory transactions and data path complexity to provide improved performance and lower system latency.

High-Performance Interface

High-speed, efficient interfaces are critical building blocks to meet high data transfer rate requirements for communication between ICs on network line cards. We believe that current networking system requirements necessitate an industry transition from parallel to serial interface. As a result, semiconductor companies are increasingly turning to serial interface architectures to achieve needed system performance. For example, high-performance ICs that are sold into wide markets, such as field programmable gate arrays, or FPGAs, and network processing units, NPUs, are using serial interfaces to ensure they can compete with custom designed application specific ICs, or ASICs, by matching their performance. Using serial interfaces, IC developers also are able to reduce pin count (the wired electrical pins that connect an IC to the network line card on which it is mounted) on the IC. With reducing geometries, the size of most high-performance ICs is dictated by the number of pins required, rather than the amount of logic and memory embedded in the chip. As a result, using serial interface facilitates cost reduction and reduced system power consumption, while improving the performance of both the IC itself and the overall system. While serial interfaces provide significantly enhanced performance over parallel interfaces, SerDes interfaces traditionally have had higher power consumption, which is a challenge for IC designers. Our SerDes interfaces, however, are optimized to meet our customers’ signal integrity, low- power consumption and latency requirements.

We make our interface technologies compliant with industry standards so that they can interoperate with interfaces on existing ICs. In addition, we make them programmable to support multiple data rates, which allows for greater flexibility for the system designer, while lowering their development and validation costs. Interoperability reduces development time, thereby reducing the overall time to market of our customers’ systems.

GigaChip Interface Protocol

In addition to the physical characteristics of the serial interface, the protocol used to transmit data is also an important element that impacts speed and performance. To address this and complement our Bandwidth Engine devices, we have developed the GigaChip Interface®, or GCI, which is an open-interface transport protocol optimized for efficient chip-to-chip communications. The GCI electrical interface is compatible with the current industry standard (Common Electrical Interface, release #11, or CEI-11G-SR and XFI) to simplify electrical interoperability between devices. GCI can enable highly efficient serial chip-to-chip communications, and its transport efficiency averages 90% for the data transfers it handles. GCI is included in our ICs and is offered to customers and prospective partners on terms intended to encourage widespread adoption.

High-Performance and High-Density Memory Architecture

The high-density of our proprietary 1T-SRAM technologies stems from the use of a single-transistor, or 1T, which is similar to DRAM, with a storage cell for each bit of information. Embedded memory utilizing our 1T-SRAM technologies is typically two to three times denser than the six-transistor storage cells used by traditional SRAM, or 6T-SRAM. Embedded memory utilizing our 1T-SRAM technologies typically provides speeds essentially equal to or greater than the speeds of traditional SRAM and DRAM, particularly for larger memory sizes. Our 1T-SRAM memory designs can sustain random access cycle times of less than three nanoseconds, significantly faster than DRAM technology. Embedded memory utilizing our 1T-SRAM technologies can consume as little as one-half the active power and generate less heat than traditional SRAM when operating at the same speed. The 1T-SRAM allows us to integrate more high-performance memory using less expensive processing technology, reduces system level heat dissipation and enables reliable operation using lower-cost packaging.

Our Strategy

Our primary business objective is to be a profitable IP-rich fabless semiconductor company offering ICs that deliver unparalleled memory bandwidth and access rate performance for high-performance data processing in cloud networking, security appliances, video, test and monitoring, and data center systems. The key components of our strategic plan include the following strategies:

Target Large and Growing Markets

Our initial strategy is to target the multi-billion dollar networking telecommunications, security appliance and data center OEM equipment markets, and we have developed products to support the growth in 100 Gbps and higher networking speeds. We are currently supporting numerous customers, with whom we have achieved design wins. We continue to actively pursue additional design wins for the use of our ICs in our target markets. We believe our design wins represent the potential for significant future revenue growth. With limited history to date, however, we cannot estimate how much revenue each design win is likely to generate, or how much revenue all of these (and future design wins) are likely to generate. There is no assurance that these customer designs will be shipped in large volume by our customers to their customers, however.

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

Build Long-Term Relationships with FPGA Vendors and Suppliers of Data Processing Solutions

We believe that having long-term relationships with FPGA providers is critical to our success, as such relationships enable us to reduce our time-to-market, provide us with a competitive advantage and expand our target markets. A key consideration of network system designers is to demonstrate interoperability between our IC products and the data processing utilized in their systems. To obtain design wins, we must demonstrate this interoperability, and also show that our IC works optimally with the packet processor to achieve the performance requirements. In addition, our current strategy requires packet processor suppliers to adopt our GCI interface. To that end, we have been working closely with FPGA and application specific standard product providers, to enable interoperability between our Bandwidth Engine IC products and their high-performance products. To facilitate the acceptance of our Bandwidth Engine ICs, we have made available development and characterization kits for system designers to evaluate and develop code for next-generation networking systems. Our characterization kits are fully-functional hardware platforms that allow FPGA and ASIC providers, and their customers, to demonstrate interoperability of the Bandwidth Engine IC with the ASIC or FPGA the designers use within their networking systems.

Our Bandwidth Engine Products

The Bandwidth Engine is a memory-dominated IC that has been designed to be a high-performance companion IC to packet processors. While the Bandwidth Engine primarily functions as a memory device with a high-performance and high-efficiency interface, it also can accelerate certain processing operations by serving as a co-processor element. Our Bandwidth Engine ICs combine: (1) our proprietary high-density, high-speed, low latency embedded memory, (2) our high-speed serial interface technology, or SerDes, (3) an open-standard interface protocol and (4) intelligent access technology. We believe an IC combining our 1T-SRAM memory and serial interface with logic and other intelligence functions provides a system-level solution and significantly improves overall system performance at lower cost, size and power consumption. Our Bandwidth Engine ICs can provide up to and over 4.5 billion memory accesses per second, which is more than twice the performance of current memory-based solutions. They also can enable system designers to significantly narrow the gap between processor and memory IC performance. Customers that design Bandwidth Engine ICs onto the line cards in their networking systems will re-architect their systems at the line-card level and use our product to replace traditional memory solutions. When compared with existing commercially available solutions, our Bandwidth Engine ICs may:

•	provide up to four times the performance;
•	reduce power by approximately 50%;
•	reduce cost by greater than 50%; and
•	result in a dramatic reduction in IC pin counts on the line card.

Our first-generation Bandwidth Engine IC products contain 576 megabytes, or MB, of memory and use a serial interface with up to 16 lanes operating at up to 10.3 Gbps per lane. We announced the end-of-life of these products and expect to complete fulfillment of last-time customer orders by December 31, 2018.

Our second-generation Bandwidth Engine IC products contain 576 MB of memory and use a SerDes interface with up to 16 lanes operating at up to 15 Gbps per lane. In addition to a speed improvement of up to 50% over our first-generation products, the architecture has enabled multiple family-member parts with added specialized features. We have been shipping our Bandwidth Engine 2 IC products since 2013 and expect these products to be our primary revenue source for the foreseeable future.

Our third-generation Bandwidth Engine IC products contain 1152 MB of memory and use a SerDes interface with up to 16 lanes operating at up to 30 Gbps per lane. Bandwidth Engine 3 targets support for packet-processing applications with up to five billion memory single word accesses per second, as well as burst mode to enable full duplex buffering up to 400 Gbps for ingress, egress and oversubscription applications. The devices provide benefits of size, power, pin count and cost savings to our customers. We do not anticipate significant revenues from these products until 2019 or later.

Programmable Search Engine (PSE)

We brought our PSE IC products to market in 2016 to further leverage our proven serial interface technology and high-density integrated memory with the processor engine architecture to enable high-speed customizable search, security, and data analysis functions for networking, security, and data center applications. Our PSE architecture features 32 search-optimized processor engines, data flow schedulers, and over a terabit of internal access bandwidth. The device leverages our GCI technology and high-density integrated memory (1152 Mb of 1T-SRAM embedded memory).

IP Licensing and Distribution

Historically, we have offered our memory and interface technologies on a worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships. We licensed our IP technology to semiconductor companies who incorporated our technology into ICs that they sold to their customers. As a result of the change in our corporate strategy, since early 2012, our IP licensing activities have been limited, and we expect this to continue. Royalty and other revenue generated from our existing IP agreements represented 45% of our total revenue in 2015 and 24% in 2016. However, during 2017, 11% of our total revenues were generated from royalties related to our existing licensing arrangements, as we continue to collect royalties from 1T-SRAM licensees. Licensing and royalty revenues have been declining since 2010, and we expect continued decline of royalty revenues in 2018.

Research and Development

Our ability to compete in the future depends on successfully improving our technology to meet the market’s increasing demand for higher performance and lower cost requirements. Development of our IC products requires specialized chip design and product engineers, as well as significant fabrication and testing costs, including mask costs, as we bring these products to market.  During 2017, we substantially reduced our headcount, and have limited internal resources available for new IC product development, which will result in fewer product improvements and new developments. In the near term, our planned product roadmap will include software-based capabilities and features that leverage our existing base of IC products.

Sales and Marketing

We believe that systems OEMs typically prefer to extend the use of traditional memory solutions and their parallel interfaces, despite performance and costs challenges, and are reluctant to change their technology platforms and adopt new designs and technologies, such as serial interfaces, which are an integral part of our product solutions. Therefore, our principal selling and marketing activities to date have been focused on persuading these OEMs and key component specialists that our solutions provide critical performance advantages, as well as on securing design wins with them.

In addition to our direct sales personnel, we sell through sales representatives and distributors in the United States and Asia. We also have applications engineers who support our customer engagements and engage with the customers’ system architects and designers to propose and implement our IC and IP solutions, such as the GCI Interface, to address their systems challenges.

In the markets we serve, the time from initial customer engagement to design win to production volume shipments can range from 18 to 36 months. Networking, communications and security appliance systems can have a product life from a few years to over 10 years once a product like ours has been designed into the system.

Our revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2017, Flextronics, which primarily purchases on behalf of Palo Alto Networks, Inc. and Nokia, formerly Alcatel-Lucent, Clavis Company, formerly Kogent, our Japanese IC distributor and Nokia, represented 46%, 17% and 11% of total revenue, respectively. For the year ended December 31, 2016, Alcatel-Lucent, Clavis Company and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, represented 47%, 21% and 13% of total revenue, respectively. For the year ended December 31, 2015, Alcatel-Lucent, TSMC and Clavis Company represented 34%, 31% and 12% of total revenue, respectively.

Intellectual Property

We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights.

As of December 31, 2017, we held 69 U.S. and 42 foreign patents on various aspects of our technology, with expiration dates ranging from 2018 to 2035. We also held 11 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop or patent similar or competing technology or design around any patents that may be issued to us, or that we will be able to successfully enforce our patents against infringement by others.

In December 2011, we sold 43 United States and 30 related foreign memory technology patents for $35 million in cash pursuant to a patent purchase agreement. Under the agreement, we retained a license to all of the sold patents that is unlimited with respect to our development, manufacturing and distribution of our Bandwidth Engine IC product line and any other proprietary products that we develop, as long as they are not DRAM ICs. We also retained the rights necessary to renew existing 1T-SRAM licenses and to grant licenses similar in scope to identified foundries. We also retained rights to grant licenses for our second source purposes, to enable certain kinds of technology development and, to a limited extent, for certain ASIC products that incorporate one of our technology macros. However, the patent purchase agreement limits our rights to grant licenses under the sold patents outside the scope of our retained license, and, in particular, limits the number of future licenses of 1T-SRAM memory technology that we can grant to developers of systems-on-chips, which used to be the principal focus of our 1T-SRAM licensing activities.

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

We believe that our products compete favorably with respect to each of these criteria. Our proprietary 1T-SRAM embedded memory and high-speed serial interface IP can provide our Bandwidth Engine ICs with a competitive advantage over alternative devices. Alternative solutions are either DRAM or SRAM-based and can support either the memory size or speed requirements of high-performance networking systems, but generally not both. DRAM solutions provide a significant amount of memory at competitive cost, but DRAM solutions do not have the required fast access and cycle times to enable high-performance. The DRAM solutions currently used in networking systems include RLDRAM from Micron Technology, Inc., or Micron, and Integrated Silicon Solutions, Inc., LLDRAM from Renesas, DDR from Samsung Electronics Co., Ltd., Micron and others, and HBM, which is stacked memory from Samsung

Electronics Co. and SK Hynix. SRAM solutions can meet high-speed performance requirements, but often lack adequate memory size. The SRAM solutions currently used in networking systems primarily include QDR or similar SRAM products from Cypress Semiconductor Corporation and GSI Technology, Inc. Most of the currently available SRAM and DRAM solutions use a parallel, rather than a serial interface. To offset these drawbacks, system designers generally must use more discrete memory ICs, resulting in higher power consumption and greater utilization of space on the line card.

Our competitors include established semiconductor companies with significantly longer operating histories, greater name recognition and reputation, large customer bases, dedicated manufacturing facilities and greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. Generally, customers prefer suppliers with greater financial resources than we have currently. Many of our competitors also have significant influence in the semiconductor industry. They may be able to introduce new technologies or devote greater resources to the development, marketing and sales of their products than we can. Furthermore, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

Our Bandwidth Engine ICs compete with embedded memory solutions, stand-alone memory ICs, including both DRAM and SRAM ICs, and ASICs designed by customers in-house to meet their system requirements. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has limited history of manufacturing such ICs and limited financial resources. In addition, Bandwidth Engine ICs require the customer and its other IC suppliers to implement our chip-to-chip communication protocol, the GCI interface. These parties may be unwilling to do this if they believe it could adversely impact their own future product developments or competitive advantages, or, if they believe it might complicate their development process or increase the cost of their products. To remain competitive, we believe we must provide unparalleled memory IC solutions with the highest bandwidth capability for our target markets, which solutions are engineered and built for high-reliability carrier and enterprise applications.

Manufacturing

We depend on third-party vendors to manufacture, package, assemble and test our IC products, as we do not own or operate a semiconductor fabrication, packaging or production testing facility for boards and system assembly. By outsourcing manufacturing, we can avoid the high cost associated with owning and operating our own facilities, allowing us to focus our efforts on the design and marketing of our products.

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

Employees

As of December 31, 2017, we had 24 employees all of whom are located in the United States, consisting of 14 in research and development and manufacturing operations and 10 in sales, general and administrative functions.

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

Item 1A.  Risk Factors

We have a history of losses and we will need to raise additional capital in the future.

We recorded an operating loss of approximately $10.0 million for the year ended December 31, 2017, and ended the period with an accumulated deficit of approximately $224.7 million. We recorded an operating loss of approximately $31.4 million for the year ended December 31, 2016, and ended the period with an accumulated deficit of approximately $214.0 million. These and prior-year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital during this period. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, the expected reduction in royalty and licensing revenues and challenges we face in securing customers for our IC products, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We intend to continue spending substantial amounts to grow our business.  In March 2016, we issued $8 million aggregate principal amount of 10% Subordinate Senior Secured Convertible Notes due August 15, 2018 (the “Notes”), the terms of which were amended under, an amendment agreement made  effective as of February 18, 2018, and the due date was extended to August 15, 2019.  The Note principal is convertible into our common stock, as well as the interest on the Notes. We have the option of paying the interest in-kind by converting such interest into additional note principal and have made all interest payments to date in this manner. As a result of the February 2018 amendment, the Notes are convertible into our common stock at the rate of one share for each $4.25 of outstanding debt under the Notes.  Despite the recent extension of the repayment date for the Notes, we will still need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.

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

We currently lack the funds to repay the convertible notes due in August 2019.

In March 2016, we entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of the Notes. Accrued interest is payable semi-annually in cash or in kind through the issuance of identical new Notes, or with a combination of the two, at our option.  Through February 2018, we have made the interest payments in-kind through the issuance of additional notes totaling approximately $1.7 million. The notes are secured by substantially all of our assets. Pursuant to an amendment to the Notes and related loan documents effective February 18 2018, the interest rate has been reduced to 8%, the maturity date of the Notes has been extended to August 15, 2019, the optional conversion price has been reduced from $8.50 of Note principal per share of common stock to $4.25 of Note principal per share of common stock, and the redemption purchase price in the event of certain transactions like an acquisition has been reduced from 120% to 100% of the total amount of debt to be redeemed. If we fail to pay the Notes, including accrued interest, in full when due, the holders of the Notes, acting through their agent, will be entitled to pursue all of their remedies as secured creditors, including taking possession of the collateral securing the Notes and effecting a private sale of some or all of our assets securing the Notes. After the holders of the Notes take such actions, we may not have enough assets to make payments owed to other creditors, to continue operating our business, or distribute any funds to stockholders.

Our success depends upon the networking and communications systems markets’ acceptance of our ICs.

The future prospects of our business depend on the adoption and acceptance by our target markets, networking communications and data center equipment providers, of our IC products. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has a limited history of manufacturing such ICs. In addition, our Bandwidth Engine IC products require our customers and their other IC suppliers to implement our proprietary chip-to-chip communication protocol, GCI, which they may be unwilling to do. We have determined and negotiated prices with a few customers for our ICs and have gained only limited experience with the cost of making and selling these products. Thus, currently, we do not know whether we will be able to profitably make and sell these products. We are investing significant resources to develop our next generation IC products, but may not introduce these new products successfully or obtain significant revenue from them.

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

We sell our ICs to OEM customers that include our ICs in their products. Our technology is generally incorporated into products at the design stage, which we refer to as a design win, and which we define as the point at which a customer has made a commitment to build a board against a fixed schematic for his system, and this board will utilize our ICs. As a result, our future revenue depends on our OEM customers designing our ICs into their products, and on those products being produced in volume and successfully commercialized. If we fail to convince our current or prospective customers to include our ICs in their products and fail to achieve a consistent number of design wins, our results of operations and business will be harmed. In addition, if a current or prospective customer designs a competitor’s offering into its product, it becomes significantly more difficult for us to sell our IC solutions to that customer because changing suppliers involves significant cost, time, effort and risk for the OEM. Even if a customer designs one of our ICs into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that customer. Furthermore, the customer product for which we obtain a design win may be canceled before the product enters production or is introduced into the market. Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded today. Our lack of capital and uncertainty about our future technology roadmap also may limit our success in achieving additional design wins, as discussed under, “We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.”

The design win process is generally a lengthy, expensive and competitive process, with no guarantee of revenue, and if we fail to generate sufficient revenue to offset our expenses, our business and operating results would suffer.

Achieving a design win is typically a lengthy, expensive and competitive process because our customers generally take a considerable amount of time to evaluate our ICs. In the markets we serve, the time from initial customer engagement to design win to production volume shipments can range from two to three years, though it may take longer for new customers or markets we intend to address. In order to win designs, we are required to both incur design and development costs and dedicate substantial engineering resources in pursuit of a single customer opportunity. Even though we incur these costs, we may not prevail in the competitive selection process, and, even if we do achieve a design win, we may never generate sufficient, or any, revenue to offset our development expenditures. Our customers have the option to decide whether or not to put our solutions into production after initially designing our products in the specification. The customer can make changes to its product after a design win has been awarded to us, which can have the effect of canceling a previous design win. The delays inherent in our protracted sales cycle increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated revenue. In addition, any change, delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense while generating no revenue.

If our foundries do not achieve satisfactory yields or quality, our cost of goods sold will increase, our operating margins will decline, and our reputation and customer relationships could be harmed.

We depend not only on sufficient foundry manufacturing capacity and wafer prices, but also on good production yields (the number of good die per wafer) and timely wafer delivery to meet customer demand and maintain profit margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our foundry, Taiwan Semiconductor Manufacturing Company (TSMC), from time to time, experiences manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields, which would harm our revenue or increase our costs. For example, in the past, our foundry produced ICs and met its process specification range but did not meet our customer’s specifications causing us to write off a portion of our production lot. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundry, or defects, integration issues or other performance problems in our ICs, could cause us significant customer relations and business reputation problems, harm our operating results and give rise to financial or other damages to our customers. Our customers might consequently seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

Because the manufacturing of integrated circuits is extremely complex, the process of qualifying a new foundry is a lengthy process and there can be no assurance that we will be able to find and qualify replacement suppliers without materially adversely affecting our business, financial condition, results of operations and prospects for future growth. We cannot assure you that we will be able to maintain our relationship with our current foundry or develop relationships with new foundries. If we or TSMC experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, any of which could harm our relationships with our customers and our operating results.

We may not achieve the anticipated benefits of becoming a fabless semiconductor company by developing and bringing to market our IC products.

Our goal is to increase our total available market by creating high-performance ICs for networking communications and data center systems, using our proprietary technology and design expertise. In recent years, this development effort has required that we add headcount and design resources, such as expensive software tools, which has increased our losses from and cash used in operations. Due to our limited financial resources, we have been unable to sustain these development efforts. We may not be successful in our development efforts to bring our ICs to market successfully nor be successful in selling ICs due to various risks and uncertainties, including, but not limited to:

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

We market and sell our ICs to networking, communications and data center equipment providers and their subsystem and component vendors. We believe our future business and financial success depends on market acceptance and increasing sales of these products. In order to meet our growth and strategic objectives, networking infrastructure OEMs must incorporate our products into their systems, and the demand for their systems must grow as well. We cannot provide assurance that sales of our products to these OEMs will increase substantially in the future or that the demand for our customers’ systems will increase. Our future revenues from these products may not increase in accordance with our growth and strategic objectives if instead our OEM customers modify their product designs, select products sold by our competitors or develop their own proprietary ICs. Moreover, demand for their products that incorporate our ICs may not grow or result in significant sales of such products due to factors affecting the customers and their business, such as industry downturns, declines in capital spending in the enterprise and carrier markets and unfavorable macroeconomic conditions. Thus, the future success of our business depends in large part on factors outside our control, and sales of our products may not meet our revenue growth and strategic objectives.

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

In 2011, we began to place greater emphasis on our IC business and re-deploy engineering, marketing and sales resources from IP to IC activities. We are no longer actively pursuing new license arrangements, and, as a result, our license and royalty revenues in 2017 declined when compared with prior years. In addition, the production volumes of the current royalty-bearing products shipped by our licensees are expected to decrease; therefore we expect our royalty revenue to decrease in 2018 and future periods. Historically, royalties have generated a 100% gross margin, and any decrease in royalties adversely affects our gross margin, operating results and cash flows.

Our revenue has been highly concentrated among a small number of licensees and customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2017, our three largest customers represented 46%, 17% and 11% of total revenue, respectively. For the year ended December 31, 2016, our three largest customers represented 47%, 21% and 13% of total revenue, respectively. For the year ended December 31, 2015, our three largest customers represented 34%, 31% and 12% of total revenue, respectively. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2017,  one customer represented 63% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

Our third party wafer foundries, and testing and assembly vendors are located in regions at high risk for earthquakes and other natural disasters. Any disruption to the operations of these foundries and vendors resulting from earthquakes or other natural disasters could cause significant delays in the development, production, shipment and sales of our IC products.

TSMC, which manufactures our products, is located in Asia, as are other foundries we may use in the future. EAG, which handles the testing of our products, is headquartered in California. Our primary manufacturing operations are located in San Jose, California. The risk of an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. The occurrence of earthquakes or other natural disasters could result in the disruption of the wafer foundry or assembly and test capacity of the third parties that supply these services to us and may impede our research and development efforts, as well as our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

The standard terms of our 1T-SRAM license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and generally report this data to us after the end of each quarter. We have the right to audit these royalty reports periodically, although we have not conducted any such audits recently. These audits can be expensive, time-consuming and potentially detrimental to our business relationships. A failure to fully enforce the royalty provisions of our license agreements could cause our revenue to decrease and impede our ability to achieve and maintain profitability.

We might not be able to protect and enforce our intellectual property rights, which could impair our ability to compete and reduce the value of our technology.

Our technology is complex and is intended for use in complex SoCs and networking systems. Our licensees’ products utilize our embedded memory and/or interface technology, and a large number of companies manufacture and market these products. Because of these factors, policing the unauthorized use of our intellectual property is difficult and expensive. We cannot be certain that we will be able to detect unauthorized use of our technology or prevent other parties from designing and marketing unauthorized products based on our technology. In the event we identify any past or present infringement of our patents, copyrights or trademarks, or any violation of our trade secrets, confidentiality procedures or licensing agreements, we cannot assure you that the steps taken by us to protect our proprietary information will be adequate to prevent misappropriation of our technology. Our inability to adequately protect our intellectual property would reduce significantly the barriers of entry for directly competing technologies and could reduce the value of our technology. Furthermore, we might initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us.

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” have a public float of less than $75 million and have annual revenues of less than $50 million during the most recently completed fiscal year.  As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers.  Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

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

We have received deficiency letters from the Nasdaq from time to time, and while we have always regained compliance, we may receive them again in the future. Ultimately such deficiencies, if not remedied, could cause Nasdaq to delist our common stock. If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;
•	a reduced amount of analyst coverage;
•	a decreased ability to issue additional securities or obtain additional financing in the future;
•	reduced liquidity for our stockholders;
•	potential loss of confidence by customers, collaboration partners and employees; and
•	loss of institutional investor interest.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in San Jose, California. We currently occupy approximately 10,000 square feet of space in the San Jose facility, the lease for which extends through November 2020. We believe that our existing facilities are adequate to meet our current needs.

Item 3.  Legal Proceedings

The information set forth under the “Legal Matters” subheading in Note 9 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements in Part II, Item 15, of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Capital Market of the NASDAQ Stock Market under the symbol MOSY. The following table sets forth the range of high and low sales prices of our common stock for each period indicated. The table has been modified to reflect the impact of a 1-for-10 reverse stock split effected in February, 2017.  See Note 1 of the consolidated financial statements in Item 15 for further discussion of the reverse stock split.

Quarter ended	High	Low
December 31, 2017	$1.45	$0.64
September 30, 2017	$1.81	$0.89
June 30, 2017	$2.70	$0.64
March 31, 2017	$4.32	$2.00
December 31, 2016	$7.80	$2.30
September 30, 2016	$8.03	$4.10
June 30, 2016	$6.50	$3.23
March 31, 2016	$11.70	$5.70
December 31, 2015	$16.20	$10.80
September 30, 2015	$20.30	$13.80
June 30, 2015	$23.70	$18.30
March 31, 2015	$23.70	$16.80

Holders of Record

As of December 31, 2017, there were six holders of record of our common stock. The actual number of stockholders is greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Overview

Our strategy and primary business objective is to become a profitable fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and data center markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-

density embedded memory, integrated macro functions and high-speed serial interface, or SerDes interface, with our intelligent access technology and a highly efficient interface protocol. Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and SerDes interface used in advanced systems-on-chips, or SoCs. In April 2017, we implemented restructuring initiatives to effect a reduction in our workforce and associated operating expenses, net loss and cash burn. Under these initiatives, we significantly reduced our headcount, closed our international sales offices and relocated and downsized our corporate headquarters. We are now focusing our resources primarily on producing and selling our existing products, and have substantially curtailed new product development. Our second-generation Bandwidth Engine, or Bandwidth Engine 2, products are expected to be our primary revenue source through at least 2019, and we expect these products to continue to generate significant revenue thereafter. We expect our third generation Bandwidth Engine, or Bandwidth Engine 3, products and PSE products to commence production in 2018, and begin generating meaningful revenue in 2019. Despite our limited new product development efforts, we believe our current product portfolio positions us for future growth and profitability.  We will continue to seek third-party funding for new product development efforts.

Our future success and ability to achieve and maintain profitability are dependent on the marketing and sales of our IC products into networking, communications and other markets requiring high-bandwidth memory access.

We incurred net losses of approximately $11 million and $32 million for the years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit of approximately $225 million as of December 31, 2017.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

We may continue to incur operating losses and will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future, recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.

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

Goodwill

In January 2017, we adopted Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU No. 2017-04), which eliminates step 2, the computation of the implied fair value of goodwill to determine the amount of impairment, from the goodwill impairment test. Under the amendments in this update, we determine the amount of goodwill impairment by comparing the fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized. We have determined that we have a single reporting unit for purposes of performing our goodwill impairment test. As we use the market approach to determine the step one fair value, the price of our common stock is an important component of the fair value calculation. If our stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform an impairment test. We performed our annual test for goodwill impairment as of September 1, 2017, and performed a subsequent test on December 31, 2017.  In both tests, the Company’s fair value exceeded its carrying value of net assets and, as such, there was no additional impairment of goodwill.

Deferred tax valuation allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets, which we show on our consolidated balance sheet under the category of other assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.

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

Results of Operations

Net Revenue

	Year ended December 31,			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Product	$7,833	$4,604	$2,400	$3,229	70%	$2,204	92%
Percentage of total net revenue	89%	76%	55%

Product revenue increased in 2017 and 2016 due to increased volume of shipments for our ICs, mainly Bandwidth Engine products, as additional customer design wins commenced production. We expect our product revenues to increase in 2018, as we expect our lead customers’ production ramps to continue and additional customer design wins to commence production.

	Year ended December 31,			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Royalty and other	$1,009	$1,420	$1,990	(411)	(29)%	$(570)	(29)%
Percentage of total net revenue	11%	24%	45%

Royalty and other revenue is primarily comprised of revenue generated from licensing agreements. The decreases were primarily due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP.  We expect royalty and other revenue to decline in 2018, as we expect a decline in shipments of units incorporating our technology by licensees, as their products approach their end of life.

Cost of Net Revenue and Gross Profit

	Year ended December 31,			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Cost of net revenue	$4,694	$3,075	$2,474	$1,619	53%	$601	24%
Percentage of total net revenue	53%	51%	56%

	Year ended December 31,			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Gross profit	$4,148	$2,949	$1,916	$1,199	41%	$1,033	54%
Percentage of total net revenue	47%	49%	44%

In each of 2017, 2016 and 2015, cost of net revenue consisted of direct and indirect costs related to the sale of IC products.

Cost of net revenue increased in 2017 and 2016, primarily due to the increase in material and production costs related to our increased IC shipments, as well as inventory write-downs recorded in 2017.  We expect the total cost of net revenue to increase in the future, because we anticipate an increase in sales of our IC products.

Gross profit increased from 2016 to 2017 and from 2015 to 2016, primarily due to the increase in IC shipments, partially offset by the decrease in our royalty revenue, which has no associated costs. The decrease in gross profit percentage was due to the increase in product sales and decrease in royalties.

Research and Development

	Year ended December 31,			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Research and development	$8,158	$18,086	$27,108	$(9,928)	(55)%	$(9,022)	(33)%
Percentage of total net revenue	92%	300%	617%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease in 2017 compared with the prior year was primarily due to our restructuring activities that resulted in a significant decrease in headcount, and related salaries and expenses, non-recurring mask tooling costs for our IC products incurred in 2016, a decrease in computer-aided software license fees, and a decrease in stock-based compensation charges.

The decrease in 2016 compared with the prior year was primarily due to a decrease in salaries and related expenses, non-recurring mask tooling costs for our Bandwidth Engine 3 product incurred in 2015, a decrease in computer-aided software license fees, and a decrease in stock-based compensation charges.

Research and development expenses included stock-based compensation expenses of $0.4 million, $1.6 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect that total research and development expenses will decrease due to reduced headcount, including the full-year effects of a reduction-in-force initiated in the second quarter of 2017, reduced facility costs due to our relocation in the fourth quarter of 2017 and reductions in computer-aided software license fees.

Selling, General and Administrative

	Year ended December 31,			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
SG&A	$4,702	$5,693	$6,299	$(991)	(17)%	$(606)	(10)%
Percentage of total net revenue	53%	95%	143%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

Selling, general and administrative expenses decreased for 2017, compared with the prior year, primarily as a result of our restructuring activities, which resulted in a decrease in headcount and related salaries and expenses and stock-based compensation charges.

Selling, general and administrative expenses decreased for 2016, compared with the prior year, primarily as a result of a decrease in stock-based compensation charges and salaries and related expenses.

Selling, general and administrative expenses included stock-based compensation expense of $0.3 million, $0.6 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect total selling, general and administrative expenses to decrease slightly in absolute dollars in 2018, partially due to reduced headcount, including the full-year effects of a reduction-in-force initiated in the second quarter of 2017.

Restructuring Charges

	Year ended December 31,			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Restructuring charges	$1,321	$676	$—	$645	95%	$676	100%
Percentage of total net revenue	15%	11%	—%

In the first quarter of 2016, we recorded restructuring charges attributable to a reduction-in-force in the United States and the closure of our operations at our Indian subsidiary. In 2017, we recorded restructuring charges attributable to another reduction in our workforce and associated operating expenses and relocation costs, as well as for contractual obligations under computer-aided software design licenses. See Note 10 in the consolidated financial statements in Item 15 of this Report for additional disclosure.

Interest expense

	Year Ended December 31,			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Interest expense	$927	$687	$—	$240	35%	$687	—%
Percentage of total net revenue	10%	11%	—%

Interest expense consisted of interest expense on our senior secured convertible notes.  We have paid all accumulated interest for the period from issuance of the convertible notes in March 2016 in-kind through the issuance of an identical new senior-secured convertible notes. See Note 11 in the consolidated financial statements in Item 15 of this Report for additional disclosure.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents totaling $3.9 million compared with a combined balance of cash, cash equivalents and short-term investments of $9.8 million as of December 31, 2016.

In 2017,  we used $7.6 million in operating activities, which primarily resulted from the net loss of $10.7 million, adjusted for non-cash charges and gains, which included stock-based compensation expenses of $0.7 million, depreciation and amortization expenses of $0.9 million, accrued interest of $0.9 million, and changes to operating assets and liabilities of $0.6 million. The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers and payments to vendors, including purchases of and increases in inventory.

In 2016, we used $17.9 million in operating activities, which primarily resulted from the net loss of $32.0 million, adjusted for non-cash charges and gains, which included impairment of goodwill of $9.9 million, stock-based compensation expenses of $2.2 million, depreciation and amortization expenses of $1.1 million, accrued interest of $0.7 million, and changes to operating assets and liabilities of $0.3 million. The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers, including customer prepayments, and payments to vendors, including purchases of and increases in inventory.

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

Our investing activities in 2017, 2016 and 2015 consisted of $0.3 million, $0.6 million and $1.2 million, respectively, expended for purchases of fixed assets. The majority of the remaining investing activities for each of those years consisted of investing our cash in marketable securities, which did not affect our liquidity.

Our financing activities in 2017 primarily consisted of $2.0 million in net proceeds from the sale of common stock and warrants to purchase common stock in an equity offering completed in July 2017. Our financing activities in 2016 primarily consisted of $7.9 million in net proceeds received from the issuance of the Notes and $0.4 million in proceeds purchases of common stock under our employee stock purchase plan. Our financing activities in 2015 primarily consisted of $21.4 million in net proceeds received from the sale of common stock through a public offering and $1.8 million in proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan.

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

Working Capital

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment in 2019. We expect our cash expenditures to continue to exceed receipts in 2018, as our revenues will not be sufficient to offset our working capital requirements. We incurred net losses of approximately $11 million and $32 million for the years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit of approximately $225 million as of December 31, 2017.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have required us to raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions. In March 2016, we entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of $8.0 million principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the Notes), at par, in a private placement transaction. The Notes bore interest at the annual rate of 10%. Accrued interest was payable semi-annually in cash or in-kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. Through February 15, 2018, the Company had made the interest payments in-kind through the issuance of additional notes totaling approximately $1.7 million.

As a result of the Company’s financial position, the Company’s management implemented a restructuring plan to better align the Company’s resources with its financial outlook including reductions in the Company’s workforce and associated operating expense, concluding the development of new products, and relocating its corporate offices. (See Note 10 to the consolidated financial statements included in Item 15 of this Report.)

Additionally, pursuant to an amendment to the Notes and related loan documents effective February 18, 2018, the interest rate has been reduced to 8%, the maturity date of the Notes has been extended to August 15, 2019, the optional conversion price has been reduced from $8.50 of Note principal per share of common stock to $4.25 of Note principal per share of common stock, and the redemption purchase price in the event of certain transactions, such as an acquisition, has been reduced from 120% to 100% of the total amount of debt to be redeemed. The Notes restrict our ability to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in our property securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5 million of indebtedness for a secured accounts receivable line of credit facility under certain conditions. (See Note 11 to the consolidated financial statements included in Item 15 of this Report.)

Our historical operating results and the initial requirement to repay the Notes in August 2018 indicated substantial doubt existed related to our ability to continue as a going concern. As a result of the measures discussed above, we have better aligned our resources with its financial outlook, and, with the amendment of the terms of the Notes, we have until August 2019 to repay the Notes. Accordingly, we expect to satisfy our estimated liquidity needs for at least 12 months from the issuance of these financial statements and have mitigated our going concern risk.  However, we cannot predict, with certainty, our ability to achieve and maintain profitability and the generation of positive cash flows, and the outcome of our future actions to generate liquidity, including the availability of additional financing.

We expect to raise additional capital, but there can be no assurance that such funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement additional cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

If we were to raise additional capital through sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products;
•	expand our product development and sales and marketing organizations;
•	acquire complementary technologies, products or businesses;
•	expand operations, in the United States or internationally;
•	hire, train and retain employees; or
•	respond to competitive pressures or unanticipated working capital requirements.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our consolidated financial statements for the years ended December 31, 2017, 2016 or 2015.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements in Item 15 of this report for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements listed under the heading (a) (1) Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm of Item 15, which consolidated financial statements are incorporated by reference in response to this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of our directors and certain information about each of them are set forth below.

Name	Age	Position(s) with the Company
Leonard Perham	74	Chief Executive Officer, President and Director
Stephen L. Domenik(1)(2)	66	Director
Daniel Lewis(1)(2)	68	Director
Daniel O’Neil(1)	47	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

The principal occupations and positions for at least the past five years of our directors are described below. There are no family relationships among any of our directors or executive officers.

Len Perham.  Mr. Perham was appointed to be our chief executive officer and president and a member of our board of directors in November 2007. Mr. Perham was one of the original investors in MoSys, and initially served on our board of directors from 1991 to 1997. In 2000, Mr. Perham retired from Integrated Device Technology, Inc., where he served as chief executive officer from 1991 to 2000 and as president and a board member from 1986. From March 2000 to February 2012, Mr. Perham served as a member of the board of directors of NetLogic Microsystems, Inc., a fabless semiconductor company, including as chairman for a portion of that time. Mr. Perham also has been a private investor holding officer and director positions with various private companies. Mr. Perham holds a B.S. in electrical engineering from Northeastern University. We believe that Mr. Perham’s qualifications to serve as a director include his tenure as our chief executive officer and as a member of the board of directors, during which time he has gained a unique and extensive understanding of our company, our business and our long-term strategy, as well as his experience in the semiconductor industry generally.

Daniel Lewis.    Mr. Lewis was appointed to our board of directors in September 2017 and has served as the managing member and an owner of GMS Manufacturing Solution LLC, which provides engineering services to manufacturing companies, since 2013. From 2001 to 2013, he served as chief executive officer of View Box Group, LLC, which provides management consulting services to small businesses. Prior to 2001, Mr. Lewis previously served as vice president of worldwide sales at both Xicor, Inc. and Integrated Device Technology, Inc. Mr. Lewis has also held various sales and technical positions with Accelerant Networks, Inc. Intel Corporation, Zilog, Inc. and Digital Equipment Corporation. Mr. Lewis holds a B.S. in Electrical Engineering from the University of Michigan. We believe that Mr. Lewis’s qualifications to serve on the board of directors include his extensive business experience, having held senior management positions at several companies in the semiconductor, computer and networking industries. He brings strategic and operational insight to the board of directors.

Daniel O’Neil.    Mr. O’Neil was appointed to our board of directors in September 2017 and has served as a partner at Acme Strategy, LLC, a provider of strategic consulting and advisory services, which he founded, since 2010. From 2008 to 2010, he served as an investment banker at Signal Hill Capital Group LLC. Prior to 2008, Mr. O’Neil held business development and investment banking positions at Energy Services Group, Deutsche Bank AG and BT Alex. Brown. Mr. O’Neil holds an AB from Harvard College and an MBA from the Stanford University Graduate School of Business. We believe that Mr. O’Neil’s qualifications to serve on the board of directors include his extensive business experience and expertise in corporate finance and strategy, including experience gained both as an investment banker and corporate executive focused on the semiconductor and electronics industries. In the past, Mr, O’Neil has provided financial advisory services to us. He also brings to our board extensive knowledge of the semiconductor industry, along with deep experience in transactional processes, mergers and acquisitions, and deal financing for a wide range of transactions.

Stephen L. Domenik.  Mr. Domenik was appointed to our board of directors in June 2012. Since 1995, Mr. Domenik has been a general partner with Sevin Rosen Funds, a venture capital firm. In February 2018, He was appointed to the board of directors of Radisys Corporation, a provider of telecom software and services. He served as a director of YuMe, Inc., digital video brand advertising provider from July 2017 until it was acquired in in February 2018. Mr. Domenik served as interim Chief Executive Officer of Pixelworks, Inc., a semiconductor company, from February to April 2016 and as a member of its board of directors from August 2010 to November 2016. Mr. Domenik served on the board of directors of Meru Networks, Inc. from January 2014, and, as its chairman from January 2015, until it was acquired in July 2015. Since December 2013, Mr. Domenik has served on the board of directors of Emcore Corporation. He also served on the boards of directors of PLX Technology, Inc. NetLogic Microsystems, Inc. prior to the acquisitions of those companies. Mr. Domenik holds a B.S. in Physics and a M.S.E.E. from the University of California at Berkeley. We believe that Mr. Domenik's qualifications to serve on the board of directors include his extensive business experience, having held senior management positions at several companies in the semiconductor and software industries and having served on the boards of directors of multiple public semiconductor companies. In addition, he has considerable relevant experience in corporate investments and the strategic development of high-technology companies.

The names of our executive officers and certain information about them are set forth either above or below, as the case may be:

Name	Age	Position(s) with the Company
Leonard Perham	74	President and Chief Executive Officer
James W. Sullivan	49	Vice President of Finance and Chief Financial Officer
John Monson	55	Vice President of Marketing and Sales

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 received during 2017 (and any written representations to us by such persons), we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2017 except that:

•	Messrs. Sullivan and Monson each failed to timely file a Form 4 to report a restricted stock unit award granted in September 2017;
•	Messrs. Lewis and O’Neil each failed to timely file a Form 3 to register as a reporting person in September 2017; and
•	Messrs. Lewis and O’Neil each failed to timely file a Form 4 to report a stock option granted in October 2017.

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

The code of ethics is available on our website, www.mosys.com. We will provide to any person without charge, upon request, a copy of our code of ethics.  Such a request can be made by contacting us via telephone at 408.418.7500 or via mail addressed to MoSys, Inc., 2309 Bering Drive,  San Jose, CA 95131, Attention: Corporate Secretary. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, or persons performing similar functions, where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

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

Messrs. Lewis, O’Neil and Domenik are the members of the Audit Committee. Our board of directors has determined that they are independent as determined in accordance with Rule 5605(a)(2) of the Nasdaq listing rules and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Mr. O’Neil serves as chairman and has been designated by the board of directors as the "audit committee financial expert," as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act. That status does not impose on him duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on him as a member of the Audit Committee and the board of directors, however. The Audit Committee has delegated authority to Mr. O’Neil for review and approval of non-audit services proposed to be provided by our independent registered public accounting firm.

Item 11.  Executive Compensation

The information presented below has been modified to reflect the impact of a 1-for-10 reverse stock split effected in February 2017.  See Note 1 of the consolidated financial statements in Item 15 of this Report for further discussion of the reverse stock split.

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

The compensation received by our named executive officers in fiscal year 2017 is set forth in the Summary Compensation Table, below. For 2017, the named executive officers included Leonard Perham, President and Chief Executive Officer, James Sullivan, Vice President of Finance and Chief Financial Officer, and John Monson, Vice President of Marketing and Sales.

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

In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. Our widespread use of long-term compensation consisting of stock options and restricted stock units (RSUs) focuses recipients on the achievement of our longer-term goals and conserves cash for other operating expenses. For example, the RSUs granted to our executives in 2017 vest in increments over one and one-half years and will fully vest in 2019, and the stock options and RSUs granted to our non-executive employees vest in increments over three to four years from the date of grant. The Compensation Committee does not believe that these awards encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the use of multi-year vesting schedules helps to align our employees’ interests even more closely with those of our long-term investors.

Base Salary

Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. The Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2017.  In September 2017, upon the recommendation of Mr. Perham, the Compensation Committee awarded Mr. Sullivan a 5.1% increase in annual base salary, retroactive to July 1, 2017, thereby increasing his salary to $246,990. Mr. Sullivan had not received a salary increase since 2015. The Compensation Committee determined that the increase was warranted based on the executive’s performance and increases in the cost of living.

Annual Incentive Compensation

In September 2017, the Compensation Committee implemented a bonus plan for Messrs. Sullivan and Monson providing for bonuses of 15% and 5%, respectively, of their base salary. The Compensation Committee determined that these bonuses were warranted based on the executives’ performance and increases in the cost of living, as the executives did not receive any salary increases in 2016.  These bonuses will be paid during 2017 and 2018.

In addition, during 2017, Mr. Monson was eligible for payments totaling $60,000 under a sales incentive plan because of his responsibility for managing our sales efforts. Under this incentive plan, Mr. Monson was paid additional compensation of approximately $60,000 for his service in 2017.

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

In determining the size of equity awards in connection with the annual performance reviews of our executives, the Compensation Committee takes into account the executive’s current position with and responsibilities to us, and current and past equity awards to the executive. In September 2017, in connection with Mr. Perham’s review of the executives’ annual performance, upon the recommendation of Mr. Perham, the Compensation Committee approved awards of restricted stock units for 35,000 shares of common stock to each of Messrs. Sullivan and Monson. Those grants were consistent with our practice of awarding annual refresh equity awards to our executives after considering each executive’s outstanding awards and the percentage that total equity awards held by each executive represent as a percentage of our total shares outstanding, in light of our annual performance.

In October 2017, Mr. Perham voluntarily agreed to surrender all of his outstanding equity awards, all of which were stock options, to make additional shares available for the awards to Messrs. Lewis and O'Neil, as the 2010 Plan did not have adequate shares available.

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

Say-on-Pay

In 2017, we gave our stockholders an opportunity to provide feedback on our executive compensation through an advisory vote at our annual stockholder meeting. Stockholders were asked to approve, on an advisory basis, the compensation paid to our named executive officers. A majority of stockholders indicated approval of the compensation of the named executive officers, with approximately 92% of the shares that voted on such matter voting in favor of the proposal. Additionally, stockholders were asked to approve, on an advisory basis, in favor of having a stockholder vote to approve the compensation of the Company's named executive officers every three years. A majority of stockholders indicated approval of having a stockholder vote to approve the compensation of the Company's named executive officers every three years, with approximately 62% of the shares that voted on such matter voting in favor of the proposal. Based on these results and consistent with the previous recommendation and determination of its board of directors, the Company will hold non-binding advisory votes on executive compensation every three years until the next vote on the frequency of the stockholder advisory vote on executive compensation.

In light of the results of the advisory vote, the Compensation Committee has continued to apply principles that were substantially similar to those applied historically in determining compensation policies and decisions and did not make any significant changes to executive compensation decisions and policies with respect to 2017 executive compensation. The Compensation Committee will consider the results of the current advisory vote in its compensation policies and decisions.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal years 2017 and 2016 for each of our named executive officers.

Name and principal position	Year	Salary ($)	Stock Option Awards ($)(1)(2)	Restricted Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		Total ($)
Leonard Perham	2017	150,000	—	—	—		150,000
Chief Executive Officer & President	2016	150,000	—	—	—		150,000
James Sullivan	2017	240,990	—	32,200	37,050	(3)	310,240
Chief Financial Officer &	2016	234,990	63,114	53,000	55,876	(3)	406,980
Vice President of Finance
John Monson	2017	225,750	—	32,200	45,600	(4)
Vice President of Marketing & Sales					11,288	(3)	314,838
	2016	225,750	71,701	31,800	48,000	(4)
					5,644	(3)	382,895

(1)

Award amounts reflect the aggregate grant date fair value with respect to awards granted during the years indicated, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option and stock awards are set forth in the notes to the consolidated financial statements included in item 15 of this Report. These amounts do not reflect actual compensation earned or to be earned by our named executive officers.

(2)

In August 2016, each of the named executive officers, except Mr. Perham, tendered their eligible options and received new options at a rate of 1 replacement option share for each 1.75 option shares tendered. No other stock option awards were granted to the named executive officers in 2016.

(3)	Earned as bonuses in 2016 and 2017, as indicated.
(4)	Mr. Monson earned the amounts listed for him in the non-equity incentive plan compensation column for performance pursuant to a sales incentive plan.

GRANTS OF PLAN-BASED AWARDS

The following table provides information on plan-based awards granted in 2017 to each of the named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(4)
James Sullivan	9/26/17	35,000	—	—	$32,200
John Monson	9/26/17	35,000	—	—	$32,200

(1)	Represents restricted stock units granted pursuant to the Equity Plan.
(2)

Award amounts shown reflect the aggregate grant date fair value for financial statement reporting purposes, as determined pursuant to FASB ASC Topic 718, which utilizes certain assumptions as outlined in the notes to the consolidated financial statements included in Item 15 of this Report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2017.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date(1)	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)
James Sullivan	—		—	—	—	—	600	(2)	666	(3)
	4,375	(4)	1,625	—	20.50	3/30/25	—		—
	—		—	—	—	—	6,666	(5)	7,399	(3)
	7,015	(6)	8,770	—	7.20	8/23/26	—		—
	—		—	—	—	—	35,000	(7)	38,850	(3)
John Monson	—		—	—	—	—	400	(2)	444	(3)
	4,375	(4)	1,625	—	20.50	3/30/25	—		—
	—		—	—	—	—	4,000	(5)	4,440	(3)
	5,711	(6)	7,140	—	7.20	8/23/26	—		—
	—		—	—	—	—	35,000	(7)	38,850	(3)

(1)

The standard option term is generally six to ten years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant.

(2)	The shares subject to each restricted stock unit award vest annually over a four-year period commencing on February 18, 2014 subject to continued employment (or service as a director or consultant).
(3)	The amount is calculated using the Company’s closing price of $1.11 per share of common stock on December 29, 2017, which was the last trading day of the Nasdaq CM during 2017.
(4)	The stock option was granted on March 30, 2015, and the shares subject to this option vest monthly over 48 months subject to continued employment (or service as a director or consultant).

(5)	The shares subject to each restricted stock unit grant vest annually over a three-year period commencing on March 1, 2017 subject to continued employment (or service as a director or consultant).
(6)

In August 2016, officers tendered their eligible options and received new options at a rate of 1 replacement option share for each 1.75 option shares tendered. The stock option was granted on August 23, 2016, and the shares subject to this option vest monthly over 48 months subject to continued employment (or service as a director or consultant).

(7)

The shares subject to each restricted stock unit grant vest in three equal installments on January 31, 2018, July 31, 2018 and January 31, 2019 subject to continued employment (or service as a director or consultant).

OPTION EXERCISES AND STOCK VESTED

The following table sets forth the number of shares acquired and aggregate dollar amount realized pursuant to the exercise of options and vesting of stock awards by our named executive officers during 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
James Sullivan	—	—	3,934	10,368
John Monson	—	—	2,400	6,360

(1)	The aggregate dollar value realized upon vesting represents the closing price of a share of common stock on the Nasdaq CM at the date of vesting, multiplied by the total number of shares vested.

Employment and Change-in-control Arrangements and Agreements

In April 2016, our Compensation Committee adopted our Executive Change-in-Control and Severance Policy (the “Policy”). The benefits provided by the Policy are intended to encourage the continued dedication of our executive officers and to mitigate potential disincentives to the consideration of a transaction that would result in a change in control, particularly where the services of our named executive officers may not be required by a potential acquirer. The Policy provides for benefits for our named executive officers in the event of a “Change-in-Control,” which is generally defined as:

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

•

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

Director Compensation

The following table summarizes the compensation we paid to our non-employee directors in 2017:

Name	Fee Compensation ($)	Option Awards ($)(1)(2)	All Other Compensation		Total ($)
Daniel Lewis	7,911	7,080	—		14,991
Daniel O’Neil	8,661	7,080	50,000	(3)	65,741
Stephen L. Domenik	8,286	—	—		8,286

(1)

Option award amounts reflect the aggregate grant date fair value with respect to stock options granted to the non-employee directors, as determined pursuant to FASB ASC Topic 718.  The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the consolidated financial statements included in Item 15 of this Report. These amounts do not reflect actual compensation earned or to be earned by our non-employee directors. Option award amounts consist of: options granted to Messrs. Lewis and O’Neil on October 19, 2017 to purchase 80,000 shares each.

(2)	As of December 31, 2017, our non-employee directors held outstanding options to purchase the following number of shares of our common stock: Daniel Lewis, 80,000; Daniel O’Neil, 80,000.
(3)	Represents fees paid by us to Mr. O’Neil for consulting services provided prior to September 2017, when he joined our board of directors.

Director Fee Compensation

The challenges our business has faced have made it very challenging for us to attract new non-employee directors. Nasdaq and SEC regulations require that a majority of the directors on our board of directors and on the Audit Committee and Compensation Committee be independent, non-employee directors, as defined by each entity. To maintain our listing on the Nasdaq CM, during 2017, we were required to fill the vacancies on our board of directors and add two independent, non-employee directors. Given the challenges our business has and continues to face, it was extremely difficult for us to recruit qualified candidates.

Historically, we have relied solely on stock options to incentivize and compensate our non-employee directors. In September 2017, our board of directors authorized the following annual cash retainer fees, payable in quarterly installments, for our non-employee directors to further compensate them for their service on our board of directors and, as applicable, for service as chairperson of a committee of our board of directors:

•	$30,000 for service on the board of directors;
•	$3,000 for service as chairperson of the Audit Committee; and
•	$1,500 for service as chairperson of the Compensation Committee.

We believe implementing the retainer fees was necessary to allow us to attract qualified director candidates and was more representative of how other small, public companies compensate their directors. In addition, to these retainer fees, we believe it is essential to offer meaningful equity awards as an incentive for service by our non-employee directors.

Director Equity Compensation

Our Amended and Restated 2010 Equity Incentive Plan (the “Equity Plan”) permits the board of directors to establish by resolution the number of shares, up to a maximum of 40,000 each year for each non-employee director, to be covered by annual option grants or other awards for each year of service on our board. The awards are to be granted at the first regular meeting of the board of directors following the date of each annual meeting of stockholders and vest in full on the first anniversary of the grant date, subject to continuous service during the period. The Equity Plan also provides that each non-employee director shall be granted an award to acquire up to 120,000 shares upon his or her initial appointment or election to our board of directors, vesting over a four-year period at the rate of one fourth of the total number of shares each year, subject to the non-employee director’s continuous service on the board, with the exercise price of the award equal to 100% of the fair market value of a share of common stock on the date that he becomes a director. We did not elect any new directors in 2016. The Equity Plan also provides that each non-employee director shall be granted an award to purchase up to 20,000 shares for his or her role as chairperson of the Compensation and Audit Committees. The Equity Plan also permits a disinterested majority of the board of directors, in its discretion, to authorize additional shares to be awarded or granted under stock options to committee chairs and other non-employee directors for extraordinary service on the board. The board of directors did not exercise this discretion in 2017.  The exercise price per share under each option grant is equal to the fair market value of a share of our common stock on the date of grant on the principal trading market for our common stock at the time of grant, which currently is the Nasdaq CM. In the event of a merger, sale of substantially all of our assets or similar transaction, vesting of all director options would accelerate as to 100% of the unvested shares subject to the award. All awards to directors have a term of not longer than six years.

In October 2017, Mr. Domenik voluntarily agreed to surrender all of his outstanding equity awards, all of which were stock options, to make additional shares available for the awards to Messrs. Lewis and O'Neil, as the 2010 Plan did not have adequate shares available.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2017 concerning the ownership of our common stock by:

•	each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);
•	each of our directors;
•	each of the named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of December 31, 2017 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 8,067,635 shares of common stock outstanding as of December 31, 2017.

Unless otherwise stated, the business address of each of our directors and named executive officers listed in the table is 2309 Bering Drive,  San Jose, California 95131.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (Excluding Outstanding Options)(1)		Number of Shares Issuable on Exercise of Outstanding Options or Convertible Securities(2)		Percent of Class
Ingalls & Snyder LLC	638,188	(3)	638,188	(4)	10.7
1325 Avenue of the Americas
New York, NY 10019

AIGH Investment Partners, L.P.	750,000	(5)	—		9.3
6006 Berkeley Avenue
Baltimore, MD 21209

Directors and Officers:
Leonard Perham	176,853		—		2.2
James Sullivan	3,738		12,644		*
John Monson	1,991		11,176		*
All current directors and executive officers as a group (7 persons)	182,583		23,820		2.6

*             Represents holdings of less than one percent.

(1)	Excludes shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of December 31, 2017.
(2)	Represents the number of shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of December 31, 2017.
(3)

In a Form 13G/A filed with the SEC on February 9, 2018, Ingalls & Snyder LLC (“Ingalls”) reported that it had shared dispositive power over all shares, but no voting authority with respect to any such shares. These shares include securities owned by clients of Ingalls, a registered broker dealer and a registered investment advisor, in accounts managed under investment advisory contracts.

(4)

The beneficial ownership of Ingalls includes shares of common stock issuable upon conversion of $5,743,693 par amount of our 10% senior secured convertible notes, which are held by Ingalls & Snyder Value Partners, an investment partnership managed under an investment advisory contract with Ingalls, and for which Ingalls & Snyder Value Partners would have voting and dispositive power if such shares were converted.  The individual at Ingalls with dispositive power or voting power with respect to the shares included in the table is Thomas O. Boucher, Managing Director. By their terms, the notes are not convertible at any time that, as a result of such conversion, the note holder would beneficially own more than 9.9% of our outstanding shares of common stock.

(5)

In a Form 13G/A filed with the SEC on February 15, 2018, AIGH Investment Partners, L.P. ("AIGH LP") reported that it had sole dispositive power and sole voting authority over all such shares.  Represents shares of common stock held by AIGH LP, AIGH Investment Partners, L.L.C. ("AIGH LLC") and Mr. Orin Hirschman, who is the managing member of AIGH LP’s general partner and president of AIGH LLC.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 regarding equity compensation plans approved by our security holders.  As of December 31, 2017, we had no awards outstanding under equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	683,934	$4.81	378,209

(1)

Consists of shares of common stock available for future issuance under the Equity Plan and shares of common stock available for future issuance under the Amended and Restated 2010 Employee Stock Purchase Plan. The Equity Plan provides for an annual increase of 50,000 shares on January 1 of each year.

Item 13.  Certain Relationships and Transactions with Related Persons

As previously reported on a Form 8-K filed with the SEC on March 14, 2016, we entered into a 10% Senior Secured Convertible Note Purchase Agreement (the Purchase Agreement) with Ingalls with respect to $8,000,000 principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the Notes), at par, in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. The conversion price of the Notes originally was $9.00 per share and is subject to adjustment upon certain events, as set forth in the Purchase Agreement. Pursuant to a security agreement entered into by the Company, the Notes are secured by a security interest in all of the assets of the Company.

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

Effective February 18, 2018, we entered into an amendment to the Notes and related documents with Ingalls and the holder of Notes representing a majority of the total amount of outstanding principal, which reduced the interest rate to 8%, extended the maturity date of the Notes to August 15, 2019, reduced the optional conversion price from $8.50 of Note principal per share of common stock to $4.25 of Note principal per share of common stock, and reduced the redemption price if the Company experiences a fundamental change to 100% of the principal amount of the Note to be repurchased plus accrued and unpaid interest as of the redemption date.

In February 2017, we made an additional payment of interest on the Notes (including interest due on other notes issued for the previously due August 2016 interest payment) in-kind with the issuance  of an additional note to Ingalls of approximately $420,000, in August 2017, we made an additional payment of interest for the period from February 2017 to August 15, 2017 in-kind with the issuance of an additional note to Ingalls of approximately $434,000, and in February 2018, we made an additional payment of interest for the period from August 2017 to February 15, 2018 in kind with the issuance of an additional note to Ingalls of approximately $463,000. All of the additional notes have terms identical to the Notes, as amended.

A related party to one of the Company's executive officers performed construction work at our new corporate headquarters in the fourth quarter of 2017. The construction work was completed at a cost of approximately $195,000, which was paid in the fourth quarter of 2017.

Item 14.  Principal Accountant Fees and Services

The following table shows the fees billed (in thousands of dollars) to us by BPM LLP, or BPM, our independent registered public accounting firm, for the audit and other services provided for fiscal 2017 and 2016.

	2017	2016
Audit Fees(1)	$227	$255
Audit-Related Fees(2)	10	2
Total(3)	$237	$257

(1)

Audit fees consisted of fees for professional services rendered for the audit of our annual consolidated financial statements, review of our quarterly financial statements and services normally provided in connection with statutory and regulatory filings.

(2)	Audit-related fees consisted of fees related to the issuance of SEC registration statements.
(3)	BPM did not provide any non-audit or other services other than those reported under “Audit Fees” and “Audit-Related Fees.”

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

Part IV

Item 15.  Exhibits

(a)The following documents are filed as part of this report:

(1)Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the Index to Consolidated Financial Statements on pages 53 through 77 of this report.

3.1(1)	Restated Certificate of Incorporation of the Registrant
3.1.1(1A)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant
3.2(2)	Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.4(4)	Rights Agreement, dated November 10, 2010, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.1(4)	Form of Right Certificate
4.4.2(4)	Summary of Rights to Purchase Preferred Shares
4.4.3(5)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.4(6)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
10.1(3)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers
10.2(7)*	2000 Stock Option and Equity Incentive Plan and form of Option Agreement thereunder
10.2.1(8)*	Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.3(9)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.4(10)*	Form of New Employee Inducement Grant Stock Option Agreement
10.5(11)*	Employment offer letter agreement and Mutual Agreement to Arbitrate between Registrant and Leonard Perham dated as of November 8, 2007
10.6(12)*	Employment offer letter agreement between Registrant and James Sullivan dated December 21, 2007
10.7(13)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.8(14)*	Amended and Restated 2010 Equity Incentive Plan
10.9(15)*	Form of Option Agreement for Stock Option Grant pursuant to 2010 Equity Incentive Plan
10.10(16)*	2010 Employee Stock Purchase Plan
10.11(17)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.12(18)	Lease Agreement between Registrant and M West Propco XII, LLC. dated July 19, 2010
10.13(19)*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)
10.14(20)*	Stock Option Agreement between Registrant and Leonard Perham dated as of November 1, 2011
10.15(21)	Form of Indemnification Agreement used from June 5, 2012
10.16(22)*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2010 Equity Incentive Plan
10.17(23)*	Employment Offer Letter Agreement between Registrant and John Monson dated February 21, 2012
10.18(24)	10% Senior Secured Convertible Note Purchase Agreement
10.19(25)	Security Agreement
10.20(26)	10% Senior Secured Convertible Note due August 15, 2018

10.21(27)	Amendment to 10% Senior Secured Convertible Note Purchase Agreement and every 10% Senior Secured Convertible Note due August 15, 2018 Issued Thereunder
10.22(28)*	Offer to Exchange Certain Outstanding Stock Options for a Number of Replacement Stock Options
10.23(28)*	Executive Change-in-Control and Severance Policy
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—BPM LLP
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.6 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).

(1A)       Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on February 14, 2017 (Commission File No. 000-32929).

(2)	Incorporated by reference to Exhibit 3.4 to Form 8-K filed by the Company on October 29, 2008 (Commission File No. 000-32929).
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

(8)	Incorporated by reference to Appendix B to the Company’s proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).
(9)	Incorporated by reference to Exhibit 10.15 to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32929).
(10)	Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(11)	Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(12)	Incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).

(13)	Incorporated by reference to Exhibit 10.27 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(14)	Incorporated by reference to Exhibit 4.8 to From S-8 filed by the Company on January 29, 2018 (Commission File No. 333-222739).
(15)	Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).
(16)	Incorporated by reference to Appendix B to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).
(17)	Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 5, 2009 (Commission File No. 333-159753).
(18)	Incorporated by reference to Exhibit 10.35 to Form 8-K filed by the Company on July 22, 2010 (Commission File No. 000-32929).
(19)	Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).
(20)	Incorporated by reference to Exhibit 10.20 to Form 10-Q filed by the Company on May 9, 2012 (Commission File No. 000-32929).
(21)	Incorporated by reference to Exhibit 10.22 to Form 10-Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).
(22)	Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).
(23)	Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).
(24)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(25)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(26)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(27)	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Company on February 27, 2018 (Commission File No. 000-32929)
(28)	Incorporated by reference to Exhibit 99 to Schedule TO filed by the Company on July 26, 2016 (Commission File No. 005-78033), as amended

*            Management contract, compensatory plan or arrangement.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2018.

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

Signature	Title	Date
/s/ Leonard Perham	President, Chief Executive Officer, and Director	March 12, 2018
Leonard Perham	(Principal Executive Officer)

/s/ James W. Sullivan	Vice President of Finance and Chief Financial
James W. Sullivan	Officer (Principal Financial Officer and Principal	March 12, 2018
Accounting Officer)

/s/ Stephen L. Domenik	Director	March 12, 2018
Stephen L. Domenik

/s/ Daniel O’NeIl	Director	March 12, 2018
Daniel O’Neil

/s/ Daniel Lewis	Director	March 12, 2018
Daniel Lewis

MOSYS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

MoSys, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2007.

San Jose, California

March 12, 2018

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$3,868	$8,766
Short-term investments	—	1,002
Accounts receivable, net	1,681	559
Inventories	1,766	1,451
Prepaid expenses and other	1,347	473
Total current assets	8,662	12,251

Property and equipment, net	827	1,274
Goodwill	13,276	13,276
Intangible assets, net	111	223
Other	263	121
Total assets	$23,139	$27,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$170	$561
Deferred revenue	3,938	271
Accrued expenses and other	2,507	2,502
Total current liabilities	6,615	3,334

Long-term liabilities	18	233
Convertible notes payable	9,160	8,250
Total liabilities	15,793	11,817

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 8,068 shares and 6,630 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	8	7
Additional paid-in capital	232,026	229,341
Accumulated deficit	(224,688)	(214,020)
Total stockholders’ equity	7,346	15,328
Total liabilities and stockholders’ equity	$23,139	$27,145

Note: The common stock share and per share amounts as of December 31, 2016 have been adjusted to reflect the impact of a 1-for-10 reverse stock split effected in February 2017, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,

	2017	2016	2015
Net revenue
Product	$7,833	$4,604	$2,400
Royalty and other	1,009	1,420	1,990
Total net revenue	8,842	6,024	4,390

Cost of net revenue	4,694	3,075	2,474
Gross profit	4,148	2,949	1,916
Operating expenses
Research and development	8,158	18,086	27,108
Selling, general and administrative	4,702	5,693	6,299
Impairment of goodwill	—	9,858	—
Restructuring charges	1,321	676	—
Total operating expenses	14,181	34,313	33,407

Loss from operations	(10,033)	(31,364)	(31,491)
Interest expense	927	687	—
Other income, net	59	48	94
Loss before income taxes	(10,901)	(32,003)	(31,397)
Income tax provision (benefit)	(233)	45	86
Net loss	$(10,668)	$(32,048)	$(31,483)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	—	16	(6)
Comprehensive loss	$(10,668)	$(32,032)	$(31,489)
Net loss per share
Basic and diluted	$(1.45)	$(4.86)	$(5.04)
Shares used in computing net loss per share
Basic and diluted	7,338	6,601	6,249

Note: Share and per share amounts have been adjusted to reflect the impact of a 1-for-10 reverse stock split effected in February 2017, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at January 1, 2015	4,979	5	200,034	(10)	(150,489)	49,540
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	133	—	1,772	—	—	1,772
Issuance of common stock, net of issuance costs of $1,632	1,437	2	21,366	—	—	21,368
Stock-based compensation	—	—	3,650	—	—	3,650
Change in unrealized loss on available-for-sale investments	—	—	—	(6)	—	(6)
Net loss					(31,483)	(31,483)
Balance at December 31, 2015	6,549	7	226,822	(16)	(181,972)	44,841
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	81	—	364	—	—	364
Stock-based compensation	—	—	2,155	—	—	2,155
Change in unrealized loss on available-for-sale investments	—	—	—	16	—	16
Net loss	—	—	—	—	(32,048)	(32,048)
Balance at December 31, 2016	6,630	7	229,341	—	(214,020)	15,328
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	113	—	(20)	—	—	(20)
Issuance of common stock, net of issuance costs of $265	1,325	1	1,986	—	—	1,987
Stock-based compensation	—	—	719	—	—	719
Net loss	—	—	—	—	(10,668)	(10,668)
Balance at December 31, 2017	8,068	$8	$232,026	$—	$(224,688)	$7,346

Note: Share and per share amounts have been adjusted to reflect the impact of a 1-for-10 reverse stock split effected in February 2017, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(10,668)	$(32,048)	$(31,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	747	998	607
Stock-based compensation	719	2,155	3,650
Amortization of intangible assets	112	111	321
Impairment of goodwill	—	9,858	—
Amortization of debt issuance costs	45	37	—
Accrued interest	898	650	—
(Gain) loss on disposal of assets	(12)	4	—
Changes in assets and liabilities:
Accounts receivable	(1,122)	170	(552)
Inventories	(315)	146	(716)
Prepaid expenses and other assets	(1,016)	459	104
Accounts payable	(402)	(419)	261
Deferred revenue and other liabilities	3,435	(64)	334
Net cash used in operating activities	(7,579)	(17,943)	(27,474)
Cash flows from investing activities:
Purchases of property and equipment	(300)	(646)	(1,202)
Net proceeds from sale of assets	12	—	—
Proceeds from sales and maturities of marketable securities	2,604	50,486	44,953
Purchases of marketable securities	(1,602)	(36,874)	(36,873)
Net cash provided by investing activities	714	12,966	6,878
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	1,967	364	23,140
Proceeds from the issuance of notes payable, net of issuance costs	—	7,877	—
Payments on capital lease obligations	—	(138)	(14)
Net cash provided by financing activities	1,967	8,103	23,126

Net increase (decrease) in cash and cash equivalents	(4,898)	3,126	2,530

Cash and cash equivalents at beginning of period	8,766	5,640	3,110
Cash and cash equivalents at end of period	$3,868	$8,766	$5,640
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$854	$336	$—
Cash paid for income taxes	$2	$21	$56

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the “Company”) was incorporated in California in September 1991 and reincorporated in September 2000 in Delaware. The Company’s strategy and primary business objective is to be an IP-rich fabless semiconductor company focused on the development and sale of integrated circuit (“IC”) products. Its Bandwidth Engine ICs combine the Company’s proprietary high-density embedded memory with its high-speed 10 gigabits per second and higher interface technology. The Company’s future success and ability to achieve and maintain profitability depends on its success in developing a market for its ICs.

Liquidity

The Company incurred net losses of approximately $11 million and $32 million for the years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit of approximately $225 million as of December 31, 2017.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have required the Company to raise substantial amounts of additional capital during this period. To date, the Company has primarily financed its operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions. In March 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of $8.0 million principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the “Notes”), at par, in a private placement transaction. The Notes bore interest at the annual rate of 10%. Accrued interest was payable semi-annually in cash or in-kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. Through February 15, 2018, the Company had made the interest payments in-kind through the issuance of additional notes totaling approximately $1.7 million.

As a result of the Company’s financial position, the Company’s management implemented a restructuring plan to better align the Company’s resources with its financial outlook including reductions in the Company’s workforce and associated operating expense, concluding the development of new products, and relocating its corporate offices. (See Note 10, Restructuring)

Additionally, pursuant to an amendment to the Notes and related loan documents effective February 18, 2018, the interest rate has been reduced to 8%, the maturity date of the Notes has been extended to August 15, 2019, the optional conversion price has been reduced from $8.50 of Note principal per share of common stock to $4.25 of Note principal per share of common stock, and the redemption purchase price in the event of certain transactions, such as an acquisition, has been reduced from 120% to 100% of the total amount of debt to be redeemed. The Notes restrict the ability of the Company to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in property of the Company securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5 million of indebtedness for a secured accounts receivable line of credit facility under certain conditions. (See Note 11, Convertible Notes)

Our historical operating results and the initial requirement to repay the Notes in August 2018 raised substantial doubt about the Company's ability to continue as a going concern. As a result of the measures discussed above, the Company has better aligned its resources with its financial outlook, and, with the amendment of the terms of the Notes, the Company has until August 2019 to repay the Notes. Accordingly, the Company expects to satisfy its estimated liquidity needs for at least 12 months from the issuance of these financial statements and has mitigated its going concern risk.  However, the Company cannot predict, with certainty, its ability to achieve and maintain profitability and the generation of positive cash flows, and the outcome of its future actions to generate liquidity, including the availability of additional financing.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at December 31, 2017 and 2016.

Inventory

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded inventory write-downs during the year ended December 31, 2017 of $0.3 million, no inventory write-downs during the year ended December 31, 2016 and inventory write-downs of $0.3 million during the year ended December 31, 2015.

Property and Equipment

Property and equipment are originally recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation is recorded in cost of sales and operating expenses in the consolidated statements of operations and comprehensive loss. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term, and amortization is recorded in operating expenses in the consolidated statements of operations and comprehensive loss.

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

Goodwill

In January 2017, the Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment  (“ASU No. 2017-04”), which eliminates step 2, the computation of the implied fair value of goodwill to determine the amount of impairment, from the goodwill impairment test. Under the amendments in this update, the Company determines the amount of goodwill impairment by comparing the fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized.

The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to determine the step one fair value, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform an impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s goodwill exceeds its fair value, then the Company must record an impairment charge equal to the difference. The Company performed its annual test for goodwill impairment as of September 1, 2017, and performed a subsequent test on December 31, 2017.  In both tests, the Company’s fair value exceeded its carrying value of net assets and, as such, there was no additional impairment of goodwill.

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

Licensing

Licensing revenue consists of fees earned from license agreements, development services and support and maintenance. For stand-alone license agreements or license deliverables in multi-deliverable arrangements that do not require significant development, modification or customization, revenues are recognized when all revenue recognition criteria have been met. Delivery of the licensed technology is typically the final revenue recognition criterion met, at which time revenue is recognized. If any of the criteria are not met, revenue recognition is deferred until such time as all criteria have been met. Support and maintenance revenue is recognized ratably over the period during which the obligation exists, typically 12 months. The Company recognized no licensing revenue during the years ended December 31, 2017, 2016 and 2015.

Cost of Net Revenue

Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically includes engineering support to assist in the commencement of production of a licensee’s products.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were not significant in the years ended December 31, 2017, 2016 and 2015.

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

	December 31,
	2017	2016	2015

Options outstanding to purchase common stock	307	522	839
Employee stock purchase plan	—	44	44
Unvested restricted common stock units	376	148	24
Convertible debt	1,081	926	—
Outstanding warrants	663	—	—
Total	2,427	1,640	907

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2017 tax years generally remain subject to examination by U.S. federal and state tax authorities, and the 2009 through 2017 tax years generally remain subject to examination by foreign tax authorities.

As of December 31, 2017, the Company did not have any unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits as other income and expenses. During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the consolidated statements of operations and comprehensive loss.  All amounts recorded were not significant in the years ended December 31, 2017, 2016 and 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application.

The Company has continued to monitor FASB activity related to the new standard and has assessed certain interpretative issues and the associated implementation of the new standard. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. While the Company continues to assess all potential impacts of the new standard, it does not currently expect that the adoption of the new revenue standard will have a material impact on its revenues, results of operations or financial position. However, as a result of the adoption of this standard, the Company expects to make material additional footnote disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the new revenue standard effective January 1, 2018. The Company currently intends to adopt the new standard using the modified retrospective method.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability equal to the present value of the lease payments for virtually all leases not classified as short term. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depend on its classification as a finance or operating lease. The ASU also will require disclosures to provide additional qualitative and quantitative information about the amounts recorded in the financial statements.  ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.  The new standard requires a modified retrospective transition for application at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. This guidance simplifies the accounting for the taxes related to stock-based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. ASU 2016-09 also requires excess tax benefits and deficiencies to be presented as operating activities on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The adoption requires recognition through retained earnings of any pre-adoption date net operating loss carryforwards (“NOLs”) from non-qualified stock options and other employee stock-based payments. As a result, the Company determined the impact of the adoption to be a $10.5 million increase to deferred tax assets related to stock-based compensation incurred as of December 31, 2017 with a corresponding increase to the Company's valuation allowance for financial statement purposes.

Note 2: Consolidated Balance Sheets and Statements of Operations and Comprehensive Loss Components

	December 31,
	2017	2016
	(in thousands)
Inventories:
Work-in-process	$1,612	$1,270
Finished goods	154	181
	$1,766	$1,451

Prepaid expenses and other:
Prepaid IC material and production costs	$1,107	$3
Prepaid insurance	115	116
Prepaid software	38	250
Interest receivable	—	17
Other	87	87
	$1,347	$473
Property and equipment, net:
Equipment, furniture and fixtures and leasehold improvements	$4,478	$5,906
Acquired software	296	304
	4,774	6,210
Less: Accumulated depreciation and amortization	(3,947)	(4,936)
	$827	$1,274

Intangible assets, net:

Identifiable intangible assets were (dollar amounts in thousands):

December 31, 2017
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$ 780	$ 669	$ 111

December 31, 2016
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$ 780	$ 557	$ 223

Amortization expense has been included in research and development expense in the consolidated statements of operations and comprehensive loss. The remaining estimated aggregate amortization expense to be recognized is approximately $0.1 million for the year ending December 31, 2018.

Accrued expenses and other:

	December 31,
	2017	2016
	(in thousands)
Accrued wages and employee benefits	$616	$1,051
Accrued restructuring liabilities	478	5
Interest payable	346	314
IC development and wafer purchase costs	335	598
Professional fees, legal and consulting	182	282
Corporate taxes	153	52
Employee stock purchase plan withholdings	—	200
Other	397	—
	$2,507	$2,502

As of December 31, 2017 and 2016, the amounts in long-term liabilities comprised deferred rent.

Note 3: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	December 31, 2017
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,868	$—	$—	$3,868

	December 31, 2016
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$8,766	$—	$—	$8,766
Short-term investments:
U.S. government-sponsored enterprise bonds	$762	$—	$—	$762
Corporate notes	240	—	—	240
Total short-term investments	$1,002	$—	$—	$1,002

The unrealized losses from available-for-sale securities as of December 31, 2017 and 2016 were not material.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$621	$621	$—	$—

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$84	$84	$—	$—
U.S. government-sponsored enterprise bonds	3,767	—	3,767	—
Municipal bonds	4,027	—	4,027	—
Corporate notes	480	—	480	—
Total assets	$8,358	$84	$8,274	$—

There were no transfers in or out of Level 1 and Level 2 securities during the years ended December 31, 2017 and 2016.

Note 4: Income Taxes

The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Current portion:
State	$3	$3	$3
Foreign	7	42	83
	10	45	86
Deferred portion:
Federal	(243)	—	—
	$(233)	$45	$86

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018 and repealing the alternative minimum tax (“AMT”) for tax years beginning in 2018.

Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations.

As a result of the Act, the Company revalued its federal deferred tax assets and liabilities to the new rate of 21%. The Company’s effective tax rate for the year ended December 31, 2017 was not impacted from this revaluation due to its valuation allowance.  Additionally, the Company paid $0.2 million in federal AMT tax for 2011, which, under the Act, is now refundable through 2022 subject to limitations by year, and is therefore recorded as a deferred tax asset as of December 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Federal and state loss carryforwards	$49,533	$68,829
Reserves, accruals and other	391	519
Depreciation and amortization	1,100	1,718
Deferred stock-based compensation	2,483	4,287
Research and development credit carryforwards	15,487	13,867
Foreign tax and other credits	513	536
Total deferred tax assets	69,507	89,756
Deferred tax liabilities:
Acquired intangible assets and other	408	328
Less: Valuation allowance	(68,857)	(89,428)
Net deferred tax assets	$242	$—

The valuation allowance decreased by $20.6 million for the year ended December 31, 2017 and increased by $9.8 million for the year ended December 31, 2016.

As of December 31, 2017, the Company had NOLs of approximately $196.1 million for federal income tax purposes and approximately $119.6 million for state income tax purposes. These losses are available to reduce future taxable income and expire at various times from 2025 through 2037.

The Company also had federal research and development tax credit carryforwards of approximately $9.1 million, which will begin expiring in 2018, and California research and development credits of approximately $8.1 million, which do not have an expiration date. The Company had remaining foreign tax credits available for federal income tax purposes of approximately $0.3 million, which will begin expiring in 2018.

Utilization of the Company’s NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (“IRC”); and similar state provisions. Section 382 of the IRC (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate. The Company has not completed a Section 382 study in recent years; however, should a study be completed, certain NOLs may be subject to such limitations. Any future annual limitation may result in the expiration of NOLs before utilization.

The Company is in the process of dissolving its only foreign subsidiary. As of December 31, 2017, the Company has no unremitted earnings from its foreign subsidiary.

A reconciliation of income taxes provided at the federal statutory rate (35%) to the actual income tax provision follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax benefit computed at U.S. statutory rate	$(3,815)	$(11,229)	$(10,989)
State income tax (net of federal benefit)	3	3	3
Foreign income tax at rate different from U.S. statutory rate	3	(7)	(15)
Research and development credits	(480)	(981)	(1,580)
Stock-based compensation	(40)	75	123
Amortization of intangible assets	(100)	(100)	(100)
Goodwill impairment	—	1,856	—
Federal tax rate reduction	(26,617)	—	—
Valuation allowance changes affecting tax provision	30,811	10,022	12,588
Other	2	406	56
Income tax (benefit) provision	$(233)	$45	$86

The domestic and foreign components of loss before income tax provision were (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$(11,063)	$(31,115)	$(31,580)
Non-U.S.	162	(888)	183
	$(10,901)	$(32,003)	$(31,397)

Note 5: Stock-Based Compensation

Equity Compensation Plans

Common Stock Option Plans

In 2000, the Company adopted the 2000 Stock Plan, which was amended in 2004 (“Amended 2000 Plan”), and terminated in 2010. As of December 31, 2017, no options were available for future issuance under the Amended 2000 Plan, as the remaining options outstanding under the Amended 2000 Plan expired in June 2016.

In June 2010, the Company’s stockholders approved the 2010 Equity Incentive Plan, which was amended and restated in 2014 and amended again in 2017 (“Amended 2010 Plan”). The Amended 2010 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the Amended 2010 Plan, 400,000 shares were initially reserved for issuance. In June 2014, the Company’s stockholders approved an amendment increasing the number of shares reserved for issuance by 150,000 shares. In December 2017, the Company’s stockholders approved an amendment increasing the number of shares reserved for issuance by an additional 200,000 shares. In addition, the terms of the Amended 2010 Plan provide for an automatic annual increase in the share reserve of 50,000 on January 1 of each year. The Amended 2010 Plan has a 10-year term and provides for annual option grants or other awards to non-employee directors to acquire up to 40,000 shares and for a one-time grant of an option or other award to a non-employee director to acquire up to 120,000 shares upon initial appointment or election to the board of directors. The term of options granted under the Amended 2010 Plan may not exceed ten years. The term of all incentive stock options granted to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years.

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

The Amended 2000 Plan and Amended 2010 Plan are referred to collectively as the “Plans.”

The Company may also award shares to new employees outside the Plans, as material inducements to the acceptance of employment with the Company, as permitted under the Listing Rules of the Nasdaq Stock Market. These grants must be approved by the compensation committee of the board of directors, a majority of the independent directors or, below a specified share level, by an authorized executive officer. As of December 31, 2017 and 2016, no such grants were outstanding.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (“ESPP”). A total of 200,000 shares of common stock were initially reserved for issuance under the ESPP in 2010. On September 1, 2010, the Company commenced the first offering period under the ESPP. In May 2015, the Company’s stockholders approved an amendment increasing the number of shares reserved for issuance by 200,000 shares. The ESPP, which is intended to qualify under Section 423 of the IRC, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less.

On February 29, 2016, approximately 37,300 shares of common stock were issued at an aggregate purchase price of $197,000 under the ESPP. On August 31, 2016, approximately 31,900 shares of common stock were issued at an aggregate purchase price of $167,000 under the ESPP.  In February 2017, the Company’s board of directors canceled the current purchase period under the ESPP, decided not to authorize a new purchase period and directed the Company to refund payroll contributions made under the ESPP during the purchase period that began September 1, 2016. As of December 31, 2017, there were approximately 150,000 shares authorized and unissued under the ESPP.

Stock-Based Compensation Expense

The unamortized compensation cost, net of expected forfeitures, as of December 31, 2017 was $1.0 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.4 years. The unamortized compensation cost, net of expected forfeitures, as of December 31, 2017 was $0.6 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 1.1 years. For the year ended December 31, 2017, the fair value of options and awards vested was approximately $0.6 million.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the years ended December 31, 2017, 2016 and 2015, there were no such tax benefits associated with the exercise of stock options.

Valuation Assumptions and Expense Information for Stock-based Compensation

The fair value of the Company’s share-based payment awards for the years ended December 31, 2017, 2016 and 2015 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Year Ended December 31,

	2017	2016	2015
Risk-free interest rate	1.6% - 1.8%	1% - 2.1%	0.6% -1.7%
Volatility	70.2% - 101.5%	61.4% - 65.0%	55.7% - 59.3%
Expected life (years)	4.0	3.0 - 5.0	3.0 - 5.0
Dividend yield	0%	0%	0%

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

Common Stock Options and Restricted Stock

A summary of stock option and restricted stock unit (“RSU”) award activity under the Plans is presented below (in thousands, except exercise price):

		Awards outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at January 1, 2015	176	599	$38.70
Additional shares authorized under the Plan	50	—	—
RSUs cancelled and returned to the Plan	2	—	—
Options granted	(154)	154	$20.20
Options cancelled and returned to the Plan	70	(70)	$35.20
Options exercised	—	(8)	$(16.40)
Options expired	(38)	—	$32.00
Balance at December 31, 2015	106	675	$35.10
Additional shares authorized under the Amended 2010 Plan	50	—	—
RSUs granted	(144)	—	—
RSUs cancelled and returned to Plan	7	—	—
Options granted	(384)	384	$6.96
Options cancelled and returned to Plan	479	(479)	$35.64
Options cancelled and expired	—	(58)	$44.80
Balance at December 31, 2016	114	522	$13.88
Additional shares authorized under the Amended 2010 Plan	250	—	—
RSUs granted	(407)	—	—
RSUs cancelled and returned to Plan	59	—	—
Options granted	(160)	160	$0.76
Options cancelled and returned to Plan	375	(375)	$15.69
Balance at December 31, 2017	231	307	$4.81

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

A summary of restricted stock unit activity under the Plans is presented below (in thousands, except fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at January 1, 2015	39	$46.11
Granted	—	$—
Vested	(13)	$45.97
Cancelled	(2)	$46.20
Non-vested shares at December 31, 2015	24	$47.17
Granted	144	$5.30
Vested	(12)	$46.06
Cancelled	(8)	$15.67
Non-vested shares at December 31, 2016	148	$8.13
Granted	407	$0.93
Vested	(120)	$5.76
Cancelled	(59)	$5.04
Non-vested shares at December 31, 2017	376	$1.58

The total intrinsic value of the restricted stock units outstanding as of December 31, 2017 was $0.4 million.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2017 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.75 - $2.35	160	5.80	$0.75	—	$—	$58
$2.36 - $7.19	11	8.66	$4.92	6	$5.18	$—
$7.20 - $20.49	114	8.64	$7.20	51	$7.20	$—
$20.50 - $43.59	20	6.83	$20.89	15	$21.02	$—
$44.60 - $46.19	1	2.76	$44.60	1	$44.60	$—
$46.20 - $46.20	1	6.13	$46.20	—	$46.20	$—
$0.75 - $46.20	307	7.02	$4.81	73	$10.55	$58
Vested and expected to vest	281	7.09	$5.07			$50
Exercisable	73	8.15	$10.55			$—

There were no stock options exercised during the years ended December 31, 2017 and 2016.  The aggregate intrinsic value of employee stock options exercised during the year ended December 31, 2015 was $0.3 million.

Note 6: Stockholders’ Equity

In March 2015, the Company completed a public offering and issued approximately 1,437,000 shares of its common stock for approximately $21.4 million in net proceeds. Two of the Company’s executive officers between them purchased a total of 40,625 shares at the public offering price.

In July 2017, the Company sold to certain institutional investors an aggregate of 1,325,000 shares of common stock at a purchase price of $1.70 per share, for aggregate proceeds to the Company of $1,987,000, net of transaction expenses.

In a concurrent private placement, the Company also sold to each of the purchasers a warrant to purchase one half of a share of the common stock for each share purchased for cash in the offering, pursuant to a common stock purchase warrant, by and between the Company and each Purchaser (each, a “Warrant,” and collectively, the

“Warrants”) representing in the aggregate rights to purchase 662,500 shares of common stock at the exercise price. The Warrants became exercisable on January 6, 2018 at an exercise price of $2.35 per share and will expire on January 6, 2023.

The Warrants will be exercisable on a “cashless” basis if at any time after the six-month anniversary there is not an effective registration statement for the resale of the warrant shares in place, or there is not a current resale prospectus then available.

Stockholder Rights Plan

On November 10, 2010, the Company executed a rights agreement in connection with the declaration by the Company’s board of directors of a dividend of one preferred stock purchase right (a Right) to be paid on November 10, 2010 (the Record Date) for each share of the Company’s common stock issued and outstanding at the close of business on the Record Date. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series AA Preferred Stock, $0.01 par value per share (a Preferred Share), of the Company at a price of $4.80 per one one-thousandth of a Preferred Share, subject to adjustment. The rights will not be exercisable until a third party acquires 15.0% of the Company’s common stock or commences or announces its intent to commence a tender offer for at least 15.0% of the common stock.

Note 7: Retirement Savings Plan

Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. No matching contributions were made by the Company in the years ended December 31, 2017, 2016 and 2015.

Note 8: Business Segments, Concentration of Credit Risk and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and accounts receivable. Cash, cash equivalents and short-term and long-term investments are deposited with high credit-quality institutions.

The Company recognized revenue from licensing of its technologies and shipment of ICs to customers in North America, Asia and Rest of world as follows (in thousands):

	Year Ended December 31,

	2017	2016	2015
North America	$6,531	$3,816	$2,222
Japan	1,520	1,303	667
Taiwan	613	804	1,396
Rest of world	178	101	105
Total net revenue	$8,842	$6,024	$4,390

Customers who accounted for at least 10% of total net revenues were:

	Years Ended December 31,

	2017	2016	2015
Customer A	46%	*	*
Customer B	17%	21%	12%
Customer C	11%	47%	34
Customer D	* %	13%	31%

*       Represents percentage less than 10%.

One customer accounted for 63% of net accounts receivable as of December 31, 2017. One customer accounted for 72% of net accounts receivable as of December 31, 2016.

Net long-lived assets (property and equipment), classified by major geographic areas, was (in thousands):

	December 31,
	2017	2016
	(in thousands)
U.S.	$827	$1,274

Note 9: Commitments and Contingencies

Leases and Purchase Commitments

The Company leases its facility under a non-cancelable operating lease that expires in 2020.

On October 3, 2017, the Company entered into a sublease agreement under which the Company subleased a new headquarters facility located in San Jose, California for a term of 36 months commencing November 1, 2017. The monthly rent and common-area costs under the new facility lease are approximately $22,000, and compare with monthly rent and common-area costs for the previous facility of approximately $89,000.

On October 3, 2017, the Company entered into a lease termination agreement with M West Propco XII LLC (“MWest”) under which the Company and MWest agreed to terminate the Company’s lease for previous its headquarters facility effective October 31, 2017.  In connection with the lease termination, the Company incurred fees of approximately $250,000, which have been recorded as restructuring charges in the statements of operations and comprehensive loss in these consolidated financial statements.

Rent expense was approximately $470,000,  $783,000 and $798,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The leases provide for monthly payments and are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

Future minimum lease payments under non-cancelable operating leases and purchase commitments are (in thousands):

Operating
Year ended December 31,	leases
2018	$213
2019	219
2020	187
Total minimum payments	$619

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s consolidated financial statements for the years ended December 31, 2017, 2016 or 2015 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Legal Matters

In October 2017, Trinity Technologies, Inc., our former sales representative in the San Francisco bay area, filed a lawsuit against us in the Superior Court of California alleging non-payment of commissions. The lawsuit is still in its early stages, and the Company intends to vigorously defend itself.

Note 10: Restructuring

In the first quarter of 2016, the Company effected a reduction in its workforce and associated operating expenses, net loss and cash burn and realigned resources, as the Company had substantially concluded development of new products, including its third generation Bandwidth Engine IC product family, and brought these products to market in 2016. The Company reduced United States headcount by 12 positions and ceased operations at its subsidiary in Hyderabad, India, which had 18 employees.  As a result of these reductions, the Company incurred total charges of approximately $800,000, including approximately $660,000 of charges for severance benefits and other one-time termination costs. The remaining charges represent lease obligations, asset impairments and other expenses related to the Company’s Indian subsidiary. Substantially all of these charges were realized and resulted in cash expenditures of approximately $820,000 in the first quarter of 2016.

In the second quarter of 2017, the Company effected a reduction in its workforce and associated operating expenses, net loss and cash burn. The Company reduced headcount by approximately 60% with the majority of the reductions occurring in its U.S. headquarters facility.  As a result of the restructuring, the Company recorded approximately $1.0 million of charges for severance benefits and future obligations under computer-aided design software licenses. In the third quarter of 2017, the Company closed its Japanese branch and Iowa locations and further reduced headcount resulting in additional expenses of approximately $50,000.  In the fourth quarter of 2017, the Company terminated its existing headquarters facility lease and incurred lease termination expenses of approximately $270,000.

Expenses related to the restructure are included in the restructuring charges line in the consolidated statements of operations and comprehensive loss and the remaining liability is included in accrued expenses and other on the consolidated balance sheets consisting of (in thousands):

			Contractual obligations
	Workforce	Facility	and other
	reduction	related	termination costs	Total
Balance as of January 1, 2017	$—	$—	$5	$5
Restructuring charge	458	269	594	1,321
Cash payments	(458)	(180)	(210)	(848)
Balance as of December 31, 2017	$—	$89	$389	$478

Note 11: Convertible Notes

On March 14, 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) with the purchasers of $8,000,000 principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the “Notes”), at par, in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. Pursuant to an amendment to the Notes and related documents effective February 18, 2018, the interest rate has been reduced to 8%, the maturity date of the Notes has been extended to August 15, 2019, and the optional conversion price has been reduced from $8.50 of Note principal per share of common stock to $4.25 of Note principal per share of common stock. The conversion price is subject to adjustment upon certain events, such as stock splits, reverse stock splits, stock dividends and similar kinds of transactions, as set forth in the Purchase Agreement. Pursuant to a security agreement entered into by the Company, the Notes are secured by a security interest in all of the assets of the Company.

The Notes originally had an interest rate of 10%, but from February 15, 2018, the annual rate of interest is 8%. Accrued interest is payable semi-annually in cash or in kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. The Notes are noncallable and nonredeemable by the Company. The Notes are redeemable at the election of the holders if the Company experiences a fundamental change (as defined in the Notes), which generally would occur in the event (i) any person acquires beneficial ownership of shares of common stock of the Company entitling such person to exercise at least 40% of the total voting power of all of the shares of capital stock of the Company entitled to vote generally in elections of directors, (ii) an acquisition of the Company by another person through a merger or consolidation, or the sale, transfer or lease of all or substantially all of the Company’s assets, or (iii) the Company’s current directors cease to constitute a majority of the board of directors of the Company within a 12-month period, disregarding for this purpose any director who voluntarily resigns as a director or dies while serving as a director. Effective February 18, 2018, pursuant to the amendment to the Notes, the redemption price has been reduced from 120% to 100% of the principal amount of the Note to be repurchased plus accrued and unpaid interest as of the redemption date.

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and are being amortized to interest expense over the repayment period for the loan using the effective interest rate method.  The interest expense related to the debt discount during the year ended December 31, 2017 and 2016 was approximately $45,000 and $37,000, respectively, and the remaining unamortized debt discount was approximately $30,000.

Semi-annual interest payments have been made in each of August 2016, February 2017, and August 2017, for approximately $336,000,  $420,000, and $434,000, respectively, in-kind with the issue of additional notes (Interest Notes) to the Purchasers.  The Interest Notes have terms identical to the Notes. As of December 31, 2017, the Notes and Interest Notes could be converted into a maximum of 1,081,166 shares of common stock at $8.50 per share, excluding the effects of future payments of interest in-kind.

Future repayments on outstanding convertible notes payable are as follows:

Year ending December 31,
2018	$—
2019	$9,189

$9,189

Note 12: Related Party Transactions

A related party to one of the Company's executive officers performed construction work at the Company’s new corporate headquarters in the fourth quarter of 2017. The construction work was completed at a cost of approximately $195,000, which was paid in the fourth quarter of 2017.

Note 13: Subsequent Events

Conversion of Interest Payable to Note

In February 2018, the Company made payment in-kind of interest on the Notes and the Interest Notes for the period from August 16, 2017 to February 15, 2018 with the issue of an additional note to the Purchasers (Interest Note 4).  Interest Note 4 has a principal amount of approximately $463,000 and has terms identical to the Notes and the Interest Notes.