Form 10-Q
period 2018-03-31
MoSys, Inc.
filed 2018-05-11
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 30, 2018, 8,170,910 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

March 31, 2018

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$3,501	$3,868
Accounts receivable	1,505	1,681
Inventories	1,900	1,766
Prepaid expenses and other	1,255	1,347
Total current assets	8,161	8,662
Property and equipment, net	658	827
Goodwill	13,276	13,276
Intangible assets, net	84	111
Other	262	263
Total assets	$22,441	$23,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$233	$170
Deferred revenue	2,702	3,938
Accrued expenses and other	1,886	2,507
Total current liabilities	4,821	6,615
Long-term liabilities	18	18
Convertible notes payable	9,635	9,160
Total liabilities	14,474	15,793
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 8,171 shares and 8,068 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	8	8
Additional paid-in capital	232,069	232,026
Accumulated deficit	(224,110)	(224,688)
Total stockholders’ equity	7,967	7,346
Total liabilities and stockholders’ equity	$22,441	$23,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Net revenue
Product	$3,704	$955
Royalty and other	504	257
Total net revenue	4,208	1,212
Cost of net revenue	1,601	602
Gross profit	2,607	610
Operating expenses
Research and development	1,051	3,485
Selling, general and administrative	989	1,314
Total operating expenses	2,040	4,799
Income (loss) from operations	567	(4,189)
Interest expense	(221)	(224)
Other income, net	3	13
Income (loss) before income taxes	349	(4,400)
Income tax provision	1	5
Net and comprehensive income (loss)	$348	$(4,405)
Net income (loss) per share
Basic	$0.04	$(0.66)
Diluted	$0.04	$(0.66)
Shares used in computing net income (loss) per share
Basic	8,130	6,647
Diluted	8,347	6,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$348	$(4,405)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	169	196
Stock-based compensation	94	185
Amortization of intangible assets	27	28
Amortization of debt issuance costs	12	11
Accrued interest	209	210
Changes in assets and liabilities:
Accounts receivable	406	(151)
Inventories	(134)	396
Prepaid expenses and other assets	93	173
Accounts payable	63	(219)
Deferred revenue and other liabilities	(1,604)	(602)
Net cash used in operating activities	(317)	(4,178)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	2,364
Purchases of marketable securities	—	(1,602)
Net cash provided by investing activities	—	762
Cash flows from financing activities:
Issuance costs for sale of common stock	(12)	(20)
Taxes paid to net share settle equity awards	(38)	—
Net cash used in financing activities	(50)	(20)
Net decrease in cash and cash equivalents	(367)	(3,436)
Cash and cash equivalents at beginning of period	3,868	8,766
Cash and cash equivalents at end of period	$3,501	$5,330
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$463	$420

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

MoSys, Inc. (the Company) was incorporated in California in September 1991 and reincorporated in September 2000 in Delaware. The Company’s strategy and primary business objective is to be an IP-rich fabless semiconductor company focused on the development and sale of integrated circuit (IC) products. Its Bandwidth Engine ICs combine the Company’s proprietary high-density embedded memory with its high-speed 10 gigabits per second and higher interface technology. The Company’s future success and ability to maintain profitability depends on its success in developing a market for its ICs.

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

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period.

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

Cash Equivalents and Investments

The Company invests its excess cash in money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive loss. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the condensed consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method.

Fair Value Measurements

The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1— Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2— Pricing is provided by third party sources of market information obtained through the Company’s investment advisors, rather than models. The Company does not adjust for, or apply, any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s Level 2 securities may include cash equivalents and available-for-sale securities, which consist primarily of certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high-quality credit ratings. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either March 31, 2018 or December 31, 2017.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no inventory write-downs during the three months ended March 31, 2018 or 2017.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was recognized as an adjustment to accumulated deficit as of January 1, 2018 of $230,000. Overall, the adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and comprehensive income and statement of cash flows for the three months ended March 31, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

Revenue is recognized when control over a product or service is transferred to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer and excludes any amounts collected on behalf of third parties. The Company enters into contracts that may include both products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

The Company does not have significant financing components, as payments from customers are typically due within 60 days of invoicing and the Company has elected the practical expedient to net value financing components that are less than one year. Shipping and handling costs are incurred by the customer, and, therefore, are not recorded as revenue.

The following table summarizes the cumulative effect of the changes to the Company’s unaudited condensed consolidated balance sheet as of January 1, 2018 due to the adoption of ASC 606 (in thousands):

	Balance as of December 31, 2017	Adjustments due to ASC 606	Balance as of January 1, 2018
Assets
Accounts receivable, net	$1,681	$230	$1,911
Equity
Accumulated deficit	$(224,688)	$230	$(224,458)

The following tables summarize the current-period impacts of adopting ASC 606 on the Company’s unaudited condensed consolidated balance sheet and statement of operations and comprehensive income:

	March 31, 2018
	As Reported	Effect of adoption	Balances without adoption of ASC 606
Assets
Accounts receivable, net	$1,505	$(220)	$1,285
Equity
Accumulated deficit	$(224,110)	$(220)	$(224,330)

	For the Three Months Ended March 31, 2018
	As Reported	Effect of adoption	Balances without adoption of ASC 606
Product sales	$3,704	$—	$3,704
Royalty and other	504	10	514
Cost of net revenue	1,601	—	1,601
Operating expenses	2,040	—	2,040
Interest expense	221	—	221
Other income, net	3	—	3
Income tax provision	1	—	1
Net income	348	10	358
Net income per share:
Basic	$0.04	$—	$0.04
Diluted	$0.04	$—	$0.04

Additionally, as a result of the adoption of ASC 606, the Company changed its accounting policy for revenue recognition.

Critical Accounting Policy – Revenue Recognition

The Company generates revenue primarily from sales of IC products and licensing of its IP. Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

IC products

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied.

The majority of the Company's contracts have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated, formula, list or fixed price. The Company sells its products both directly to customers and through distributors generally under agreements with payment terms typically less than 60 days.

The Company may record an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale.

Royalty and other

The Company’s licensing contracts typically provide for royalties based on the licensee’s use of the Company’s memory technology in its currently shipping commercial products. With the adoption of ASC 606 in January 2018, the Company estimates its royalty revenue in the calendar quarter in which the licensee uses the licensed technology.  Payments are generally received in the subsequent quarter.

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. For the three months ended March 31, 2018 contract liabilities were in a current position and included in deferred revenue.

During the three months ended March 31, 2018, the Company recognized revenue of $1.4 million that had been included in deferred revenue at December 31, 2017.

See Note 5 for disaggregation of revenue by geography.

Cost of Net Revenue

Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically include engineering support to assist in the commencement of production of a licensee’s products.

Goodwill

In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU No. 2017-04), which eliminated step 2, the computation of the implied fair value of goodwill to determine the amount of impairment, from the goodwill impairment test. Under ASU No. 2017-04, the Company determines the amount of goodwill impairment by comparing the fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized. The Company early-adopted ASU No. 2017-04 effective January 1, 2017, because the ASU significantly simplifies the evaluation of goodwill for impairment.

The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to determine the step one fair value, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s goodwill exceeds its fair value, then the Company must record an impairment charge equal to the difference. The Company performed its annual test for goodwill impairment as of September 1, 2017, and performed a subsequent test on March 31, 2018. In both tests, the Company’s fair value exceeded its carrying value of net assets and, as such, there was no additional impairment of goodwill.

Per Share Amounts

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and shares issuable in conjunction with our convertible debt.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31,
	2018	2017
Numerator:
Net income (loss)	$348	$(4,405)
Denominator:
Add: weighted-average common shares outstanding	8,130	6,647
Total shares: basic	8,130	6,647
Add: weighted-average stock options outstanding	63	—
Add: weighted-average unvested restricted stock units	154	—
Total shares: diluted	8,347	6,647
Net income (loss) per share:
Basic	$0.04	$(0.66)
Diluted	$0.04	$(0.66)

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	Three months ended
	March 31,	March 31,
	2018	2017
Options outstanding to purchase common stock	186	508
Unvested restricted common stock units	-	89
Convertible debt	2,272	973
Total	2,458	1,570

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method.  Unamortized debt issuance costs are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and accounted for as debt discounts.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	March 31, 2018
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,501	$—	$—	$3,501

	December 31, 2017
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,868	$—	$—	$3,868

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	March 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$622	$622	$—	$—

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$621	$621	$—	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2018 or 2017.

Note 3. Balance Sheet Detail

	March 31,	December 31,
	2018	2017
	(in thousands)
Inventories:
Work-in-process	$1,746	$1,612
Finished goods	154	154
	$1,900	$1,766

Identifiable intangible assets were (dollar amounts in thousands):

March 31, 2018
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$780	$696	$84

December 31, 2017
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$780	$669	$111

Amortization expense has been included in research and development expense in the condensed consolidated statements of operations.  The remaining estimated aggregate amortization expense is less than $0.1 million and will be recognized in 2018.

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2018 or 2017 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any material payments related to these indemnification agreements.

Legal Matters

In October 2017, Trinity Technologies, Inc. (Trinity), the Company’s former sales representative in the San Francisco Bay Area, filed a lawsuit against the Company in the Superior Court of California alleging non-payment of commissions. In April 2018, the Company and Trinity executed a settlement agreement, and Trinity dismissed the lawsuit. Under the terms of the settlement agreement, the Company agreed to pay Trinity for commissions related to both 2017 and 2018. Commissions for the period prior to April 1, 2018 were accrued as of March 31, 2018. Pursuant to the settlement agreement, the Company will accrue additional commission expenses of approximately $250,000 in the quarter ending June 30, 2018.

Note 5. Business Segments, Concentration of Credit Risk and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business.  Net revenue is attributed to the United States and to all foreign countries based on the geographical location of the customer.

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
North America	$3,357	$822
Japan	714	169
Taiwan	83	171
Rest of world	54	50
Total net revenue	$4,208	$1,212

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended
	March 31,
	2018	2017
Customer A	34%	55%
Customer B	24%	*%
Customer C	17%	14%

*	Represents less than 10%

One customer accounted for 59% of accounts receivable, net at March 31, 2018. One customer accounted for 63% of accounts receivable, net at December 31, 2017.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2013 to 2017 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2009 to 2017.  As of March 31, 2018, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of March 31, 2018 was $1.0 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.2 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of March 31, 2018 was $0.5 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 0.9 years.

For the three months ended March 31, 2018 and 2017, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions

 The fair value of the Company’s stock options granted for the three months ended March 31, 2018 and 2017 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	2018	2017
Risk-free interest rate	2.2%	1.6%
Volatility	109.5%	70.2%
Expected life (years)	4.0	4.0
Dividend yield	—%	—%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates, as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the historical volatility of the Company’s stock price over the expected term of the options. The expected term of options granted was derived from historical data based on employee exercises and post‑vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends, and has no intention to pay dividends in the near future.

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

Common Stock Options and Restricted Stock

A summary of option and RSU activity under the Company’s Amended and Restated 2010 Equity Incentive Plan (the Plan) is presented below (in thousands, except exercise price):

		Awards outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at January 1, 2018	231	307	$4.81
Additional shares authorized under the Plan	50	—	—
RSUs granted	(60)	—	—
RSUs cancelled and returned to the Plan	1	—	—
Options granted	(40)	40	$1.28
Options cancelled and returned to the Plan	2	(2)	$23.47
Balance at March 31, 2018	184	345	$4.30

A summary of RSU activity under the Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at January 1, 2018	376	$1.58
Granted	60	$1.16
Vested	(133)	$2.11
Cancelled	(1)	$0.94
Non-vested shares at March 31, 2018	302	$1.27

In the three months ended March 31, 2018, the Company paid approximately $38,000 for employee income taxes related to net share settlement of vested RSUs.

The total intrinsic value of the RSUs outstanding as of March 31, 2018 was $0.3 million.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2018 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.75 - $1.27	160	5.50	$0.75	—	$—	$—
$1.28 - $7.19	51	6.29	$2.10	6	$5.08	$—
$7.20 - $20.49	113	8.40	$7.20	60	$7.20	$—
$20.50 - $43.59	19	6.95	$20.60	15	$20.63	$—
$44.60 - $46.19	1	5.18	$44.60	1	$44.60	$—
$46.20 - $46.20	1	5.88	$46.20	1	$46.20	$—
$0.75 - $46.20	345	6.68	$4.30	83	$9.87	$—
Vested and expected to vest	291	6.81	$4.77
Exercisable	83	8.08	$9.87

There were no stock options exercised during the three months ended March 31, 2018 or 2017. As of March 31, 2018 the intrinsic value of outstanding stock options was approximately $70,000.

Note 8. Convertible Notes

On March 14, 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) with the purchasers of $8,000,000 principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the “Notes”), at par, in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. Pursuant to an amendment to the Notes and related documents effective February 18, 2018, the interest rate was reduced to 8%, the maturity date of the Notes was extended to August 15, 2019, and the optional conversion price was reduced from $8.50 of Note principal per share of common stock to $4.25 of Note principal per share of common stock. The conversion price is subject to adjustment upon certain events, such as stock splits, reverse stock splits, stock dividends and similar kinds of transactions, as set forth in the Purchase Agreement. Pursuant to a security agreement entered into by the Company, the Notes are secured by a security interest in all of the assets of the Company.

The Notes originally had an interest rate of 10%, but from February 15, 2018, the annual rate of interest is 8%. Accrued interest is payable semi-annually in cash or in kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. The Notes are noncallable and nonredeemable by the Company. The Notes are redeemable at the election of the holders if the Company experiences a fundamental change (as defined in the Notes), which generally would occur in the event (i) any person acquires beneficial ownership of shares of common stock of the Company entitling such person to exercise at least 40% of the total voting power of all of the shares of capital stock of the Company entitled to vote generally in elections of directors, (ii) an acquisition of the Company by another person through a merger or consolidation, or the sale, transfer or lease of all or substantially all of the Company’s assets, or (iii) the Company’s current directors cease to constitute a majority of the board of directors of the Company within a 12-month period, disregarding for this purpose any director who voluntarily resigns as a director or dies while serving as a director. Pursuant to the amendment to the Notes, the redemption price was reduced from 120% to 100% of the principal amount of the Note to be repurchased plus accrued and unpaid interest as of the redemption date.

No holder of a Note is entitled to convert such Note if effective upon the applicable conversion date (i) the holder would have beneficial ownership of more than 9.9% of the voting capital stock of the Company as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, (with exceptions specified in the Purchase Agreement), or (ii) if the shares are being acquired or held with a purpose or effect of changing or influencing control of the Company, or in connection with or as a participant in any transaction having that purpose or effect, as determined in the sole discretion of the board of directors of the Company. There is no required sinking fund for the Notes. The Notes have not been registered for resale, and the holder(s) do not have registration rights.

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and are being amortized to interest expense over the repayment period for the original loan using the effective interest rate method.  The interest expense related to the debt discount during the three months ended March 31, 2018 and 2017 was approximately $12,000 and $11,000, respectively, and the remaining unamortized debt discount was approximately $18,000.

Semi-annual interest payments have been made in each of August 2016, February 2017, August 2017 and February 2018, for approximately $336,000, $420,000, $434,000 and $463,000, respectively, in-kind with the issue of additional notes (Interest Notes) to the Purchasers.  The Interest Notes have terms identical to the Notes. As of March 31, 2018, the Notes and Interest Notes could be converted into a maximum of 2,271,338 shares of common stock at $4.25 per share, excluding the effects of future payments of interest in-kind and beneficial ownership ceiling of 9.9%.

The outstanding convertible notes payable of $9.7 million (excluding unamortized discount of approximately $18,000 as of March 31, 2018) are due in August 2019.

Note 9. Restructuring Charges

In the second quarter of 2017, the Company effected a reduction in its workforce and associated operating expenses, net loss and cash burn. The Company reduced headcount by approximately 60% with the majority of the reductions occurring at its U.S. headquarters facility.  As a result of the restructuring, the Company recorded approximately $1.0 million of charges for severance benefits and future obligations under computer-aided design software licenses. In the third quarter of 2017, the Company closed its Japanese branch and Iowa locations and further reduced headcount resulting in additional expenses of approximately $50,000.  In the fourth quarter of 2017, the Company terminated its existing headquarters facility lease and incurred lease termination expenses of approximately $270,000.

Expenses related to the restructure are included in the restructuring charges line in the consolidated statements of operations and the remaining liability is included in accrued expenses and other on the consolidated balance sheets consisting of (in thousands):

	Facility related	Contractual obligations and other termination costs	Total
Balance as of January 1, 2018	$89	$389	$478
Restructuring charge	—	—	—
Cash payments	(89)	(131)	(220)
Balance as of March 31, 2018	$—	$258	$258

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2018 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our annual report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

Our strategy and primary business objective is to become a profitable fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed networking, communications, storage and data center markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface, or SerDes interface, with our intelligent access technology and a highly efficient interface protocol. Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and SerDes interfaces used in advanced systems-on-chips, or SoCs. In April 2017, we implemented restructuring initiatives to effect a reduction in our workforce and associated operating expenses, net loss and cash burn. Under these initiatives, we significantly reduced our headcount, closed our international sales offices and relocated and downsized our corporate headquarters. We are now focusing our resources primarily on producing and selling our existing products, and have substantially curtailed new product development. Our second-generation Bandwidth Engine, or Bandwidth Engine 2, products are expected to be our primary revenue source through at least 2019, and we expect these products to continue to generate significant revenue thereafter. We expect our third generation Bandwidth Engine products, Bandwidth Engine 3, to commence production in late 2018, and begin generating meaningful revenue in 2019. Despite our limited new product development efforts, we believe our current product portfolio positions us to pursue future growth and maintain profitability.  We will continue to seek third-party funding for new product development efforts.

Our future success and ability to achieve and maintain profitability are dependent on the marketing and sales of our IC products into networking, communications and other markets requiring high-bandwidth memory access.

Accounting Change

On January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was recognized as an adjustment to accumulated deficit of $0.2 million as of January 1, 2018. Overall, the adoption of ASC 606 did not have a material impact on the condensed consolidated balance sheet as of March 31, 2018, and statement of operations and comprehensive income and statement of cash flows for the three months ended March 31, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with our historical practice of recognizing product revenue when title and risk of loss pass to the customer.

The following table summarizes the impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the three months ended March 31, 2018 (in millions):

	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	$4,208	$10	$4,218
Operating Expenses	$2,040	$-	$2,040
Income from Operations	$567	$10	$577

Sources of Revenue

Product.  Product revenue is generally recognized at the time of shipment to our customers. An estimated allowance may be recorded, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale.

Royalty and other. Our licensing contracts typically provide for royalties based on the licensee’s use of our memory technology in their currently shipping commercial products. With the adoption of ASC 606 in January 2018, we estimate royalty revenue in the period in which the licensee uses the licensed technology.  Payments are received in the following period.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, there have been no material changes to our significant accounting policies and estimates, except that we adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, as discussed in Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations

Net Revenue.

	March 31,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Product -three months ended	$3,704	$955	$2,749	288%
Percentage of total net revenue	88%	79%

Product revenue increased for the three months ended March 31, 2018 compared with the same period of 2017 primarily due to higher shipment volumes of our Bandwidth Engine products, as well as higher average selling prices.

	March 31,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Royalty and other -three months ended	$504	$257	$247	96%
Percentage of total net revenue	12%	21%

Royalty revenue and other includes revenues generated from licensing agreements.  Royalty and other revenue increased primarily due to non-recurring license and engineering services for a development project which was completed during the quarter ended March 31, 2018 and for which cash was collected in a prior period. This increase was offset by a decrease in royalties due to lower shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	March 31,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$1,601	$602	$999	166%
Percentage of total net revenue	38%	50%

	March 31,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Gross profit -three months ended	$2,607	$610	$1,997	327%
Percentage of total net revenue	62%	50%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue increased for the three months ended March 31, 2018 compared with the same period of 2017 primarily due to increased shipment volumes.

Gross profit increased for the three months ended March 31, 2018, compared with the same period of 2017, primarily due to the increase in gross profit from increased product shipments  and reduced manufacturing costs, as well as non-recurring license and engineering services fees for a development project, partially offset by slightly lower royalty revenue, which has no corresponding.

	March 31,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Gross profit - product -three months ended	$2,103	$353	$1,750	496%
Percentage of product revenue	57%	37%

Research and Development.

	March 31,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Research and development -three months ended	$1,051	$3,485	$(2,434)	(70)%
Percentage of total net revenue	25%	288%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease for the three months ended March 31, 2018 compared with the same period in 2017 was primarily due to reduced personnel, product development and qualification, stock-based compensation, and computer-aided design software expenses and facility costs.

We expect research and development expenses to remain at approximately the same levels during each of the remaining quarters of 2018, due primarily to cost-reduction initiatives implemented in 2017 (discussed in Note 9 to the Condensed Consolidated Financial Statements), as we continue to primarily focus our resources on producing and selling our existing products, and have substantially limited new product development.

Research and development expenses included stock-based compensation expense of approximately $6,000 and $109,000 for the three months ended March 31, 2018 and 2017, respectively.

Selling, General and Administrative.

	March 31,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
SG&A -three months ended	$989	$1,314	$(325)	(25)%
Percentage of total net revenue	24%	108%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three months ended March 31, 2018 compared with the same period in 2017 was primarily due to lower compensation costs, including lower stock-based compensation charges. Due to the effects of cost-reduction initiatives implemented in 2017, we expect SG&A expenses to remain at approximately the same levels for the remainder of 2018, except for a slight increase in the second quarter attributable to higher sales commission expenses.

Selling, general and administrative expenses included stock-based compensation expense of $0.1 million for each of the three-month periods ended March 31, 2018 and 2017.

Interest expense

	March 31,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Interest expense - three months ended	$(221)	$(224)	$(3)	(1)%
Percentage of total net revenue	(5)%	(18)%

Interest expense consisted of interest expense on the Notes.  To date, we have paid all accumulated interest for the period from issuance of the Notes in March 2016 in-kind through the issuance of an identical new senior secured convertible notes. See Note 8 to the condensed consolidated financial statements for additional disclosure.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2018, we had cash and cash equivalents of $3.5 million and working capital of $3.3 million.

Net cash used in operating activities was $0.3 million for the first three months of 2018, which primarily resulted from $1.2 million in net reductions in assets and liabilities partially offset by net income of $0.3 million, non-cash charges, including stock-based compensation expense of $0.1 million, depreciation and amortization expenses of $0.2 million and accrued interest of $0.2 million. The changes in assets and liabilities primarily related to the timing of customer collections and inventory prepayments and the net change in liabilities.

Net cash used in operating activities was $4.2 million for the first three months of 2017, which primarily resulted from our net loss of $4.4 million, partially offset by non-cash charges, including stock-based compensation expense of $0.2 million and depreciation and amortization expenses of $0.2 million.

There were no cash flows from investing activities during the three months ended March 31, 2018. Net cash provided by investing activities was $0.8 million for the first three months of 2017, and included net amounts transferred to cash and cash equivalents from investments of $0.8 million, which did not impact our liquidity.

Net cash used in financing activities for the first three months of 2018 consisted of amounts paid for employee income taxes related to net share settlement of vested RSUs and costs incurred in connection with the sale of common stock and warrants to purchase common stock in an equity offering completed in July 2017.

Net cash used in financing activities for the first three months of 2017 consisted primarily of payments of income taxes related to the issuance of common stock upon vesting of restricted stock units.

Our future liquidity and capital requirements are expected to vary from quarter to quarter, depending on numerous factors, including:

•	level of revenue;
•	cost, timing and success of technology development efforts;
•	inventory levels, timing of product shipments and length of billing and collection cycles;
•	fabrication costs, including mask costs, of our ICs, currently under development;
•	variations in manufacturing yields, materials costs and other manufacturing risks;
•	costs of acquiring other businesses and integrating the acquired operations;
•	profitability of our business; and
•	whether interest payments on the Notes are paid in cash or, at our election, in-kind through the issuance of new Notes with identical terms for the accrued interest.

Working Capital

Our primary capital requirements are to fund working capital, capital expenditures and for general corporate purposes, including the repayment of the Notes in August 2019. To date, we have made accrued interest payments on the Notes in kind through the issuance of additional identical notes totaling approximately $1.7 million.  Although we expect to be profitable for 2018, we expect our cash expenditures to continue to exceed receipts in 2018, due to the application of customer prepayments received in 2017 and ongoing working capital requirements. We incurred net losses of approximately $11 million and $32 million for the years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit of approximately $224 million as of March 31, 2018.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have required us to raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions.

We expect to raise additional capital for working capital and repayment of the Notes, but there can be no assurance that such funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement additional cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

If we were to raise additional capital through sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products;
•	expand our product development and sales and marketing organizations;
•	acquire complementary technologies, products or businesses;
•	expand operations, in the United States or internationally;

•	hire, train and retain employees;
•	respond to competitive pressures or unanticipated working capital requirements; or
•	repay the Notes when they are due.

Our failure to do any of these things could seriously harm our ability to execute our business strategy and may force us to curtail our research and development plans or existing operations.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2018 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	565	$214	$351	$—	$—

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first three months of 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2017, which we filed with the Securities and Exchange Commission on March 12, 2018.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 11, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

EXHIBIT INDEX

31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32.1	Section 1350 certification

101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 11, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2018		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)