Form 10-Q
period 2018-06-30
MoSys, Inc.
filed 2018-08-08
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 8,170,910 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

MOSYS, INC.

FORM 10-Q

June 30, 2018

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$3,595	$3,868
Accounts receivable	1,474	1,681
Inventories	2,294	1,766
Prepaid expenses and other	428	1,347
Total current assets	7,791	8,662
Property and equipment, net	512	827
Goodwill	13,276	13,276
Intangible assets, net	56	111
Other	262	263
Total assets	$21,897	$23,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$228	$170
Deferred revenue	1,576	3,938
Accrued expenses and other	1,987	2,507
Total current liabilities	3,791	6,615
Long-term liabilities	18	18
Convertible notes payable	9,647	9,160
Total liabilities	13,456	15,793
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 8,171 shares and 8,068 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	8	8
Additional paid-in capital	232,228	232,026
Accumulated deficit	(223,795)	(224,688)
Total stockholders’ equity	8,441	7,346
Total liabilities and stockholders’ equity	$21,897	$23,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue
Product	$4,051	$1,111	$7,755	$2,066
Royalty and other	547	273	1,051	530
Total net revenue	4,598	1,384	8,806	2,596
Cost of net revenue	1,833	732	3,434	1,334
Gross profit	2,765	652	5,372	1,262
Operating expenses
Research and development	990	2,313	2,041	5,798
Selling, general and administrative	1,250	1,101	2,239	2,415
Restructuring charges	—	1,002	—	1,002
Total operating expenses	2,240	4,416	4,280	9,215
Income (loss) from operations	525	(3,764)	1,092	(7,953)
Interest expense	(206)	(223)	(427)	(447)
Other income (expense), net	(3)	—	—	13
Income (loss) before income taxes	316	(3,987)	665	(8,387)
Income tax provision	1	7	2	12
Net and comprehensive income (loss)	$315	$(3,994)	$663	$(8,399)
Net income (loss) per share
Basic	$0.04	$(0.60)	$0.08	$(1.26)
Diluted	$0.04	$(0.60)	$0.08	$(1.26)
Shares used in computing net income (loss) per share
Basic	8,171	6,677	8,151	6,662
Diluted	8,409	6,677	8,378	6,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$663	$(8,399)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	340	389
Stock-based compensation	252	356
Amortization of intangible assets	55	56
Amortization of debt issuance costs	24	22
Accrued interest	403	430
(Gain) loss on disposal of assets	—	—
Changes in assets and liabilities
Accounts receivable	207	37
Inventories	(528)	403
Prepaid expenses and other assets	920	(653)
Accounts payable	58	(407)
Deferred revenue and other liabilities	(2,592)	763
Net cash used in operating activities	(198)	(7,003)
Cash flows from investing activities:
Purchases of property and equipment	(25)	—
Proceeds from sales and maturities of marketable securities	—	2,604
Purchases of marketable securities	—	(1,602)
Net cash provided by (used in) investing activities	(25)	1,002
Cash flows from financing activities:
Issuance costs for sale of common stock	(12)	(22)
Taxes paid to net share settle equity awards	(38)	—
Net cash used in financing activities	(50)	(22)
Net decrease in cash and cash equivalents	(273)	(6,023)
Cash and cash equivalents at beginning of period	3,868	8,766
Cash and cash equivalents at end of period	$3,595	$2,743
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$463	$420

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either June 30, 2018 or December 31, 2017.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no inventory write-downs during the three or six months ended June 30, 2018 or 2017.

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. For the six months ended June 30, 2018, contract liabilities were in a current position and included in deferred revenue.

During the six months ended June 30, 2018, the Company recognized revenue of $2.6 million that had been included in deferred revenue at December 31, 2017.

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

Goodwill

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU No. 2017-04), which eliminated step 2, the computation of the implied fair value of goodwill to determine the amount of impairment, from the goodwill impairment test. Under ASU No. 2017-04, the Company determines the amount of goodwill impairment by comparing the fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized. The Company early-adopted ASU No. 2017-04 effective January 1, 2017, because the ASU significantly simplifies the evaluation of goodwill for impairment.

The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to determine the step one fair value, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s goodwill exceeds its fair value, then the Company must record an impairment charge equal to the difference. The Company performed its annual test for goodwill impairment as of September 1, 2017, and performed a subsequent test on June 30, 2018. In both tests, the Company’s fair value exceeded its carrying value of net assets and, as such, there was no additional impairment of goodwill.

Per Share Amounts

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and shares issuable in conjunction with the Company’s outstanding senior secured convertible notes.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$315	$(3,994)	$663	$(8,399)
Denominator:
Add: weighted-average common shares outstanding	8,171	6,677	8,151	6,662
Total shares: basic	8,171	6,677	8,151	6,662
Add: weighted-average stock options outstanding	81	—	72	—
Add: weighted-average unvested restricted stock units	157	—	155	—
Total shares: diluted	8,409	6,677	8,378	6,662
Net income (loss) per share:
Basic	$0.04	$(0.60)	$0.08	$(1.26)
Diluted	$0.04	$(0.60)	$0.08	$(1.26)

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Options outstanding to purchase common stock	144	336	144	659
Employee stock purchase plan	—	—	—	35
Unvested restricted common stock units	—	52	—	11
Convertible debt	2,271	973	2,271	889
Total	2,415	1,361	2,415	1,594

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method.  Unamortized debt issuance costs are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and accounted for as debt discounts.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	June 30, 2018
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,595	$—	$—	$3,595

	December 31, 2017
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,868	$—	$—	$3,868

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	June 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$625	$625	$—	$—

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$621	$621	$—	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three or six months ended June 30, 2018 or 2017.

Note 3. Balance Sheet Detail

	June 30,	December 31,
	2018	2017
	(in thousands)
Inventories:
Work-in-process	$1,941	$1,612
Finished goods	353	154
	$2,294	$1,766

Identifiable intangible assets were (dollar amounts in thousands):

June 30, 2018
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$780	$724	$56

December 31, 2017
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$780	$669	$111

Amortization expense has been included in research and development expense in the condensed consolidated statements of operations.  The remaining estimated aggregate amortization expense is less than $0.1 million and will be recognized in 2018.

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three or six months ended June 30, 2018 or 2017 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any material payments related to these indemnification agreements.

Legal Matters

In October 2017, Trinity Technologies, Inc. (Trinity), the Company’s former sales representative in the San Francisco Bay Area, filed a lawsuit against the Company in the Superior Court of California alleging non-payment of commissions. In April 2018, the Company and Trinity executed a settlement agreement, and Trinity dismissed the lawsuit. Under the terms of the settlement agreement, the Company agreed to pay Trinity for commissions related to both 2017 and 2018. Commissions for the period prior to April 1, 2018 were accrued as of March 31, 2018. Pursuant to the settlement agreement, the Company recorded commission expenses of approximately $250,000 and paid approximately $450,000 in the quarter ended June 30, 2018.

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

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
North America	$3,384	$961	$6,741	$1,783
Japan	1,128	200	1,842	371
Taiwan	73	171	156	340
Rest of world	13	52	67	102
Total net revenue	$4,598	$1,384	$8,806	$2,596

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Customer A	31%	37%	39%	46%
Customer B	24%	14%	12%	14%
Customer C	21%	*%	22%	*%
Customer D	*%	10%	*%	*%
Customer E	*%	10%	*%	12%

*	Represents less than 10%

Two customers accounted for 76% of accounts receivable, net at June 30, 2018. One customer accounted for 63% of accounts receivable, net at December 31, 2017.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2013 to 2017 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2009 to 2017.  As of June 30, 2018, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, net of expected forfeitures, as of June 30, 2018 was $0.8 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.0 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, net of expected forfeitures, as of June 30, 2018 was $0.3 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 0.6 years.

For the three and six months ended June 30, 2018 and 2017, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions

 No stock options were granted during the three months ended June 30, 2018 or 2017. The fair value of the Company’s stock options granted for the six months ended June 31, 2018 and 2017 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

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

Common Stock Options and Restricted Stock

A summary of option and RSU activity under the Company’s Amended and Restated 2010 Equity Incentive Plan (the Plan) is presented below (in thousands, except exercise price):

		Awards outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at January 1, 2018	231	307	$4.81
Additional shares authorized under the Plan	50	—	—
RSUs granted	(60)	—	—
RSUs cancelled and returned to the Plan	1	—	—
Options granted	(40)	40	$1.28
Options cancelled and returned to the Plan	2	(2)	$23.47
Balance at March 31, 2018	184	345	$4.30
Options cancelled and returned to the Plan	1	(1)	$9.40
Balance at June 30, 2018	185	344	$4.27

A summary of RSU activity under the Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at January 1, 2018	376	$1.58
Granted	60	$1.16
Vested	(133)	$2.11
Cancelled	(1)	$0.94
Non-vested shares at June 30, 2018	302	$1.27

In the six months ended June 30, 2018, the Company paid approximately $38,000 for employee income taxes related to net-share settlement of vested RSUs.

The total intrinsic value of the RSUs outstanding as of June 30, 2018 was $0.5 million.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2018 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.75 - $1.27	160	5.30	$0.75	—	$—	$160
$1.28 - $7.19	51	6.07	$2.10	7	$5.17	$19
$7.20 - $20.49	112	8.01	$7.20	70	$7.20	$—
$20.50 - $43.59	19	6.55	$20.50	16	$20.50	$—
$44.60 - $46.19	1	4.93	$44.60	1	$44.60	$—
$46.20 - $46.20	1	5.64	$46.20	1	$46.20	$—
$0.75 - $46.20	344	6.37	$4.27	95	$9.68	$179
Vested and expected to vest	322	6.42	$4.45			162
Exercisable	94	7.68	$9.68			—

There were no stock options exercised during the six months ended June 30, 2018 or 2017. As of June 30, 2018, the intrinsic value of outstanding stock options was approximately $0.2 million.

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and are being amortized to interest expense over the repayment period for the original loan using the effective interest rate method.  The interest expense related to the debt discount during the three and six months ended June 30, 2018 was approximately $12,000 and $24,000, respectively, and during the three and six months ended June 30, 2017 was approximately $11,000 and $22,000, respectively.

Semi-annual interest payments have been made in each of August 2016, February 2017, August 2017 and February 2018, for approximately $336,000, $420,000, $434,000 and $463,000, respectively, in-kind with the issue of additional notes (Interest Notes) to the Purchasers.  The Interest Notes have terms identical to the Notes. As of June 30, 2018, the Notes and Interest Notes could be converted into a maximum of 2,271,338 shares of common stock at $4.25 per share, excluding the effects of future payments of interest in-kind and a beneficial ownership ceiling of 9.9%.

The outstanding convertible notes payable of $9.7 million (excluding unamortized discount of approximately $6,000 as of June 30, 2018) are due in August 2019.

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

Expenses related to the restructure are included in the restructuring charges line in the condensed consolidated statements of operations and the remaining liability is included in accrued expenses and other on the condensed consolidated balance sheets consisting of (in thousands):

	Facility related	Contractual obligations and other termination costs	Total
Balance as of January 1, 2018	$89	$389	$478
Cash payments	(89)	(131)	(220)
Balance as of March 31, 2018	$—	$258	$258
Cash payments	—	(86)	(86)
Balance as of June 30, 2018	$—	$172	$172

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

Company Overview

Our strategy and primary business objective is to be a profitable fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed cloud networking, communications, security appliance, video, test and monitoring and data center markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our principal product line and source of substantially all of our revenue is the Bandwidth Engine® product family. Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface, or SerDes I/O, with our intelligent access technology and a highly efficient interface protocol. Historically, our primary business was the design, development, marketing, sale and support of differentiated intellectual property, or IP, including embedded memory and high-speed parallel and SerDes I/O used in advanced systems-on-chips, or SoCs. In April 2017, we implemented restructuring initiatives to effect a reduction in our workforce and associated operating expenses, net loss and cash burn. Under these initiatives, we significantly reduced our headcount, closed our international sales offices and relocated and downsized our corporate headquarters. We are now focusing our resources primarily on producing and selling our existing products, and have substantially curtailed new product development. Our second-generation Bandwidth Engine, or Bandwidth Engine 2, products are expected to be our primary revenue source through at least 2019, and to continue to generate significant revenue thereafter. We expect our third generation Bandwidth Engine products, Bandwidth Engine 3, to commence production in late 2018, and begin generating meaningful revenue in late 2019. Despite our limited new product development efforts, we believe our current product portfolio positions us to pursue future growth and maintain profitability. However, we were recently informed by a large customer that it will be phasing out our Bandwidth Engine IC products over the next 24 months. The customer informed us that its decision was not attributable to any dissatisfaction with the our products or performance. We expect to fulfill the customer’s remaining commitments and complete shipments of our Bandwidth Engine IC products to this customer in the first half of 2019. The loss of future business with this customer is expected to result in a material reduction in our revenue outlook beginning in the fourth quarter of 2018. We continue to seek opportunities to sell existing products, license our technology and obtain third-party funding for new product development efforts. Our future success and ability to achieve and maintain profitability are dependent on the marketing and sales of our IC products into cloud networking, communications, security appliances, monitoring and test, data center, video, and other markets requiring high-bandwidth memory access.

Accounting Change

On January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was recognized as an adjustment to accumulated deficit of $0.2 million as of January 1, 2018. Overall, the adoption of ASC 606 did not have a material impact on the condensed consolidated balance sheet as of June 30, 2018, the statement of operations and comprehensive income for the three or six months ended June 30, 2018 and statement of cash flows for the six months ended June 30, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with our historical practice of recognizing product revenue when title and risk of loss pass to the customer.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, there have been no material changes to our significant accounting policies and estimates, except that we adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, as discussed in Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations

Net Revenue.

	June 30,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Product -three months ended	$4,051	$1,111	$2,940	265%
Percentage of total net revenue	88%	80%
Product -six months ended	$7,755	$2,066	$5,689	275%
Percentage of total net revenue	88%	80%

Product revenue increased for the three and six months ended June 30, 2018 compared with the same periods of 2017 primarily due to higher shipment volumes of our Bandwidth Engine products, as well as higher average selling prices.

	June 30,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Royalty and other -three months ended	$547	$273	$274	100%
Percentage of total net revenue	12%	20%
Royalty and other -six months ended	$1,051	$530	$521	98%
Percentage of total net revenue	12%	20%

Royalty revenue and other includes revenues generated from licensing agreements.  The increases in royalty and other revenue was primarily due to non-recurring license and engineering services for a development project, which was substantially completed during the six months ended June 30, 2018 and for which cash was collected in 2017. These increases were partially offset by decreases in royalties due to lower shipment volumes by licensees whose products incorporate our licensed IP. We expect royalty and other revenues to decrease for the remainder of 2018 due to the recognition of revenue related to a non-recurring development project.

Cost of Net Revenue and Gross Profit.

	June 30,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$1,833	$732	$1,101	150%
Percentage of total net revenue	40%	53%
Cost of net revenue -six months ended	$3,434	$1,334	$2,100	157%
Percentage of total net revenue	39%	51%

	June 30,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Gross profit -three months ended	$2,765	$652	$2,113	324%
Percentage of total net revenue	60%	47%
Gross profit -six months ended	$5,372	$1,262	$4,110	326%
Percentage of total net revenue	61%	49%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue increased for the three and six months ended June 30, 2018 compared with the same periods of 2017 primarily due to increased IC product shipment volumes.

Gross profit increased for the three and six months ended June 30, 2018, compared with the same periods of 2017, primarily due to the increase in gross profit from increased product shipments and reduced manufacturing costs, as well as non-recurring license and engineering services fees for a development project, partially offset by lower royalty revenue, which has no corresponding costs.

	June 30,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Gross profit - product -three months ended	$2,218	$379	$1,839	485%
Percentage of total net revenue	48%	27%
Gross profit - product -six months ended	$4,321	$732	$3,589	490%
Percentage of total net revenue	49%	28%

Research and Development.

	June 30,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Research and development -three months ended	$990	$2,313	$(1,323)	(57)%
Percentage of total net revenue	22%	167%
Research and development -six months ended	$2,041	$5,798	$(3,757)	(65)%
Percentage of total net revenue	23%	223%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decreases for the three and six months ended June 30, 2018 compared with the same periods in 2017 were primarily due to reduced personnel, product development and qualification, stock-based compensation, and computer-aided design software expenses and facility costs.

We expect research and development expenses to remain at approximately the same levels during each of the remaining quarters of 2018, due primarily to cost-reduction initiatives implemented in 2017 (discussed in Note 9 to the Condensed Consolidated Financial Statements), as we continue to primarily focus our resources on producing and selling our existing products and have substantially limited new product development.

Research and development expenses included stock-based compensation expense of approximately $83,000 and $102,000 for the three months ended June 30, 2018 and 2017, respectively. Research and development expenses included stock-based compensation expense of approximately $89,000 and $211,000 for the six months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative.

June 30,	Change
2018	2017	2017 to 2018
(dollar amounts in thousands)
SG&A -three months ended	$1,250	$1,101	$149	14%
Percentage of total net revenue	27%	80%
SG&A -six months ended	$2,239	$2,415	$(176)	(7)%
Percentage of total net revenue	25%	93%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The increase for the three months ended June 30, 2018 compared with the same period in 2017 was due to a one-time expense to settle a disputed commissions claim with a terminated sales representative in Q2. The decrease for the six months ended June 30, 2018 compared with the same period in 2017 was primarily due to lower compensation costs. Due to the effects of cost-reduction initiatives implemented in 2017, we expect SG&A expenses to remain at approximately the same levels for the remainder of 2018.

Selling, general and administrative expenses included stock-based compensation expense of $0.1 million for each of the three-month periods ended June 30, 2018 and 2017. Selling, general and administrative expenses included stock-based compensation expense of approximately $0.2 million and $0.1 million for each of the six-month periods ended June 30, 2018 and 2017, respectively.

Interest expense

	June 30,		Change
	2018	2017	2017 to 2018
	(dollar amounts in thousands)
Interest expense - three months ended	$(206)	$(223)	$(17)	(8)%
Percentage of total net revenue	(4)%	(16)%
Interest expense - six months ended	$(427)	$(447)	$(20)	(4)%
Percentage of total net revenue	(5)%	(17)%

Interest expense consisted of interest expense on our senior secured convertible notes (the Notes).  To date, we have paid all accumulated interest for the Notes in-kind through the issuance of identical new senior secured convertible notes. See Note 8 to the condensed consolidated financial statements for additional disclosure.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2018, we had cash and cash equivalents of $3.6 million and working capital of $4.0 million.

Net cash used in operating activities was $0.2 million for the first six months of 2018, which primarily resulted from $1.9 million in net reductions in assets and liabilities partially offset by net income of $0.7 million, non-cash charges, including stock-based compensation expense of $0.3 million, depreciation and amortization expenses of $0.4 million and accrued interest of $0.4 million. The changes in assets and liabilities primarily related to the timing of customer collections and inventory prepayments and the net change in liabilities.

Net cash used in operating activities was $7.0 million for the first six months of 2017, which primarily resulted from our net loss of $8.4 million, partially offset by $1.4 million due to net changes in assets and liabilities and non-cash charges, including stock-based compensation expense of $0.4 million and depreciation and amortization expenses of

$0.4 million. The changes in assets and liabilities primarily related to accrued restructuring liabilities, accrued interest, which we expect will be settled in-kind, and the timing of payments to vendors.

Net cash used in investing activities during the six months ended June 30, 2018 was for the purchase of operating equipment. Net cash provided by investing activities was $1.0 million for the first six months of 2017, and included net amounts transferred to cash and cash equivalents from investments of $1.0 million, which did not impact our liquidity.

Net cash used in financing activities for the first six months of 2018 consisted of amounts paid for employee income taxes related to net share settlement of vested RSUs and costs incurred in connection with the sale of common stock and warrants to purchase common stock in an equity offering completed in July 2017.

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

Working Capital

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months. Our primary capital requirements are to fund working capital, capital expenditures and for general corporate purposes, including the repayment of the Notes, which are due on August 15, 2019. To date, we have made accrued interest payments on the Notes in kind through the issuance of additional identical notes totaling approximately $1.7 million, and, as of June 30, 2018, the principal outstanding under the Notes totaled $9.7 million. If we fail to pay the Notes, including accrued interest, in full when due, the holders of the Notes, acting through their agent, will be entitled to pursue all of their remedies as secured creditors, including taking possession of the collateral securing the Notes and effecting a private sale of some or all of our assets securing the Notes. After the holders of the Notes take such actions, we may not have enough assets to make payments owed to other creditors, to continue operating our business, or distribute any funds to stockholders.

We expect to raise additional capital for working capital and repayment of all or a portion of the Notes, but there can be no assurance that such funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement additional cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

If we were to raise additional capital through sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	repay the Notes when they are due;
•	develop or enhance our products;
•	expand our product development and sales and marketing organizations;
•	acquire complementary technologies, products or businesses;
•	expand operations;
•	hire, train and retain employees; or
•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could seriously harm our ability to execute our business strategy and may force us to curtail our existing operations or research and development plans.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the first six months of 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen.  These risks could have a material adverse impact on our business, financial condition and results of operations in the future.  We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 12, 2018.

ITEM 5. Other Information

Effective August 8, 2018, Mr. Leonard Perham has resigned as our president and chief executive officer. Mr. Perham will remain a member of our board of directors.

Mr. Daniel Lewis, a member of our board of directors since September 2017, has been appointed our new president and chief executive officer, effective August 8, 2018. Mr. Lewis will remain a member of board of directors, but has resigned from the audit and compensation committees of our board of directors. He has served as the managing member and an owner of GMS Manufacturing Solution LLC, which provides engineering services to manufacturing companies, since 2013. From 2001 to 2013, he served as chief executive officer of View Box Group, LLC, which provides management consulting services to small businesses. Prior to 2001, Mr. Lewis previously served as vice president of worldwide sales at both Xicor, Inc. and Integrated Device Technology, Inc. He has also held various sales and technical positions with Accelerant Networks, Inc. Intel Corporation, Zilog, Inc. and Digital Equipment Corporation. Mr. Lewis holds a B.S. in Electrical Engineering from the University of Michigan.

Mr. Lewis’s initial compensation will be an annual salary of $250,000.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 8, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2018		MOSYS, INC.

	By:	/s/ Leonard Perham
Leonard Perham
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)