Form 10-K
period 2018-12-31
MoSys, Inc.
filed 2019-03-12
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2018 or

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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2018 was $13,947,204 based upon the last sale price reported for such date on the Capital Market of the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by the Registrant and beneficial owners of more than 5% of the outstanding shares of common stock who the Registrant believes may be affiliates, if any, have been excluded as shares that might be deemed to be held by affiliates.  The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

As of February 28, 2019, 43,121,730 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Item 1.  Business

Overview

MoSys, Inc., together with its subsidiaries (“MoSys,” the “Company,” “we,” “our” or “us”), is a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed cloud networking, communications, security appliance, video, monitor and test, data center and computing markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our primary product line is marketed under the Blazar Accelerator Engine name and comprises our Bandwidth Engine and Programmable HyperSpeed Engine, or PHE, IC products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.   Further performance benefits can be achieved to offload statistical, search or other custom functions using our optional integrated logic and processor elements.  As data rates and the amount of high-speed processing increase, critical memory access bottlenecks occur. Our Bandwidth Engine and PHE ICs dramatically increase memory accesses per second, removing these bottlenecks. In addition, the serial interface and high-memory capacity reduce the board footprint, number of pins and complexity, while using less power. Our LineSpeed IC product line comprises non-memory, high-speed serialization-deserialization interface, or SerDes I/O, physical layer, or PHY, devices that ensure signal integrity between interfaces which is commonly referred to as clock data recovery, or CDR, or retimer functionality, which perform multiplexing to transition from one speed to another, commonly referred to as Gearbox functionality. These PHY devices reside within optical modules and networking equipment line cards designed for next-generation Ethernet and optical transport network applications.

Industry Background

The amount of data and the number of  data consumers and devices is growing exponentially, driven primarily by commercial and consumer cloud applications, video services, high speed mobile networks, Internet of Things, or IoT, and many other cloud applications. In order to meet these demands, the new cloud infrastructure, including the backbone, edge, access network and data centers, must scale in both speed and intelligence to handle real-time security, bandwidth allocation, and service-level expectations. In addition, workloads or applications delivered at a massive scale from the cloud require flexible and efficient data transmission to optimize resources to enable these applications and lower the overall cost, size and power of the data center. These increased demands strain communication between onboard IC devices, limiting the data throughput in network switches and routers and the network backbone.

To meet these demands, carrier and enterprise networks are merging with the cloud and are undergoing significant changes and, most significantly, are migrating to packet-based Ethernet networks that enable higher throughput, lower cost and uniform technology across access, core and metro network infrastructure. These networks are now being designed to deliver voice, video and high-speed Internet services on one converged, efficient and flexible network. These trends require networking systems, especially the high-speed switches, security appliances and routers that primarily comprise these networks, to comply with evolving market requirements and be capable of providing new services and better quality of service while supporting new protocols and standards. To support these trends, traditional OEM network and telecommunications equipment manufacturers, such as Nokia Corporation, and its subsidiary, Alcatel-Lucent, Cisco Systems, Inc., Tel. LM Ericsson, Fujitsu Ltd., Hitachi Ltd., Huawei Technologies, and Juniper Networks, Inc., as well as new vendors and cloud-service providers, who are delivering a new set of white-box solutions, must offer higher levels of packet forwarding rates, bandwidth density and be optimized to enable higher-density, lower-power data path connectivity in the next generations of their networking systems.

Networking communications, security, video and computing systems throughout the cloud network must operate at higher speed and performance levels, and so require new generations of packet processors and improved memory subsystems to enable system performance. These systems and their component line cards generally need to support aggregate rates of 100 gigabits per second, or Gbps, and above to meet the continued growth in network traffic. Data centers and access equipment that were previously aggregating slower traffic at rates of up to 40 Gbps now are being designed to aggregate traffic at 100 Gbps, or more. The transition to 100 Gbps networks is underway, and the increase in data rates for these networks is expected to continue to grow rapidly over the coming years.

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

Most networking and communication systems sold and in operation today include line cards that process data at speeds ranging from 10 Gbps to 400 Gbps, and support many aggregated slower ports. To accommodate the substantial and growing increase in demand for networking communications and applications, networking systems manufacturers are developing and bringing to market next-generation systems that run at aggregate speeds of 400 Gbps or more with newer products scaling to tens of thousands of Gbps, or tens of terabits, per second. Applications, such as security appliances, broadcast video, compute accelerators etc. that were previously running at aggregate rates of 10G or 40G, are moving to higher aggregate rates in the 100s of gigabits.   Although processor performance in applications, such as computing and networking has traditionally doubled nearly every 18 months, or even sooner, the performance of external high-density memory technology has generally been able to double only once every 10 years. Existing memory IC solutions built for high capacity and based on parallel interface architecture struggle to meet the access rates required to meet speeds of 100 Gbps and beyond due to system-level limitations for pin counts, power and performance. To compensate for slow external memory access, developers must either integrate larger amounts of on-chip memory and/or utilize complex system alternatives to try to work around the access-rate limitations of these memories. The additional memory and circuitry adds to IC power, size and cost and may not be feasible depending on the economics and technology used to implement the data processor. These networking and communications systems generally comprise a chassis populated by four to 16 line cards. Often, these systems are shipped to customers with only a portion of the line card slots populated, and the customer will add additional line cards to increase system performance, capacity and features.

Each line card requires a significant amount of memory to support its processing capabilities. Traditional external memory IC solutions currently used on line cards include both dynamic random access memory, or DRAM, and static random access memory, or SRAM. Line cards in networking systems use both specialized, high-performance DRAM ICs, such as reduced-latency DRAM, or RLDRAM, low-latency DRAM, or LLDRAM, and commodity DRAM, such as double data rate, or DDR ICs.  The latest DDR memory is high-bandwidth memory, or HBM, provides high bandwidth, but has fundamentally slow access time.  For very high access, networking systems use higher-performance SRAM, which may be integrated into the data processing IC itself depending on size, power and economics or using traditional external SRAM IC, such as quad data rate, or QDR SRAM. These memories are very fast, but are much smaller, cost more and burn more power than traditional DRAM. Substantially all of these traditional memory IC solutions use parallel interfaces, which are slower than serial interfaces. For data processing solutions, which are unable to integrate large amounts of SRAM, such as field-programmable gate arrays (FPGA), we believe the traditional external SRAMs or RLDRAMs will be increasingly challenged to meet the performance, pin count, area and power requirements as networking systems and other new security, video, and compute systems expand beyond 100 Gbps. The result is a gap between processor and memory performance. To meet the higher performance requirements being demanded by the industry, while using current components and architectural approaches, system designers must add more discrete memory ICs to the line cards and/or add more embedded memory on the packet processor. New processor and custom data processing engine ICs are being developed that integrate more SRAM to help offset the bottlenecks, but the cost to develop these custom ICs is high and there is a trade-off in cost, power and size.  FPGAs offer flexibility, lower development cost and time to market but are limited in the amount of internal circuitry and the amount of integrated SRAM memory. We believe our Bandwidth Engine family of products is well suited to address memory access bottleneck challenges and provide significant performance, size, pin count and power advantages compared to traditional external memory solutions, especially for FPGA-based systems.

In order to improve performance and resolve memory bottlenecks, there is an emerging trend in which computations are performed by algorithms on the memory device in order to reduce processing time and power consumption. This trend is sometimes called in-memory compute or processor-in-memory. In order to make a flexible solution, the in-memory compute can be accomplished with arrays of reduced instruction set computer (RISC) cores on the memory device. Further performance gains can be accomplished with application-specific enhancements to the memory device’s instruction set architecture.

We have developed our ICs to synergistically address the need for high-speed data access and throughput currently confronting system designers. We expect our IC products to meet the increasing demands placed on conventional memory technology used on the line cards in high-speed systems. We believe that our products and technology are well positioned as replacements for existing IC solutions in order to support the needs of a growing number of FPGA-based data processing applications with aggregate rates greater than 100 Gbps that require high bandwidth and high access rate to memory.

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

The PHE, which we formerly called our programmable search engine, or PSE IC, takes this concept one step further by incorporating integrated RISC processors optimized for processing data structures and graphs.  The processors can be programmed by the user to offload and accelerate standard and/or customized functions from the main processor thereby reducing memory transactions and data path complexity to provide improved performance and lower system latency.

High-Performance Interface

High-speed, efficient interfaces are critical building blocks to meet high data transfer rate requirements for communication between ICs on network line cards. Semiconductor companies are increasingly turning to serial interface architectures to achieve needed system performance. For example, high-performance ICs that are sold into wide markets, such as field programmable gate arrays, or FPGAs, and network processing units, NPUs, are using serial interfaces to ensure they can compete with custom designed application specific ICs, or ASICs, by matching their performance. Using serial interfaces, IC developers also are able to reduce pin count (the wired electrical pins that connect an IC to the network line card on which it is mounted) on the IC. With reducing geometries, the size of most high-performance ICs is dictated by the number of pins required, rather than the amount of logic and memory embedded in the chip. As a result, using serial interface facilitates cost reduction and reduced system power consumption, while improving the performance of both the IC itself and the overall system. While serial interfaces provide significantly enhanced performance over parallel interfaces, SerDes interfaces traditionally have had higher power consumption, which is a challenge for IC designers. Our SerDes interfaces, however, are optimized to meet our customers’ signal integrity, low-power consumption and latency requirements.

We make our interface technologies compliant with industry standards so that they can interoperate with interfaces on existing ICs. In addition, we make them programmable to support multiple data rates, which allows for greater flexibility for the system designer, while lowering development and validation costs. Interoperability reduces development time, thereby reducing the overall time to market of our customers’ systems.

GigaChip Interface Protocol

In addition to the physical characteristics of the serial interface, the protocol used to transmit data is also an important element that impacts speed and performance. To address this and complement our Bandwidth Engine and PHE devices, we have developed the GigaChip Interface, or GCI, which is an open-interface transport protocol optimized for efficient chip-to-chip communications. The GCI electrical interface is compatible with the current industry standards, including 10G and 25G IEEE and OIF interface standards, to simplify electrical interoperability between devices. GCI can enable highly efficient serial chip-to-chip communications, and its transport efficiency averages 90% for the data transfers it handles. GCI is included in our ICs and is offered to customers and prospective partners on terms intended to encourage widespread adoption.

High-Performance and High-Density Memory Architecture

The high density of our proprietary 1T-SRAM technologies stems from the use of a single-transistor, or 1T, which is similar to DRAM, with a storage cell for each bit of information. Embedded memory utilizing our 1T-SRAM technologies is typically two to three times denser than the six-transistor storage cells used by traditional SRAM, or 6T-SRAM. Embedded memory utilizing our 1T-SRAM technologies typically provides speeds essentially equal to or greater than the speeds of traditional SRAM and DRAM, particularly for larger memory sizes. Our 1T-SRAM memory designs can sustain random access cycle times of less than three nanoseconds, significantly faster than DRAM technology. Embedded memory utilizing our 1T-SRAM technologies can consume as little as one-half the active power and generate less heat than traditional SRAM when operating at the same speed. The 1T-SRAM allows us to integrate more high-performance memory using less expensive processing technology, reduces system level heat dissipation and enables reliable operation using lower-cost packaging.

Our PHE integrates RISC cores optimized for operating data stored in the PHE’s memory block.  The integration of the cores with memory allows system algorithms or functions to be offloaded to the device and reduces overall system-task latency and increases throughput.  New algorithms or functions can be added or adjusted to the PHE device in software.

Embedded In-Memory Functions (IMF)

We have combined our high-speed memory architecture with intelligence to define an embedded memory that can execute embedded functions and algorithms internally, or “in-memory,” to allow software and hardware designers acceleration options to improve the performance of their applications.

The IMFs executed within the memory architecture in our Bandwidth Engine and PHE products result in application-performance increases by reducing the number of external memory and computational operations need to accomplish the same functions using traditional memories.  Also, by executing in-memory, the resources of the packet processor and other ICs on the customer’s board are available to perform other functions.

Our Strategy

Our primary business objective is to be a profitable IP-rich fabless semiconductor company offering ICs that deliver unparalleled memory bandwidth and access rate performance for high-performance data processing in cloud networking, security appliances, video, test and monitoring, and data center systems. The key components of our strategic plan include the following strategies:

Target Large and Growing Markets

Our initial strategy is to target the multi-billion dollar networking, telecommunications, security appliance and data center OEM equipment markets, and we have developed products to support the growth in 100 Gbps and higher networking speeds. We are currently supporting numerous customers, with whom we have achieved design wins. We continue to actively pursue additional design wins for the use of our ICs in our target markets. We believe our design wins represent the potential for future revenue growth. With limited history to date, however, we cannot estimate how much revenue each design win is likely to generate, or how much revenue all of these (and future design wins) are likely to generate. There is no assurance that these customer designs will be shipped in large volume by our customers to their customers, however.

Expand Adoption of the GigaChip Interface Protocol

We have provided our GCI interface protocol as an open industry standard that may be designed into other ICs in the system, as we believe this will further enable serial communication on line cards and encourage adoption of our Bandwidth Engine IC products. A number of IC providers and partners have publicly announced their support of GCI and Bandwidth Engine, including the largest FPGA providers -Altera Corporation (a subsidiary of Intel Corporation) and Xilinx, Inc., and EZchip Semiconductor Ltd. (a subsidiary of Mellanox Technologies Ltd.), with whom we work closely to support common customers. In addition, multiple networking systems companies, including actual and prospective customers, have adopted GCI.

Build Long-Term Relationships with FPGA Vendors and Suppliers of Data Processing Solutions

We believe that having long-term relationships with FPGA providers is critical to our success, as such relationships enable us to reduce our time-to-market, provide us with a competitive advantage and expand our target markets. A key consideration of network system designers is to demonstrate interoperability between our IC products and the processor ICs  utilized in their systems. To obtain design wins, we must demonstrate this interoperability, and also show that our IC works optimally with the packet processor to achieve the performance requirements. In addition, our current strategy requires packet processor suppliers to adopt our GCI interface. To that end, we have been working closely with FPGA and application specific standard product providers, to enable interoperability between our Bandwidth Engine IC products and their high-performance products. To facilitate the acceptance of our Bandwidth Engine ICs, we have made available development and characterization kits for system designers to evaluate and develop code for next-generation networking systems. Our characterization kits are fully-functional hardware platforms that allow FPGA and ASIC providers, and their customers, to demonstrate interoperability of the Bandwidth Engine IC with the ASIC or FPGA the designers use within their systems.

Our IC Products

BLAZAR Accelerator Engines

Our Blazar Accelerator Engines, include the Bandwidth Engine, which is targeted for high-performance applications where throughput is critical, and the PHE, which combines the features of the Bandwidth Engine with 32 RISC processors to allow user-defined functions or algorithms to be embedded in the PHE.

Bandwidth Engine

The Bandwidth Engine is a memory-dominated IC that has been designed to be a high-performance companion IC to packet processors. While the Bandwidth Engine primarily functions as a memory device with a high-performance and high-efficiency interface, it also can accelerate certain processing operations by serving as a co-processor element. Our Bandwidth Engine ICs combine: (1) our proprietary high-density, high-speed, low latency embedded memory, (2) our high-speed serial interface technology, or SerDes, (3) an open-standard interface protocol and (4) intelligent access technology. We believe an IC combining our 1T-SRAM memory and serial interface with logic and other intelligence functions provides a system-level solution and significantly improves overall system performance at lower cost, size and power consumption. Our Bandwidth Engine ICs can provide up to and over 6.5 billion memory accesses per second externally and 12 billion memory accesses per second internally, which is more than three times the performance of current memory-based solutions. They also can enable system designers to significantly narrow the gap between processor and memory IC performance. Customers that design Bandwidth Engine ICs onto the line cards in their networking systems will re-architect their systems at the line-card level and use our product to replace traditional memory solutions. When compared with existing commercially available solutions, our Bandwidth Engine ICs may:

•	provide up to four times the performance;
•	reduce power consumption by approximately 50%;
•	reduce cost by greater than 50%; and
•	result in a dramatic reduction in IC pin counts on the line card.

Our first-generation Bandwidth Engine IC products contain 576 megabytes, or MB, of memory and use a serial interface with up to 16 lanes operating at up to 10.3 Gbps per lane. We announced the end-of-life of these products and expect to complete fulfillment of last-time customer orders in the first half of 2019.

Our second-generation Bandwidth Engine IC products contain 576 MB of memory and use a SerDes interface with up to 16 lanes operating at up to 12.5 Gbps per lane. In addition to a speed improvement of up to 50% over our first-generation products, the architecture has enabled multiple family-member parts with added specialized features. We have been shipping our Bandwidth Engine 2 IC products since 2013. We continue to win new designs for this device family, and expect these products to be our primary revenue source for the foreseeable future.

Our third-generation Bandwidth Engine IC products contain 1152 MB of memory and use a SerDes interface with up to 16 lanes operating at up to 25 Gbps per lane. Our Bandwidth Engine 3 ICs target support for packet-processing applications with up to five billion memory single word accesses per second, as well as burst mode to enable full duplex buffering up to 400 Gbps for ingress, egress and oversubscription applications. The devices provide benefits of size, power, pin count and cost savings to our customers. We do not anticipate customer production revenues from these products until the second half of 2019 or later.

Programmable HyperSpeed Engine (PHE)

Our PHE IC products further leverage our proven serial interface technology and high-density integrated memory with the processor engine architecture to enable high-speed customizable search, security, and data analysis functions for networking, security, and data center applications, as well as new markets such as video and compute acceleration. Our PHE architecture features 32 search-optimized processor engines, data flow schedulers, and over a terabit of internal access bandwidth. The device leverages our GCI interface technology and high-density integrated memory (1152 Mb of 1T-SRAM embedded memory).

LineSpeed Flex PHYs

Our LineSpeed Flex family of 100G PHYs, is designed to support industry standards and includes gearbox, Multi-Link Gearbox, or MLG, and high density CDR/retimer devices designed to enable Ethernet and OTN line card applications to support the latest electrical and optical interfaces. To date, we have announced four unique devices in this product family:

•

MSH320, a 100Gbps Gearbox with RS-FEC: For adapting 10x10 to 4x25 from 100Gbps optical standards to a host ASIC, MAC/Framer, NPU or FPGA with 10x10G interfaces. The MSH320 includes an integrated Reed-Solomon forward error correction, or RS-FEC, option to enable systems to also support 100G electrical and optical standards. The device also includes a 10x10Gbps retimer to allow seamless support of 10 and 40Gbps interfaces;

•

MSH225, a 10 Lane Full-Duplex Retimer: For high-density retiming applications where the line rates may be up to 28Gbps per lane and connect to host ASIC, framer, NPU or FPGA ICs equipped with 25Gbps interfaces. Each one of the 20 total independent lanes can be configured to support 10, 25, 40 or 100Gbps standards. The MSH225 integrates optional 100Gbps RS-FEC capability;

•

MSH322, a 100Gbps Multi-Link Gearbox for Line Cards for support of high-density, independent 10GE and 40GE interfaces multiplexed into a 100GE (4x25Gbps) host interface, while supporting electrical and optical industry standards. The device enables line cards with high-density switches based on 25Gbps interfaces to support two times the density of 10 and 40Gbps ports; and

•	MSH321, a derivative Multi-Link Gearbox built into a highly compact package and optimized layout to support the MLG function in module and compact daughter card applications.

We are shipping production quantities of our LineSpeed products to a lead customer, and expect to begin generating meaningful recurring revenue from sales to this customer in 2019.

IP Licensing and Distribution

Historically, we have offered our memory and interface technologies on a worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies through product development, technology licensing and joint marketing relationships. We licensed our IP technology to semiconductor companies who incorporated our technology into ICs that they sold to their customers. As a result of the change in our corporate strategy, since early 2012, our IP licensing activities have been limited, and we expect this to continue. Royalty and other revenue generated from our existing IP agreements represented 9%, 11% and 24% of our total revenue in 2018, 2017 and 2016, respectively.  Royalty revenues have been declining since 2010, and we expect them to continue to decline in 2019.

Research and Development

Our ability to compete in the future depends on successfully improving our technology to meet the market’s increasing demand for higher performance and lower cost solutions. Development of our IC products requires specialized chip design and product engineers, as well as significant fabrication and testing costs, including mask costs, as we bring these products to market.  During 2017, we substantially reduced our headcount, and currently have limited internal resources available for new IC product development, which will result in fewer product improvements and new developments. In the near term, our planned product roadmap will include software-based capabilities and features that leverage our existing base of IC products.

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

In the markets we serve, the time from a design win to production volume shipments can range from 18 to 36 months. Networking, communications and security appliance systems can have a product life from a few years to over 10 years once a product like ours has been designed into the system.

Our revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2018, Flextronics, which primarily purchases on behalf of Palo Alto Networks, Inc. and Nokia, formerly Alcatel-Lucent, Clavis Company, formerly Kogent, our Japanese IC distributor, Palo Alto Networks and Nokia, represented 32%, 18%, 18% and 15% of total revenue, respectively. For the year ended December 31, 2017, Flextronics, Clavis Company, and Nokia, represented 46%, 17% and 11% of total revenue, respectively. For the year ended December 31, 2016, Alcatel-Lucent, Clavis Company and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, represented 47%, 21% and 13% of our total revenue, respectively.

Intellectual Property

We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights.

As of December 31, 2018, we held 67 U.S. and 42 foreign patents on various aspects of our technology, with expiration dates ranging from 2019 to 2036. We also held 8 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop or patent similar or competing technology or design around any patents that may be issued to us, or that we will be able to successfully enforce our patents against infringement by others.

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

We believe that our products compete favorably with respect to each of these criteria. Our proprietary 1T-SRAM embedded memory and high-speed serial interface IP can provide our Bandwidth Engine ICs with a competitive advantage over alternative devices. Alternative solutions are either DRAM or SRAM-based and can support either the memory size or speed requirements of high-performance networking systems, but generally not both. DRAM solutions provide a significant amount of memory at competitive cost, but DRAM solutions do not have the required fast access and cycle times to enable high-performance. The DRAM solutions currently used in networking systems include RLDRAM from Micron Technology, Inc., or Micron, LLDRAM from Renesas, DDR from Samsung Electronics Co., Ltd., Micron and others, and HBM, which is stacked memory from Samsung Electronics Co. and SK Hynix. SRAM solutions can meet high-speed performance requirements, but often lack adequate memory size. The SRAM solutions currently used in networking systems primarily include QDR or similar SRAM products from Cypress Semiconductor Corporation and GSI Technology, Inc. Most of the currently available SRAM and DRAM solutions use a parallel, rather than a serial interface. To offset these drawbacks, system designers generally must use more discrete memory ICs, resulting in higher power consumption and greater utilization of space on the line card.

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

Our Bandwidth Engine and PHE ICs compete with embedded memory solutions, stand-alone memory ICs, including both DRAM and SRAM ICs, ASICs designed by customers in-house to meet their system requirements, and NPUs that use significant internal memory and customer-designed software to implement tasks. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has limited history of manufacturing such ICs and limited financial resources. In addition, Bandwidth Engine and PHE ICs require the customer and its other IC suppliers to implement our chip-to-chip communication protocol, the GCI interface. These parties may be unwilling to do this if they believe it could adversely impact their own future product developments or competitive advantages, or, if they believe it might complicate their development process or increase the cost of their products. To remain competitive, we believe we must provide unparalleled memory IC solutions with the highest bandwidth capability for our target markets, which solutions are engineered and built for high-reliability carrier and enterprise applications.

Our LineSpeed PHY ICs compete with solutions offered by Broadcom Ltd., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc. and Semtech Corp., as well as other smaller analog signal processing companies. We also may compete with ASICs designed by customers in-house to meet their system requirements, as well as by optical module OEMs. The market for our LineSpeed products is highly competitive, and customers have a number of suppliers they can choose from. We must provide differentiated features with a reasonable IC power budget, while offering competitive pricing.

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

We perform an ongoing review of product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance meets design specifications. Our test vendors provide us with immediate test data and the ability to generate characterization reports that are made available to our customers. We have achieved ISO 9001:2015 certification, and all of our significant manufacturing vendors have also achieved ISO 9001 certification.

Employees

As of December 31, 2018, we had 21 employees all of whom are located in the United States, consisting of 13 in research and development and manufacturing operations and 8 in sales, general and administrative functions.

Available Information

We were founded in 1991 and reincorporated in Delaware in September 2000. Our website address is www.mosys.com. The information in our website is not incorporated by reference into this report. Through a link on the Investor section of our website, we make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission, or SEC. You can also read any materials submitted electronically by us to the SEC on its website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.  Risk Factors

We have a history of losses and we will need to raise additional capital in the future.

We recorded a net loss of approximately $11.4 million for the year ended December 31, 2018, and ended the period with an accumulated deficit of approximately $236 million. We recorded a net loss of approximately $10.7 million for the year ended December 31, 2017, and ended the period with an accumulated deficit of approximately $225 million. These and prior-year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital during this period. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, the expected reduction in royalty and licensing revenues and challenges we face in securing customers for our IC products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We intend to continue spending to grow our business. Despite the successful completion of our public offering and repayment of a portion of and extension of the repayment date for  our Senior Secured Convertible Notes in October 2018, we still might need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies, in addition to repaying these notes. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.

If we were to raise additional capital through sales of our equity securities, our stockholders would suffer dilution of their equity ownership, as exemplified by the substantial share dilution resulting from our October 2018 public offering. If we engage in a subsequent debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

Our success depends upon the acceptance of our integrated circuits, or ICs, by equipment suppliers to the cloud networking, security and other systems markets. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has a limited history of manufacturing such ICs. For example, our Bandwidth Engine and PHE IC products require our customers and their other IC suppliers to implement our proprietary GCI chip-to-chip communication protocol, which they may be unwilling to do. In the past, we have experienced reluctance by potential customers to adopt the GCI interface. Thus, currently, we do not know whether we will be able to generate adequate profit from making and selling our products.

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

Future revenue growth depends on our winning designs with existing and new customers, retaining current customers, and having those customers design our solutions into their product offerings and successfully selling and marketing such products. If we do not continue to win designs in the short term, our product revenue in the following years will not grow.

We sell our ICs to OEM customers that include our ICs in their products. Our technology is generally incorporated into products at the design stage, which we refer to as a design win, and which we define as the point at which a customer has made a commitment to build a board against a fixed schematic for its system, and this board will utilize our ICs. As a result, our future revenue depends on our OEM customers designing our ICs into their products, and on those products being produced in volume and successfully commercialized. If we fail to retain our current customers or convince our current or prospective customers to include our ICs in their products and fail to achieve a consistent number of design wins, our results of operations and business will be harmed. In addition, if a current or prospective customer designs a competitor’s offering into its product, it becomes significantly more difficult for us to sell our IC solutions to that customer because changing suppliers involves significant cost, time, effort and risk for the OEM. Even if a customer designs one of our ICs into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that customer. Furthermore, the customer product for which we obtain a design win may be canceled before the product enters production or before or after it is introduced into the market. Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded today. Our lack of capital and uncertainty about our future technology roadmap also may limit our success in achieving additional design wins, as discussed under, “We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.”

The design-win process is generally a lengthy, expensive and competitive process, with no guarantee of revenue, and, if we fail to generate sufficient revenue to offset our expenses, our business and operating results would suffer.

Achieving a design win is typically a lengthy, expensive and competitive process because our customers generally take a considerable amount of time to evaluate our ICs. In the markets we serve, the time from initial customer engagement to design win to production volume shipments can range from two to three years, though it may take longer for new customers or markets we intend to address. In order to win designs, we are required to both incur design and development costs and dedicate substantial engineering resources in pursuit of a single customer opportunity. Even though we incur these costs, we may not prevail in the competitive selection process, and, even if we do achieve a design win, we may never generate sufficient, or any, revenue to offset our development expenditures. Our customers have the option to decide whether or not to put our solutions into production after initially designing our products in the specification. The customer can make changes to its product after a design win has been awarded to us, which can have the effect of canceling a previous design win. This occurred in 2018 when a large customer decided to phase out its use of our products. The delays inherent in our protracted sales cycle increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated revenue. In addition, any change, delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense while generating no revenue.

If our foundries do not achieve satisfactory yields or quality, our cost of net revenue will increase, our operating margins will decline, and our reputation and customer relationships could be harmed.

We depend not only on sufficient foundry manufacturing capacity and wafer prices, but also on good production yields (the number of good die per wafer) and timely wafer delivery to meet customer demand and maintain profit margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our foundry, Taiwan Semiconductor Manufacturing Company, or TSMC, from time to time, experiences manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields, which would harm our revenue or increase our costs. For example, in the past, our foundry produced ICs and met its process specification range but did not meet our customer’s specifications causing us to write off a portion of our production lot. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundry, or defects, integration issues or other performance problems in our ICs, could cause us significant customer relations and business reputation problems, harm our operating results and give rise to financial or other damages to our customers. Our customers might consequently seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

In addition, our 1T-SRAM technology used in our Bandwidth Engine and PHE products is not available at process nodes below 40 nanometers. To date, we have not developed any memory products below the 40-nanometer process node. To continue the product roadmap for our Bandwidth Engine and PHE products, we will need to identify a new foundry and/or no longer use our 1T-SRAM technology. We do not consider this to adversely affect our current product offerings, but we expect to face difficulties, delays and increased expense as we transition our products to new processes, and potentially to new foundries for future products. For example, we believe our next generation of products will need to be designed using a FinFET process, which will require us to incur significantly high development costs for mask tooling and computer-aided design software. We currently lack the funds to pay for such development costs. Moreover, an inability to continue our product roadmap can adversely affect, and has in the past affected our efforts to win new customers, secure additional design wins and significantly grow our future revenues.

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

We may not achieve the anticipated benefits of a fabless semiconductor company by developing and bringing to market our IC products.

Our goal is to increase our total available market by creating high-performance ICs for networking communications and data center systems, using our proprietary technology and design expertise. In recent years, this development effort has required that we add headcount and design resources, such as expensive software tools, which has increased our losses from, and cash used in, operations. Due to our limited financial resources, we have been unable to sustain these development efforts and curtailed them in 2017. We may not be successful in our development efforts to bring our ICs to market successfully nor be successful in selling ICs due to various risks and uncertainties, including, but not limited to:

•	a lack of working capital;
•	customer acceptance;
•	adoption of the GCI interface, without which our Bandwidth Engine and PHE products cannot function;
•	difficulties and delays in our product development, manufacturing, testing and marketing activities;
•	timeliness of new product introductions;
•	the anticipated costs and technological risks of developing and bringing ICs to market;
•	the willingness of our manufacturing partners to assist successfully with fabrication;
•	our ability to qualify our products for mass production and achieve wafer yield levels and the final test results necessary to be price competitive;
•	the availability of quantities of ICs supplied by our manufacturing partners at a competitive cost;
•	our ability to generate the desired gross margin percentages and return on our product development investment;
•	competition from established IC suppliers;
•	the adequacy of our intellectual property protection for our proprietary IC designs and technologies;

•	customer concerns over our financial condition and viability to be a long-term profitable supplier;
•	the vigor and growth of markets served by our current and prospective customers; and
•	our lack of recent experience as a fabless semiconductor company making and selling proprietary ICs.

If we experience significant delays in bringing our IC products to market or if customer adoption of our products is delayed, this could have a material adverse effect on our anticipated revenues in upcoming years due to the potential loss of design wins and future revenues. We could experience significant delays in the future.

Our main objective is the development and sale of our products to cloud networking, security, test and video system providers and their subsystem and component vendors, and, if demand for these products does not grow, we may not achieve revenue growth and our strategic objectives.

We market and sell our ICs to cloud networking, communications, data center and other equipment providers and their subsystem and component vendors. We believe our future business and financial success depends on market acceptance and increasing sales of these products. In order to meet our growth and strategic objectives, networking infrastructure OEMs must incorporate our products into their systems, and the demand for their systems must grow as well. We cannot provide assurance that sales of our products to these OEMs will increase substantially in the future or that the demand for our customers’ systems will increase. Our future revenues from these products may not increase in accordance with our growth and strategic objectives, if, instead, our OEM customers modify their product designs, select products sold by our competitors or develop their own proprietary ICs. Moreover, demand for their products that incorporate our ICs may not grow or result in significant sales of such products due to factors affecting the customers and their business, such as industry downturns, declines in capital spending in the enterprise and carrier markets and unfavorable macroeconomic conditions. Thus, the future success of our business depends in large part on factors outside our control, and sales of our products may not meet our revenue growth and strategic objectives.

Our failure to continue to develop new products and enhance our products on a timely basis could diminish our ability to attract and retain customers.

The existing and potential markets for our products are characterized by ever-increasing performance requirements, evolving industry standards, rapid technological change and product obsolescence. These characteristics lead to periodic changes in customer requirements, shorter product life cycles and changes in industry demands and mandate new product introductions and enhancements to maintain customer engagements and design wins. In order to attain and maintain a significant position in the market, we will need to continue to enhance and evolve our products and the underlying proprietary technologies in anticipation of these market trends, although we do not have a large engineering staff.

Our future performance depends on a number of factors, including our ability to:

•	identify target markets and relevant emerging technological trends;
•	develop and maintain competitive technology by improving performance and adding innovative features that differentiate our products from alternative technologies;
•	enable the incorporation of our products into customers’ products on a timely basis and at competitive prices;
•	develop our products to be manufactured at smaller process geometries; and
•	respond effectively to new technological developments or new product introductions by others.

Our failure to enhance our existing IC products and develop future products that achieve broad market acceptance will harm our competitive position and impede our future growth.

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

We expect our royalty revenues to decrease compared with our historical results, and there is no guarantee revenues from our IC products will replace these lost revenues in the near future.

In 2011, we began to place greater emphasis on our IC business and re-deploy engineering, marketing and sales resources from IP to IC activities. We are no longer actively pursuing new license arrangements, and, as a result, our royalty and other revenues in 2018 declined when compared with prior years. In addition, the production volumes of the current royalty-bearing products shipped by our licensees are expected to decrease; therefore we expect our royalty revenue to decrease in 2019 and future periods. Historically, royalties have generated a 100% gross margin, and any decrease in royalties adversely affects our gross margin, operating results and cash flows.

Our revenue has been highly concentrated among a small number of customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2018, our three largest customers represented 32%, 18% and 18% of total revenue, respectively. For the year ended December 31, 2017, our three largest customers represented 46%, 17% and 11% of total revenue, respectively. For the year ended December 31, 2016, our three largest customers represented 47%, 21% and 13% of total revenue, respectively. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. However, in mid-2018, we were informed by a large customer that it will be phasing out our Bandwidth Engine IC products over the next 18 months. The loss of future business with this customer has adversely impacted our revenue outlook for 2019.

As a result of this revenue concentration, our results of operations could be adversely affected by the decision of a single key customer to cease using our technology or products or by a decline in the number of products that incorporate our technology that are sold by a single licensee or customer or by a small group of licensees or customers.

Our revenue concentration may also pose credit risks, which could negatively affect our cash flow and financial condition.

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2018, three customers represented 63% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations and might cause our stock price to fall.

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

We sell our IC products pursuant to individual purchase orders, rather than long-term purchase commitments. Therefore, we will rely on estimated demand forecasts, based upon input from our customers, to determine how much product to manufacture. Because our sales will be based primarily on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no notice to us. For these reasons, we will generally have limited visibility regarding our customers’ product needs. In addition, the product design cycle for networking OEMs is lengthy, and it may be difficult for us to accurately anticipate when they will commence commercial shipments of products that include our ICs.

Furthermore, if we experience substantial warranty claims, our customers may cancel existing orders or cease to place future orders. Any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period, and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business.

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

Our third-party wafer foundries, and testing and assembly vendors are located in regions at high risk for earthquakes and other natural disasters. Any disruption to the operations of these foundries and vendors resulting from earthquakes or other natural disasters could cause significant delays in the development, production, shipment and sales of our IC products.

TSMC, which manufactures our products, is located in Asia, as are other foundries we may use in the future. Our vendors that provide substrates and wafer sorting and handle the testing of our products, are headquartered in either Asia or the San Francisco Bay Area of California. Our primary manufacturing operations are located in San Jose, California. The risk of an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. The occurrence of earthquakes or other natural disasters could result in the disruption of the wafer foundry or assembly and test capacity of the third parties that supply these services to us and may impede our research and development efforts, as well as our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

Our technology is complex and is intended for use in complex ICs and networking systems. Our licensees’ products utilize our embedded memory and/or interface technology, and a large number of companies manufacture and market these products. Because of these factors, policing the unauthorized use of our intellectual property is difficult and expensive. We cannot be certain that we will be able to detect unauthorized use of our technology or prevent other parties from designing and marketing unauthorized products based on our technology. In the event we identify any past or present infringement of our patents, copyrights or trademarks, or any violation of our trade secrets, confidentiality procedures or licensing agreements, we cannot assure you that the steps taken by us to protect our proprietary information will be adequate to prevent misappropriation of our technology. Our inability to adequately protect our intellectual property would reduce significantly the barriers of entry for directly competing technologies and could reduce the value of our technology. Furthermore, we might initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us.

Our existing patents might not provide us with sufficient protection of our intellectual property, and our patent applications might not result in the issuance of patents, either of which could reduce the value of our core technology and harm our business.

We rely on a combination of patents, trademarks, trade secret laws and confidentiality procedures to protect our intellectual property rights. We cannot be sure that any patents will be issued from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us.

If we fail to retain key personnel, our business and growth could be negatively affected.

Our business has been dependent to a significant degree upon the services of a small number of executive officers and technical employees. The loss of key personnel could negatively impact our technology development efforts, our ability to deliver products under our existing agreements, maintain strategic relationships with our partners, and obtain new customers. We generally have not entered into employment or non-competition agreements with any of our employees and do not maintain key-man life insurance on the lives of any of our key personnel.

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

If we are in violation of the terms of our Senior Secured Convertible Notes in the future and do not receive a waiver, the note holders could choose to accelerate payment on all outstanding loan balances. If we needed to obtain replacement financing, we may not be able to quickly obtain equivalent or suitable replacement financing. If we are unable to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

Provisions of our certificate of incorporation and bylaws or Delaware law might delay or prevent a change-of-control transaction and depress the market price of our stock.

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

We are also subject to provisions of Delaware law that could delay or make more difficult a merger, tender offer or proxy contest involving our company. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless specific conditions are met. Any of these provisions could have the effect of delaying, deferring or preventing a change in control, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.

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

We are a “smaller reporting company,” and we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

If we fail to maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock currently trades on the Nasdaq Capital Market under the symbol “MOSY.” This market has continued listing standards that we must comply with in order to maintain the listing of our common stock. The continued listing standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35.0 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and fluctuating stock price directly impact our ability to satisfy these continued listing standards. In the event we are unable to maintain these continued listing standards, our common stock may be subject to delisting from the Nasdaq Capital Market.

On September 21, 2018, we received a deficiency notification letter from the staff of Nasdaq stating that the bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days during the 180 calendar day period ending March 20, 2019 or we might be delisted. As mentioned above, the price of our common stock can be volatile, and there can be no assurance that we will be able to meet the minimum $1.00 bid price requirement or the other NASDAQ continued listing requirements in the future, and we may be subject to delisting as a result. In December 2018, at the 2018 Annual Meeting of Stockholders (the Annual Meeting), our stockholders provided our board of directors with the authority to effect a reverse stock split of our common stock at a ratio determined by the board of directors within a specified range, without reducing the authorized number of shares of our common stock, to be effected in the sole discretion of the board of directors at any time within one year of the date of the Annual Meeting without further approval or authorization of our stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in San Jose, California. We currently occupy approximately 10,000 square feet of space in the San Jose facility, and the lease extends through November 2020. We believe that our existing facility is adequate to meet our current needs.

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

Holders of Record

As of December 31, 2018, there were five holders of record of our common stock. The actual number of stockholders is greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance under Equity Compensation Plan

For information regarding securities authorized for issuance under equity compensation plans, please refer to Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Overview

Our strategy and primary business objective is to be a profitable IP-rich fabless semiconductor company offering ICs that deliver unparalleled memory bandwidth and access rate performance for high-performance data processing in cloud networking, communications, security appliances, video, test and monitoring, and data center systems.  Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our principal product line and source of substantially all of our revenue is the Bandwidth Engine® product family. Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface, or SerDes I/O, with our intelligent access technology and a highly efficient interface protocol. Our second-generation Bandwidth Engine, or Bandwidth Engine 2, products are expected to be our primary revenue source through at least 2020, and we expect these products to continue to generate significant revenue thereafter. We expect our third generation Bandwidth Engine, or Bandwidth Engine 3, products and PHE products to commence production and begin generating meaningful revenue in the second half of 2019. Despite our limited new product development efforts, we believe our current product portfolio positions us for future growth and profitability.  We will continue to seek third-party funding for new product development efforts.

We incurred net losses of approximately $11 million for each of the years ended December 31, 2018 and 2017 and had an accumulated deficit of approximately $236 million as of December 31, 2018.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

We may continue to incur operating losses and will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Accounting Change

On January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was recognized as an adjustment to accumulated deficit of $0.2 million as of January 1, 2018. Overall, the adoption of ASC 606 did not have a material impact on the consolidated balance sheet as of December 31, 2018, and statement of operations and comprehensive loss and statement of cash flows for the year ended December 31, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with our historical practice of recognizing product revenue when title and risk of loss pass to the customer.

The following table summarizes the impact of the adoption of ASC 606 on revenue, operating expenses and net loss for the year ended December 31, 2018 (in millions):

	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	$16,600	$10	$16,610
Operating Expenses	$21,080	$—	$21,080
Net Loss	$(11,409)	$10	$(11,399)

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

Goodwill

We determine the amount of potential goodwill impairment by comparing the fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized. We have determined that we have a single reporting unit for purposes of performing our goodwill impairment test. As we use the market approach to determine the step one fair value, the price of our common stock is an important component of the fair value calculation. We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform an impairment test. We performed our annual test for goodwill impairment as of September 1, 2018, and, due to a decrease in the price per share of our common stock, the test results indicated the goodwill carrying value was greater than its implied fair value. Further, the Company concluded a triggering event had occurred due to the sustained decrease in the price per share of its common stock and related reduced market capitalization as of September 30, 2018 and performed an additional test for impairment of its goodwill asset resulting in further indication that the goodwill carrying value was still greater than its implied fair value. As a result of both of these tests, the Company recorded non-cash impairment charges of $3.2 million during the third quarter of 2018.   Further, the Company concluded a triggering event had occurred due to the sustained decrease in the price per share of its common stock and related reduced market capitalization as of December 31, 2018 and performed an additional test for impairment of its goodwill asset resulting in further indication that the goodwill carrying value was still greater than its implied fair value. As a result of this test, the Company recorded non-cash impairment charges of $9.7 million during the fourth quarter of 2018.

Deferred tax valuation allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets, which we show on our consolidated balance sheet under the category of other assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. We believe that utilization of our net operating loss and tax credit carryforwards, which comprise the majority of our deferred tax assets, may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. See Note 4 to the consolidated financial statements in Item 15 of this report for an additional description of these limitations.

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

Results of Operations

Net Revenue

	Years Ended December 31,			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Product	$15,053	$7,833	$4,604	$7,220	92%	$3,229	70%
Percentage of total net revenue	91%	89%	76%

Product revenue increased in 2018 and 2017 due to increased volume of shipments for our ICs, mainly Bandwidth Engine products, as additional customer design wins commenced production. We expect our product revenues to decrease in 2019, due to the end of life of our Bandwidth Engine 1 product as well as the loss of one of our large Bandwidth Engine 2 IC customers.

	Years Ended December 31,			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Royalty and other	$1,547	$1,009	$1,420	$538	53%	$(411)	(29)%
Percentage of total net revenue	9%	11%	24%

Royalty and other revenue primarily comprises revenue generated from licensing agreements. The increase from 2017 to 2018 was primarily due to a one-time license and service agreement entered into in 2017 for our analog technology, partially offset by a decline in royalty revenue. The decrease from 2016 to 2017 was primarily due to reduced royalties due to a decrease in shipment volumes by licensees whose products incorporate our licensed IP.  We expect royalty and other revenue to decline in 2019, as we expect a decline in shipments of units incorporating our technology by licensees, as their products approach their end of life.

Cost of Net Revenue and Gross Profit

	Years Ended December 31,			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Cost of net revenue	$6,346	$4,694	$3,075	$1,652	35%	$1,619	53%
Percentage of total net revenue	38%	53%	51%

	Years Ended December 31,			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Gross profit	$10,254	$4,148	$2,949	$6,106	147%	$1,199	41%
Percentage of total net revenue	62%	47%	49%

In each of 2018, 2017 and 2016, cost of net revenue primarily consisted of direct and indirect costs related to the sale of IC products.

Cost of net revenue increased in 2018 and 2017, primarily due to the increase in material and production costs related to our increased IC shipments, as well as inventory write-downs recorded in 2017.  We expect the total cost of net revenue to remain consistent as a percentage of total net revenue in the future.

Gross profit increased from 2017 to 2018, primarily due to the increase in IC shipments and improved manufacturing efficiencies and reduced material purchase prices, as well as the increase in royalty and other revenues which generally has little to no associated cost. Gross profit increased from 2016 to 2017, primarily due to the increase in IC shipments, partially offset by the decrease in our royalty and other revenue, which generally has no associated costs.

Research and Development

	Years Ended December 31,			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Research and development	$4,129	$8,158	$18,086	$(4,029)	(49)%	$(9,928)	(55)%
Percentage of total net revenue	25%	92%	300%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease in 2018 compared with 2017 was primarily due to our restructuring activities in 2017 that resulted in a significant decrease in headcount and related salaries and expenses and lower computer-aided software license fees, backend, depreciation and equipment rental charges.

The decrease in 2017 compared with 2016 was primarily due to our restructuring activities in 2017 and 2016 that resulted in a significant decrease in headcount and related salaries and expenses, and non-recurring mask tooling costs for our IC products incurred in 2016, a decrease in computer-aided software license fees, and a decrease in stock-based compensation charges.

Research and development expenses included stock-based compensation expenses of $0.3 million, $0.4 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect that total research and development expenses will increase slightly in 2019 as we invest in developing new derivatives of our existing products and complete production qualification of our Bandwidth Engine 3 products.

Selling, General and Administrative (SG&A)

	Years Ended December 31,			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
SG&A	$4,095	$4,702	$5,693	$(607)	(13)%	$(991)	(17)%
Percentage of total net revenue	25%	53%	95%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

Selling, general and administrative expenses decreased for 2018, compared with the prior year, primarily as a result of our 2017 restructuring activities, which resulted in a decrease in related salaries and expenses, as well as a decrease in franchise taxes.

Selling, general and administrative expenses decreased for 2017, compared with the prior year, primarily as a result of our restructuring activities, which resulted in a decrease in headcount and related salaries and expenses and stock-based compensation charges.

Selling, general and administrative expenses included stock-based compensation expense of $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect total selling, general and administrative expenses to increase slightly in 2019 due to increased marketing efforts.

Impairment of Goodwill

	Years Ended December 31,			Year-Over-Year Change
	2018	2017	2016	2017 to 2018	2016 to 2017
	(dollar amounts in thousands)
Impairment of goodwill	$12,856	$—	$9,858	$12,856	$(9,858)
Percentage of total net revenue	77%	0%	164%

In 2018 and 2016, we recorded goodwill impairment charges. See Note 1 of the consolidated financial statements in Item 15 of this Report for additional disclosure.

Restructuring Charges

	Years Ended December 31,			Year-Over-Year Change
	2018	2017	2016	2017 to 2018	2016 to 2017
	(dollar amounts in thousands)
Restructuring charges	$—	$1,321	$676	$(1,321)	$645
Percentage of total net revenue	0%	15%	11%

In 2017, we recorded restructuring charges attributable to a reduction in our workforce and associated operating expenses and facility relocation costs and contractual obligations under computer-aided software design licenses. In 2016, we recorded restructuring charges attributable to a reduction-in-force in the United States and the closure of our operations at our Indian subsidiary. See Note 10 in the consolidated financial statements in Item 15 of this Report for additional disclosure.

Interest expense

	Years Ended December 31,			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Interest expense	$582	$927	$687	$(345)	(37)%	$240	35%
Percentage of total net revenue	4%	10%	11%

Interest expense is incurred on our senior secured convertible notes.  We have paid all accumulated interest since issuance of the convertible notes in March 2016 in-kind through the issuance of new senior-secured convertible notes subject to the same terms and conditions. See Note 11 in the consolidated financial statements in Item 15 of this Report for additional disclosure.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents totaling $7.1 million compared with cash and cash equivalents of $3.9 million as of December 31, 2017.

In 2018, we generated $0.3 million in cash from operating activities, which primarily resulted from the net loss of $11.4 million, adjusted for non-cash charges and gains, which included goodwill impairment of $12.9 million, stock-based compensation expenses of $0.7 million, depreciation and amortization expenses of $0.7 million, accrued interest of $0.6 million, and changes to operating assets and liabilities of $3.1 million. The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers and payments to vendors, including purchases of and increases in inventory.

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

Our investing activities in 2018, 2017 and 2016 consisted of $0.1 million, $0.3 million and $0.6 million, respectively, expended for purchases of fixed assets. The majority of the remaining investing activities for each of 2017 and 2016 consisted of investing our cash in marketable securities, which did not affect our liquidity.

Our financing activities in 2018 primarily consisted of $10.4 million in net proceeds received from the sale of common stock and warrants to purchase common stock in an equity offering completed in October 2018, which were used to repay $7.4 million of our convertible debt. Our financing activities in 2017 primarily consisted of $2.0 million in net proceeds received from the sale of common stock and warrants to purchase common stock in an equity offering completed in July 2017. Our financing activities in 2016 primarily consisted of $7.9 million in net proceeds received from the issuance of the Notes and $0.4 million in proceeds from purchases of common stock under our employee stock purchase plan.

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

Working Capital

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes. We expect our cash expenditures to exceed receipts in 2019, as our revenues will not be sufficient to offset our working capital requirements. We incurred net losses of approximately $11 million for each of the years ended December 31, 2018 and 2017 and had an accumulated deficit of approximately $236 million as of December 31, 2018.  These and prior year losses have resulted in significant negative cash flows for more than a decade and have required us to raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions. In March 2016, we entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of $8.0 million principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the Notes), at par, in a private placement transaction. Accrued interest was payable semi-annually in cash or in-kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. Through February 15, 2019, the Company had made the interest payments in-kind through the issuance of additional notes totaling approximately $2.1 million. As of December 31, 2018, the outstanding balance of the Notes approximated $2.7 million.

Additionally, pursuant to amendments to the Notes and related loan documents effective February 2018 and October 2018, the interest rate was reduced to 8%, the maturity date of the Notes has been extended to August 15, 2023, the optional conversion price has been reduced from $8.50 of Note principal per share of common stock to $0.5717 of Note principal per share of common stock, and the redemption purchase price in the event of certain transactions, such as an acquisition, has been reduced from 120% to 100% of the total amount of debt to be redeemed. The Notes restrict our ability to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in our property securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5 million of indebtedness for a secured accounts receivable line of credit facility under certain conditions. (See Note 11 to the consolidated financial statements included in Item 15 of this Report.)

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our consolidated financial statements for the years ended December 31, 2018, 2017 or 2016.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements in Item 15 of this report for a full description of recent accounting pronouncements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of our directors and certain information about each of them are set forth below.

Name	Age	Position(s) with the Company
Daniel Lewis	70	President and Chief Executive Officer
Scott Lewis(1)	63	Director
Robert Y. Newell(1)(2)	70	Director
Daniel J. O'Neil(1)(2)	48	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

The principal occupations and positions for at least the past five years of our directors are described below. There are no family relationships among any of our directors or executive officers.

Daniel Lewis.  Mr. Lewis was appointed to our board of directors in September 2017, and has served as our president and chief executive officer since August 2018. He has served as the managing member and an owner of GMS Manufacturing Solution LLC, which provides engineering services to manufacturing companies, since 2013. From 2001 to 2013, Mr. Lewis served as chief executive officer of View Box Group, LLC, which provides management consulting services to small businesses. Prior to 2001, he served as vice president of worldwide sales at both Xicor, Inc. and Integrated Device Technology, Inc. Mr. Lewis has also held various sales and technical positions with Accelerant Networks, Inc. Intel Corporation, Zilog, Inc. and Digital Equipment Corporation. Mr. Lewis holds a B.S. in Electrical Engineering from the University of Michigan. We believe that Mr. Lewis’s qualifications to serve on the board of directors include his extensive business experience, having held senior management positions at several companies in the semiconductor, computer and networking industries. He brings strategic and operational insight to the board of directors.

Scott Lewis.  Mr. Lewis was appointed to our board of directors in October 2018. He brings more than 40 years of design, sales, and product and corporate marketing experience with technology and semiconductor companies. He is not related to our chief executive officer. Since February 2018, Mr. Lewis has been serving as executive marketing strategist at United Silicon Carbide, Inc., a leader in the silicon carbide power device market.  Previously, he held multiple corporate and product-line marketing leadership positions at Maxim Integrated Products, Inc., Global Foundries, Ltd., Cadence Design Systems, Inc., Intersil Corp., Xilinx, Inc. and Integrated Device Technology, Inc. Mr. Lewis holds a B.S. in Electrical Engineering Technology from DeVry Institute of Technology. We believe that Mr. Lewis’s qualifications to serve on the board of directors include his extensive business experience with over 40 years of design, sales, product and corporate marketing experience in high-technology industries, primarily in management positions at several companies in the semiconductor industry. He also can provide the board with valuable insight into sales and customer management relevant to our business.

Robert Y. Newell. Mr. Newell was appointed to our board of directors in October 2018. He is currently a consultant and advisor to emerging technology and healthcare companies, having held financial management positions with technology and healthcare companies in Silicon Valley for over 25 years. From 2003 to 2018, Mr. Newell was CFO of Dextera Surgical Inc., a developer of advanced stapling devices and automated medical systems. In December 2017, after entering into an agreement to sell substantially all of its assets, Dextera Surgical, Inc. filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Mr. Newell served on the board of directors of ARI Network Services, Inc., a leading supplier of SaaS and data-as-a-service solutions, from 2012 to 2017. Previously, Mr. Newell served as CFO of Omnicell, Inc., a hospital supply and medication management company, and held executive positions with the Beta Group, LLC and Cardiometrics, Inc. Prior to his business career, he was a pilot in the United States Air Force. Mr. Newell holds a BA in mathematics from the College of William & Mary and an MBA from Harvard Business School. We believe that Mr. Newell’s qualifications to serve on the board of directors include his substantial financial and public-company experience, as he has served as chief financial officer at multiple medical device and other technology companies. He also has previous experience serving as a director on public-company boards of directors.

Daniel O’Neil.  Mr. O’Neil was appointed to our board of directors in September 2017 and has served as a partner at Acme Strategy, LLC, a provider of strategic consulting and advisory services, which he founded, since 2010. From 2008 to 2010, he served as an investment banker at Signal Hill Capital Group LLC. Prior to 2008, Mr. O’Neil held business development and investment banking positions at Energy Services Group, Deutsche Bank AG and BT Alex. Brown. Mr. O’Neil holds an AB from Harvard College and an MBA from the Stanford University Graduate School of Business. We believe that Mr. O’Neil’s qualifications to serve on the board of directors include his extensive business experience and expertise in corporate finance and strategy, including experience gained both as an investment banker and corporate executive focused on the semiconductor and electronics industries. In the past, Mr. O’Neil has provided financial advisory services to us. He also brings to our board extensive knowledge of the semiconductor industry, along with deep experience in transactional processes, mergers and acquisitions, and deal financing for a wide range of transactions.

The names of our executive officers and certain information about them are set forth either above or below, as the case may be:

Name	Age	Position(s) with the Company
Daniel Lewis	70	President and Chief Executive Officer
James W. Sullivan	50	Vice President of Finance and Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 filed during 2018 (and any written representations to us by such persons), we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2018 except that:

•	Scott Lewis failed to timely file a Form 3 to register as a reporting person in October 2018.

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

Scott Lewis, Daniel J. O’Neil, and Robert Y. Newell are the current members of the Audit Committee. All are independent, as determined in accordance with Rule 5605(a)(2) of the Nasdaq listing rules and Rule 10A‑3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. O’Neil serves as the chairman and has been designated by the board of directors as the “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S‑K under the Securities Act of 1933, as amended, and the Exchange Act. That status does not impose on him duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on him as a member of the Audit Committee and the board of directors, however. The Audit Committee has delegated authority to Mr. O’Neil for review and approval of non-audit services proposed to be provided by our independent registered public accounting firm.

Item 11.  Executive Compensation

The information presented below has been modified to reflect the impact of a 1-for-10 reverse stock split effected in February 2017.  See Note 1 of the consolidated financial statements in Item 15 of this Report for further discussion of the reverse stock split.

Compensation Committee

Robert Y. Newell and Daniel J. O’Neil are the current members of the Compensation Committee, with Mr. Newell serving as the chairman. The Compensation Committee is responsible for reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. Our Compensation Committee also has the principal responsibility for the administration of our equity incentive and stock purchase plans and the approval of equity awards to the named executive officers. The responsibilities of our Compensation Committee are described in the Compensation Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.mosys.com.

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

The compensation received by our named executive officers in fiscal year 2018 is set forth in the Summary Compensation Table, below. For 2018, the named executive officers included Leonard Perham, President and Chief Executive Officer until his resignation in August 2018, Daniel Lewis, President and Chief Executive Officer effective August 2018, James Sullivan, Vice President of Finance and Chief Financial Officer, and John Monson, Vice President of Marketing and Sales until his resignation in October 2018.

Compensation Philosophy

In general, our executive compensation policies are designed to recruit, retain and motivate qualified executives by providing them with a competitive total compensation package based in large part on the executive’s contribution to our financial and operational success, the executive’s personal performance and increases in stockholder value, as measured by the price of our common stock. We believe that the total compensation paid to our executives should be fair, reasonable and competitive.

We seek to have a balanced approach to executive compensation with each primary element of compensation (base salary, variable compensation and equity incentives) designed to play a specific role. Overall, we design our compensation programs to allow for the recruitment, retention and motivation of the key executives and high‑level talent required in order for us to:

•	supply high‑value and high‑quality integrated circuit solutions to our customer base;
•	achieve or exceed our annual financial plan and be profitable;
•	make continuous progression towards achieving our long‑term strategic objectives to be a high‑growth company with growing profitability; and
•	increase our share price to provide greater value to our stockholders.

Role of Executive Officers in Compensation Decisions

The chief executive officer (CEO) makes recommendations for equity and non‑equity compensation for executives to be approved by the Compensation Committee. The Compensation Committee reviews these guidelines annually. The CEO annually reviews the performance of our executives (other than himself) and presents his recommendations for proposed salary adjustments, bonuses and equity awards to the Compensation Committee once a year. In its discretion, the Compensation Committee may accept, modify or reject the CEO’s recommendations. The Compensation Committee evaluates the compensation of the CEO on its own without the participation or involvement of the CEO. Only the Compensation Committee and the board of directors are authorized to approve the compensation for any named executive officer. Compensation of new executives is based on hiring negotiations between the individuals and our CEO and/or Compensation Committee.

Elements of Compensation

Consistent with our compensation philosophy and objectives, we offer executive compensation packages consisting of the following three components:

•	base salary;
•	annual incentive compensation; and
•	equity awards.

In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. Our widespread use of long‑term compensation consisting of stock options and restricted stock units (RSUs) focuses recipients on the achievement of our longer‑term goals and conserves cash for other operating expenses. For example, the RSUs granted to our executives in 2017 vest in increments over one and one-half years and will fully vest in 2019, and the stock options and RSUs granted to our non‑executive employees generally vest in increments ranging from 18 months to 36 months from the date of grant. The Compensation Committee does not believe that these awards encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the use of multi‑year vesting schedules helps to align our employees’ interests even more closely with those of our long‑term investors.

Base Salary

Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. The Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2018. In August 2018, upon the recommendation of Mr. Perham, our previous chief executive officer, the Compensation Committee authorized a base salary of $250,000 for Mr. Lewis on connection with his appointment as our new chief executive officer In September 2018, upon the recommendation of Mr. Lewis, the Compensation Committee awarded Mr. Sullivan a 1.2% increase in annual base salary, retroactive to July 1, 2017, thereby increasing his salary to $250,000. Mr. Sullivan had previously received a salary increase in 2017. The Compensation Committee determined that the increase was warranted based on the executive’s performance and increases in the cost of living.

Annual Incentive Compensation

In September 2017, the Compensation Committee implemented a bonus plan for Messrs. Sullivan and Monson providing for bonuses of 15% and 5%, respectively, of their base salary. The Compensation Committee determined that these bonuses were warranted based on the executives’ performance and increases in the cost of living, as the executives did not receive any salary increases in 2016. These bonuses were paid during 2017 and 2018.

In November 2018, the Compensation Committee authorized a bonus for Mr. Sullivan of 20% of his base salary. The Compensation Committee determined that this bonus was warranted based on Mr. Sullivan’s performance.

Equity Awards

Although we do not have a mandated policy regarding the ownership of shares of common stock by officers and directors, we believe that granting equity awards to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. The Equity Plan enables us to grant equity awards, as well as other types of stock-based compensation, to our executive officers and other employees. The Compensation Committee reviews and approves all equity awards granted under the Equity Plan to the named executive officers. We grant equity awards to achieve retention and motivation:

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

Typically, when we hire an executive, the options vest with respect to one-fourth of the total number of shares subject to the grant on the first anniversary of the grant date and with respect to 1/48th of the shares monthly thereafter. The options granted to executives in connection with annual performance reviews typically vest monthly over a three-to-four-year period, and RSUs granted typically vest annually over a period of from one-to-three years, as the Compensation Committee may decide. As matters of policy and practice we grant stock options with an exercise price equal to fair market value, although the Equity Plan allows us to use a different exercise price. In determining fair market value, we use the closing price of the common stock on the Nasdaq CM, on the grant date.

Historically, no employee has been eligible for an annual performance grant until the employee has been employed for at least six months. Annual performance reviews are generally conducted in the first half of each fiscal year. Our CEO conducts the performance review of all other executives, and makes his recommendations to the Compensation Committee. The Compensation Committee also reviews the CEO’s annual performance and determines whether he should receive additional equity awards. Aside from equity award grants in connection with annual performance reviews, we do not have a policy of granting additional awards to executives during the year. The board of directors and Compensation Committee have not adopted a policy with respect to setting the dates of award grants relative to the timing of the release of material non-public information. Our policy with respect to prohibiting insider trading restricts sales of shares during specified black-out periods, including at all times that our insiders are considered to possess material non-public information.

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

Accounting and Tax Considerations

Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction to publicly-held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. The Tax Cuts and Jobs Act repealed the performance-based exception to the deduction limit for remuneration that is deductible in tax years commencing after December 31, 2017. However, certain remuneration is specifically exempt from the deduction limit under a transition rule to the extent that it is "performance-based," as defined in Section 162(m) of the Code, and subject to a "written binding contract" in effect as of November 2, 2017 that is not later modified in any material respect. We endeavor to award compensation that will be deductible for income tax purposes, though other factors will also be considered. None of the compensation paid to our covered executive officers for the year ended December 31, 2018 that would be taken into account for purposes of Section 162(m) exceeded the $1 million limitation for 2018. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) of the Code and the regulations issued thereunder, including the uncertain scope of the transition relief under the Tax Cuts and Jobs Act, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) of the Code in fact will satisfy such requirements. Our Compensation Committee may authorize compensation payments that do not comply with the exemptions to Section 162(m) when we believe that such payments are appropriate to attract and retain executive talent.

Say-on-Pay

In 2017, we gave our stockholders an opportunity to provide feedback on our executive compensation through an advisory vote at our annual stockholder meeting. Stockholders were asked to approve, on an advisory basis, the compensation paid to our named executive officers. A majority of stockholders indicated approval of the compensation of the named executive officers, with approximately 90% of the shares that voted on such matter voting in favor of the proposal. Additionally, stockholders were asked to approve, on an advisory basis, in favor of having a stockholder vote to approve the compensation of the Company's named executive officers every three years. A majority of stockholders indicated approval of having a stockholder vote to approve the compensation of the Company's named executive officers every three years, with approximately 60% of the shares that voted on such matter voting in favor of the proposal. Based on these results and consistent with the previous recommendation and determination of its board of directors, the Company will hold non-binding advisory votes on executive compensation every three years until the next vote on the frequency of the stockholder advisory vote on executive compensation.

In light of the results of the advisory vote, the Compensation Committee has continued to apply principles that were substantially similar to those applied historically in determining compensation policies and decisions and did not make any significant changes to executive compensation decisions and policies with respect to 2018 executive compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal years 2018 and 2017 for each of our named executive officers.

Name and principal position	Year	Salary ($)	Stock Option Awards ($)(1)		Restricted Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		Total ($)
Leonard Perham(2)	2018	101,446	—		—		—		101,446
Chief Executive Officer & President	2017	150,000	—		—		—		150,000
Daniel Lewis	2018	99,432	3,350	(3)	23,200	(3)			125,982
Chief Executive Officer & President									—
James Sullivan	2018	248,496	—		—		56,175	(5)	304,671
Chief Financial Officer & Vice President of Finance	2017	240,990	—		32,200		37,050	(5)	310,240
John Monson(4)	2018	194,989	—		—		25,000	(4)
Vice President of Marketing & Sales							5,644	(5)	225,633
	2017	225,750	—		32,200		45,600	(4)
							11,288	(5)	314,838

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

(2)	Mr. Perham resigned as our president and chief executive officer in August 2018.
(3)	Granted in his capacity as a director, prior to his hire as our chief executive officer in August 2018.
(4)

Mr. Monson earned the amounts listed for him in the non-equity incentive plan compensation column for performance pursuant to a sales incentive plan. He resigned as our vice president of sales and marketing in October 2018

(5)	Earned as bonuses in 2017 and 2018, as indicated.

GRANTS OF PLAN-BASED AWARDS

We did not grant plan-based awards in 2018 to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2018.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date(1)	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)
Daniel Lewis	26,667	(2)	53,333	—	0.75	10/19/2023	—		—
	6,667	(3)	13,333	—	1.28	1/4/2024	—		—
	—		—	—	—	—	20,000	(4)	3,326	(5)
James Sullivan	6,000	(6)	—	—	20.50	3/30/2025	—		—
	—		—	—	—	—	3,333	(7)	554	(5)
	12,277	(8)	3,508	—	7.20	8/23/2026	—		—
	—		—	—	—	—	11,666	(9)	1,940	(5)

(1)

The standard option term is generally six to ten years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant.

(2)

The stock option was granted on October 19, 2017 for service as a non-employee director, and the shares subject to this option vest annually over three years beginning September 26, 2018 subject to continued employment (or service as a director or consultant).

(3)

The stock option was granted on January 4, 2018 for service as a non-employee director, and the shares subject to this option vest annually over three years beginning September 26, 2018 subject to continued service as an employee, director or consultant.

(4)	The shares subject to each restricted stock unit grant vest on February 1, 2019 subject to continued employment (or service as a director or consultant)
(5)	The amount is calculated using the Company’s closing price of $0.1663 per share of common stock on December 31, 2018.
(6)	The stock option was granted on March 30, 2015, and the shares subject to this option vest monthly over 48 months subject to continued employment (or service as a director or consultant).
(7)	The shares subject to each restricted stock unit grant vest annually over a three-year period commencing on March 1, 2017 subject to continued employment (or service as a director or consultant).
(8)

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

OPTION EXERCISES AND STOCK VESTED

The following table sets forth the number of shares acquired and aggregate dollar amount realized pursuant to the exercise of options and vesting of stock awards by our named executive officers during 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
James Sullivan	—	—	15,600	18,267
John Monson(2)	—	—	14,067	15,967

(1)	The aggregate dollar value realized upon vesting represents the closing price of a share of common stock on the Nasdaq CM at the date of vesting, multiplied by the total number of shares vested.
(2)	Mr. Monson resigned as our vice president of sales and marketing in October 2018

Employment and Change-in-control Arrangements and Agreements

In 2016, our Compensation Committee adopted our Executive Change-in-Control and Severance Policy (the “Policy”). The benefits provided by the Policy are intended to encourage the continued dedication of our executive officers and to mitigate potential disincentives to the consideration of a transaction that would result in a change in control, particularly where the services of our named executive officers may not be required by a potential acquirer.  The Policy provides for benefits for our named executive officers in the event of a “Change-in-Control,” which is generally defined as:

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
•

a single lump sum payment equal to the sum of (a) one year of his or her then-current base salary plus (b) the average of his or her annual bonus payments in the preceding three years or such shorter time as he or she has been employed by us (with prorated weighting assigned to any bonus earned for a partial year of employment), which payment will be made within 60 days following the Change-in-Control (in the case of the chief executive officer), or 60 days following the date of employment termination (in the case of all other named executive officers).

•

Vesting in 100% of all outstanding equity awards as of the date of the Change-in-Control for the chief executive officer, or as of the date of termination of employment for all other named executive officers;

•	reimbursement of any business expenses incurred by him through the date of termination but not yet paid;
•	reimbursement of the cost of continuation of medical benefits for a period of 12 months; and
•

outstanding equity awards that are structured as stock options, stock appreciation rights or similar awards shall be amended effective as of the date of termination to provide that such awards will remain outstanding and exercisable until the earlier of (a) 12 months following the date of the Change-in-Control for the chief executive officer, or the termination of employment for the other named executive officers, and (b) the expiration of the award’s initial term

Under the Policy, “cause” means the executive’s:

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

•	a failure of a successor or transferee to assume our obligations under this Policy; or
•	a failure to nominate the executive for election as a Board director, if, at the proper time for nomination, the executive is a member of the board of directors.

Employment Agreements

In addition to the agreements containing the Change‑in‑Control provisions summarized above, we have entered into our standard form of employment, confidential information, invention assignment and arbitration agreement with each of the named executive officers.

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

Director Compensation

The following table summarizes the compensation we paid to our non-employee directors in 2018:

Name	Fee Compensation ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)(2)	All Other Compensation	Total ($)
Daniel Lewis(3)	22,500	23,200	3,350	—	49,050
Leonard Perham(4)	7,500	—	—	—	7,500
Scott Lewis(5)	7,500	—	—	—	7,500
Robert Y. Newell(5)	7,875	—	—	—	7,875
Daniel O'Neil	33,000	23,200	3,350	—	59,550
Stephen L. Domenik(6)	23,625	23,200	—	—	46,825

(1)

Award amounts reflect the aggregate grant date fair value with respect to awards granted during the years indicated, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option and stock awards are set forth in the notes to the consolidated financial statements included in item 15 of this Report. These amounts do not reflect actual compensation earned or to be earned by our named executive officers. Restricted stock unit award amounts consist of: awards granted to Messrs. Domenik, Lewis and O’Neil on February 1, 2018 for 20,000 shares each. Option award amounts consist of: options granted to Messrs. Lewis and O’Neil on January 4, 2018 to purchase 20,000 shares each.

(2)	As of December 31, 2018, our non-employee directors held outstanding options to purchase the following number of shares of our common stock: Daniel O’Neil, 100,000.
(3)	Mr. Lewis became our president and chief executive officer in August 2018.
(4)	Mr. Perham served as a non-employee director from August 2018 until he left our board of directors in December 2018.
(5)	Messrs. Lewis and Newell joined our board of directors in October 2018.
(6)	Mr. Domenik resigned from our board of directors in August 2018.

Director Fee Compensation

The challenges our business has faced have made it challenging for us to attract new non-employee directors. Nasdaq and SEC regulations require that a majority of the directors on our board of directors and its committees be independent, non-employee directors, as defined by each entity. In 2017, our board of directors authorized the following annual cash retainer fees, payable in quarterly installments, for our non-employee directors to further compensate them for their service on our board of directors and, as applicable, for service as chairperson of a committee of our board of directors:

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

Director Equity Compensation

Our Amended and Restated 2010 Equity Incentive Plan (the “Equity Plan”) permits the board of directors to establish by resolution the number of shares, up to a maximum of 40,000 each year for each non‑employee director, to be covered by annual option grants or other awards for each year of service on our board. The awards are to be granted at the first regular meeting of the board of directors following the date of each annual meeting of stockholders and vest in full on the first anniversary of the grant date, subject to continuous service during the period. The Equity Plan also provides that each non‑employee director shall be granted an award to acquire up to 120,000 shares upon his or her initial appointment or election to our board of directors, vesting over a four‑year period at the rate of one fourth of the total number of shares each year, subject to the non‑employee director’s continuous service on the board, with the exercise price of the award equal to 100% of the fair market value of a share of common stock on the date that he becomes a director. The Equity Plan also provides that each non‑employee director shall be granted an award to purchase up to 20,000 shares for his or her role as chairperson of the Compensation and Audit Committees. The Equity Plan also permits a disinterested majority of the board of directors, in its discretion, to authorize additional shares to be awarded or granted under stock options to committee chairs and other non‑employee directors for extraordinary service on the board. The board of directors did not exercise this discretion in 2018. The exercise price per share under each option grant is equal to the fair market value of a share of our common stock on the date of grant on the principal trading market for our common stock at the time of grant, which is the Nasdaq Capital Market, or the Nasdaq CM. In the event of a merger, sale of substantially all of our assets or similar transaction, vesting of all director options would accelerate as to 100% of the unvested shares subject to the award. All awards to directors have a term of no more than six years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 28, 2019 concerning the ownership of our common stock by:

•	each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);
•	each of our directors;
•	each of the named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of February 28, 2019 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 43,121,730 shares of common stock outstanding as of February 28, 2019.

Unless otherwise stated, the business address of each of our directors and named executive officers listed in the table is 2309 Bering Drive, San Jose, California 95131.

	Amount and Nature of Beneficial Ownership
Name and principal position	Number of Shares Beneficially Owned (Excluding Outstanding Options)(1)		Number of Shares Issuable on Exercise of Outstanding Options or Convertible Securities(2)		Percent of Class
Hudson Bay Capital Management LP	—		4,758,476	(3)	9.99%
777 Third Avenue New York, NY 10017
Ingalls & Snyder LLC	1,382,796	(4)	2,919,640	(5)	9.97%
1325 Avenue of the Americas New York, NY 10019
Ingalls & Snyder Value Partners, L.P.	—		4,111,606	(6)	9.53%
1325 Avenue of the Americas New York, NY 10019
Thomas L. Gipson	—		3,402,880	(7)	7.89%
1325 Avenue of the Americas New York, NY 10019

Directors and Officers:
Daniel Lewis	90,000		49,998		*
Scott Lewis	—		—		*
Robert Y. Newell	60,000		—		*
Daniel J. O'Neil	20,000		33,332		*
James Sullivan	44,842		28,595		*
All current directors and executive officers as a group (5 persons)	214,842		111,925

*	Represents holdings of less than one percent.
(1)	Excludes shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of February 28, 2019.
(2)	Represents the number of shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of February 28, 2019.
(3)

Hudson Bay Capital Management LP. (“Hudson”) filed a Form 13G with the SEC on February 4, 2019 on behalf of Hudson and Mr. Sander Gerber. These shares are issuable upon exercise of outstanding warrants to purchase shares of common stock.  Pursuant to the terms of the warrants, the reporting persons cannot exercise such warrants if the reporting persons would beneficially own, after such exercise, more than 9.99% of the outstanding shares of our common stock.

(4)

In a Form 13G/A filed with the SEC on January 30, 2019, Ingalls & Snyder LLC (“Ingalls”) reported that it had shared dispositive power over all shares and sole voting authority with respect to such shares. These shares include securities owned by clients of Ingalls, a registered broker dealer and a registered investment advisor, in accounts managed under investment advisory contracts.

(5)

The beneficial ownership of Ingalls includes shares of common stock issuable upon conversion of $1,669,158 par amount of our senior secured convertible notes due August 15, 2023, which are held by Ingalls & Snyder Value Partners ("ISVP"), an investment partnership managed under an investment advisory contract with Ingalls, and for which ISVP would have voting and dispositive power if such shares were converted.

(6)

ISVP is an investment partnership managed under an investment advisory contract by Ingalls, a registered broker dealer and a registered investment advisor.  Thomas Boucher, a managing director of Ingalls, and Robert Gipson and Adam Janovic, senior directors of Ingalls, are the general partners of ISVP. Share ownership assumes the conversion of $1,669,158 par amount of our senior secured convertible notes due August 15, 2023 and the exercise of  pre-funded warrants to purchase 2,310,776 shares of common stock issued October 4, 2018.

(7)

Share ownership assumes the conversion of $333,831 par amount of our senior secured convertible notes due August 15, 2023 and the exercise of pre-funded warrants to purchase 1,534,476 shares of common stock issued October 4, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018 regarding equity compensation plans approved by our security holders.  As of December 31, 2018, we had no awards outstanding under equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	621,455	$4.19	4,253,790

(1)

Consists of shares of common stock available for future issuance under the Equity Plan and 147,024 shares of common stock available for future issuance under the Amended and Restated 2010 Employee Stock Purchase Plan, which is currently suspended. The Equity Plan provides for an annual increase of 50,000 shares on January 1 of each year, and an additional 100,000 shares have been included to reflect these increases.

Item 13.  Certain Relationships and Transactions with Related Persons

None.

Item 14.  Principal Accountant Fees and Services

The following table shows the fees billed (in thousands of dollars) to us by BPM LLP, or BPM, our independent registered public accounting firm, for the financial statement audit and other services provided.

	2018	2017
Audit Fees(1)	$251	$232
Audit-Related Fees(2)	84	8
Total(3)	$335	$240

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

The Audit Committee meets with our independent registered public accounting firm at least four times a year. At such times, the Audit Committee reviews both audit and non‑audit services performed by the independent registered public accounting firm, as well as the fees charged for such services. The Audit Committee is responsible for pre‑approving all auditing services and non‑auditing services (other than non‑audit services falling within the de minimis exception set forth in Section 10A(i)(1)(B) of the Exchange Act and non‑audit services that independent auditors are prohibited from providing to us) in accordance with the following guidelines: (1) pre‑approval policies and procedures must be detailed as to the particular services provided; (2) the Audit Committee must be informed about each service; and (3) the Audit Committee may delegate pre‑approval authority to one or more of its members, who shall report to the full committee, but shall not delegate its pre‑approval authority to management. Among other things, the Audit Committee examines the effect that performance of non‑audit services may have upon the independence of the auditors.

Part IV

Item 15.  Exhibits

(a)(1) Consolidated Financial Statements:

The following documents are filed as part of this report:

Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the Index to Consolidated Financial Statements on pages 54 through 78 of this report.

(2) Financial Statement Schedules:

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

Required exhibits are incorporated by reference or are filed with this Annual Report on Form 10-K.

3.1(1)	Restated Certificate of Incorporation of the Registrant
3.1.1(1A)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant
3.2(2)	Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(4)	Form of Common Stock Purchase Warrant
4.3(5)	Form of Securities Purchase Agreement
4.4(6)	Rights Agreement, dated November 10, 2010, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.1(6)	Form of Right Certificate
4.4.2(6)	Summary of Rights to Purchase Preferred Shares
4.4.3(7)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.4(8)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.6(9)	Form of Common Stock Purchase Warrant
4.7(9)	Form of Pre-Funded Warrant
10.1(3)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers
10.2(10)*	2000 Stock Option and Equity Incentive Plan and form of Option Agreement thereunder
10.2.1(11)*	Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.3(12)*	Form of Stock Option Agreement pursuant to Amended and Restated 2000 Stock Option and Equity Incentive Plan
10.4(13)*	Form of New Employee Inducement Grant Stock Option Agreement
10.6(14)*	Employment offer letter agreement between Registrant and James Sullivan dated December 21, 2007
10.7(15)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.8(16)*	Amended and Restated 2010 Equity Incentive Plan
10.9(17)*	Form of Option Agreement for Stock Option Grant pursuant to 2010 Equity Incentive Plan
10.10(18)*	2010 Employee Stock Purchase Plan

10.11(19)*	Form of Notice of Restricted Stock Unit Award and Agreement
10.13(20)*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)
10.15(21)	Form of Indemnification Agreement used from June 5, 2012
10.16(22)*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2010 Equity Incentive Plan
10.17(23)	Sublease Agreement with Cyren, Inc. dated October 3, 2017
10.18(24)	10% Senior Secured Convertible Note Purchase Agreement
10.19(25)	Security Agreement
10.20(26)	10% Senior Secured Convertible Note due August 15, 2018
10.21(27)	Amendment to 10% Senior Secured Convertible Note Purchase Agreement and every 10% Senior Secured Convertible Note due August 15, 2018 Issued Thereunder
10.23(28)*	Executive Change-in-Control and Severance Policy
10.24(29)*	Employment offer letter agreement between Registrant and Daniel Lewis dated August 8, 2018
10.26(9)	Securities Purchase Agreement
10.30(9)	Amendment No. 2 Note Purchase Agreement
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—BPM LLP
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.6 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).
(1A)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on February 14, 2017 (Commission File No. 000-32929).
(2)	Incorporated by reference to Exhibit 3.4 to Form 8-K filed by the Company on October 29, 2008 (Commission File No. 000-32929).
(3)

Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(4)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on June 30, 2017 (Commission File No. 000-32929)
(5)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 30, 2017 (Commission File No. 000-32929)
(6)	Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).
(7)	Incorporated by reference to Exhibit 4.2.3 to the Current Report on Form 8-K, filed on July 27, 2011 (Commission File No. 000-32929).
(8)	Incorporated by reference to Exhibit 4.2.4 to Current Report on Form 8-K filed by the Company on May 24, 2012 (Commission File No. 000-32929).
(9)	Incorporated by reference to the same-numbered exhibit to Form 8-K filed by the Company on October 3, 2018 (Commission File No. 000-32929).

(10)

Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 17, 2001 (Commission File No. 333-43122).

(11)	Incorporated by reference to Appendix B to the Company’s proxy statement on Schedule 14A filed by the Company on October 7, 2004 (Commission File No. 000-32929).
(12)	Incorporated by reference to Exhibit 10.15 to Form 10-Q filed by the Company on August 9, 2005 (Commission File No. 000-32929).
(13)	Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(14)	Incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(15)	Incorporated by reference to Exhibit 10.27 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(16)	Incorporated by reference to Exhibit 4.8 to From S-8 filed by the Company on January 29, 2018 (Commission File No. 333-222739).
(17)	Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).
(18)	Incorporated by reference to Appendix B to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).
(19)	Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 5, 2009 (Commission File No. 333-159753).
(20)	Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).
(21)	Incorporated by reference to Exhibit 10.22 to Form 10-Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).
(22)	Incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on March 14, 2014 (Commission File No. 000-32929).
(23)	Incorporated by reference to Exhibit 99.2 to Form 10-Q filed by the Company on November 14, 2017 (Commission File No. 000-32929).
(24)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(25)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(26)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(27)	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Company on February 27, 2018 (Commission File No. 000-32929)
(28)	Incorporated by reference to Exhibit 99 to Schedule TO filed by the Company on July 26, 2016 (Commission File No. 005-78033), as amended
(29)	Incorporated by reference to Exhibit 10.28 to Form S-1/A filed by the Company on September 17, 2018 (Commission File No. 333-225193), as amended
*	Management contract, compensatory plan or arrangement.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2019.

MOSYS, INC.

By:	/s/ Daniel Lewis
Daniel Lewis
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Lewis and James W. Sullivan as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in- fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DANIEL LEWIS	President, Chief Executive Officer, and Director	March 12, 2019
Daniel Lewis	(Principal Executive Officer)

/s/ James W. Sullivan	Vice President of Finance and Chief Financial
James W. Sullivan	Officer (Principal Financial Officer and Principal	March 12, 2019
Accounting Officer)

/s/ SCOTT LEWIS	Director	March 12, 2019
Scott Lewis

/s/ ROBERT Y. NEWELL	Director	March 12, 2019
Robert Y. Newell

/s/ Daniel O’NeIl	Director	March 12, 2019
Daniel O’Neil

MOSYS, INC.

*The company is entitled to provide financial statements in accordance with Article 8 of Regulation S-X.  The primary difference is that statements of comprehensive income, cash flows and changes in stockholders’ equity would only be filed for 2017 and 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

MoSys, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 12, 2019

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$7,104	$3,868
Accounts receivable	1,622	1,681
Inventories	1,148	1,766
Prepaid expenses and other	923	1,347
Total current assets	10,797	8,662
Property and equipment, net	279	827
Goodwill	420	13,276
Intangible assets, net	—	111
Other	260	263
Total assets	$11,756	$23,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$236	$170
Deferred revenue	273	3,938
Accrued expenses and other	1,402	2,507
Total current liabilities	1,911	6,615
Long-term liabilities	17	18
Convertible notes payable	2,671	9,160
Total liabilities	4,599	15,793
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 42,967 shares and 8,068 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	43	8
Additional paid-in capital	242,981	232,026
Accumulated deficit	(235,867)	(224,688)
Total stockholders’ equity	7,157	7,346
Total liabilities and stockholders’ equity	$11,756	$23,139

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended
	December 31,
	2018	2017	2016
Net revenue
Product	$15,053	$7,833	$4,604
Royalty and other	1,547	1,009	1,420
Total net revenue	16,600	8,842	6,024
Cost of net revenue	6,346	4,694	3,075
Gross profit	10,254	4,148	2,949
Operating expenses
Research and development	4,129	8,158	18,086
Selling, general and administrative	4,095	4,702	5,693
Impairment of goodwill	12,856	—	9,858
Restructuring charges	—	1,321	676
Total operating expenses	21,080	14,181	34,313
Loss from operations	(10,826)	(10,033)	(31,364)
Interest expense	(582)	(927)	(687)
Other income, net	12	59	48
Loss before income tax provision (benefit)	(11,396)	(10,901)	(32,003)
Income tax provision (benefit)	13	(233)	45
Net loss	$(11,409)	$(10,668)	$(32,048)
Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale securities	—	—	16
Comprehensive loss	$(11,409)	$(10,668)	$(32,032)
Net loss per share
Basic and diluted	$(0.74)	$(1.45)	$(4.86)
Shares used in computing net loss per share
Basic and diluted	15,393	7,338	6,601

Note: Share and per share amounts for 2016 have been adjusted to reflect the impact of a 1-for-10 reverse stock split effected in February 2017, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares		Capital	Income (Loss)	Deficit	Total
Balance at January 1, 2016	6,549	$7	$226,822	$(16)	$(181,972)	$44,841
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	81	—	364	—	—	364
Stock-based compensation	—	—	2,155	—	—	2,155
Change in unrealized loss on available- for-sale investments	—	—	—	16	—	16
Net loss	—	—			(32,048)	(32,048)
Balance at December 31, 2016	6,630	7	229,341	—	(214,020)	15,328
Issuance of common stock for exercise of options, employee stock purchase plan and release of awards	113	—	(20)	—	—	(20)
Issuance of common stock, net of issuance costs of $265	1,325	1	1,986	—	—	1,987
Stock-based compensation	—	—	719	—	—	719
Net loss	—	—	—	—	(10,668)	(10,668)
Balance at December 31, 2017	8,068	8	232,026	—	(224,688)	7,346
Cumulative effect of accounting change	—	—	—	—	230	230
Issuance of common stock for exercise of options and release of awards	299	—	(46)	—	—	(46)
Issuance of common stock and warrants, net of issuance costs of $709	34,600	35	10,327	—	—	10,362
Stock-based compensation	—	—	674	—	—	674
Net loss	—	—	—	—	(11,409)	(11,409)
Balance at December 31, 2018	42,967	$43	$242,981	$—	$(235,867)	$7,157

Note: Share and per share amounts for 2016 have been adjusted to reflect the impact of a 1-for-10 reverse stock split effected in February 2017, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(11,409)	$(10,668)	$(32,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	598	747	998
Stock-based compensation	674	719	2,155
Amortization of intangible assets	111	112	111
Impairment of goodwill	12,856	—	9,858
Amortization of debt issuance costs	30	45	37
Accrued interest	551	898	650
(Gain) loss on disposal of assets	—	(12)	4
Changes in assets and liabilities
Accounts receivable	289	(1,122)	170
Inventories	618	(315)	146
Prepaid expenses and other assets	440	(1,016)	459
Accounts payable	66	(402)	(419)
Deferred revenue and other liabilities	(4,489)	3,435	(64)
Net cash provided by (used in) operating activities	335	(7,579)	(17,943)
Cash flows from investing activities:
Purchases of property and equipment	(50)	(300)	(646)
Net proceeds from sale of assets	—	12	—
Proceeds from sales and maturities of marketable securities	—	2,604	50,486
Purchases of marketable securities	—	(1,602)	(36,874)
Net cash provided by (used in) investing activities	(50)	714	12,966
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	10,362	1,967	364
Taxes paid to net share settle equity awards	(46)	—	—
Proceeds from the issuance of notes payable, net of issuance costs	—	—	7,877
Payments on long term debt	(7,365)	—	—
Payments on capital lease obligations	—	—	(138)
Net cash provided by financing activities	2,951	1,967	8,103
Net increase (decrease) in cash and cash equivalents	3,236	(4,898)	3,126
Cash and cash equivalents at beginning of year	3,868	8,766	5,640
Cash and cash equivalents at end of year	$7,104	$3,868	$8,766
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$846	$854	$336
Cash paid for income taxes	$15	$2	$21

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

Reverse Stock Split

In February 2017, the Company effected a one-for-10 reverse stock split of its common stock.  As a result of the reverse stock split, every ten shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split; stockholders who would otherwise hold a fractional share of common stock received cash in an amount equal to the product obtained by multiplying (i) the closing sale price of the Company’s common stock on the effective date of the reverse stock split, by (ii) the number of shares of the Company’s common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest. All stock options and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 10 and, as applicable, multiplying the exercise price by 10, as a result of the reverse stock split. The common stock par value was adjusted to $0.001 in conjunction with the reverse stock split. All of the 2016 share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis to reflect this 1-for-10 reverse stock split.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable as of December 31, 2018 and 2017.

Inventory

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow-moving inventory items. The Company recorded inventory write-downs during the years ended December 31, 2018 and 2017 of $0.1 million and $0.3 million, respectively, and no inventory write-downs during the year ended December 31, 2016.

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

Goodwill

The Company determines the amount of a potential goodwill impairment by comparing the fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized.

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

Impairments

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

The Company performed its annual test for goodwill impairment as of September 1, 2018, and, the test results indicated the goodwill carrying value was greater than its implied fair value. Further, the Company concluded a triggering event had occurred due to the sustained decrease in the price per share of its common stock and related reduced market capitalization as of September 30, 2018 and performed an additional test for impairment resulting in further indication that the goodwill carrying value was still greater than its implied fair value. As a result of both of these tests, the Company recorded non-cash impairment charges totaling $3.2 million during the third quarter of 2018.

As of December 31, 2018, the Company concluded a triggering event had occurred due to the sustained decrease in the price per share of its common stock and related reduced market capitalization and performed an additional test for impairment resulting in further indication that the goodwill carrying value was still greater than its implied fair value. As a result, the Company recorded a non-cash impairment charge of $9.7 million during the fourth quarter of 2018.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was recognized as an adjustment to accumulated deficit as of January 1, 2018 of $230,000. Overall, the adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations and comprehensive loss and statement of cash flows for the year ended December 31, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

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

The Company does not have significant financing components, as payments from customers are typically due within 60 days of invoicing, and the Company has elected the practical expedient to net value financing components that are less than one year. Shipping and handling costs are generally incurred by the customer, and, therefore, are not recorded as revenue.

The following table summarizes the cumulative effect of the changes to the Company’s unaudited consolidated balance sheet as of January 1, 2018 due to the adoption of ASC 606 (in thousands):

	Balance as of December 31, 2017	Adjustments due to ASC 606	Balance as of January 1, 2018
Assets
Accounts receivable, net	$1,681	$230	$1,911
Equity
Accumulated deficit	$(224,688)	$230	$(224,458)

The following tables summarize the current-period impacts of adopting ASC 606 on the Company’s unaudited consolidated balance sheet and statement of operations and comprehensive loss (in thousands):

	December 31, 2018
	As Reported	Effect of adoption	Balances without adoption of ASC 606
Assets
Accounts receivable, net	$1,622	$(220)	$1,402
Equity
Accumulated deficit	$(235,867)	$(220)	$(236,087)

	For the Year Ended December 31, 2018
	As Reported	Effect of adoption	Balances without adoption of ASC 606
Product sales	$15,053	$—	$15,053
Royalty and other	1,547	10	1,557
Cost of net revenue	6,346	—	6,346
Operating expenses	21,080	—	21,080
Interest expense	(582)	—	(582)
Other income, net	12	—	12
Income tax provision	13	—	13
Net loss	$(11,409)	$10	$(11,399)
Net loss per share:
Basic and diluted	$(0.74)	$—	$(0.74)

Additionally, as a result of the adoption of ASC 606, the Company changed its accounting policy for revenue recognition.

Accounting Policy – Revenue Recognition

The Company generates revenue primarily from sales of IC products and licensing of its intellectual property. Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

IC products

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied.

The majority of the Company's contracts have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated, formula, list or fixed price. The Company sells its products both directly to customers and through distributors generally under agreements with payment terms typically 60 days or less.

The Company may record an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale.

Royalty and other

The Company’s licensing contracts typically provide for royalties based on the licensee’s use of the Company’s memory technology in its currently shipping commercial products. With the adoption of ASC 606 in January 2018, the Company estimates its royalty revenue in the calendar quarter in which the licensee uses the licensed technology.  Payments are received in the subsequent quarter.

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of December 31, 2018, contract liabilities were in a current position and included in deferred revenue.

During the twelve months ended December 31, 2018, the Company recognized revenue of $3.9 million that had been included in deferred revenue at December 31, 2017.

See Note 8 for disaggregation of revenue by geography.

Cost of Net Revenue

Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically include engineering support to assist in the commencement of production of a licensee’s products.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were not significant in the years ended December 31, 2018, 2017 and 2016.

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

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and purchases under the employee stock purchase plan, conversion of convertible debt and exercise of warrants. The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	December 31,
	2018	2017	2016
Options outstanding to purchase common Stock	337	307	522
Employee stock purchase plan	—	—	44
Unvested restricted common stock units	272	376	148
Convertible debt	4,671	1,081	926
Outstanding warrants	39,884	663	—
Total	45,164	2,427	1,640

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2018 tax years generally remain subject to examination by U.S. federal and state tax authorities, and the 2010 through 2018 tax years generally remain subject to examination by foreign tax authorities.

As of December 31, 2018, the Company did not have any material unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits as income tax expense and penalties related to unrecognized tax benefits as other income and expense. During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities.  Realized gains and losses on available-for-sale securities are reclassified from accumulated other comprehensive loss and included in other income, net in the consolidated statements of operations and comprehensive loss.  All amounts recorded were not significant in the years ended December 31, 2018, 2017 and 2016.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, which was further amended by ASU Nos. 2017-13, 2018-01, 2018-10 and 2018-11. The new guidance requires lessees to recognize a right-of-use asset and a lease liability equal to the present value of the lease payments for virtually all leases not classified as short term. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depend on its classification as a finance or operating lease. The ASU also will require disclosures to provide additional qualitative and quantitative information about the amounts recorded in the financial statements.  ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.  The new standard requires a modified retrospective transition for application at the beginning of the earliest comparative period presented.

The Company currently has identified one lease impacted by the adoption of this standard. A right of use asset and lease liability will be established for this operating lease.  Because the remaining term of the lease at the time of adoption is only 22 months, the impact to both the statement of operations and the statement of cash flows for the initial measurement at present value and the amortization required in subsequent periods is not expected to differ materially from the Company’s current practice.

Note 2: Consolidated Balance Sheet Detail

	December 31,
	2018	2017
	(in thousands)
Inventories:
Work-in-process	$548	$1,612
Finished goods	600	154
	$1,148	$1,766

Prepaid expenses and other:
Prepaid IC material and production costs	$620	$1,107
Prepaid insurance	128	115
Prepaid software	28	38
Refundable tax	86	4
Other	61	83
	$923	$1,347

Property and equipment, net:
Equipment, furniture and fixtures and leasehold improvements	$4,486	$4,478
Acquired software	123	296
	4,609	4,774
Less: Accumulated depreciation and amortization	(4,330)	(3,947)
	$279	$827

Intangible assets, net:

Identifiable intangible assets were (dollar amounts in thousands):

December 31, 2017
		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Patent license	7	$780	$669	$111

Amortization expense has been included in research and development expense in the consolidated statements of operations and comprehensive loss. The identifiable intangible asset shown above was fully amortized during 2018.

Accrued expenses and other:

	December 31,
	2018	2017
	(in thousands)
Accrued wages and employee benefits	$327	$616
Customer advance	300	—
Professional fees, legal and consulting	178	182
IC development and wafer purchase costs	90	335
Warranty accrual	73	64
Interest payable	51	346
Corporate taxes	21	153
Accrued restructuring liabilities	—	478
Other	362	333
	$1,402	$2,507

As of December 31, 2018 and 2017, the amounts in long-term liabilities comprised deferred rent.

Note 3: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	December 31, 2018
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$7,104	$—	$—	$7,104

	December 31, 2017
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,868	$—	$—	$3,868

The unrealized losses from available-for-sale securities as of December 31, 2018 and 2017 were not material.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$632	$632	$—	$—

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$621	$621	$—	$—

There were no transfers in or out of Level 1 and Level 2 securities during the years ended December 31, 2018 and 2017.

Note 4: Income Taxes

The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Current portion:
State	$2	$3	$3
Foreign	11	7	42
	13	10	45
Deferred portion:
Federal	—	(243)	—
	$13	$(233)	$45

In December 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “IRC”). Changes included, but are not limited to, reducing the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018 and repealing the alternative minimum tax (“AMT”) for tax years beginning in 2018.

Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations.

Under the Act, $0.2 million in federal AMT tax paid by the Company for 2011 is now refundable through 2022 subject to limitations by year, and was recorded as a deferred tax asset in 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	Year Ended
	December 31,
	2018	2017
Deferred tax assets:
Federal and state loss carryforwards	$681	$49,533
Reserves, accruals and other	230	391
Depreciation and amortization	1,901	1,100
Deferred stock-based compensation	2,571	2,483
Research and development credit carryforwards	6,537	15,487
Foreign tax and other credits	242	513
Total deferred tax assets	12,162	69,507
Deferred tax liabilities:
Acquired intangible assets and other	—	408
Less: Valuation allowance	(11,920)	(68,857)
Net deferred tax assets	$242	$242

The valuation allowance decreased by $20.6 million for the year ended December 31, 2017. The $56.9 million decrease in valuation allowance for the year ended December 31, 2018 was primarily the result of the significant reduction of the deferred tax assets previously recognized related to the utilization of net operating loss and tax credit carryforwards.

Utilization of the Company’s net operating losses (“NOLs”) and tax credit carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the IRC and similar state provisions. Section 382 of the IRC (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOL and tax credit carryforwards, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate.  While a formal study has not been performed, the Company believes that a Section 382 ownership change occurred as a result of the financing effected in October 2018 (see Note 6).  The Company believes this Section 382 limitation will result in approximately 98% of the federal and state NOLs expiring before they can be utilized, and approximately 100% of the federal tax credit carryforwards expiring before they can be utilized.

As of December 31, 2018, the Company had NOLs of approximately $196.4 million for federal income tax purposes and approximately $119.9 million for state income tax purposes. Only approximately $2.5 million of the federal NOLs and $2.2 million of the state NOLs are expected to be available before expiration due to the Section 382 limitation. These NOLs are available to reduce future taxable income and expire at various times from 2025 through 2037.

The Company also had federal research and development tax credit carryforwards of approximately $9.0 million, which will begin expiring in 2019, and California research and development credits of approximately $8.2 million, which do not have an expiration date.

A reconciliation of income taxes provided at the federal statutory rate (21% for 2018 and 35% for each of 2017 and 2016) to the actual income tax provision is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Income tax benefit computed at U.S. statutory rate	$(2,393)	$(3,815)	$(11,229)
State income tax (net of federal benefit)	2	3	3
Foreign income tax at rate different from U.S. statutory rate	12	3	(7)
Research and development credits	(194)	(480)	(981)
Stock-based compensation	—	(40)	75
Amortization of intangible assets	(60)	(100)	(100)
Goodwill impairment	1,482	—	1,856
Federal tax rate reduction	—	(26,617)	—
Valuation allowance changes affecting tax provision	1,158	30,811	10,022
Other	6	2	406
Income tax (benefit) provision	$13	$(233)	$45

The domestic and foreign components of loss before income tax provision were (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
U.S.	$(11,353)	$(11,063)	$(31,115)
Non-U.S.	(43)	162	(888)
	$(11,396)	$(10,901)	$(32,003)

Note 5: Stock-Based Compensation

Equity Compensation Plans

Common Stock Option Plans

In 2000, the Company adopted the 2000 Stock Plan, which was amended in 2004 (“Amended 2000 Plan”), and terminated in 2010. As of December 31, 2018, no options were available for future issuance under the Amended 2000 Plan, as the remaining options outstanding under the Amended 2000 Plan expired in June 2016.

In June 2010, the Company’s stockholders approved the 2010 Equity Incentive Plan, which was amended and restated in 2014 and amended again in 2017 and 2018 (“Amended 2010 Plan”). The Amended 2010 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the Amended 2010 Plan, 400,000 shares were initially reserved for issuance. In June 2014, December 2017 and December 2018, the Company’s stockholders approved to the Amended 2010 Plan to increase the number of shares reserved for issuance by 150,000, 200,000 and 4,000,000 shares, respectively. In addition, the terms of the Amended 2010 Plan provide for an automatic annual increase in the share reserve of 50,000 on January 1 of each year. The Amended 2010 Plan has a 10-year term and provides for annual option grants or other awards to non-employee directors to acquire up to 40,000 shares and for a one-time grant of an option or other award to a non-employee director to acquire up to 120,000 shares upon initial appointment or election to the board of directors. The term of options granted under the Amended 2010 Plan may not exceed ten years. The term of all incentive stock options granted to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years.

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

The Amended 2000 Plan and Amended 2010 Plan are referred to collectively as the “Plans.”

The Company may also award shares to new employees outside the Plans, as material inducements to the acceptance of employment with the Company, as permitted under the Listing Rules of the Nasdaq Stock Market. These awards must be approved by the compensation committee of the board of directors, a majority of the independent directors or, below a specified share level, by an authorized executive officer. As of December 31, 2018 and 2017, no such awards were outstanding.

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

On February 29, 2016, approximately 37,300 shares of common stock were issued at an aggregate purchase price of $197,000 under the ESPP. On August 31, 2016, approximately 31,900 shares of common stock were issued at an aggregate purchase price of $167,000 under the ESPP.  In February 2017, the Company’s board of directors canceled the ESPP purchase period that began September 1, 2016 and directed the Company to refund outstanding payroll contributions. As of December 31, 2018, there were approximately 150,000 shares authorized and unissued under the ESPP.

Stock-Based Compensation Expense

The unamortized compensation cost, net of expected forfeitures, as of December 31, 2018 was $0.3 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 0.8 years. The unamortized compensation cost, net of expected forfeitures, as of December 31, 2018 was $0.1 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 0.3 years. For the year ended December 31, 2018, the fair value of options and awards vested was approximately $0.7 million.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the years ended December 31, 2018, 2017 and 2016, there were no such tax benefits associated with the exercise of stock options.

Valuation Assumptions and Expense Information for Stock-based Compensation

The fair value of the Company’s share-based payment awards for the years ended December 31, 2018, 2017 and 2016 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Year Ended
	December 31,
	2018	2017	2016
Risk-free interest rate	2.2%	1.6% - 1.8%	1% - 2.1%
Volatility	109.5%	70.2% - 101.5%	61.4% - 65.0%
Expected life (years)	4.0	4.0	3.0 - 5.0
Dividend yield	0%	0%	0%

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

Common Stock Options and Restricted Stock

A summary of stock option and restricted stock unit (“RSU”) award activity under the Plans is presented below (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at January 1, 2016	106	675	$35.10
Additional shares authorized under the Plan	50	—	—
RSUs granted	(144)	—	—
RSUs cancelled and returned to the Plan	7	—	—
Options granted	(384)	384	$6.96
Options cancelled and returned to the Plan	479	(479)	$35.64
Options cancelled and expired	—	(58)	$44.80
Balance at December 31, 2016	114	522	$13.88
Additional shares authorized under the Plan	250	—	—
RSUs granted	(407)	—	—
RSUs cancelled and returned to the Plan	59	—	—
Options granted	(160)	160	$0.76
Options cancelled and returned to the Plan	375	(375)	$15.69
Balance at December 31, 2017	231	307	$4.81
Additional shares authorized under the Plan	4,050	—	—
RSUs granted	(268)	—	—
RSUs cancelled and returned to the Plan	24	—	—
Options granted	(40)	40	$1.28
Options cancelled and returned to the Plan	10	(10)	$11.63
Balance at December 31, 2018	4,007	337	$4.19

In 2016, the Company initiated a one-time option exchange program pursuant to which employees (excluding the chief executive officer and non-employees, including members of the Company’s board of directors) who held certain options to purchase shares of the Company’s common stock (such options, eligible options) were given the opportunity to exchange such eligible options for a lesser number of replacement options with a lower exercise price.  Upon the expiration of the option exchange program on August 23, 2016, the Company accepted for cancellation exchanged options to purchase an aggregate of 456,995 shares of common stock and issued replacement options covering 334,027 shares of common stock from the Amended 2010 Plan. The exchanged eligible options included options to purchase 113,531 shares of the Company’s common stock, which were originally inducement grants. The replacement options have an exercise price of $7.20 per share and vest monthly over three years.  This one-time option exchange was treated as a modification for accounting purposes and resulted in incremental expense of approximately $926,000, which was calculated using the Black-Scholes option pricing model. The incremental expense and the unamortized expense remaining on the exchanged options are being amortized over the three-year vesting period of the replacement options.

A summary of RSU activity under the Plans is presented below (in thousands, except fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at January 1, 2016	24	$47.17
Granted	144	$5.30
Vested	(12)	$46.06
Cancelled	(8)	$15.67
Non-vested shares at December 31, 2016	148	$8.13
Granted	407	$0.93
Vested	(120)	$5.76
Cancelled	(59)	$5.04
Non-vested shares at December 31, 2017	376	$1.58
Granted	268	$0.89
Vested	(348)	$1.34
Cancelled	(24)	$1.21
Non-vested shares at December 31, 2018	272	$1.22

The total intrinsic value of the RSUs outstanding as of December 31, 2018 was $0.1 million.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2018 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.75 - $1.27	159	4.80	$0.75	53	$0.75	$—
$1.28 - $7.19	51	5.40	$2.09	22	$2.85	$—
$7.20 - $20.49	108	7.29	$7.20	84	$7.20	$—
$20.50 - $46.20	19	6.19	$21.53	19	$21.55	$—
$0.75 - $46.20	337	5.77	$4.19	178	$6.25	$—
Vested and expected to vest	303	5.85	$4.52			$—
Exercisable	178	6.11	$6.25			$—

There were no stock options exercised during the years ended December 31, 2018, 2017, or 2016. The intrinsic value of outstanding options as of December 31, 2018 was zero.

Note 6: Stockholders’ Equity

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

On October 4, 2018, the Company completed a public offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended. The gross proceeds from the offering were approximately $11.1 million of which $7.4 million was used to pay a portion of the principal amount of the Notes (see Note 11). In the offering, the Company sold 36,910,809 units, consisting of 8,065,000 common units, at a price to the public of $0.30 per unit, and 28,845,809 pre-funded units, at a price to the public of $0.30 per unit. Each common unit consisted of one share of common stock and a warrant to purchase one share of common stock (“common stock warrant”), and each pre-funded unit consisted of a pre-funded warrant to purchase one share of common stock for $0.001 per share and a common stock warrant. The common stock warrants were immediately exercisable at an exercise price of $0.30 per share (subject to adjustment) and expire on October 4, 2023. By their terms, the common stock warrants cannot be exercised at any time that the warrant holder would beneficially own, after such exercise, more than 9.99% of the outstanding shares of common stock.  The common stock warrants are subject to adjustment, if, at any time while the common stock warrants are outstanding, the Company sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share that is less than the exercise price then in effect, the applicable exercise price shall be reduced, but not below $0.12 per share (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions).  The exercise price adjustment provisions of the common stock warrants do not apply to certain ordinary course of business transactions, such as awards of equity securities to employees of the Company, and conversions or exercises of currently outstanding securities previously issued by the Company. As of December 31, 2018,  2,310,776 pre-funded warrants and 36,910,809 common stock warrants remained outstanding and exercisable.

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

Note 7: Retirement Savings Plan

Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. No matching contributions were made by the Company in the years ended December 31, 2018, 2017 and 2016.

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

The Company recognized revenue from licensing of its technologies and shipment of ICs to customers in North America, Asia and Rest of world as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
North America	$12,998	$6,531	$3,816
Japan	2,956	1,520	1,303
Taiwan	399	613	804
Rest of world	247	178	101
Total net revenue	$16,600	$8,842	$6,024

Customers who accounted for at least 10% of total net revenues were:

	Year Ended
	December 31,
	2018	2017	2016
Customer A	32%	46%	*
Customer B	18%	17%	21%
Customer C	18%	*	*
Customer D	15%	11%	47%
Customer E	*	*	13%

*	Represents percentage less than 10%.

Three customers accounted for 63% of net accounts receivable as of December 31, 2018. One customer accounted for 63% of net accounts receivable as of December 31, 2017.

All net long-lived assets (property and equipment) were held in the United States.

Note 9: Commitments and Contingencies

Leases and Purchase Commitments

The Company leases its facility under a non-cancelable operating lease that expires in 2020.

On October 3, 2017, the Company entered into a sublease agreement under which the Company subleased a new headquarters facility located in San Jose, California for a term of 36 months commencing November 1, 2017. The monthly rent and common-area costs under the facility lease are approximately $22,000.

On October 3, 2017, the Company entered into a lease termination agreement with M West Propco XII LLC (“MWest”) under which the Company and MWest agreed to terminate the Company’s lease for its former Santa Clara headquarters facility effective October 31, 2017.  In connection with the lease termination, the Company incurred fees of approximately $250,000, which have been recorded as restructuring charges in the statements of operations and comprehensive loss.

Rent expense was approximately $212,000, $470,000 and $783,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The leases provide for monthly payments, which are charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

Future minimum lease payments under non-cancelable operating leases and purchase commitments are (in thousands):

Operating
Year ended December 31,	leases
2019	$219
2020	186
Total minimum payments	$405

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s consolidated financial statements for the years ended December 31, 2018, 2017 or 2016 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Legal Matters

In October 2017, Trinity Technologies, Inc. (Trinity), the Company’s former sales representative in the San Francisco Bay Area, filed a lawsuit against the Company in the Superior Court of California alleging non-payment of commissions. In April 2018, the Company and Trinity executed a settlement agreement, and Trinity dismissed the lawsuit. Under the terms of the settlement agreement, the Company agreed to pay Trinity for commissions related to both 2017 and 2018. Pursuant to the settlement agreement, the Company paid approximately $450,000, and recognized approximately $250,000 of expense in the year ended December 31, 2018.

Note 10: Restructuring

In the first quarter of 2016, the Company effected a reduction in its workforce and associated operating expenses, net loss and cash burn and realigned resources, as the Company had substantially concluded development of new products, including its third generation Bandwidth Engine IC product family, and brought these products to market in 2016. The Company reduced United States headcount by 12 positions and ceased operations at its subsidiary in Hyderabad, India, which had 18 employees.  As a result of these reductions, the Company incurred total charges of approximately $676,000, including approximately $600,000 of charges for severance benefits and other one-time termination costs. The remaining charges represent lease obligations, asset impairments and other expenses related to the Company’s Indian subsidiary. Substantially all of these charges were realized and resulted in cash expenditures of approximately $600,000 in 2016.

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

Expenses related to the restructure are included in the restructuring charges line in the consolidated statements of operations and comprehensive loss and the remaining liability is included in accrued expenses and other on the consolidated balance sheets consisting of (in thousands):

	Workforce Reduction	Facility Related	Contractual obligations and other termination costs	Total
Balance as of January 1, 2017	$—	$—	$ 5	$ 5
Restructuring charge	458	269	594	1,321
Cash payments	(458)	(180)	(210)	(848)
Balance as of December 31, 2017	$—	$89	$389	$478
Cash payments	—	(89)	(389)	(478)
Balance as of December 31, 2018	$ —	$—	$—	$—

Note 11: Convertible Notes

On March 14, 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) with the purchasers of $8,000,000 principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the “Notes”), at par, in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. Pursuant to amendments to the Notes and related documents in February and October 2018, the interest rate was reduced to 8%, the maturity date of the Notes was extended to August 15, 2023, and the optional conversion price was reduced from $8.50 of Note principal per share of common stock to $0.5717 of Note principal per share of common stock. The conversion price is subject to adjustment upon certain events, such as stock splits, reverse stock splits, stock dividends and similar kinds of transactions, as set forth in the Purchase Agreement. Pursuant to a security agreement entered into by the Company, the Notes are secured by a security interest in all of the assets of the Company.

In accordance with the October 2018 amendment to the Notes, the Company used $7.4 million of the proceeds from its public offering of securities (described above in Note 6) to repay a portion of the Notes.

Accrued interest is payable semi-annually in cash or in kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. The Notes are noncallable and nonredeemable by the Company. The Notes are redeemable at the election of the holders if the Company experiences a fundamental change (as defined in the Notes), which generally would occur in the event (i) any person acquires beneficial ownership of shares of common stock of the Company entitling such person to exercise at least 40% of the total voting power of all of the shares of capital stock of the Company entitled to vote generally in elections of directors, (ii) an acquisition of the Company by another person through a merger or consolidation, or the sale, transfer or lease of all or substantially all of the Company’s assets, or (iii) the Company’s current directors cease to constitute a majority of the board of directors of the Company within a 12-month period, disregarding for this purpose any director who voluntarily resigns as a director or dies while serving as a director. Effective February 18, 2018, pursuant to one amendment to the Notes, the redemption price was reduced from 120% to 100% of the principal amount of the Note to be repurchased plus accrued and unpaid interest as of the redemption date.

No Note holder shall be entitled to convert such holder’s Notes if effective upon the applicable conversion date (i) the holder would have beneficial ownership of more than 19.9% of the voting capital stock of the Company as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, (with exceptions specified in the Purchase Agreement), or (ii) if the shares are being acquired or held with a purpose or effect of changing or influencing control of the Company, or in connection with or as a participant in any transaction having that purpose or effect, as determined in the sole discretion of the board of directors of the Company. There is no required sinking fund for the Notes. The Notes have not been registered for resale, and the holder(s) do not have registration rights.

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and were amortized to interest expense over the repayment period for the original loan term using the effective interest rate method.  The interest expense related to the debt discount during the year ended December 31, 2018, 2017 and 2016 was approximately $30,000, $45,000 and $37,000, respectively.

Semi-annual interest payments have been made in each of August 2016, February 2017, August 2017, February 2018 and August 2018, for approximately $336,000, $420,000, $434,000, $463,000 and $383,000 respectively, in-kind with the issue of additional notes (Interest Notes) to the Purchasers.  The Interest Notes have terms identical to the Notes. As of December 31, 2018, the Notes and Interest Notes could be converted into a maximum of 4,671,424 shares of common stock at $0.5717 per share, excluding the effects of future payments of interest in-kind.

The $2.7 million of outstanding Notes are payable in full in 2023.

Note 12: Related Party Transactions

A related party to one of the Company's executive officers performed construction work at the Company’s new corporate headquarters in the fourth quarter of 2017. The construction work was completed at a cost of approximately $195,000, which was paid in the fourth quarter of 2017.

Note 13: Subsequent Event

Conversion of Interest Payable to Note

In February 2019, the Company made payment in-kind of interest on the Notes and the Interest Notes for the period from August 16, 2018 to February 15, 2019 with the issue of an additional note to the Purchasers (“Interest Note 6”).  Interest Note 6 has a principal amount of approximately $78,000 and has terms identical to the Notes and the Interest Notes.