Form 10-Q
period 2019-03-31
MoSys, Inc.
filed 2019-05-15
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MOSY	Nasdaq Capital Market

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 43,139,146 as of April 30, 2019.

MOSYS, INC.

FORM 10-Q

March  31, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS,  INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$4,765	$7,104
Short-term investments	1,564	—
Accounts receivable	2,171	1,622
Inventories	902	1,148
Prepaid expenses and other	1,171	923

Total current assets	10,573	10,797
Property and equipment, net	255	279
Goodwill	420	420
Right-of-use lease asset	297	—
Other	260	260

Total assets	$11,805	$11,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$215	$236
Deferred revenue	269	273
Short-term lease liability	197	—
Accrued expenses and other	1,098	1,402

Total current liabilities	1,779	1,911
Long-term lease liability	115	17
Convertible notes payable	2,749	2,671

Total liabilities	4,643	4,599

Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and Outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 43,139 shares and 42,967 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	43	43
Additional paid-in capital	242,976	242,981
Accumulated deficit	(235,857)	(235,867)

Total stockholders’ equity	7,162	7,157

Total liabilities and stockholders’ equity	$11,805	$11,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net revenue
Product	$3,386	$3,704
Royalty and other	134	504

Total net revenue	3,520	4,208
Cost of net revenue	1,354	1,601

Gross profit	2,166	2,607
Operating expenses
Research and development	1,153	1,051
Selling, general and administrative	972	989

Total operating expenses	2,125	2,040

Income from operations	41	567
Interest expense	(54)	(221)
Other income, net	23	3

Income before income taxes	10	349
Income tax provision	—	1

Net and comprehensive income	$10	$348

Net income per share
Basic	$0.00	$0.04

Diluted	$0.00	$0.04

Shares used in computing net income per share
Basic	43,068	8,130
Diluted	45,412	8,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	42,967	$43	$242,981	$(235,867)	$7,157
Issuance of common stock for release of awards	172	—	(1)	—	(1)
Stock-based compensation	—	—	(4)	—	(4)
Net income	—	—	—	10	10

Balance at March 31, 2019	43,139	$43	$242,976	$(235,857)	$7,162

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	8,068	$8	$232,026	$(224,688)	$7,346
Cumulative effect of accounting change	—	—	—	230	230
Issuance costs for the sale of common stock	—	—	(12)	—	(12)
Issuance of common stock for release of awards	103	—	(38)	—	(38)
Stock-based compensation	—	—	93	—	93
Net income	—	—	—	348	348

Balance at March 31, 2018	8,171	$8	$232,069	$(224,110)	$7,967

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$10	$348
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	72	169
Stock-based compensation	(4)	94
Amortization of intangible assets	—	27
Amortization of debt issuance costs	—	12
Accrued interest	54	209
Other	(2)	—
Changes in assets and liabilities
Accounts receivable	(549)	406
Inventories	246	(134)
Prepaid expenses and other assets	(248)	93
Accounts payable	(21)	63
Deferred revenue and other liabilities	(284)	(1,604)

Net cash used in operating activities	(726)	(317)
Cash flows from investing activities:
Purchases of property and equipment	(48)	—
Purchases of marketable securities	(1,564)	—

Net cash used in investing activities	(1,612)	—
Cash flows from financing activities:
Issuance costs for sale of common stock	—	(12)
Taxes paid to net share settle equity awards	(1)	(38)

Net cash used in financing activities	(1)	(50)
Net decrease in cash and cash equivalents	(2,339)	(367)
Cash and cash equivalents at beginning of period	7,104	3,868

Cash and cash equivalents at end of period	$4,765	$3,501

Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$78	$463

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

MoSys, Inc. (the “Company”) was incorporated in California in September 1991 and reincorporated in September 2000 in Delaware. The Company’s strategy and primary business objective is to be an IP-rich fabless semiconductor company focused on the development and sale of integrated circuit (IC) and related firmware products. Its Bandwidth Engine ICs combine the Company’s proprietary high-density embedded memory with its high-speed 10 gigabits per second and higher interface technology.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit.

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either March 31, 2019 or December 31, 2018.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no inventory write-downs during the three month periods ended March 31, 2019 and 2018.

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

The majority of the Company’s contracts have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated, formula, list or fixed price. The Company sells its products both directly to customers and through distributors generally under agreements with payment terms typically less than 60 days.

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

During the three months ended March 31, 2019, the Company recognized revenue of $0.2 million that had been included in deferred revenue at December 31, 2018.

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

Warrants

As of March 31, 2019 and December 31, 2018, the company had the following outstanding warrants to purchase common stock:

Warrant type	Number of shares	Exercise Price	Expiration date
Pre-funded common stock	2,310,776	$0.001	None
Common stock	662,500	$2.35	January 2023
Common stock	36,910,809	$0.30	October 2023

Per Share Amounts

Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and shares issuable in conjunction with our convertible debt.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31,
	2019	2018
Numerator:
Net Income	$10	$348

Denominator:
Add: weighted-average common shares outstanding	43,068	8,130

Total shares: basic	43,068	8,130
Add: weighted-average stock options outstanding	—	63
Add: weighted-average unvested restricted stock units	46	154
Add: weighted-average shares issuable on conversion of warrants	2,298	—

Total shares: diluted	45,412	8,347
Net income per share:
Basic	$0.00	$0.04

Diluted	$0.00	$0.04

The following table sets forth securities outstanding which were excluded from the computation of diluted net income per share as their inclusion would be anti-dilutive (in thousands):

	March 31,
	2019	2018
Options outstanding to purchase common stock	1,633	186
Convertible debt	4,809	2,272
Outstanding warrants	37,573	—

Total	44,015	2,458

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method. Unamortized debt issuance costs are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and accounted for as debt discounts.

Recently Adopted Accounting Standards

In 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The standard introduces a new lessee model that requires most leases to be recorded on the balance sheet and eliminates the required use of bright-line tests for determining lease classification. In July 2018, the FASB issued the following standards which clarified ASU No. 2016-02 and have the same effective date as the original standard: ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 includes an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application of transition. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which clarifies ASU No. 2016-02 and is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU No. 2016-02, as amended, on January 1, 2019 using the optional transition method provided by the FASB in ASU No. 2018-11. As the Company did not restate comparative periods, the adoption had no impact on previously reported results. The Company elected to use the practical expedient that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases as well as the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component for all asset classes. The adoption of this standard had a material impact on the Company’s condensed consolidated balance sheet due to the recognition of right of use assets and lease liabilities. Upon adoption, the Company recognized right of use assets and lease liabilities of approximately $0.4 million that reflected the present value of future lease payments. The adoption of this standard did not have a material impact on the Company’s condensed consolidated results of operations or cash flows. See Note 9 for further information.

In 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU No. 2016-09 effective January 1, 2019, and has applied the effects of the adoption from that date. ASU No. 2016-09 permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation to: estimate the total number of awards for which the requisite service period will not be rendered (as previously required) or account for forfeitures as they occur. Upon the adoption of ASU No. 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. Historically, estimated forfeitures were immaterial to the consolidated financial statements. The amendments in the standard that required use of a modified retrospective transition method did not materially impact the Company. Therefore, the Company did not recognize a cumulative-effect adjustment to accumulated deficit upon adoption.

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	March 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$4,765	$—	$—	$4,765
Short-term investments	1,564	—	—	1,564

	$6,329	$—	$—	$6,329

	December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$7,104	$—	$—	$7,104

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	March 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,233	$3,233	$—	$—
Corporate notes and commercial paper	$1,564	$—	$1,564	$—

	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$632	$632	$—	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2019 or 2018.

Note 3. Balance Sheet Detail

	March 31, 2019	December 31, 2018
	(in thousands)
Inventories:
Work-in-process	$474	$548
Finished goods	428	600

	$902	$1,148

Amortization expense for an identifiable intangible asset, which was fully amortized during 2018, has been included in research and development expense in the condensed consolidated statement of operations and comprehensive income.

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2019 or 2018 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any material payments related to these indemnification agreements.

Legal Matters

The Company is not a party to any legal proceeding that the Company believes is likely to have a material adverse effect on its condensed consolidated financial position or results of operations. From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

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

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
North America	$2,487	$3,357
Japan	906	714
Taiwan	74	83
Rest of world	53	54

Total net revenue	$3,520	$4,208

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended March 31,
	2019	2018
Customer A	26%	17%
Customer B	23%	34%
Customer C	15%	24%
Customer D	14%	* %
Customer E	13%	10%

*	Represents less than 10%

Three customers accounted for 94% of accounts receivable at March 31, 2019. Three customers accounted for 63% of accounts receivable at December 31, 2018.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax returns from 2013 to 2017 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2009 to 2017. As of March 31, 2019, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, as of March 31, 2019, was $0.5 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 3.0 years. The expense related to restricted stock units (RSUs) is recognized over a three-to-four year vesting period and is based on the fair value of the underlying stock on the dates of grant. The unamortized compensation cost, as of March 31, 2019, was $0.4 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 0.3 years.

For the three months ended March 31, 2019 and 2018, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions

The fair value of the Company’s stock options granted during the three months ended March 31, 2019 and 2018 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	2.2%
Volatility	128.4%	109.5%
Expected life (years)	3 - 5	4.0
Dividend yield	—%	—%

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

Prior to January 1, 2019, the stock-based compensation expense recorded was adjusted based on estimated forfeiture rates. An annualized forfeiture rate was used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. Stock-based compensation expense was then adjusted in later periods if the actual forfeiture rate was different from the estimate. Upon the adoption of ASU No. 2016-09 on January 1, 2019, the Company changed its accounting policy and began accounting for forfeitures as they occur. Historically, estimated forfeitures were immaterial to the condensed consolidated financial statements.

Common Stock Options and Restricted Stock

A summary of option and RSU activity under the Company’s Amended and Restated 2010 Equity Incentive Plan (the Plan) is presented below (in thousands, except exercise price):

		Options outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at January 1, 2019	4,007	337	$4.19
Additional shares authorized under the Plan	50	—	—
RSUs granted	(2,028)	—	—
RSUs cancelled and returned to the Plan	11	—	—
Options granted	(1,297)	1,297	$0.20
Options cancelled and returned to the Plan	1	(1)	$7.20

Balance at March 31, 2019	744	1,633	$1.02

A summary of RSU activity under the Plan is presented below (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2018	272	$1.23
Granted	2,028	$0.20
Vested	(167)	$1.48
Cancelled	(11)	$1.26

Non-vested shares at March 31, 2019	2,122	$0.23

The total intrinsic value of the RSUs outstanding as of March 31, 2019 was $0.4 million.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2019 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.18 - $0.74	1,297	2.80	$0.20	30	$0.20	$—
$0.75 - $1.27	160	4.55	$0.75	53	$0.75	$—
$1.28 - $7.19	51	5.15	$2.09	23	$2.93	$—
$7.20 - $20.49	106	7.04	$7.20	92	$7.20	$—
$20.50 - $46.20	19	5.94	$21.53	19	$21.53	$—

$0.18 - $46.20	1,633	5.52	$1.02	217	$5.46	$—

There were no stock options exercised during the three months ended March 31, 2019 or 2018.

Note 8. Convertible Notes

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

Accrued interest is payable semi-annually in cash or in kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. The Notes are noncallable and nonredeemable by the Company. The Notes are redeemable at the election of the holders if the Company experiences a fundamental change (as defined in the Notes), which generally would occur in the event (i) any person acquires beneficial ownership of shares of common stock of the Company entitling such person to exercise at least 40% of the total voting power of all of the shares of capital stock of the Company entitled to vote generally in elections of directors, (ii) an acquisition of the Company by another person through a merger or consolidation, or the sale, transfer or lease of all or substantially all of the Company’s assets, or (iii) the Company’s current directors cease to constitute a majority of the board of directors of the Company within a 12-month period, disregarding for this purpose any director who voluntarily resigns as a director or dies while serving as a director. Effective February 2018, pursuant to one amendment to the Notes, the redemption price was reduced from 120% to 100% of the principal amount of the Note to be repurchased plus accrued and unpaid interest as of the redemption date.

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and are being amortized to interest expense over the repayment period for the original loan using the effective interest rate method. The interest expense related to the debt discount during the three months ended March 31, 2019 and 2018 was approximately zero and $12,000, respectively.

In accordance with the October 2018 amendment to the Notes, the Company used $7.4 million of the proceeds from a public offering of securities effected in October 2018 to repay a portion of the Notes. As of March 31, 2019, the outstanding convertible notes payable of $2.7 million were due in August 2023. In February 2019, a semi-annual interest payment of approximately $78,000 was paid in-kind with the issuance of an additional note (the Interest Note) to the Purchasers. The Interest Note has terms identical to the Notes. As of March 31, 2019, the Notes and Interest Note could be converted into a maximum of 4,808,626 shares of common stock at $0.5717 per share, excluding the effects of future payments of interest in-kind and a beneficial ownership ceiling of 9.9%.

Note 9. Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, as amended, using the alternative transition method, which allowed the Company to initially apply the new lease standard at the adoption date (the “effective date method”). Under the effective date method, comparative periods are presented under previous GAAP, Accounting Standards Codification 840, and do not include any retrospective adjustments to reflect the adoption of ASU No. 2016-02. As an accounting policy, the Company has elected not to apply the recognition requirements to short-term leases and not to separate non-lease components from lease components. The Company also has elected the package of transition provisions available for existing contracts, which allowed the Company to carryforward its historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs. The adoption did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit. As a result of the adoption, the Company recorded an operating lease right-to-use asset of $0.4 million and corresponding short-term and long-term liabilities of $0.2 million and $0.2 million, respectively, as of January 1, 2019. The adoption of ASU No. 2016-02 did not have a material impact on the Company’s condensed consolidated statement of operations and comprehensive income or cash flows as of the adoption date.

The Company identified only one lease to be accounted for under ASU No. 2016-02, and this was the lease for its corporate facility, which expires in October 2020. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. The discount rate used to measure the lease asset and liability represents the interest rate on the Notes (8%). Lease expense is recognized on a straight line basis over the lease term, and operating lease expense was $0.1 million for the quarter ended March 31, 2019.

Our future minimum payments under our facility operating lease as of March 31, 2019 are listed in the table below (in thousands).

Year	Operating Lease
2019	$164
2020	187

Total future lease payments	351
Less: imputed interest	(39)

Present value of lease liabilities	$312

Supplemental cash flow information related to the operating lease was as follows (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease	$54

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2019 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our annual report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

Our strategy and primary business objective is to be a profitable IP-rich fabless semiconductor company offering ICs that deliver unparalleled memory bandwidth and access rate performance for high-performance data processing in cloud networking, communications, security appliances, video, test and monitoring, and data center systems. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our principal product line and source of substantially all of our revenue is the Bandwidth Engine® product family. Bandwidth Engine ICs combine our proprietary 1T-SRAM® high-density embedded memory, integrated macro functions and high-speed serial interface, or SerDes I/O, with our intelligent access technology and a highly efficient interface protocol. Our second-generation Bandwidth Engine, or Bandwidth Engine 2, products are expected to be our primary revenue source through at least 2020, and we expect these products to continue to generate significant revenue thereafter. We expect our third generation Bandwidth Engine, or Bandwidth Engine 3, products and Programmable Hyperspeed Engine products to commence production and begin generating meaningful revenue in late 2019. Despite our limited new product development efforts, we believe our current product portfolio positions us for future growth and profitability. We will continue to seek third-party funding for new product development efforts.

We incurred net losses of approximately $11 million for each of the years ended December 31, 2018 and 2017 and had an accumulated deficit of approximately $236 million as of March 31, 2019. These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

We may continue to incur operating losses and will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Accounting Changes

On January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as discussed in Notes 1 and 9 to our condensed consolidated financial statements included in Item 1 of this Report.

On January 1, 2019, we adopted FASB ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting. (ASU 842), as discussed in Notes 1 and 7 to our condensed consolidated financial statements included in Item 1 of this Report.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, there have been no material changes to our significant accounting policies and estimates, except that we adopted ASU Nos. 2016-02 and 2016-09 effective January 1, 2019, as discussed above.

Results of Operations

Net Revenue.

	March 31,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Product -three months ended	$3,386	$3,704	$(318)	(9%)
Percentage of total net revenue	96%	88%

Product revenue decreased for the three months ended March 31, 2019 compared with the same period of 2018 primarily due to lower sales of our Bandwidth Engine 2 products, which was partially offset by increases in sales of our Bandwidth Engine 1 product and our LineSpeed products.

	March 31,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Royalty and other -three months ended	$134	$504	$(370)	(73%)
Percentage of total net revenue	4%	12%

Royalty and other includes revenues generated from licensing agreements. The decrease in royalty and other revenue for 2019 was primarily due to non-recurring license and engineering services for a development project for which revenue was recognized during the quarter ended March 31, 2018, combined with lower royalty revenues in 2019 resulting from lower shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	March 31,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$1,354	$1,601	$(247)	(15%)
Percentage of total net revenue	38%	38%

	March 31,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Gross profit -three months ended	$2,166	$2,607	$(441)	(17%)
Percentage of total net revenue	62%	62%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased for the three months ended March 31, 2019 compared with the same periods of 2018 primarily due to decreased IC product shipment volumes.

Gross profit decreased for the three months ended March 31, 2019, compared with the same period of 2018, primarily from the decrease in gross profit from reduced product shipments, as well as from reduced royalty and other revenues, which have little to no associated costs.

Research and Development.

	March 31,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Research and development -three months ended	$1,153	$1,051	$102	10%
Percentage of total net revenue	33%	25%

Our research and development expenses include costs related to the development of our IC products and product features. We expense research and development costs as they are incurred.

The increase for the three months ended March 31, 2019 was primarily due to increased development expenses for our Bandwidth Engine 3 and LineSpeed products, which were partially offset by a decrease in depreciation expense.

Selling, General and Administrative

	March 31,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
SG&A -three months ended	$972	$989	$(17)	(2)%
Percentage of total net revenue	28%	24%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three months ended March 31, 2019 was primarily due to reduced professional fees and personnel costs.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $6.3 million and working capital of $8.8 million.

Net cash used in operating activities was $0.7 million for the first three months of 2019, which primarily resulted from $0.9 in net changes in assets and liabilities, partially offset by the effects of depreciation and amortization expenses of $0.1 million and accrued interest of $0.1 million. The changes in assets and liabilities primarily related to the timing of customer collections and inventory and other vendor payables and prepayments.

Net cash used in operating activities was $0.3 million for the first three months of 2018, which primarily resulted from $1.2 million in net reductions in assets and liabilities partially offset by net income of $0.3 million, non-cash charges, including stock-based compensation expense of $0.1 million, depreciation and amortization expenses of $0.2 million and accrued interest of $0.2 million. The changes in assets and liabilities primarily related to the timing of customer collections and inventory prepayments and net change in liabilities.

Net cash used in investing activities of $1.6 million for the three months ended March 31, 2019 was mainly due to the purchase of marketable securities, which did not affect our liquidity. There were no cash flows from investing activities during the three months ended March 31, 2018.

There were minimal cash flows used in financing activities during the three months ended March 31, 2019. Net cash used in financing activities for the first three months of 2018 consisted of amounts paid for employee income taxes related to net share settlement of vested RSUs and costs incurred in connection with the sale of common stock and warrants to purchase common stock in an equity offering completed in July 2017.

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

Working Capital

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures and general corporate purposes. We expect our cash expenditures to exceed receipts in 2019, as our revenues will not be sufficient to offset our working capital requirements. We incurred net losses of approximately $11 million for each of the years ended December 31, 2018 and 2017 and had an accumulated deficit of approximately $236 million as of March 31, 2019. These and prior year losses have resulted in significant negative cash flows for more than a decade and have required us to raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and a sale of $8.0 million of 10% Senior Secured Convertible Notes in March 2016, of which we have repaid principal of $7.4 million from the proceeds of a public offering of common stock in October 2018. Interest on the notes totaling approximately $2.2 million has been paid through the issuance of additional notes having the same terms. As of March 31, 2019, the outstanding balance of the Notes approximated $2.7 million and has a maturity date of August 15, 2023.

(See Note 8 to the condensed consolidated financial statements included in Item 1 of this Report.)

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the first three months of 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on March 12, 2019.

ITEM 6. Exhibits

(a) Exhibits

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

101	The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on May 15, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2019	MOSYS, INC.

	By:	/s/ Daniel Lewis
Daniel Lewis
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)