Form 10-Q
period 2019-06-30
MoSys, Inc.
filed 2019-08-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 43,552,128 as of August 12, 2019.

MOSYS, INC.

FORM 10-Q

June  30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$6,372	$7,104
Short-term investments	1,072	—
Accounts receivable	1,355	1,622
Inventories	601	1,148
Prepaid expenses and other	944	923

Total current assets	10,344	10,797
Property and equipment, net	223	279
Goodwill	420	420
Right-of-use lease asset	250	—
Other	260	260

Total assets	$11,497	$11,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88	$236
Deferred revenue	103	273
Short-term lease liability	197	—
Accrued expenses and other	1,114	1,402

Total current liabilities	1,502	1,911
Long-term liabilities	67	17
Convertible notes payable	2,749	2,671

Total liabilities	4,318	4,599

Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 43,233 shares and 42,967 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	43	43
Additional paid-in capital	243,095	242,981
Accumulated other comprehensive income	1	—
Accumulated deficit	(235,960)	(235,867)

Total stockholders’ equity	7,179	7,157

Total liabilities and stockholders’ equity	$11,497	$11,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue
Product	$2,810	$4,051	$6,196	$7,755
Royalty and other	256	547	390	1,051

Total net revenue	3,066	4,598	6,586	8,806
Cost of net revenue	1,228	1,833	2,582	3,434

Gross profit	1,838	2,765	4,004	5,372
Operating expenses
Research and development	981	990	2,134	2,041
Selling, general and administrative	932	1,250	1,904	2,239

Total operating expenses	1,913	2,240	4,038	4,280

Income (loss) from operations	(75)	525	(34)	1,092
Interest expense	(56)	(206)	(110)	(427)
Other income (expense), net	28	(3)	51	—

Income (loss) before income tax provision	(103)	316	(93)	665
Income tax provision	—	1	—	2

Net income (loss)	$(103)	$315	$(93)	$663

Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale securities	1	—	1	—

Comprehensive income (loss)	$(102)	$315	$(92)	$663

Net income (loss) per share
Basic	$(0.00)	$0.04	$(0.00)	$0.08

Diluted	$(0.00)	$0.04	$(0.00)	$0.08

Shares used in computing net income (loss) per share
Basic	43,171	8,171	43,115	8,151
Diluted	43,171	8,409	43,115	8,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	42,967	$43	$242,981	—	$(235,867)	$7,157
Issuance of common stock for release of awards	172	—	(1)	—	—	(1)
Stock-based compensation	—	—	(4)	—	—	(4)
Net income	—	—	—	—	10	10

Balance at March 31, 2019	43,139	43	242,976	—	(235,857)	7,162
Issuance of common stock for release of awards	94	—	—	—	—	—
Stock-based compensation	—	—	119	—	—	119
Unrealized gain on available-for-sale investments	—	—	—	1	—	1
Net loss	—	—	—	—	(103)	(103)

Balance at June 30, 2019	43,233	$43	$243,095	$1	$(235,960)	$7,179

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2017	8,068	$8	$232,026	—	$(224,688)	$7,346
Cumulative effect of accounting change	—	—	—	—	230	230
Issuance costs for the sale of common stock	—	—	(12)	—	—	(12)
Issuance of common stock for release of awards	103	—	(38)	—	—	(38)
Stock-based compensation	—	—	93	—	—	93
Net income	—	—	—	—	348	348

Balance at March 31, 2018	8,171	8	232,069	—	(224,110)	7,967
Stock-based compensation	—	—	159	—	—	159
Net income	—	—	—	—	315	315

Balance at June 30, 2018	8,171	$8	$232,228	$—	$(223,795)	$8,441

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(93)	$663
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	111	340
Stock-based compensation	115	252
Amortization of intangible assets	—	55
Amortization of debt issuance costs	—	24
Accrued interest	110	403
Other	(7)	—
Changes in assets and liabilities
Accounts receivable	267	207
Inventories	547	(528)
Prepaid expenses and other assets	(21)	920
Accounts payable	(148)	58
Deferred revenue and other liabilities	(490)	(2,592)

Net cash provided by (used in) operating activities	391	(198)
Cash flows from investing activities:
Purchases of property and equipment	(55)	(25)
Proceeds from maturities of short-term investments	500	—
Purchases of short-term investments	(1,567)	—

Net cash used in investing activities	(1,122)	(25)
Cash flows from financing activities:
Issuance costs for sale of common stock	—	(12)
Taxes paid to net share settle equity awards	(1)	(38)

Net cash used in financing activities	(1)	(50)
Net decrease in cash and cash equivalents	(732)	(273)
Cash and cash equivalents at beginning of period	7,104	3,868

Cash and cash equivalents at end of period	$6,372	$3,595

Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$78	$463

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either June 30, 2019 or December 31, 2018.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no material inventory write-downs during the three or six month periods ended June 30, 2019 or 2018.

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

During the six months ended June 30, 2019, the Company recognized revenue of $0.3 million that had been included in deferred revenue at December 31, 2018.

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

Warrants

As of June 30, 2019 and December 31, 2018, the company had the following outstanding warrants to purchase common stock:

Warrant type	Number of shares	Exercise price	Expiration date
Pre-funded common stock	2,310,776	$0.001	None
Common stock	662,500	$2.35	January 2023
Common stock	36,910,809	$0.30	October 2023

Per Share Amounts

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options and warrants, vesting of stock awards and shares issuable in conjunction with the outstanding convertible notes.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(103)	$315	$(93)	$663

Denominator:
Add: weighted-average common shares outstanding	43,171	8,171	43,115	8,151

Total shares: basic	43,171	8,171	43,115	8,151
Add: weighted-average stock options outstanding	—	81	—	72
Add: weighted-average unvested restricted stock units	—	157	—	155

Total shares: diluted	43,171	8,409	43,115	8,378
Net income (loss) per share:
Basic	$(0.00)	$0.04	$(0.00)	$0.08

Diluted	$(0.00)	$0.04	$(0.00)	$0.08

The following table sets forth securities outstanding which were excluded from the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Options outstanding to purchase common stock	1,628	144	1,628	144
Unvested restricted common stock units	2,148	—	2,148	—
Convertible debt	4,809	2,271	4,809	2,271
Outstanding warrants	39,884	—	39,884	—

Total	48,469	2,415	48,469	2,415

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

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	June 30, 2019
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$6,372	$—	$—	$6,372
Short-term investments	1,071	1	—	1,072

	$7,443	$1	$—	$7,444

	December 31, 2018
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$7,104	$—	$—	$7,104

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	June 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,755	$3,755	$—	$—
Corporate notes and commercial paper	$1,072	$—	$1,072	$—

	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$632	$632	$—	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three or six months ended June 30, 2019 or 2018.

Note 3. Balance Sheet Detail

	June 30, 2019	December 31, 2018
	(in thousands)
Inventories:
Work-in-process	$443	$548
Finished goods	158	600

	$601	$1,148

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three or six months ended June 30, 2019 or 2018 related to these indemnifications.

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

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America	$2,587	$3,384	$5,074	$6,741
Japan	346	1,128	1,252	1,842
Taiwan	54	73	128	156
Rest of world	79	13	132	67

Total net revenue	$3,066	$4,598	$6,586	$8,806

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer A	29%	31%	26%	39%
Customer B	27%	21%	21%	22%
Customer C	12%	* %	13%	* %
Customer D	* %	24%	15%	12%

*	Represents less than 10%

Four customers accounted for 84% of accounts receivable at June 30, 2019. Three customers accounted for 63% of accounts receivable at December 31, 2018.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax returns from 2013 to 2017 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2009 to 2017. As of June 30, 2019, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, as of June 30, 2019, was $0.2 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years. The expense related to restricted stock units (RSUs) is recognized over a three-to-four year vesting period and is based on the fair value of the underlying stock on the dates of grant. The unamortized compensation cost, as of June 30, 2019, was $0.4 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

For the three and six months ended June 30, 2019 and 2018, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions

The fair value of the Company’s stock options granted during the six months ended June 30, 2019 and 2018 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2019	2018
Risk-free interest rate	2.5%	2.2%
Volatility	128.4%	109.5%
Expected life (years)	3.0 - 5.0	4.0
Dividend yield	—%	—%

There were no stock option grants during the three months ended June 30, 2019 and 2018.

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

Common Stock Options and Restricted Stock

A summary of option and RSU activity under the Company’s Amended and Restated 2010 Equity Incentive Plan (the Plan) is presented below (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at January 1, 2019	4,007	337	$4.19
Additional shares authorized under the Plan	50	—	—
RSUs granted	(2,028)	—	—
RSUs cancelled and returned to the Plan	11	—	—
Options granted	(1,297)	1,297	$0.20
Options cancelled and returned to the Plan	1	(1)	$7.20

Balance at March 31, 2019	744	1,633	$1.02
RSUs granted	(120)	—	—
Options cancelled and returned to the Plan	5	(5)	$7.20

Balance at June 30, 2019	629	1,628	$1.00

A summary of RSU activity under the Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at January 1, 2019	272	$1.23
Granted	2,028	$0.20
Vested	(167)	$1.48
Cancelled	(11)	$1.26

Non-vested shares at March 31, 2019	2,122	$0.23
Granted	120	$0.23
Vested	(94)	$0.81

Non-vested shares at June 30, 2019	2,148	$0.20

The total intrinsic value of the RSUs outstanding as of June 30, 2019 was $0.4 million.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2019 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.18 - $0.74	1,297	9.60	$0.20	122	$0.20	$—
$0.75 - $1.27	160	4.31	$0.75	53	$0.75	$—
$1.28 - $7.19	51	5.08	$2.09	23	$2.94	$—
$7.20 - $20.49	101	7.15	$7.20	96	$7.20	$—
$20.50 - $46.20	19	5.69	$21.53	19	$21.53	$—

$0.18 - $46.20	1,628	8.74	$1.00	313	$3.94	$—

There were no stock options exercised during the six months ended June 30, 2019 or 2018.

Note 8. Convertible Notes

In March 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) with the purchasers of $8,000,000 principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the “Notes”), at par, in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. Pursuant to amendments to the Notes and related documents in February and October 2018, the interest rate was reduced to 8%, the maturity date of the Notes was extended to August 15, 2023, and the optional conversion price was reduced from $8.50 of Note principal per share of common stock to $0.5717 of Note principal per share of common stock. The conversion price is subject to adjustment upon certain events, such as stock splits, reverse stock splits, stock dividends and similar kinds of transactions, as set forth in the Purchase Agreement. Pursuant to a security agreement, the Notes are secured by a security interest in all of the assets of the Company.

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and were amortized to interest expense over the original repayment period using the effective interest rate method. The interest expense related to the debt discount during the six months ended June 30, 2019 and 2018 was approximately zero and approximately $24,000, respectively.

In accordance with the October 2018 amendment to the Notes, the Company used $7.4 million of the proceeds from a public offering of securities effected in October 2018 to repay a portion of the Notes. As of June 30, 2019, the outstanding convertible notes payable of $2.7 million were due in August 2023. In February 2019, a semi-annual interest payment of approximately $78,000 was paid in-kind with the issuance of an additional note (the Interest Note) to the Purchasers. The Interest Note has terms identical to the Notes. As of June 30, 2019, the Notes and Interest Note could be converted into a maximum of 4,808,626 shares of common stock at $0.5717 per share, excluding the effects of future payments of interest in-kind and a beneficial ownership ceiling of 9.9%.

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

The Company identified only one lease to be accounted for under ASU No. 2016-02, and this was the lease for its corporate facility, which expires in October 2020. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. The discount rate used to measure the lease asset and liability represents the interest rate on the Notes (8%). Lease expense is recognized on a straight line basis over the lease term, and operating lease expense was $0.1 million for the six months ended June 30, 2019.

Our future minimum payments under our facility operating lease as of June 30, 2019 are listed in the table below (in thousands).

Operating
Year ended December 31,	lease
2019	$110
2020	187

Total future lease payments	297
Less: imputed interest	(33)

Present value of lease liabilities	$264

Supplemental cash flow information related to the operating lease was as follows (in thousands):

Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilites:
Operating cash flows for lease	$109

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

We incurred net losses of approximately $11 million for each of the years ended December 31, 2018 and 2017 and had an accumulated deficit of approximately $236 million as of June 30, 2019. These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, there have been no material changes to our significant accounting policies and estimates, except that we adopted ASU Nos. 2016-02 and 2016-09 effective January 1, 2019, as discussed above.

Results of Operations

Net Revenue.

	June 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Product – three months ended	$2,810	$4,051	$(1,241)	(31)%
Percentage of total net revenue	92%	88%
Product – six months ended	$6,196	$7,755	$(1,559)	(20)%
Percentage of total net revenue	94%	88%

Product revenue decreased for the three and six months ended June 30, 2019 compared with the same periods of 2018 primarily due to lower sales of our Bandwidth Engine products. Although we experienced increased sales of our LineSpeed products, they did not offset the decline in Bandwidth Engine shipments. We expect our product revenues to decrease for the remainder 2019, primarily due to the completion of shipments of last-time buy orders for our first-generation Bandwidth Engine combined with the decision by a large networking equipment customer to reduce its inventory level of Bandwidth Engine 2 products, because it had accumulated a buffer inventory over the last few quarters.

	June 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Royalty and other – three months ended	$256	$547	$(291)	(53)%
Percentage of total net revenue	8%	12%
Royalty and other – six months ended	$390	$1,051	$(661)	(63)%
Percentage of total net revenue	6%	12%

Royalty and other includes revenues generated from licensing agreements. The decrease in royalty and other revenue for 2019 was primarily due to a non-recurring license and engineering services for a development project for which revenue was recognized during the three and six months ended June 30, 2018, combined with lower royalty revenues in 2019 resulting from lower shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	June 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Cost of net revenue – three months ended	$1,228	$1,833	$(605)	(33)%
Percentage of total net revenue	40%	40%
Cost of net revenue – six months ended	$2,582	$3,434	$(852)	(25)%
Percentage of total net revenue	39%	39%

	June 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Gross profit – three months ended	$1,838	$2,765	$(927)	(34)%
Percentage of total net revenue	60%	60%
Gross profit – six months ended	$4,004	$5,372	$(1,368)	(25)%
Percentage of total net revenue	61%	61%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased for the three and six months ended June 30, 2019 compared with the same periods of 2018 primarily due to decreased product shipment volumes. We expect the total cost of net revenue to remain consistent as a percentage of total net revenue for the remainder of 2019.

Gross profit decreased for the three and six months ended June 30, 2019, compared with the same period of 2018, primarily from the decrease in gross profit from reduced product shipments, as well as from reduced royalty and other revenues, which have little to no associated costs.

Research and Development.

June 30,	Change
2019	2018	2018 to 2019
(dollar amounts in thousands)
Research and development – three months ended	$981	$990	$(9)	(1)%
Percentage of total net revenue	32%	22%
Research and development – six months ended	$2,134	$2,041	$93	5%
Percentage of total net revenue	32%	23%

Our research and development expenses include costs related to the development of our IC products and product features. We expense research and development costs as they are incurred.

The decrease for the three months ended June 30, 2019 was primarily due to a decrease in depreciation expense partially offset by increased development expenses for our Bandwidth Engine 3 and LineSpeed products. The increase for the six months ended June 30, 2019 was primarily due to increased development expenses for our Bandwidth Engine 3 and LineSpeed products, which were partially offset by a decrease in depreciation expense. We expect that total research and development expenses will increase slightly for the remainder of 2019 primarily due to increased personnel costs and investments to develop new derivatives of our existing products.

Selling, General and Administrative

	June 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
SG&A – three months ended	$932	$1,250	$(318)	(25)%
Percentage of total net revenue	30%	27%
SG&A – six months ended	$1,904	$2,239	$(335)	(15)%
Percentage of total net revenue	29%	25%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three and six months ended June 30, 2019 was primarily due to reduced professional fees, sales commissions and personnel costs. We expect total SG&A expenses to increase slightly for the remainder of 2019 primarily due to increased personnel costs.

Interest expense

	June 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Interest expense – three months ended	$56	$206	$(150)	(73)%
Percentage of total net revenue	2%	4%
Interest expense – six months ended	$110	$427	$(317)	(74)%
Percentage of total net revenue	2%	5%

Interest expense consisted of interest expense on our senior secured convertible notes (the Notes). To date, we have paid all accumulated interest for the Notes in-kind through the issuance of identical new senior secured convertible notes. As a result of an amendment to the Notes in October 2018 and repayment of principal, interest expense is significantly lower in 2019. See Note 8 to the condensed consolidated financial statements for additional disclosure.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $7.4 million and working capital of $8.8 million.

Net cash provided by operating activities was $0.4 million for the first six months of 2019, which primarily resulted from $0.2 in net changes in assets and liabilities and non-cash charges, stock-based compensation of $0.1 million, depreciation and amortization expenses of $0.1 million and accrued interest of $0.1 million, partially offset by net loss of $0.1 million. The changes in assets and liabilities primarily related to the timing of customer collections and inventory and other vendor payables and prepayments.

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

Net cash used in investing activities of $1.1 million for the six months ended June 30, 2019 was mainly due to the purchase of short-term investments of $1.6 million, which did not affect our liquidity, partially offset by proceeds from the maturities of short-term investments of $0.5 million. Net cash used in investing activities during the six months ended June 30, 2018 was for the purchase of operating equipment, and was not significant.

There were minimal cash flows used in financing activities during the six months ended June 30, 2019. Net cash used in financing activities for the first six months of 2018 consisted of amounts paid for employee income taxes related to net share settlement of vested RSUs and costs incurred in connection with the sale of common stock and warrants to purchase common stock in an equity offering completed in 2017.

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

Working Capital

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures and general corporate purposes. We expect our cash expenditures to exceed receipts in 2019, as our revenues will not be sufficient to offset our working capital requirements. We incurred net losses of approximately $11 million for each of the years ended December 31, 2018 and 2017 and had an accumulated deficit of approximately $236 million as of March 31, 2019. These and prior year losses have resulted in significant negative cash flows for more than a decade and have required us to raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and a sale of $8.0 million of 10% Senior Secured Convertible Notes in March 2016, of which we have repaid principal of $7.4 million from the proceeds of a public offering of common stock in October 2018. Interest on the notes totaling approximately $2.1 million has been paid through the issuance of additional notes having the same terms. As of June 30, 2019, the outstanding balance of the Notes approximated $2.7 million with a maturity date of August 15, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the first six months of 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a) Exhibits

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

101	The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 13, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2019		MOSYS, INC.

	By:	/s/ Daniel Lewis
Daniel Lewis
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer (Principal Financial Officer)