Form 10-Q
period 2019-09-30
MoSys, Inc.
filed 2019-11-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 2,177,552 as of November 1, 2019.

MOSYS, INC.

FORM 10-Q

September 30, 2019

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$6,170	$7,104
Short-term investments	650	—
Accounts receivable	893	1,622
Inventories	1,215	1,148
Prepaid expenses and other	596	923
Total current assets	9,524	10,797
Property and equipment, net	193	279
Goodwill	—	420
Right-of-use lease asset	203	—
Other	139	260
Total assets	$10,059	$11,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$131	$236
Deferred revenue	146	273
Short-term lease liability	197	—
Accrued expenses and other	1,249	1,402
Total current liabilities	1,723	1,911
Long-term liabilities	19	17
Convertible notes payable	2,858	2,671
Total liabilities	4,600	4,599
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 2,178 shares and 2,148 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	243,217	243,022
Accumulated other comprehensive income	1	—
Accumulated deficit	(237,761)	(235,867)
Total stockholders’ equity	5,459	7,157
Total liabilities and stockholders’ equity	$10,059	$11,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue
Product	$1,037	$4,056	$7,233	$11,811
Royalty and other	169	287	559	1,338
Total net revenue	1,206	4,343	7,792	13,149
Cost of net revenue	407	1,948	2,989	5,382
Gross profit	799	2,395	4,803	7,767
Operating expenses
Research and development	1,097	1,023	3,231	3,064
Selling, general and administrative	1,059	919	2,963	3,158
Impairment of goodwill	420	3,159	420	3,159
Total operating expenses	2,576	5,101	6,614	9,381
Loss from operations	(1,777)	(2,706)	(1,811)	(1,614)
Interest expense	(54)	(104)	(164)	(531)
Other income, net	30	—	81	—
Loss before income tax provision	(1,801)	(2,810)	(1,894)	(2,145)
Income tax provision	—	2	—	4
Net loss	$(1,801)	$(2,812)	$(1,894)	$(2,149)
Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale securities	—	—	1	—
Comprehensive loss	$(1,801)	$(2,812)	$(1,893)	$(2,149)
Net loss per share
Basic and diluted	$(0.83)	$(6.83)	$(0.88)	$(5.25)
Shares used in computing net loss per share
Basic and diluted	2,171	412	2,161	409

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance as of December 31, 2018	2,148	$2	$243,022	—	$(235,867)	$7,157
Issuance of common stock for release of awards	9	—	(1)	—	—	(1)
Stock-based compensation	—	—	(4)	—	—	(4)
Net income	—	—	—	—	10	10
Balance as of March 31, 2019	2,157	2	243,017	—	(235,857)	7,162
Issuance of common stock for release of awards	5	—	—	—	—	—
Stock-based compensation	—	—	119	—	—	119
Unrealized gain on available-for-sale investments	—	—	—	1	—	1
Net loss	—	—	—	—	(103)	(103)
Balance as of June 30, 2019	2,162	2	243,136	1	(235,960)	7,179
Issuance of common stock for release of awards	16	—	(3)	—	—	(3)
Stock-based compensation	—	—	84	—	—	84
Net loss	—	—	—	—	(1,801)	(1,801)
Balance as of September 30, 2019	2,178	$2	$243,217	$1	$(237,761)	$5,459

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance as of December 31, 2017	404	$—	$232,034	$—	$(224,688)	$7,346
Cumulative effect of accounting change	—	—	—	—	230	230
Issuance costs for the sale of common stock	—	—	(12)	—	—	(12)
Issuance of common stock for release of awards	5	—	(38)	—	—	(38)
Stock-based compensation	—	—	93	—	—	93
Net income	—	—	—	—	348	348
Balance as of March 31, 2018	409	—	232,077	—	(224,110)	7,967
Stock-based compensation	—	—	159	—	—	159
Net income	—	—	—	—	315	315
Balance as of June 30, 2018	409	—	232,236	—	(223,795)	8,441
Issuance of common stock for release of awards	5	—	(8)	—	—	(8)
Stock-based compensation	—	—	194	—	—	194
Net loss	—	—	—	—	(2,812)	(2,812)
Balance as of September 30, 2018	414	$—	$232,422	$—	$(226,607)	$5,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,894)	$(2,149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	148	486
Stock-based compensation	199	446
Amortization of intangible assets	—	83
Impairment of goodwill	420	3,159
Amortization of debt issuance costs	—	30
Accrued interest	164	500
Other	(11)	—
Changes in assets and liabilities
Accounts receivable	729	(822)
Inventories	(67)	395
Prepaid expenses and other assets	448	782
Accounts payable	(105)	(30)
Deferred revenue and other liabilities	(257)	(2,469)
Net cash provided by (used in) operating activities	(226)	411
Cash flows from investing activities:
Purchases of property and equipment	(62)	(45)
Proceeds from maturities of short-term investments	925	—
Purchases of short-term investments	(1,567)	—
Net cash used in investing activities	(704)	(45)
Cash flows from financing activities:
Issuance costs for sale of common stock	—	(12)
Taxes paid to net share settle equity awards	(4)	(46)
Net cash used in financing activities	(4)	(58)
Net increase (decrease) in cash and cash equivalents	(934)	308
Cash and cash equivalents at beginning of period	7,104	3,868
Cash and cash equivalents at end of period	$6,170	$4,176
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$187	$846

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

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on December 31 of each calendar year.

Reverse Stock Split

On August 27, 2019, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of the Company’s shares of common stock. Such amendment and ratio were previously approved by the Company’s stockholders and board of directors, respectively.

As a result of the reverse stock split, which was effective August 28, 2019, every 20 shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split; stockholders who would otherwise hold a fractional share of the Company’s common stock received cash in an amount equal to the product obtained by multiplying (i) the closing sale price of the common stock on the effective date of the reverse stock split as reported on The Nasdaq Stock Market, by (ii) the number of shares of the common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest. All stock options and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plans and warrants outstanding immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 20 and, as applicable, multiplying the exercise price by 20, as a result of the reverse stock split.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either September 30, 2019 or December 31, 2018.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no material inventory write-downs during the three and nine months ended September 30, 2019 and $0.1 million of inventory write-downs during the three and nine months ended September 30, 2018.

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

During the nine months ended September 30, 2019, the Company recognized revenue of $0.3 million that had been included in deferred revenue at December 31, 2018.

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

Goodwill

The Company determines the amount of potential goodwill impairment by comparing the fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized.

The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to determine the step one fair value, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform an impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s goodwill exceeds its fair value, then the Company must record an impairment charge equal to the difference. The Company performed its annual test for goodwill impairment as of September 1, 2019, and, due to a decrease in the price per share of its common stock, the test results indicated the goodwill carrying value was greater than its implied fair value. Further, the Company concluded a triggering event had occurred due to the sustained decrease in the price per share of its common stock and related reduced market capitalization as of September 30, 2019 and performed an additional test for impairment of its goodwill asset resulting in further indication that the goodwill carrying value was still greater than its implied fair value. As a result of both of these tests, the Company recorded non-cash impairment charges totaling $0.4 million.  As a result of these charges, the Company’s goodwill balance was reduced to zero at September 30, 2019.

Warrants

As of September 30, 2019 and December 31, 2018, the Company had the following outstanding warrants to purchase common stock:

Warrant type	Number of shares	Exercise Price	Expiration date
Pre-funded common stock	115,538	$0.02	None
Common stock	33,125	$47.00	January 2023
Common stock	1,845,540	$6.00	October 2023

Per Share Amounts

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and shares issuable in conjunction with the outstanding convertible notes.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(1,801)	$(2,812)	$(1,894)	$(2,149)
Denominator:
Weighted-average common shares outstanding	2,171	412	2,161	409
Total shares: basic and diluted	2,171	412	2,161	409
Net loss per share:
Basic and diluted	$(0.83)	$(6.83)	$(0.88)	$(5.25)

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	September 30,
	2019	2018
Options to purchase common stock	81	17
Unvested restricted common stock units	91	19
Convertible debt	245	118
Warrants	1,994	33
Total	2,411	187

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

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	September 30, 2019
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$6,170	$—	$—	$6,170
Short-term investments	649	1	—	650
	$6,819	$1	$—	$6,820

	December 31, 2018
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$7,104	$—	$—	$7,104

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	September 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$4,202	$4,202	$—	$—
Corporate notes and commercial paper	$650	$—	$650	$—

	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$632	$632	$—	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three or nine months ended September 30, 2019.

Note 3. Balance Sheet Detail

	September 30,	December 31,
	2019	2018
	(in thousands)
Inventories:
Work-in-process	$755	$548
Finished goods	460	600
	$1,215	$1,148

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three or nine months ended September 30, 2019 or 2018 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any material payments related to these indemnification agreements.

Legal Matters

The Company is not a party to any legal proceeding that the Company believes is likely to have a material adverse effect on its condensed consolidated financial position or results of operations. From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.       .

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

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
North America	$930	$3,652	$6,004	$10,393
Japan	179	364	1,431	2,206
Taiwan	97	155	225	311
Rest of world	—	172	132	239
Total net revenue	$1,206	$4,343	$7,792	$13,149

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customer A	33%	37%	27%	34%
Customer B	19%	29%	20%	15%
Customer C	19%	*%	*%	*%
Customer D	15%	*%	18%	17%
Customer E	*%	*%	17%	18%

*	Represents less than 10%

Three customers accounted for 76% of accounts receivable at September 30, 2019. Three customers accounted for 63% of accounts receivable at December 31, 2018.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2013 to 2018 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2009 to 2018.  As of September 30, 2019, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, as of September 30, 2019, was $0.2 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.2 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, as of September 30, 2019, was $0.3 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

For the three and nine months ended September 30, 2019 and 2018, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions

   The fair value of the Company’s stock options granted during the nine months ended September 30, 2019 and 2018 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2019	2018
Risk-free interest rate	2.5%	2.2%
Volatility	128.4%	109.5%
Expected life (years)	3.0 - 5.0	4.0
Dividend yield	—%	—%

There were no awards granted during the three months ended September 30, 2019 and 2018. The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates, as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the historical volatility of the Company’s stock price over the expected term of the options. The expected term of options granted was derived from historical data based on employee exercises and post‑vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends, and has no intention to pay dividends in the near future.

Prior to January 1, 2019, the stock‑based compensation expense recorded was adjusted based on estimated forfeiture rates. An annualized forfeiture rate has been used as a best estimate of future forfeitures based on the Company’s historical forfeiture experience. Stock‑based compensation expense was then adjusted in later periods if the actual forfeiture rate is different from the estimate. Upon the adoption of ASU No. 2016-09 on January 1, 2019, the Company changed its accounting policy and began accounting for forfeitures as they occur. Historically, estimated forfeitures were immaterial to the condensed consolidated financial statements.

Common Stock Options and Restricted Stock

A summary of option and RSU activity under the Company’s Amended and Restated 2010 Equity Incentive Plan (the 2010 Plan) is presented below (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of January 1, 2019	200	17	$83.80
Additional shares authorized under the Plan	2	—	—
RSUs granted	(101)	—	—
RSUs cancelled and returned to the Plan	1	—	—
Options granted	(65)	65	$4.00
Balance as of March 31, 2019	37	82	$20.40
RSUs granted	(6)	—	—
Options cancelled and returned to the Plan	1	(1)	$144.00
Balance as of June 30, 2019	32	81	$20.00
Plan termination	(32)	—	$—
Balance as of September 30, 2019	-	81	$20.00

A summary of RSU activity under the Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of January 1, 2019	14	$24.60
Granted	101	$4.00
Vested	(8)	$29.60
Cancelled	(1)	$25.20
Non-vested shares as of March 31, 2019	106	$4.60
Granted	6	$4.60
Vested	(5)	$16.20
Non-vested shares as of June 30, 2019	107	$4.00
Vested	(16)	$4.00
Non-vested shares as of September 30, 2019	91	$4.00

The total intrinsic value of the RSUs outstanding as of September 30, 2019 was $0.2 million.

In August 2019, the Company’s stockholders approved the 2019 Stock Incentive Plan (the 2019 Plan), and, as a result, the 2010 Plan was automatically terminated. No future grants of awards will be made under the 2010 Plan, although it will continue to govern prior awards granted thereunder, until all such awards granted have been exercised, forfeited, canceled, expired or otherwise terminated in accordance with the terms of such grants.  The 2019 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the 2019 Plan, 182,500 shares have been reserved for issuance.

The term of all incentive stock options granted to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years. The exercise price of stock options granted under the 2019 Plan must be at least equal to the fair market value of the shares on the date of grant.  Generally, options granted under the 2019 Plan will vest over a three to four-year period and have a term of 10 years from the date of grant.  In addition, the 2019 Plan provides for automatic acceleration of vesting for options granted to non-employee directors upon a change of control of the Company.  As of September 30, 2019, no awards had been granted under the 2019 Plan.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2019 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$3.72 - $14.99	64	9.35	$3.96	11	$4.00	$—
$15.00 - $25.59	8	4.05	$15.00	5	$15.00	$—
$25.60 - $143.99	3	4.83	$41.88	2	$46.93	$—
$144.00 - $409.99	5	6.90	$144.00	5	$144.00	$—
$410.00 - $924.00	1	5.44	$430.64	1	$430.64	$—
$3.72 - $924.00	81	8.46	$20.36	24	$56.81	$—

There were no stock options exercised during the nine months ended September 30, 2019 or 2018.

Note 8. Convertible Notes

In March 2016, the Company entered into a 10% Senior Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) with the purchasers of $8,000,000 principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the “Notes”), at par, in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. Pursuant to amendments to the Notes and related documents in February and October 2018, the interest rate was reduced to 8%, the maturity date of the Notes was extended to August 15, 2023, and the optional conversion price was reduced from $170.00 of Note principal per share of common stock to $11.434 of Note principal per share of common stock. The conversion price is subject to adjustment upon certain events, such as stock splits, reverse stock splits, stock dividends and similar kinds of transactions, as set forth in the Purchase Agreement. Pursuant to a security agreement, the Notes are secured by a security interest in all of the assets of the Company.

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

No Note holder shall be entitled to convert such holder’s Note if effective upon the applicable conversion date (i) the holder would have beneficial ownership of more than 19.9% of the voting capital stock of the Company as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, (with exceptions specified in the Purchase Agreement), or (ii) if the shares are being acquired or held with a purpose or effect of changing or influencing control of the Company, or in connection with or as a participant in any transaction having that purpose or effect, as determined in the sole discretion of the board of directors of the Company. There is no required sinking fund for the Notes. The Notes have not been registered for resale, and the holder(s) do not have registration rights.

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and amortized to interest expense over the original repayment period using the effective interest rate method.  The interest expense related to the debt discount during the three and nine months ended September 30, 2019 was approximately zero and during the three and nine months ended September 30, 2018 was approximately $6,000 and $30,000, respectively.

In accordance with the October 2018 amendment to the Notes, the Company used $7.4 million of the proceeds from a public offering of securities effected in October 2018 to repay a portion of the Notes. As of September 30, 2019, the outstanding convertible notes payable of $2.9 million were due in August 2023. In February 2019 and August 2019,  semi-annual interest payments of approximately $78,000 and $109,000, respectively, were paid in-kind with the issuance of an additional note (the Interest Note) to the Purchasers. The Interest Notes have terms identical to the Notes. As of September 30, 2019, the Notes and Interest Note could be converted into a maximum of 244,884 shares of common stock at $11.434 per share, excluding the effects of future payments of interest in-kind and a beneficial ownership ceiling of 9.9%.

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

The Company identified only one lease to be accounted for under ASU No. 2016-02, and this was the lease for its corporate facility, which expires in October 2020. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. The discount rate used to measure the lease asset and liability represents the interest rate on the Notes (8%). Lease expense is recognized on a straight-line basis over the lease term, and operating lease expense was $0.2 million for the nine months ended September 30, 2019.

The Company has an option to extend the lease for an additional 20.5 month period, but, as the renewal is not reasonably certain, it has not included this renewal option in its accounting for the lease.

Our future minimum payments under our facility operating lease as of September 30, 2019 are listed in the table below (in thousands).

Operating
Year ended December 31,	lease
2019	$55
2020	187
Total future lease payments	242
Less: imputed interest	(26)
Present value of lease liabilities	$216

Supplemental cash flow information related to the operating lease was as follows (in thousands):

Nine months ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease	$163

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

We incurred net losses of approximately $1.9 million and $11 million for the nine months ended September 30, 2019 and year ended December 31, 2018, respectively, and had an accumulated deficit of approximately $238 million as of September 30, 2019. These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

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

On January 1, 2019, we adopted FASB ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting, as discussed in Notes 1 and 7 to our condensed consolidated financial statements included in Item 1 of this Report.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, there have been no material changes to our significant accounting policies and estimates, except that we adopted ASU Nos. 2016-02 and 2016-09 effective January 1, 2019, as discussed above.

Results of Operations

Net Revenue.

	September 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Product -three months ended	$1,037	$4,056	$(3,019)	(74)%
Percentage of total net revenue	86%	93%
Product -nine months ended	$7,233	$11,811	$(4,578)	(39)%
Percentage of total net revenue	93%	90%

Product revenue decreased for the three and nine months ended September 30, 2019 compared with the same periods of 2018 primarily due to lower sales of our Bandwidth Engine products. Although we experienced increased sales of our LineSpeed products, they did not offset the decline in Bandwidth Engine shipments.  We expect our product revenues to increase for the remainder of 2019 compared with the third quarter of 2019, primarily due to increased shipments of our Bandwidth Engine products.

	September 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Royalty and other -three months ended	$169	$287	$(118)	(41)%
Percentage of total net revenue	14%	7%
Royalty and other -nine months ended	$559	$1,338	$(779)	(58)%
Percentage of total net revenue	7%	10%

Royalty and other includes license, royalty and related revenues generated from licensing agreements. The decrease in royalty and other revenue for 2019 was primarily due to a non-recurring license and related engineering services for a development project, which was completed during the nine months ended September 30, 2018, combined with lower royalty revenues in 2019 resulting from lower shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	September 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$407	$1,948	$(1,541)	(79)%
Percentage of total net revenue	34%	45%
Cost of net revenue -nine months ended	$2,989	$5,382	$(2,393)	(44)%
Percentage of total net revenue	38%	41%

	September 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Gross profit -three months ended	$799	$2,395	$(1,596)	(67)%
Percentage of total net revenue	66%	55%
Gross profit -nine months ended	$4,803	$7,767	$(2,964)	(38)%
Percentage of total net revenue	62%	59%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased for the three and nine months ended September 30, 2019 compared with the same periods of 2018 primarily due to decreased shipment volumes of our Bandwidth Engine products.  We expect the total cost of net revenue to increase as a percentage of total net revenue for the remainder of 2019, as we expect to achieve higher product sales in our fourth quarter as compared with our third quarter of 2019.

Gross profit decreased for the three and nine months ended September 30, 2019, compared with the same periods of 2018 due to the decrease in gross profit attributable to the reductions in product and royalty and other revenues. As a percentage of net revenue, gross profit increased due to higher gross margins on our product sales, as well as royalty and other, which generally has no associated cost, representing a higher percentage of total revenues.

Research and Development.

	September 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Research and development -three months ended	$1,097	$1,023	$74	7%
Percentage of total net revenue	91%	24%
Research and development -nine months ended	$3,231	$3,064	$167	5%
Percentage of total net revenue	41%	23%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The increase for the three and nine months ended September 30, 2019 was primarily due to increased personnel costs and higher development expenses for our Bandwidth Engine 3 and LineSpeed products, which were partially offset by a decrease in depreciation and amortization expenses.  We expect that total research and development expenses will decrease slightly for the remainder of 2019 primarily due to reduced personnel costs and lower development costs for our new products.

Selling, General and Administrative

September 30,	Change
2019	2018	2018 to 2019
(dollar amounts in thousands)
SG&A -three months ended	$1,059	$919	$140	15%
Percentage of total net revenue	88%	21%
SG&A -nine months ended	$2,963	$3,158	$(195)	(6)%
Percentage of total net revenue	38%	24%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The increase for the three months ended September 30, 2019 was primarily due to increased consulting fees and costs incurred in connection with our annual meeting of stockholders and reverse stock split effected in August 2019.  The decrease for the nine months ended September 30, 2019 was primarily due to reduced sales commissions and stock-based compensation expenses, partially offset by increased consulting fees.  We expect total SG&A expenses to remain flat for the remainder of 2019.

Impairment of Goodwill

	September 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Impairment of goodwill -three months ended	$420	$3,159	$(2,739)	(87)%
Percentage of total net revenue	35%	73%
Impairment of goodwill -nine months ended	$420	$3,159	$(2,739)	(87)%
Percentage of total net revenue	5%	24%

During the quarters ended September 30, 2019 and 2018, we recorded goodwill impairment charges.  See Note 1 of the condensed consolidated financial statements for additional disclosure.

Interest expense

	September 30,		Change
	2019	2018	2018 to 2019
	(dollar amounts in thousands)
Interest expense - three months ended	$54	$104	$(50)	(48)%
Percentage of total net revenue	4%	2%
Interest expense - nine months ended	$164	$531	$(367)	(69)%
Percentage of total net revenue	2%	4%

Interest expense consisted of interest expense on our senior secured convertible notes (the Notes).  To date, we have paid all accumulated interest for the Notes in-kind through the issuance of identical new senior secured convertible notes. As a result of an amendment to the Notes in October 2018 and repayment of principal, interest expense has been significantly lower in 2019. See Note 8 to the condensed consolidated financial statements for additional disclosure.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $6.8 million and working capital of $7.8 million.

Net cash used in operating activities was $0.2 million for the first nine months of 2019, which primarily resulted from a net loss of $1.9 million partially offset by $0.7 in net changes in assets and liabilities and non-cash charges of $0.8 million of stock-based compensation, depreciation and amortization expenses, and a goodwill impairment charge and $0.2 million of accrued interest. The changes in assets and liabilities primarily related to the timing of customer collections and inventory and other vendor payables and prepayments.

Net cash provided by operating activities was $0.4 million for the first nine months of 2018, which primarily resulted from cash generated by operations, excluding the effects of a charge for impairment of goodwill of $3.2 million, stock-based compensation of $0.4 million, depreciation and amortization expenses of $0.5 million and accrued interest of $0.5 million, and $2.1 million in net changes in assets and liabilities.  The changes in assets and liabilities primarily related to the timing of customer collections and inventory prepayments and net change in liabilities.

Net cash used in investing activities of $0.7 million for the nine months ended September 30, 2019 was mainly due to the purchase of short-term investments of $1.6 million, which did not affect our liquidity, partially offset by proceeds from the maturities of short-term investments of $0.9 million. Net cash used in investing activities during the nine months ended September 30, 2018 was for the purchase of operating equipment, and was not significant.

There were minimal cash flows used in financing activities during the nine months ended September 30, 2019. Net cash used in financing activities for the first nine months of 2018 consisted of amounts paid for employee income taxes related to net share settlement of vested RSUs and costs incurred in connection with the sale of common stock and warrants to purchase common stock in an equity offering completed in 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the first nine months of 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the SEC on November 13, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2019		MOSYS, INC.

	By:	/s/ Daniel Lewis
Daniel Lewis
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)