Form 10-K
period 2019-12-31
MoSys, Inc.
filed 2020-03-17
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2019 or

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

(408) 418-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MOSY	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Series AA Preferred Stock, par value $0.01 per share	None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2019 was $7,534,001.

The number of shares of Registrant’s Common Stock outstanding, par value $0.001 per share, as of March 1, 2020, was 2,314,512

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

MoSys®,1T-SRAM® and Bandwidth Engine® are registered trademarks of MoSys, Inc.  LineSpeed™ and GigaChipTM are trademarks of MoSys, Inc.

Item 1.  Business

Overview

MoSys, Inc., together with its subsidiaries (“MoSys,” the “Company,” “we,” “our” or “us”), is a fabless semiconductor company focused on the development and sale of integrated circuits, or ICs, for the high-speed cloud networking, communications, security appliance, video, monitor and test, data center and computing markets. Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our primary product line is marketed under the Accelerator Engine name and comprises our Bandwidth Engine and Programmable HyperSpeed Engine IC products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.   Further performance benefits can be achieved to offload statistical, search or other custom functions using our optional integrated logic and processor elements.

  As data rates and the amount of high-speed processing increase, critical memory access bottlenecks occur. Our Accelerator Engine ICs dramatically increase memory accesses per second, removing these bottlenecks. In addition, the serial interface and high-memory capacity reduce the board footprint, number of pins and complexity, while using less power. To complement our Accelerator Engine ICs and utilize our technology we have recently introduced a new Software Accelerator product line that leverages our proprietary graphical memory engine technology to provide data classification capabilities.   These new software and IP products are hardware agnostic and operate with or without one of our Accelerator Engine IC products. We expect to begin licensing these products in the first half of 2020.

Our LineSpeed IC product line comprises non-memory, high-speed serialization-deserialization interface, or SerDes I/O, physical layer, or PHY, devices that ensure signal integrity between interfaces which is commonly referred to as clock data recovery, or CDR, or retimer functionality, which perform multiplexing to transition from one speed to another, commonly referred to as Gearbox functionality. These PHY devices reside within optical modules and on networking equipment line cards designed for next-generation Ethernet and optical transport network applications.

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

To meet these demands, carrier and enterprise networks are merging with the cloud and are undergoing significant changes and, most significantly, are migrating to packet-based Ethernet networks that enable higher throughput, lower cost and uniform technology across access, core and metro network infrastructure. These networks have been designed to deliver voice and video applications over high-speed Internet services on one converged, efficient and flexible network. These trends require networking systems, especially the high-speed switches, security appliances and routers that primarily comprise these networks, to comply with evolving market requirements and be capable of providing new services and better quality of service while supporting new protocols and standards. Traditional OEM network and telecommunications equipment manufacturers, such as Nokia Corporation, and its subsidiary, Alcatel-Lucent, Cisco Systems, Inc., Tel. LM Ericsson, Fujitsu Ltd., Hitachi Ltd., Huawei Technologies, and Juniper Networks, Inc., as well as new vendors and cloud-service providers, who are delivering a new set of white-box solutions, must offer higher levels of packet forwarding rates, bandwidth density and be optimized to enable higher-density, lower-power data path connectivity in the next generations of their networking systems.

Networking communications, security, video and computing systems throughout the cloud network must operate at higher speed and performance levels, and so require new generations of packet processors and improved memory subsystems to enable system performance. These systems and their component line cards generally need to support aggregate rates of 100 gigabits per second, or Gbps, and above to meet the continued growth in network traffic. Data centers and access equipment that were previously aggregating slower traffic at rates of up to 40Gbps now are being designed to aggregate traffic at 100Gbps, or more. The transition to high-bandwidth networks and the move to 100Gbps and higher rates at the edge (i.e., closer to the networks and users generating data and voice traffic) is underway, and the increase in data rates for these networks is expected to continue to grow rapidly over the coming years.

The systems that our customers build come in various sizes and utilize cards that contain several types of semiconductors. Line cards are found in chassis-based systems that have slots and can contain up to 20 line cards. Our networking and communication system and certain other system customers typically use chassis-based systems. The alternative is systems that contain a single card; these systems are generally referred to as appliances or “pizza boxes.”  Cards that typically plug into a server or compute system are generally referred to as accelerator cards. We believe the wider use of these accelerator cards in systems throughout the network, especially at the edge, will expand the market opportunity for our products, as a number of these cards utilize field programmable gate array ICs, or FPGAs, as the packet processor. Our Accelerator Engines are ideally suited to support FPGAs performing these functions.  Each line card, or accelerator card, includes one or more processors and multiple memory chips. These processors are complex ICs or IC chipsets that perform high-speed data or packet processing for functions, such as traffic routing, shaping, metering, billing, statistics, detection, steering, security, video processing, monitoring and workload acceleration. The line cards use various types of memory ICs to facilitate temporary packet storage and assist in the analysis and tracking of information embedded within the data flowing through the processors. After a packet enters the line card, a packet or data processor helps separate the packet into smaller pieces for rapid analysis. In a typical packet-based network for example, the data is broken up into the packet header, which contains vital information on packet destination and type, such as the Internet protocol address, and the payload, which contains the data being sent. Generally, the line card operations must occur at full data rates and typically require frequent access to the memory ICs.

Simultaneously, the packet’s payload, which may be substantially larger than the packet header, is also stored in memory ICs until processing is complete and the packet can be re-combined and sent to its next system destination. Within the line card, communication between the packet processor and memory ICs occurs through an interface consisting of combinations of physical pins on each type of chip. These pins are grouped together in a parallel or a serial architecture to form a pathway, called a bus, through which information is transferred from one IC to the next.

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

Most networking and communication systems sold and in operation today include line cards that process data at speeds ranging from 10Gbps to 400Gbps, and support many aggregated slower ports. To accommodate the substantial and growing increase in demand for networking communications and applications, networking systems manufacturers are developing and bringing to market next-generation systems that run at aggregate speeds of 400 Gbps or more with newer products scaling to tens of thousands of Gbps, or tens of terabits, per second. Applications, such as security appliances, broadcast video and compute accelerators that were previously running at aggregate rates of 10Gbps or 40Gbps, are moving to higher aggregate rates in the 100s of Gbps.   Although processor performance in applications, such as computing and networking has traditionally doubled nearly every 18 months, or even sooner, the performance of external high-density memory technology has generally been able to double only once every 10 years. Existing memory IC solutions built for high capacity and based on parallel interface architecture struggle to meet the access rates required to meet speeds of 100Gbps and beyond due to system-level limitations for pin counts, power and performance. To compensate for slow external memory access, developers must either integrate larger amounts of on-chip memory and/or utilize complex system alternatives to try to work around the access-rate limitations of these memories. The additional memory and circuitry adds to IC power, size and cost and may not be feasible depending on the economics and technology used to implement the data processor. These networking and communications systems generally comprise a chassis populated by 4 to 16 line cards. Often, these systems are shipped to customers with only a portion of the line card slots populated, and the customer will add additional line cards to increase system performance, capacity and features.

Each line card requires a significant amount of memory to support its processing capabilities. Traditional external memory IC solutions currently used on line cards include both dynamic random access memory, or DRAM, and static random access memory, or SRAM. Line cards in networking systems use both specialized, high-performance DRAM ICs, such as reduced-latency DRAM, or RLDRAM, low-latency DRAM, or LLDRAM, and commodity DRAM, such as double data rate, or DDR ICs.  The latest DDR memory is high-bandwidth memory, or HBM, which provides high bandwidth, but has fundamentally slow access time.  For very high access, networking systems use higher-performance SRAM, which may be integrated into the data processing IC itself depending on size, power and economics or use traditional external SRAM IC, such as quad data rate, or QDR SRAM. These memories are very fast, but are much smaller, cost more and burn more power than traditional DRAM. Substantially all of these traditional memory IC solutions use parallel interfaces, which are slower than serial interfaces. For data processing solutions, which are unable to integrate large amounts of SRAM, such as field-programmable gate arrays (FPGA), we believe the traditional external SRAMs or RLDRAMs will be increasingly challenged to meet the performance, pin count, area and power requirements as networking systems and other new security, video, and compute systems expand beyond 100Gbps. The result is a gap between processor and memory performance. To meet the higher performance requirements being demanded by the industry, while using current components and architectural approaches, system designers must add more discrete memory ICs to the line cards and/or add more embedded memory on the packet processor. New processor and custom data processing engine ICs are being developed that integrate more SRAM to help offset the bottlenecks, but the cost to develop these custom ICs is high and there is a trade-off in cost, power and size.  FPGAs offer flexibility, lower development cost and time to market but are limited in the amount of internal circuitry and the amount of integrated SRAM memory. We believe our Accelerator Engine family of products is well suited to address memory access bottleneck challenges and provide significant performance, size, pin count and power advantages compared to traditional external memory solutions, primarily for FPGA-based systems.

In order to improve performance and resolve memory bottlenecks, in recent years, the trend has been to have algorithms on the memory device perform computations in order to reduce processing time and power consumption. This trend is sometimes called in-memory compute or processor-in-memory. In order to make a flexible solution, the in-memory compute can be accomplished with arrays of reduced instruction set computer, or RISC, cores on the memory device. Further performance gains can be accomplished with application-specific enhancements to the memory device’s instruction set architecture.

We have developed our ICs to synergistically address the need for high-speed data access and throughput currently confronting system designers. We expect our IC products to meet the increasing demands placed on conventional memory technology used on the line cards in high-speed systems. We believe that our products and technology are well positioned as replacements for existing IC solutions in order to support the needs of a growing number of FPGA-based data processing applications with aggregate rates greater than 100Gbps that require high bandwidth and high access rate to memory.

Our Approach

We have leveraged our proprietary IP to design our IC products and related acceleration IP to help OEMs in our target markets to address the growing bottlenecks in system performance. We have incorporated critical features into our product families to accomplish this objective.

High-Performance Interface

High-speed, efficient interfaces are critical building blocks to meet high data transfer rate requirements for communication between ICs on network line cards. Semiconductor companies are increasingly turning to serial interface architectures to achieve needed system performance. Using serial interfaces, IC developers also are able to reduce the number of pins (the wired electrical pins that connect an IC to the network line card on which it is mounted) on the IC. With reducing geometries, the size of most high-performance ICs is dictated by the number of pins required, rather than the amount of logic and memory embedded in the chip. As a result, using a serial interface facilitates cost reduction and reduced system power consumption, while improving the performance of both the IC itself and the overall system. While serial interfaces provide significantly enhanced performance over parallel interfaces, SerDes interfaces traditionally have had higher power consumption, which is a challenge for IC designers. Our SerDes interfaces, however, are optimized to meet our customers’ signal integrity, low-power consumption and latency requirements.

We make our interface technologies compliant with industry standards so that they can interoperate with interfaces on existing ICs. In addition, we make them programmable to support multiple data rates, which allows for greater flexibility for the system designer, while lowering development and validation costs.

GigaChip Interface Protocol

In addition to the physical characteristics of the serial interface, the protocol used to transmit data is also an important element that impacts speed and performance. To address this and complement our Accelerator Engine devices, we have developed the GigaChip Interface, or GCI, which is an open-interface transport protocol optimized for efficient chip-to-chip communications. The GCI electrical interface is compatible with the current industry standards, including 10G and 25G IEEE and OIF interface standards, to simplify electrical interoperability between devices. GCI can enable highly efficient serial chip-to-chip communications, and its transport efficiency averages 90% for the data transfers it handles. GCI is included in our ICs and is offered to customers and prospective partners on terms intended to encourage widespread adoption.

High-Performance and High-Density Memory Architecture

The high density of our proprietary 1T-SRAM technology stems from the use of a single-transistor, or 1T, which is similar to DRAM, with a storage cell for each bit of information. Embedded memory utilizing our 1T-SRAM technologies is typically two to three times denser than the six-transistor storage cells used by traditional SRAM, or 6T-SRAM. Embedded memory utilizing our 1T-SRAM technologies typically provides speeds essentially equal to or greater than the speeds of traditional SRAM and DRAM, particularly for larger memory sizes. Our 1T-SRAM memory designs can sustain random access cycle times of less than three nanoseconds, significantly faster than DRAM technology. Embedded memory utilizing our 1T-SRAM technologies can consume as little as one-half the active power and generate less heat than traditional SRAM when operating at the same speed. The 1T-SRAM allows us to integrate more high-performance memory using less expensive processing technology, reduce system level heat dissipation and enable reliable operation using lower-cost packaging.

Embedded In-Memory Functions

We have combined our high-speed memory architecture with intelligence to define an embedded memory that can execute embedded functions and algorithms internally, or “in-memory,” to allow software and hardware designers acceleration options to improve the performance of their applications.

The in-memory functions executed within the memory architecture in our Accelerator Engine products result in application-performance increases by reducing the number of external memory and computational operations needed to accomplish the same functions using traditional memories.  Also, by executing in-memory, the resources of the packet processor and other ICs on the customer’s board are available to perform other functions.

Our Accelerator Engine ICs include an arithmetic logic unit, or ALU, which enables the performance of mathematical operations on data. Moving certain processing functions from the host data processor IC to the Accelerator Engine IC through the use of this embedded ALU, reduces the number of processing transactions and frees the host data processor IC to perform other important networking or micro-processing functions.

Our Programmable HyperSpeed Engine IC takes this concept one step further by incorporating integrated RISC processors optimized for processing data structures and graphs.  Our Programmable HyperSpeed Engine IC integrates RISC cores optimized for operating data stored in the memory block.  The integration of the cores with memory allows system algorithms or functions to be offloaded to the device and reduces overall system-task latency and increases throughput.  The processors can be programmed by the user to offload and accelerate standard and/or customized functions from the main processor thereby reducing memory transactions and data path complexity to provide improved performance and lower system latency.  New algorithms or functions can be added to or modified in the Programmable HyperSpeed Engine IC in software.

Our Strategy

Our primary business objective is to be a profitable IP-rich fabless semiconductor company offering ICs and related software and IP that deliver unparalleled memory bandwidth and access rate performance for high-performance data processing in cloud networking, security appliances, video, test and monitoring, and data center systems. The key components of our strategic plan include the following strategies:

Target Large and Growing Markets

Prior to 2019, our primary focus was the multi-billion dollar networking, telecommunications, security appliance and data center OEM equipment markets, as our products were developed to support the growth in 100Gbps and higher networking speeds. During 2019, we expanded our market focus to new markets, including video, test and measurement and computing markets. We are currently supporting numerous customers across these markets, with whom we have achieved design wins. We define a design win as a commitment from a customer to utilize one of our IC products in its system. We continue to actively pursue additional design wins for the use of our ICs in our target markets. We believe our design wins represent the potential for future revenue growth. However, there is no assurance that these customer designs will be shipped in large volume by our customers to their customers, how much revenue each design win is likely to generate, or how much revenue all of these (and future design wins) are likely to generate.

Build Long-Term Relationships with FPGA Vendors and Suppliers of Data Processing Solutions

We believe that having long-term relationships with FPGA providers is critical to our success, as such relationships enable us to reduce our time-to-market, provide us with a competitive advantage and expand our target markets. A key consideration of network system designers is to demonstrate interoperability between our IC products and the processor ICs  utilized in their systems. To obtain design wins, we must demonstrate this interoperability, and also show that our IC works optimally with the packet processor to achieve the performance requirements. In addition, our current strategy requires packet processor suppliers to adopt our GCI interface. To that end, we have been working closely with FPGA and application specific standard product providers to enable interoperability between our Accelerator Engine IC products and their high-performance products. To facilitate the acceptance of our Accelerator Engine ICs, we have made available development and characterization kits for system designers to evaluate and develop code for next-generation networking systems. Our characterization kits are fully-functional hardware platforms that allow FPGA and ASIC providers, and their customers, to demonstrate interoperability of the Accelerator Engine IC with the ASIC or FPGA the designers use within their systems.

Our IC Products

Accelerator Engines

Our Accelerator Engine IC products, include the Bandwidth Engine, which is targeted for high-performance applications where throughput is critical, and the Programmable HyperSpeed Engine, which combines the features of the Bandwidth Engine with 32 RISC processors to allow user-defined functions or algorithms to be embedded in the Programmable HyperSpeed Engine.

Bandwidth Engine

The Bandwidth Engine is a memory-dominated IC that has been designed to be a high-performance companion IC to packet processors. While the Bandwidth Engine primarily functions as a memory device with a high-performance and high-efficiency interface, it also can accelerate certain processing operations by serving as a co-processor element. Our Bandwidth Engine ICs combine: (1) our proprietary high-density, high-speed, low latency embedded memory, (2) our high-speed serial interface technology, or SerDes, (3) an open-standard interface protocol and (4) intelligent access technology. We believe an IC combining our 1T-SRAM memory and serial interface with logic and other intelligence functions provides a system-level solution and significantly improves overall system performance at lower cost, size and power consumption. Our Bandwidth Engine ICs can provide up to and over 6.5 billion memory accesses per second externally and 12 billion memory accesses per second internally, which we believe is more than three times the performance of current memory-based solutions. They also can enable system designers to significantly narrow the gap between processor and memory IC performance. Our customers that design Bandwidth Engine ICs onto the line cards in their systems will re-architect their systems at the line-card level and use our product to replace traditional memory solutions. When compared with existing commercially available solutions, our Bandwidth Engine ICs may:

•	provide up to four times the performance;
•	reduce power consumption by approximately 50%;
•	reduce cost by greater than 50%; and
•	result in a dramatic reduction in IC pin counts on the line card.

Our Bandwidth Engine 2 IC products contain 576 megabits, or Mb, of memory and use a SerDes interface with up to 16 lanes operating at up to 12.5Gbps per lane. We have been shipping our Bandwidth Engine 2 IC products since 2013. We continue to win new designs for this device family, and expect these products to be our primary revenue source for the foreseeable future.

Our Bandwidth Engine 3 IC products contain 1152Mb of memory and use a SerDes interface with up to 16 lanes operating at up to 25Gbps per lane. Our Bandwidth Engine 3 ICs target support for packet-processing applications with up to five billion memory single word accesses per second, as well as burst mode to enable full duplex buffering up to 400 Gbps for ingress, egress and oversubscription applications. The devices provide benefits of size, power, pin count and cost savings to our customers.

Programmable HyperSpeed Engine

Our Programmable HyperSpeed Engine IC products further leverage our proven serial interface technology and high-density integrated memory with the processor engine architecture to enable high-speed customizable search, security, and data analysis functions for networking, security, and data center applications, as well as new markets such as video and compute acceleration. The product architecture features 32 search-optimized processor engines, data flow schedulers, and over a terabit of internal access bandwidth. The device leverages our GCI interface technology and high-density integrated memory (1152Mb of 1T-SRAM embedded memory).

LineSpeed Flex PHYs

Our LineSpeed Flex family of 100G PHYs, is designed to support industry standards and includes gearbox, Multi-Link Gearbox, or MLG, and high density CDR/retimer devices designed to enable Ethernet and OTN line card applications to support the latest electrical and optical interfaces. To date, we have announced four unique devices in this product family:

•

MSH320, a 100Gbps Gearbox with RS-FEC: For adapting 10x10Gbps to 4x25Gbps from 100Gbps optical standards to a host ASIC, MAC/Framer, NPU or FPGA with 10x10Gbps interfaces. The MSH320 includes an integrated Reed-Solomon forward error correction, or RS-FEC, option to enable systems to also support 100G electrical and optical standards. The device also includes a 10x10Gbps retimer to allow seamless support of 10 and 40Gbps interfaces;

•

MSH225, a 10 Lane Full-Duplex Retimer: For high-density retiming applications where the line rates may be up to 28Gbps per lane and connect to host ASIC, framer, NPU or FPGA ICs equipped with 25Gbps interfaces. Each one of the 20 total independent lanes can be configured to support 10, 25, 40 or 100Gbps standards. The MSH225 integrates optional 100GE RS-FEC capability;

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

IP Licensing

Historically, we licensed our IT-SRAM memory and SerDes interface technologies on a worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies.  Most of these licensees incorporated our technology into ICs that they sold to their customers, and, in the case of IT-SRAM licenses, pay a royalty to us for each IC shipped that incorporates our technology. Royalty and other revenue generated from our legacy IP agreements represented 7%, 9% and 11% of our total revenues for 2019, 2018 and 2017, respectively.

Recently, we announced our new Software Accelerator product line consisting of software and IP available for license. This new product line will include multiple function accelerator platform products, which target specific application functions and will use a common software interface to allow performance scalability over multiple hardware environments. These function accelerator platform products are hardware agnostic and operate with or without one of our Accelerator Engine ICs. This software-defined, hardware-accelerated platform architecture utilizes an internally developed graphical memory engine architecture to provide flexible data classification and analysis capability. We believe the technology will generate new opportunities that require less up-front architectural changes by system designers and provide a scalable performance roadmap of options using our Accelerator Engine ICs. We expect our initial Software Accelerator products to be available for license in the first half of 2020.

Research and Development

Our ability to compete in the future depends on successfully improving our technology to meet the market’s increasing demand for higher performance and lower cost solutions. Development of new IC products requires specialized chip design and product engineers, as well as significant fabrication and testing costs, including mask costs.  We currently do not have internal resources for new IC products. That said, we believe our Accelerator Engine IC product portfolio will provide us with adequate revenue growth opportunity for the foreseeable future.  We have focused our product development efforts on software-based capabilities and features that leverage our current technologies and core competencies, as well as our Accelerator Engine IC products. As discussed above, we recently announced our Software Accelerator product line, and the initial packet classification products will use our graph memory engine for performing embedded search and classification of packet headers. We intend to continue to devote the majority of our research and development efforts toward furthering the software accelerator product roadmap.

Sales and Marketing

We believe that systems OEMs typically prefer to extend the use of traditional memory solutions and their parallel interfaces, despite performance and costs challenges, and are reluctant to change their technology platforms and adopt new designs and technologies, such as serial interfaces, which are an integral part of our product solutions. Therefore, our principal selling and marketing activities to date have been focused on persuading these OEMs and key component specialists that our IC products provide critical performance advantages, as well as on securing design wins with them.

In addition to our direct sales personnel, we sell through sales representatives and distributors in the United States and Asia. We also have applications engineers who support our customer engagements and engage with the customers’ system architects and designers to propose and implement our IC and IP solutions to address system design challenges.

In the markets we serve, the time from a design win to production volume shipments of our IC products can range from 18 to 36 months. Networking, communications and security appliance systems can have a product life from a few years to over 10 years once a product like ours has been designed into the system.

Our revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2019, Flextronics, which primarily purchases on behalf of Palo Alto Networks, Inc. and Nokia; Clavis Company our Japanese IC distributor; Sanmina and Palo Alto Networks, represented 30%, 17%, 14% and 13% of total revenue, respectively.  For the year ended December 31, 2018, Flextronics, which primarily purchases on behalf of Palo Alto Networks, Inc. and Nokia; Clavis Company, our Japanese IC distributor; Palo Alto Networks; and Nokia, represented 32%, 18%, 18% and 15% of total revenue, respectively.

Intellectual Property

We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights.

As of December 31, 2019, we held 62 U.S. and 34 foreign patents on various aspects of our technology, with expiration dates ranging from 2021 to 2037. We also held 6 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop or patent similar or competing technology or design around any patents that may be issued to us, or that we will be able to successfully enforce our patents against infringement by others.

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

We believe that our products compete favorably with respect to each of these criteria. Our proprietary 1T-SRAM embedded memory and high-speed serial interface IP can provide our Accelerator Engine ICs with a competitive advantage over alternative devices. Alternative solutions are either DRAM or SRAM-based and can support either the memory size or speed requirements of high-performance networking systems, but generally not both. DRAM solutions provide a significant amount of memory at competitive cost, but DRAM solutions do not have the required fast access and cycle times to enable high-performance. The DRAM solutions currently used in networking systems include RLDRAM from Micron Technology, Inc., or Micron, LLDRAM from Renesas, DDR from Samsung Electronics Co., Ltd., Micron and others, and HBM, which is stacked memory from Samsung Electronics Co. and SK Hynix. SRAM solutions can meet high-speed performance requirements, but often lack adequate memory size. The SRAM solutions currently used in networking systems primarily include QDR or similar SRAM products from Cypress Semiconductor Corporation and GSI Technology, Inc. Most of the currently available SRAM and DRAM solutions use a parallel, rather than a serial interface. To offset these drawbacks, system designers generally must use more discrete memory ICs, resulting in higher power consumption and greater utilization of space on the line card.

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

Our Accelerator Engine ICs compete with embedded memory solutions, stand-alone memory ICs, including both DRAM and SRAM ICs, ASICs designed by customers in-house to meet their system requirements, and NPUs that use significant internal memory and customer-designed software to implement tasks. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has limited history of manufacturing such ICs and limited financial resources. In addition, Accelerator Engine ICs require the customer and its other IC suppliers to implement our chip-to-chip communication protocol, the GCI interface. These parties may be unwilling to do this if they believe it could adversely impact their own future product developments or competitive advantages, or, if they believe it might complicate their development process or increase the cost of their products. To remain competitive, we believe we must provide unparalleled memory IC solutions with the highest bandwidth capability for our target markets, which solutions are engineered and built for high-reliability carrier and enterprise applications.

Our LineSpeed PHY ICs compete with solutions offered by Broadcom Ltd., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc. and Semtech Corp., as well as other smaller analog signal processing companies. We also may compete with ASICs designed by customers in-house to meet their system requirements, as well as by optical module OEMs. The market for our LineSpeed products is highly competitive, and customers have a number of suppliers they can choose from. We must provide differentiated features with a reasonable IC power budget, while offering competitive pricing.  To date, we have had limited success selling and marketing these products.

Manufacturing

We depend on third-party vendors to manufacture, package, assemble and test our IC products, as we do not own or operate a semiconductor fabrication, packaging or production testing facility. By outsourcing manufacturing, we can avoid the high cost associated with owning and operating our own facilities, allowing us to focus our efforts on the design and marketing of our products.

We perform an ongoing review of our product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance meets design specifications. Our test vendors provide us with immediate test data and the ability to generate characterization reports that are made available to our customers. We have achieved ISO 9001:2015 certification, and all of our significant manufacturing vendors have also achieved ISO 9001 certification.

Employees

As of December 31, 2019, we had 23 employees all of whom are located in the United States, consisting of 14 in research and development and manufacturing operations and 9 in sales, marketing and general and administrative functions.

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

Item 1A.  Risk Factors

The following risks could materially and adversely affect our business, financial condition, cash flows, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Annual Report on Form 10-K, including in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our Consolidated Financial Statements and the related notes in Part II, Item 15.

We have a history of losses and we will need to raise additional capital in the future.

We recorded a net loss of approximately $2.6 million for the year ended December 31, 2019, and ended the period with an accumulated deficit of approximately $238 million. We recorded a net loss of approximately $11.4 million for the year ended December 31, 2018, and ended the period with an accumulated deficit of approximately $236 million. These and prior-year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital during this period. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our IC products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we will need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

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

Our failure to successfully market our products could seriously harm our ability to execute our business strategy and may force us to curtail our research and development plans or existing operations.

Our success depends upon the acceptance of our ICs by equipment suppliers to the cloud networking, security and other systems markets. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has a limited history of manufacturing such ICs. For example, our Accelerator Engine IC products require our customers and their other IC suppliers to implement our proprietary GigaChip chip-to-chip communication protocol, which they may be unwilling to do. In the past, we have experienced reluctance by potential customers to adopt our GigaChip interface. Thus, currently, we do not know whether we will be able to generate adequate profit from making and selling our products.

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

We sell our ICs to OEM customers that include our ICs in their products. Our technology is generally incorporated into products at the design stage, which we refer to as a design win, and which we define as the point at which a customer has made a commitment to build a board against a fixed schematic for its system, and this board will utilize our ICs. As a result, our future revenue depends on our OEM customers designing our ICs into their products, and on those products being produced in volume and successfully commercialized. If we fail to retain our current customers or convince our current or prospective customers to include our ICs in their products and fail to achieve a consistent number of design wins, our results of operations and business will be harmed. In addition, if a current or prospective customer designs a competitor’s offering into its product, it becomes significantly more difficult for us to sell our IC solutions to that customer because changing suppliers involves significant cost, time, effort and risk for the OEM. Even if a customer designs one of our ICs into its product, we cannot be assured that the OEM’s product will be commercially successful over time, or at all, or that we will receive or continue to receive any revenue from that customer. Furthermore, the customer product for which we obtain a design win may be canceled before the product enters production or before or after it is introduced into the market. Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded today. Our lack of capital and uncertainty about our future technology roadmap also may limit our success in achieving additional design wins, as discussed under “We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.”

The design win process is generally a lengthy, expensive and competitive process, with no guarantee of revenue, and, if we fail to generate sufficient revenue to offset our expenses, our business and operating results would suffer.

Achieving a design win is typically a lengthy, expensive and competitive process because our customers generally take a considerable amount of time to evaluate our ICs. In the markets we serve, the time from initial customer engagement to design win to production volume shipments can range from two to three years, though it may take longer for new customers or markets we intend to address. In order to win designs, we are required to both incur design and development costs and dedicate substantial engineering resources in pursuit of a single customer opportunity. Even though we incur these costs we may not prevail in the competitive selection process, and, even if we do achieve a design win, we may never generate sufficient, or any, revenue to offset our development expenditures. Our customers have the option to decide whether or not to put our solutions into production after initially designing our products in the specification. The customer can make changes to its product after a design win has been awarded to us, which can have the effect of canceling a previous design win. This occurred in 2018 when a large customer decided to phase out its use of our products. The delays inherent in our protracted sales cycle increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated revenue. In addition, any change, delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense while generating no revenue.

If our foundries do not achieve satisfactory yields or quality, our cost of net revenue will increase, our operating margins will decline and our reputation and customer relationships could be harmed.

We depend not only on sufficient foundry manufacturing capacity and wafer prices, but also on good production yields (the number of good die per wafer) and timely wafer delivery to meet customer demand and maintain profit margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Our foundry, Taiwan Semiconductor Manufacturing Company, or TSMC, from time to time, experiences manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields, which would harm our revenue or increase our costs. For example, in the past, our foundry produced ICs and met its process specification range but did not meet our customer’s specifications causing us to write off a portion of our production lot. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundry, or defects, integration issues or other performance problems in our ICs, could cause us significant customer relations and business reputation problems, harm our operating results and give rise to financial or other damages to our customers. Our customers might consequently seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

In addition, our 1T-SRAM technology used in our Accelerator Engine products is not available at process nodes below 40 nanometers. To date, we have not developed any memory products below the 40-nanometer process node. To continue the product roadmap for our Accelerator Engine products, we will need to identify a new foundry and/or no longer use our 1T-SRAM technology. We do not consider this to adversely affect our current product offerings, but we expect to face difficulties, delays and increased expense if we transition our products to new processes and potentially to new foundries for future products. For example, we believe any next generation of products will need to be designed using a more advanced process, which would require us to incur significantly high development costs for mask tooling and computer-aided design software. We currently lack the funds to pay for such development costs. Moreover, an inability to continue our product roadmap can adversely affect, and has in the past affected our efforts to win new customers, secure additional design wins and significantly grow our future revenues.

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

Our goal is to increase our total available market by creating high-performance ICs for networking communications and data center systems using our proprietary technology and design expertise. In recent years, this development effort has required that we add headcount and design resources, such as expensive software tools, which has increased our losses from, and cash used in, operations. Due to our limited financial resources, we have been unable to sustain these development efforts and curtailed them in 2017. We may not be successful in our development efforts to bring our ICs to market successfully nor be successful in selling ICs due to various risks and uncertainties, including, but not limited to:

•	a lack of working capital;
•	customer acceptance;
•	adoption of the GCI interface, without which our Accelerator Engine products cannot function;
•	difficulties and delays in our product development, manufacturing, testing and marketing activities;
•	timeliness of new product introductions;
•	the anticipated costs and technological risks of developing and bringing ICs to market;
•	the willingness of our manufacturing partners to assist successfully with fabrication;
•	our ability to qualify our products for mass production and achieve wafer yield levels and the final test results necessary to be price competitive;
•	the availability of quantities of ICs supplied by our manufacturing partners at a competitive cost;
•	our ability to generate the desired gross margin percentages and return on our product development investment;
•	competition from established IC suppliers;
•	the adequacy of our intellectual property protection for our proprietary IC designs and technologies;
•	customer concerns over our financial condition and viability to be a long-term profitable supplier;
•	the vigor and growth of markets served by our current and prospective customers; and
•	our lack of recent experience as a fabless semiconductor company making and selling proprietary ICs.

If we experience significant delays in bringing our IC products to market or if customer adoption of our products is delayed, this could have a material adverse effect on our anticipated revenues in upcoming years due to the potential loss of design wins and future revenues. We could experience significant delays in the future.

Our main objective is the development and sale of our products to cloud networking, security, test and video system providers and their subsystem and component vendors and, if demand for these products does not grow, we may not achieve revenue growth and our strategic objectives.

We market and sell our ICs to cloud networking, communications, data center and other equipment providers and their subsystem and component vendors. We believe our future business and financial success depends on market acceptance and increasing sales of these products. In order to meet our growth and strategic objectives, networking infrastructure OEMs must incorporate our products into their systems and the demand for their systems must grow as well. We cannot provide assurance that sales of our products to these OEMs will increase substantially in the future or that the demand for our customers’ systems will increase. Our future revenues from these products may not increase in accordance with our growth and strategic objectives if, instead, our OEM customers modify their product designs, select products sold by our competitors or develop their own proprietary ICs. Moreover, demand for their products that incorporate our ICs may not grow or result in significant sales of such products due to factors affecting the customers and their business such as industry downturns, declines in capital spending in the enterprise and carrier markets or unfavorable macroeconomic conditions. Thus, the future success of our business depends in large part on factors outside our control, and sales of our products may not meet our revenue growth and strategic objectives.

Our failure to continue to develop new products and enhance our products on a timely basis could diminish our ability to attract and retain customers.

The existing and potential markets for our products are characterized by ever-increasing performance requirements, evolving industry standards, rapid technological change and product obsolescence. These characteristics lead to periodic changes in customer requirements, shorter product life cycles and changes in industry demands and mandate new product introductions and enhancements to maintain customer engagements and design wins. In order to attain and maintain a significant position in the market, we will need to continue to enhance and evolve our products and the underlying proprietary technologies in anticipation of these market trends although we do not have a large engineering staff.

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

Our ICs have a lengthy sales cycle, ranging from six to 24 months from the date of our initial proposal to a prospective customer until the date on which the customer confirms that it has designed our product into its system. An even lengthier period could ensue before we would know the volume of products that such customer will, or is likely to, order. A number of factors can contribute to the length of the sales cycle including technical evaluations of our products by the customers, the design process required to integrate our products into the customers’ products and the timing of the customers’ new product announcements. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of this lengthy sales cycle, the recording of revenues from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter. We cannot provide any assurances that our efforts to build a strong and profitable business based on the sale of ICs will succeed. If these efforts are not successful, in light of the substantial resources that we have invested, our future operating results and cash flows could be materially and adversely affected.

The semiconductor industry is cyclical in nature and subject to periodic downturns, which can negatively affect our revenue.

The semiconductor industry is cyclical and has experienced pronounced downturns for sustained periods of up to several years. To respond to any downturn, many semiconductor manufacturers and their customers will slow their research and development activities, cancel or delay new product developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies. As a result, our business has been in the past and could be adversely affected in the future by an industry downturn which could negatively impact our future revenue and profitability. Also, the cyclical nature of the semiconductor industry may cause our operating results to fluctuate significantly from year-to-year.

We expect our royalty revenues to decrease compared with our historical results, and there is no guarantee revenues from our IC products will replace these lost revenues in the near future.

We are no longer actively pursuing new license arrangements for our 1T-SRAM technologies, and, as a result, our royalty and other revenues in 2018 declined when compared with prior years. In addition, the production volumes of the current royalty-bearing products shipped by our licensees are expected to decrease; therefore we expect our royalty revenue to decrease in 2020 and future periods. Historically, royalties have generated a 100% gross margin, and any decrease in royalties adversely affects our gross margin, operating results and cash flows.

Our revenue has been highly concentrated among a small number of customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue.  For the year ended December 31, 2019, our three largest customers represented 30%, 17% and 14% of total revenue, respectively. For the year ended December 31, 2018, our three largest customers represented 32%, 18% and 18% of total revenue, respectively. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

As a result of this revenue concentration, our results of operations could be adversely affected by the decision of a single key customer to cease using our technology or products or by a decline in the number of products that incorporate our technology that are sold by a single licensee or customer or by a small group of licensees or customers.

Our revenue concentration may also pose credit risks which could negatively affect our cash flow and financial condition.

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. As of December 31, 2019, four customers represented 85% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations.

Our products must meet exact specifications and defects and failures may occur, which may cause customers to return or stop buying our products.

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

We sell our IC products pursuant to individual purchase orders rather than long-term purchase commitments. Therefore, we will rely on estimated demand forecasts, based upon input from our customers, to determine how much product to manufacture. Because our sales are based primarily on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no notice to us. For these reasons, we will generally have limited visibility regarding our customers’ product needs. In addition, the product design cycle for networking OEMs is lengthy and it may be difficult for us to accurately anticipate when they will commence commercial shipments of products that include our ICs.

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

If we overestimate customer demand for our products, we may purchase products from our manufacturers that we cannot sell. Conversely, if we underestimate customer demand or if sufficient manufacturing and testing capacity are unavailable, we would forego revenue opportunities and could lose market share in the markets served by our products and could incur penalty payments under our customer purchase agreements. In addition, our inability to meet customer requirements for our products could lead to delays in product shipments, force customers to identify alternative sources and otherwise adversely affect our ongoing relationships with our customers.

We depend on contract manufacturers for a significant portion of our revenue from the sale of our IC products.

Many of our current and prospective OEM customers use third party contract manufacturers to manufacture their systems and these contract manufacturers purchase our products directly from us on behalf of the OEMs. Although we expect to work with our OEM customers in the design and development phases of their systems, these OEMs often give contract manufacturers some authority in product purchasing decisions. If we cannot compete effectively for the business of these contract manufacturers, or if any of the contract manufacturers that work with our OEM customers experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. For example, if a contract manufacturer becomes subject to bankruptcy proceedings, we may not be able to obtain our products held by the contract manufacturer or recover payments owed to us by the contract manufacturer for products already delivered to the contract manufacturer. If we are unable to persuade contract manufacturers to purchase our products, or if the contract manufacturers are unable to deliver systems with our products to OEMs on a timely basis, our business would be adversely affected.

We rely on independent foundries and contractors for the manufacture, assembly, testing and packaging of our integrated circuits, and the failure of any of these third parties to deliver products or otherwise perform as requested could damage our relationships with our customers and harm our sales and financial results.

As a fabless semiconductor company, we rely on third parties for substantially all of our manufacturing operations. We depend on these parties to supply us with material in a timely manner that meets our standards for yield, cost and quality. We do not have long-term supply contracts with any of our suppliers or manufacturing service providers, and therefore they are not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price except as may be provided in a particular purchase order. Any problems with our manufacturing supply chain could adversely impact our ability to ship our products to our customers on time and in the quantity required which in turn could damage our customer relationships and impede market acceptance of our IC solutions.

Our third-party wafer foundries and testing and assembly vendors are located in regions at high risk for earthquakes and other natural disasters. Any disruption to the operations of these foundries and vendors resulting from earthquakes or other natural disasters could cause significant delays in the development, production, shipment and sales of our IC products.

TSMC, which manufactures our products, is located in Asia, as are other foundries we may use in the future. Our vendors that provide substrates and wafer sorting and handle the testing of our products are headquartered in either Asia or the San Francisco Bay Area of California. Our primary manufacturing operations are located in San Jose, California. The risk of an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. The occurrence of earthquakes or other natural disasters could result in the disruption of the wafer foundry or assembly and test capacity of the third parties that supply these services to us and may impede our research and development efforts as well as our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all.

We face risks related to health epidemics which could adversely affect our business and results of operations.

Our business could be materially adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in China, known as COVID-19. We rely on TSMC and other suppliers, manufacturers and subcontractors located in nearby Taiwan for the manufacturing of our products. The effects of this outbreak could include disruptions or restrictions on our employees’ ability to travel in Asia and other affected regions, as well as temporary closures of the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations.

Any claim that our products or technology infringe third party intellectual property rights could increase our costs of operation and distract management and could result in expensive settlement costs or the discontinuance of our technology licensing or product offerings. In addition, we may incur substantial litigation expense which would adversely affect our profitability.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions which has resulted in often protracted and expensive litigation. We are not aware of any third party intellectual property that our products or technology would infringe. However, like many companies of our size with limited resources, we have not searched for all potentially applicable intellectual property in the public databases. It is possible that a third party now has, or may in the future obtain, patents or other intellectual property rights that our products or technology may now, or in the future, infringe. Our licensees and IC customers, or we, might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights of others. Litigation against us can result in significant expense and divert the efforts of our technical and management personnel whether or not the litigation has merit or results in a determination adverse to us.

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

We might not be able to protect and enforce our intellectual property rights which could impair our ability to compete and reduce the value of our technology.

Our technology is complex and is intended for use in complex ICs and networking systems. Our licensees’ products utilize our embedded memory and/or interface technology and a large number of companies manufacture and market these products. Because of these factors, policing the unauthorized use of our intellectual property is difficult and expensive. We cannot be certain that we will be able to detect unauthorized use of our technology or prevent other parties from designing and marketing unauthorized products based on our technology. In the event we identify any past or present infringement of our patents, copyrights or trademarks, or any violation of our trade secrets, confidentiality procedures or licensing agreements, we cannot assure you that the steps taken by us to protect our proprietary information will be adequate to prevent misappropriation of our technology. Our inability to adequately protect our intellectual property would reduce significantly the barriers of entry for directly competing technologies and could reduce the value of our technology. Furthermore, we might initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by us could result in significant expense and divert the efforts of our technical and management personnel whether or not such litigation results in a determination favorable to us.

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

Our business has been dependent to a significant degree upon the services of a small number of executive officers and technical employees. The loss of key personnel could negatively impact our technology development efforts, our ability to deliver products under our existing agreements, maintain strategic relationships with our partners and obtain new customers. We generally have not entered into employment or non-competition agreements with any of our employees and do not maintain key-man life insurance on the lives of any of our key personnel.

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

We are a “smaller reporting company,” and are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

If we fail to maintain compliance with the continued listing requirements of the Nasdaq Stock Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock currently trades on the Nasdaq Stock Market under the symbol “MOSY.” This market has continued listing standards that we must comply with in order to maintain the listing of our common stock. The continued listing standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35.0 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and fluctuating stock price directly impact our ability to satisfy these continued listing standards. In the event we are unable to maintain these continued listing standards, our common stock may be subject to delisting from the Nasdaq Stock Market.

If we were to be delisted, we would expect our common stock to be traded in the over-the-counter market which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;
•	a reduced amount of analyst coverage;
•	a decreased ability to issue additional securities or obtain additional financing in the future;
•	reduced liquidity for our stockholders;
•	potential loss of confidence by customers, collaboration partners and employees; and
•	loss of institutional investor interest.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in San Jose, California. We currently occupy approximately 10,000 square feet of space in the San Jose facility, and the lease extends through October 2020. We believe that our existing facility is adequate to meet our current needs.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the NASDAQ Stock Market under the symbol MOSY.

Holders of Record

As of December 31, 2019, there were three holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

Our strategy and primary business objective is to be a profitable IP-rich fabless semiconductor company offering ICs and related software and IP that deliver unparalleled memory bandwidth and access rate performance for high-performance data processing in cloud networking, communications, security appliances, video, test and monitoring, and data center systems.  Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our primary product line is marketed under the Accelerator Engine name and comprises our Bandwidth Engine and Programmable HyperSpeed Engine IC products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.  Our second-generation Bandwidth Engine, or Bandwidth Engine 2, products are expected to be our primary revenue source through at least 2021, and we expect these products to continue to generate significant revenue thereafter.  As we are not developing new IC products, from a product development perspective, we continue to leverage our current technologies and core competencies to expand our product offerings without incurring significant additional R&D expenses. Recently, we announced our new Software Accelerator product line consisting of software and IP available for license. This new product line will include multiple function accelerator platform products, which target specific application functions and will use a common software interface to allow performance scalability over multiple hardware environments. These function accelerator platform products are hardware agnostic and operate with or without one of our Accelerator Engine ICs. This software-defined, hardware-accelerated platform architecture utilizes an internally developed graphical memory engine architecture to provide flexible data classification and analysis capability. We believe the technology will generate new opportunities that require less up-front architectural changes by system designers and provide a scalable performance roadmap of options using our Accelerator Engine ICs. We expect our initial software accelerator products to be available for license in the first half of 2020. Despite our limited new IC product development efforts, we believe our current hardware and software/firmware product portfolio positions us for future growth and profitability.  We will continue to seek third-party funding for new product development efforts.

We incurred net losses of approximately $2.6 million and $11.4 million for the years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit of approximately $238 million as of December 31, 2019.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

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

Revenue Recognition

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and all its related amendments (“ASC 606”), on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. The comparative information for 2017 has not been recast and continues to be reported under the accounting standards in effect for that period. See Note 1 to the consolidated financial statements in Item 15 of this report for an additional description of our recognition of the cumulative effect upon the adoption of ASC 606.

We generate revenue primarily from sales of IC products and licensing of our intellectual property. Revenues are recognized when control is transferred to customers in amounts that reflect the consideration we expect to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

IC products

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied.

The majority of our contracts have a single performance obligation to transfer products. Accordingly, we recognize revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products and is generally based upon a negotiated, formula, list or fixed price. We sell our products both directly to customers and through distributors generally under agreements with payment terms typically 60 days or less.

We may record an estimated allowance, at the time of shipment, for future returns and other charges against revenue consistent with the terms of sale.

Royalty and other

Our licensing contracts typically provide for royalties based on the licensee’s use of our memory technology in its currently shipping commercial products. With the adoption of ASC 606 in January 2018, we estimate our royalty revenue in the calendar quarter in which the licensee uses the licensed technology.  Payments are received in the subsequent quarter

Fair Value Measurements of Financial Instruments

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

We performed our annual test for goodwill impairment as of September 1, 2019, and, due to a decrease in the price per share of our common stock, the test results indicated the goodwill carrying value was greater than its implied fair value. Further, the Company concluded a triggering event had occurred due to the sustained decrease in the price per share of its common stock and related reduced market capitalization as of September 30, 2019 and performed an additional test for impairment of its goodwill asset resulting in further indication that the goodwill carrying value was still greater than its implied fair value. As a result of both of these tests, the Company recorded non-cash impairment charges of $0.4 million during the third quarter of 2019.  As a result of these charges, the Company’s goodwill balance was reduced to zero as of September 30, 2019.

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

Results of Operations

Net Revenue

	Years Ended December 31,			Year-Over-Year Change
	2019	2018	2017	2018 to 2019		2017 to 2018
	(dollar amounts in thousands)
Product	$9,377	$15,053	$7,833	$(5,676)	(38)%	$7,220	92%
Percentage of total net revenue	93%	91%	89%

Product revenue decreased in 2019 compared with 2018 due to reduced shipments of our Bandwidth engine products.  Specifically, we completed final shipments of our Bandwidth Engine 1 product in the first half of 2019 and experienced reduced shipments to some of our large Bandwidth Engine 2 IC customers.  The increase from 2017 to 2018 was due to increased volume of shipments for our ICs, mainly Bandwidth Engine products, as additional customer design wins commenced production.

	Years Ended December 31,			Year-Over-Year Change
	2019	2018	2017	2018 to 2019		2017 to 2018
	(dollar amounts in thousands)
Royalty and other	$709	$1,547	$1,009	$(838)	(54)%	$538	53%
Percentage of total net revenue	7%	9%	11%

Royalty and other revenue primarily comprises revenue generated from licensing agreements. The decrease from 2018 to 2019 was primarily due to a reduction in revenue from a one-time license and service agreement entered into in 2017 for our analog technology. The increase from 2017 to 2018 was primarily due to a one-time license and service agreement entered into in 2017 for our analog technology, partially offset by a decline in royalty revenue.

Cost of Net Revenue and Gross Profit

	Years Ended December 31,			Year-Over-Year Change
	2019	2018	2017	2018 to 2019		2017 to 2018
	(dollar amounts in thousands)
Cost of net revenue	$3,931	$6,346	$4,694	$(2,415)	(38)%	$1,652	35%
Percentage of total net revenue	39%	38%	53%

	Years Ended December 31,			Year-Over-Year Change
	2019	2018	2017	2018 to 2019		2017 to 2018
	(dollar amounts in thousands)
Gross profit	$6,155	$10,254	$4,148	$(4,099)	(40)%	$6,106	147%
Percentage of total net revenue	61%	62%	47%

In each of 2019, 2018 and 2017, cost of net revenue primarily consisted of direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased in 2019 from 2018 due to decreased product shipments.  The increase in 2018 from 2017 was primarily due to the increase in material and production costs related to our increased IC shipments, partially offset by inventory write-downs recorded in 2017.

Gross profit decreased from 2018 to 2019 primarily due to the decrease in IC shipments and the decrease in our royalty and other revenue, which generally has no associated costs.  Gross profit increased from 2017 to 2018 primarily due to the increase in IC shipments and improved manufacturing efficiencies and reduced material purchase prices as well as the increase in royalty and other revenues, which generally have little to no associated cost.

Research and Development

	Years Ended December 31,			Year-Over-Year Change
	2019	2018	2017	2018 to 2019		2017 to 2018
	(dollar amounts in thousands)
Research and development	$4,182	$4,129	$8,158	$53	1%	$(4,029)	(49)%
Percentage of total net revenue	41%	25%	92%

Our research and development expenses include costs related to the development of our IC and software acceleration products. We expense research and development costs as they are incurred.

Research and development expenses increased slightly in 2019 compared with 2018 primarily due to increased personnel costs and higher development expenses for our Bandwidth Engine 3 and LineSpeed products in the first half of the year, which were offset by a decrease in depreciation and amortization expenses.  The decrease in 2018 compared with 2017 was primarily due to our restructuring activities in 2017 that resulted in a significant decrease in headcount and related salaries and expenses and lower computer-aided software license fees, backend, depreciation and equipment rental charges.

Research and development expenses included stock-based compensation expenses of $0.1 million, $0.3 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. We expect that total research and development expenses will remain consistent in 2020.

Selling, General and Administrative (SG&A)

	Years Ended December 31,			Year-Over-Year Change
	2019	2018	2017	2018 to 2019		2017 to 2018
	(dollar amounts in thousands)
SG&A	$4,016	$4,095	$4,702	$(79)	(2)%	$(607)	(13)%
Percentage of total net revenue	40%	25%	53%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

Selling, general and administrative expenses decreased slightly for 2019, compared with the prior year, primarily as a result of reduced legal, sales commissions and stock based compensation expenses, offset by increased consulting fees and advertising and promotion.

Selling, general and administrative expenses decreased for 2018, compared with the prior year, primarily as a result of our 2017 restructuring activities, which resulted in a decrease in related salaries and expenses, as well as a decrease in franchise taxes.

Selling, general and administrative expenses included stock-based compensation expense of $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. We expect total selling, general and administrative expenses to increase in 2020 due to increased sales and marketing efforts, as we expand our sales channels.

Impairment of Goodwill

	Years Ended December 31,			Year-Over-Year Change
	2019	2018	2017	2018 to 2019		2017 to 2018
	(dollar amounts in thousands)
Impairment of goodwill	$420	$12,856	$—	$(12,436)	(97)%	$12,856	—
Percentage of total net revenue	4%	77%	0%

In 2019 and 2018, we recorded goodwill impairment charges. See Note 1 of the consolidated financial statements in Item 15 of this Report for additional disclosure.

Interest expense

	Years Ended December 31,			Year-Over-Year Change
	2019	2018	2017	2018 to 2019		2017 to 2018
	(dollar amounts in thousands)
Interest expense	$220	$582	$927	$(362)	(62)%	$(345)	(37)%
Percentage of total net revenue	2%	4%	10%

Interest expense is incurred on our senior secured convertible notes.  We have paid all accumulated interest since issuance of the convertible notes in March 2016 in-kind through the issuance of new senior-secured convertible notes subject to the same terms and conditions. See Note 11 in the consolidated financial statements in Item 15 of this Report for additional disclosure.

Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and short-term investments totaling $6.4 million compared with cash and cash equivalents of $7.1 million as of December 31, 2018. We believe that cash generated from our liquidity sources will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

In 2019, we used $0.7 million in cash from operating activities, which primarily resulted from the net loss of $2.6 million, adjusted for non-cash charges and gains, which included goodwill impairment of $0.4 million, stock-based compensation expenses of $0.3 million, depreciation and amortization expenses of $0.2 million, accrued interest of $0.2 million, and changes to operating assets and liabilities of approximately $0.8 million. The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers and payments to vendors, including decreases in inventory.

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

The majority of net cash used in investing activities in 2019 was due to the purchase of short-term investments of $1.6 million, which did not affect our liquidity, partially offset by proceeds from the maturities of short-term investments of $1.3 million.  The majority of net cash provided by investing activities in 2017 was due to the proceeds from the maturities of marketable securities of $2.6 million, partially offset by the purchase of marketable securities of $1.6 million which did not affect our liquidity. The remaining investing activities in 2019, 2018 and 2017 consisted of $0.1 million, $0.1 million and $0.3 million, respectively, expended for purchases of fixed assets.

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

Working Capital

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes. We expect our cash expenditures to exceed receipts in 2020, as our revenues will not be sufficient to offset our working capital requirements. We incurred net losses of approximately $2.6 million and $11.4 million for the years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit of approximately $238 million as of December 31, 2019.  These and prior year losses have resulted in significant negative cash flows for more than a decade and have required us to raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions. In March 2016, we entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of $8.0 million principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the Notes), at par, in a private placement transaction.  Accrued interest was payable semi-annually in cash or in-kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. Through February 15, 2020, the Company had made the interest payments in-kind through the issuance of additional notes totaling approximately $2.3 million. In October 2018, we used proceeds received in an equity offering to repay $7.4 million of the Notes. As of December 31, 2019, the outstanding balance of the Notes approximated $2.9 million.

Additionally, pursuant to amendments to the Notes and related loan documents effective in 2018, the interest rate was reduced to 8%, the maturity date of the Notes was extended to August 15, 2023, the optional conversion price has been reduced from $170.00 of Note principal per share of common stock to $11.434 of Note principal per share of common stock, and the redemption purchase price in the event of certain transactions, such as an acquisition, has been reduced from 120% to 100% of the total amount of debt to be redeemed. The Notes restrict our ability to incur any indebtedness for borrowed money, unless such indebtedness by its terms is expressly subordinated to the Notes in right of payment and to the security interest of the Note holder(s) in respect to the priority and enforcement of any security interest in our property securing such new debt; provided that the Note holder(s) security interest and cash payment rights under the Notes shall be subordinate to a maximum of $5 million of indebtedness for a secured accounts receivable line of credit facility under certain conditions. (See Note 11 to the consolidated financial statements included in Item 15 of this Report.)

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our consolidated financial statements for the years ended December 31, 2019, 2018 or 2017.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of our directors and certain information about each of them are set forth below.

Name	Age	Position(s) with the Company
Daniel Lewis	71	President and Chief Executive Officer
Scott Lewis(1)	64	Director
Robert Y. Newell(1)(2)	71	Director
Daniel J. O'Neil(1)(2)	49	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

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

The names of our executive officers and certain information about them are set forth either above or below, as the case may be:

Name	Age	Position(s) with the Company
Daniel Lewis	71	President and Chief Executive Officer
James W. Sullivan	51	Vice President of Finance and Chief Financial Officer

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 filed during 2019 (and any written representations to us by such persons), we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2019 except that James Sullivan failed to timely file a Form 4 in August 2019.

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

Scott Lewis, Daniel J. O’Neil, and Robert Y. Newell are the current members of the Audit Committee. All are independent, as determined in accordance with Rule 5605(a)(2) of the Nasdaq listing rules and Rule 10A‑3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. O’Neil serves as the chairman and has been designated by the board of directors as the “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S‑K under the Securities Act of 1933, as amended, and the Exchange Act. That status does not impose duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on him as a member of the Audit Committee and the board of directors, however. The Audit Committee has delegated authority to Mr. O’Neil for review and pre-approval of services proposed to be provided by our independent registered public accounting firm.

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

Nominations Process

We do not have a nominating committee, as we are a small company and currently only have four directors. Instead of having such a committee, our board of directors historically has appointed all of the independent directors on our board to search for and evaluate qualified individuals to become nominees for director and board committee members. The independent directors recommend candidates for nomination for election or reelection at each annual meeting of stockholders and, as necessary, to fill vacancies and newly created directorships, and evaluate candidates for appointment to and removal from committees. The independent directors operate in this capacity under authority granted by resolution of the board of directors, rather than by charter.

When new candidates for our board of directors are sought, the independent directors evaluate each candidate for nomination as a director within the context of the needs and the composition of the board of directors as a whole.  The independent directors conduct any appropriate and necessary inquiries into the backgrounds and qualifications of candidates. When evaluating director nominees, our board of directors generally seeks to identify individuals with diverse, yet complementary business backgrounds. Although we have no formal policy regarding diversity, our directors consider both the personal characteristics and experience of director nominees, including each nominee’s independence, diversity, age, skills, expertise, time availability and industry background in the context of the needs of the board of directors and the Company. The board of directors believes that director nominees should exhibit proven leadership capabilities and experience at a high level of responsibility within their chosen fields, and must have the experience and ability to analyze the complex business issues facing us, and specifically, the issues inherent in the semiconductor industry. In addition to business expertise, the board of directors requires that director nominees have the highest personal and professional ethics, integrity and values and, above all, are committed to representing the long-term interests of our stockholders and other stakeholders. To date, we have not paid any fee to a third party to assist in the process of identifying or evaluating director candidates. Our independent directors will consider candidates for nomination as director who are recommended by a stockholder and will not evaluate any candidate for nomination for director differently because the candidate was recommended by a stockholder. To date, we have not received or rejected any suggestions for a director candidate recommended by any stockholder or group of stockholders owning more than 5% of our common stock. The recommendation must include the information specified in our bylaws for stockholder nominees to be considered at an annual meeting, including the following:

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
•

Information regarding the nominee that would be required to be included in our proxy statement by the rules of the SEC, including the nominee’s age, business experience for the past five years and any other directorships held by the nominee.

The information listed above is not a complete list of the information required by our bylaws. The secretary will forward any timely recommendations containing the required information to our independent directors for consideration.

Item 11.  Executive Compensation

The information presented below has been modified to reflect the impact of a 1-for-20 reverse stock split effected in August 2019.  See Note 1 of the consolidated financial statements in Item 15 of this Report for further discussion of the reverse stock split.

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

The compensation received by our named executive officers in fiscal year 2019 is set forth in the Summary Compensation Table, below. For 2019, the named executive officers included Daniel Lewis, President and Chief Executive Officer, and James Sullivan, Vice President of Finance and Chief Financial Officer.

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

In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. Our widespread use of long‑term compensation consisting of stock options and restricted stock units (RSUs) focuses recipients on the achievement of our longer‑term goals and conserves cash for other operating expenses. For example, the RSUs granted to our executives in 2019 vest in increments over three years, while stock options granted to our executives in 2019 vest over 36 months from the date of grant. The Compensation Committee does not believe that these awards encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the use of multi‑year vesting schedules helps to align our employees’ interests even more closely with those of our long‑term investors.

Base Salary

Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. The Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2019.   In 2019, there were no changes to the base salaries paid to our named executive officers.

Annual Incentive Compensation

The Compensation Committee did not authorize any incentive compensation for the named executive officers in 2019.

Equity Awards

Although we do not have a mandated policy regarding the ownership of shares of common stock by officers and directors, we believe that granting equity awards to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. Our 2019 Stock Incentive Plan (the “Equity Plan”), which was approved by our stockholders and became effective in August 2019, enables us to grant equity awards, as well as other types of stock-based compensation, to our executive officers and other employees. The Compensation Committee reviews and approves all equity awards granted under the Equity Plan to the named executive officers. We grant equity awards to achieve retention and motivation:

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

Typically, when we hire an executive, the options vest with respect to one-fourth of the total number of shares subject to the grant on the first anniversary of the grant date and with respect to 1/48th of the shares monthly thereafter. The options granted to executives in connection with annual performance reviews typically vest monthly over a three-to-four-year period, and RSUs granted typically vest annually over a period of from one-to-three years, as the Compensation Committee may decide. As matters of policy and practice we grant stock options with an exercise price equal to fair market value, although the Equity Plan allows us to use a different exercise price. In determining fair market value, we use the closing price of the common stock on the Nasdaq, on the grant date.

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

Accounting and Tax Considerations

Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction to publicly-held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. The Tax Cuts and Jobs Act repealed the performance-based exception to the deduction limit for remuneration that is deductible in tax years commencing after December 31, 2017. However, certain remuneration is specifically exempt from the deduction limit under a transition rule to the extent that it is "performance-based," as defined in Section 162(m) of the Code, and subject to a "written binding contract" in effect as of November 2, 2017 that is not later modified in any material respect. We endeavor to award compensation that will be deductible for income tax purposes, though other factors will also be considered. None of the compensation paid to our covered executive officers for the year ended December 31, 2019 that would be taken into account for purposes of Section 162(m) exceeded the $1 million limitation for 2019. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) of the Code and the regulations issued thereunder, including the uncertain scope of the transition relief under the Tax Cuts and Jobs Act, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) of the Code in fact will satisfy such requirements. Our Compensation Committee may authorize compensation payments that do not comply with the exemptions to Section 162(m) when we believe that such payments are appropriate to attract and retain executive talent.

Say-on-Pay

In 2017, we gave our stockholders an opportunity to provide feedback on our executive compensation through an advisory vote at our annual stockholder meeting. Stockholders were asked to approve, on an advisory basis, the compensation paid to our named executive officers. A majority of stockholders indicated approval of the compensation of the named executive officers, with approximately 90% of the shares that voted on such matter voting in favor of the proposal. Additionally, stockholders were asked to approve, on an advisory basis, in favor of having a stockholder vote to approve the compensation of the Company's named executive officers every three years. A majority of stockholders indicated approval of having a stockholder vote to approve the compensation of the Company's named executive officers every three years, with approximately 60% of the shares that voted on such matter voting in favor of the proposal. Based on these results and consistent with the previous recommendation and determination of its board of directors, the Company will hold non-binding advisory votes on executive compensation every three years until the next vote on the frequency of the stockholder advisory vote on executive compensation.  At the 2020 annual meeting of stockholders, our stockholders will be asked to approve, on an advisory basis, the compensation paid to our named executive officers.

In light of the results of the advisory vote, the Compensation Committee continued to apply principles that were substantially similar to those applied historically in determining compensation policies and decisions and did not make any significant changes to executive compensation decisions and policies with respect to 2019 executive compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal years 2019 and 2018 for each of our named executive officers.

Name and principal position	Year	Salary ($)	Stock Option Awards ($)(1)		Restricted Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		Total ($)
Daniel Lewis	2019	250,000	153,000		88,200				491,200
Chief Executive Officer & President	2018	99,432	3,350	(2)	23,200	(2)			125,982
James Sullivan	2019	244,793	52,960		32,340				330,093
Chief Financial Officer & Vice President of Finance	2018	248,496	—		—		56,175	(3)	304,671

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

(2)	Granted in his capacity as a director, prior to his hire as our chief executive officer in August 2018.
(3)	Earned as a bonus in 2018.

GRANTS OF PLAN-BASED AWARDS

The following table provides information on plan-based awards granted in 2019 to each of the named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Daniel Lewis	2/6/2019	22,500	15,000	3.92	147,000
Daniel Lewis	11/20/2019	—	60,000	1.57	94,200
James Sullivan	2/6/2019	8,250	5,500	3.92	53,900
James Sullivan	11/20/2019	—	20,000	1.57	31,400

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2019.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date(1)	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)
Daniel Lewis	2,667	(2)	1,333	—	15.00	10/19/2023	—		—
	667	(3)	333	—	25.60	1/4/2024	—		—
	4,167	(4)	10,833	—	3.92	2/6/2029	—		—
	1,667	(5)	58,333	—	1.57	11/20/2029	—		—
	—		—	—	—	—	18,750	(6)	33,094	(7)
James Sullivan	300	(8)	—	—	410.00	3/30/2025	—		—
	614	(9)	175	—	144.00	8/23/2026	—		—
	1,528	(4)	3,972	—	3.92	2/6/2029	—		—
	556	(5)	19,444	—	1.57	11/20/2029	—		—
	—		—	—	—	—	6,875	(6)	12,134	(7)

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

(4)	The stock option was granted on February 6, 2019, and the shares subject to this option vest monthly over three years subject to continued service as an employee, director or consultant.
(5)	The stock option was granted on November 20, 2019, and the shares subject to this option vest monthly over three years subject to continued service as an employee, director or consultant.
(6)

The shares subject to each restricted stock unit grant vest on each semi-annual anniversary over a three-year period commencing on February 6, 2019 subject to continued employment (or service as a director or consultant).

(7)	The amount is calculated using the Company’s closing price of $1.765 per share of common stock on December 31, 2019.
(8)	The stock option was granted on March 30, 2015, and the shares subject to this option vest monthly over 48 months subject to continued employment (or service as a director or consultant).
(9)

In August 2016, officers tendered their eligible options and received new options at a rate of 1 replacement option share for each 1.75 option shares tendered. The stock option was granted on August 23, 2016, and the shares subject to this option vest monthly over 48 months subject to continued employment (or service as a director or consultant).

OPTION EXERCISES AND STOCK VESTED

The following table sets forth the number of shares acquired and aggregate dollar amount realized pursuant to the vesting of stock awards by our named executive officers during 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Daniel Lewis	—	—	4,750	15,173
James Sullivan	—	—	1,355	4,434

(1)	The aggregate dollar value realized upon vesting represents the closing price of a share of common stock on the Nasdaq at the date of vesting, multiplied by the total number of shares vested.

Employment and Change-in-control Arrangements and Agreements

Our Executive Change-in-Control and Severance Policy (the “Policy”) provides benefits that are intended to encourage the continued dedication of our executive officers and to mitigate potential disincentives to the consideration of a transaction that would result in a change in control, particularly where the services of our named executive officers may not be required by a potential acquirer.  The Policy provides for benefits for our named executive officers in the event of a “Change-in-Control,” which is generally defined as:

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

The information below describes the severance benefits payable to our named executive officers under the Policy as if the Policy had been in effect and a Change‑in‑Control occurred on December 31, 2019, and the employment of each of our named executive officers was terminated without cause immediately following the Change‑in‑Control:

Name	Base Salary($)(1)	Incentive Plans($)(2)	Continuation of Benefits($)(3)	Stock Option Vesting($)(4)	Stock Award Vesting($)(5)	Total($)
Daniel Lewis	250,000	—	22,355	11,375	33,094	316,824
James Sullivan	250,000	31,075	22,355	3,792	12,170	319,392

(1)	Represents cash severance payments based on the executive’s salary at December 31, 2019, in an amount equal to one year of his base salary.
(2)	Represents the average of executive’s annual performance incentive payments in the preceding three years.
(3)	Represents the aggregate amount of all premiums payable for the continuation of the executive’s health benefits for one year, based on the amounts of such premiums at December 31, 2019.
(4)

The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change‑in‑Control. The intrinsic value per share would be calculated as the excess of the closing price of the common stock on Nasdaq of $1.765 on December 31, 2019 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purposes of these calculations.

(5)

The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change‑in‑Control. The intrinsic value per share is considered as the closing price of the common stock on Nasdaq of $1.765 on December 31, 2019.

If a Change‑in‑Control occurred on December 31, 2019, under the Policy, the following numbers of option and award shares would have vested immediately as a result of acceleration on December 31, 2019:

Name	Number of Accelerated Option and Award Shares
Daniel Lewis	89,582
James Sullivan	30,486

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

Director Compensation

The following table summarizes the compensation we paid to our non-employee directors in 2019:

Name	Fee Compensation ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)(2)	All Other Compensation	Total ($)
Scott Lewis	30,000	3,540	14,010	—	47,550
Robert Y. Newell	31,500	3,540	14,010	—	49,050
Daniel O'Neil	33,000	3,540	—	—	36,540

(1)

Award amounts reflect the aggregate grant date fair value with respect to awards granted during the years indicated, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option and stock awards are set forth in the notes to the consolidated financial statements included in item 15 of this Report. These amounts do not reflect actual compensation earned or to be earned by our named executive officers. Restricted stock award amounts consist of: awards granted to Messrs. Lewis, Newell and O’Neil on February 6, 2019 to purchase 1,000 shares each.

(2)	As of December 31, 2019, our non-employee directors each held outstanding options to purchase 5,000 of shares of our common stock.

Director Fee Compensation

The challenges our business has faced have made it challenging for us to attract new non-employee directors. Nasdaq and SEC regulations require that a majority of the directors on our board of directors and its committees be independent, non-employee directors, as defined by each entity. We pay the following annual cash retainer fees, payable in quarterly installments, to our non-employee directors for their service on our board of directors and, as applicable, for service as chairperson of a committee of our board of directors:

•	$30,000 for service on the board of directors;
•	$3,000 for service as chairperson of the Audit Committee; and
•	$1,500 for service as chairperson of the Compensation Committee.

Director Equity Compensation

In August 2019, the Company’s stockholders approved the 2019 Stock Incentive Plan (the “2019 Plan”).

The 2019 Plan permits the board of directors to establish by resolution the number of shares, up to a maximum of 2,000 each year for each non-employee director, to be covered by annual option grants or other awards for each year of service on our board. The 2019 Plan further provides that each non-employee director may be granted an award to acquire up to 6,000 shares upon his or her initial appointment or election to our board. The shares covered by these awards vest over a three year period at the rate of one third of the total number of shares each year, subject to the non-employee director’s continuous service on the board. The 2019 Plan also permits a disinterested majority of the board of directors, in its discretion, to authorize additional shares to be awarded or granted to committee chairs and other non-employee directors for extraordinary service on the board.

The exercise price per share under each option grant is equal to the fair market value of a share of our common stock on the date of grant on the principal trading market for our common stock at the time of grant, which is the Nasdaq Capital Market, or the Nasdaq. In the event of a merger, sale of substantially all of our assets or similar transaction, vesting of all director options would accelerate as to 100% of the unvested shares subject to the award.

In recent years, our basic annual service award to a non-employee director has been a restricted stock unit award for 1,000 shares of common stock. In 2019, the board of directors once again determined that this was an appropriate award size. In October 2019, we awarded restricted stock units for 1,000 shares to each of Messrs., S. Lewis, Newell and O’Neil. These awards vest and become non-forfeitable on August 23, 2020, or, if earlier on the date of the 2020 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 1, 2020 concerning the ownership of our common stock by:

•	each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);
•	each of our directors;
•	each of the named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of March 1, 2020 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,314,512 shares of common stock outstanding as of March 1, 2020.

Unless otherwise stated, the business address of each of our directors and named executive officers listed in the table is 2309 Bering Drive, San Jose, California 95131.

	Amount and Nature of Beneficial Ownership
Name and principal position	Number of Shares Beneficially Owned (Excluding Outstanding Options)(1)		Number of Shares Issuable on Exercise of Outstanding Options or Convertible Securities(2)		Percent of Class
Hudson Bay Capital Management LP	—		241,681	(3)	9.45%
777 Third Avenue New York, NY 10017
Ingalls & Snyder LLC	314,423	(4)	—		13.58%
1325 Avenue of the Americas New York, NY 10019
Ingalls & Snyder Value Partners, L.P.	—		314,124	(5)	11.95%
1325 Avenue of the Americas New York, NY 10019
Iroquois Capital Investment Group LLC	—		133,333	(6)	5.45%
641 Lexington Avenue New York, NY 10022

Directors and Officers:
Daniel Lewis	11,000		17,500		1.22%
Scott Lewis	1,000		1,667		*
Robert Y. Newell	4,000		1,667		*
Daniel J. O'Neil	2,000		3,333		*
James Sullivan	3,321		6,003		*
All current directors and executive officers as a group (5 persons)	21,321		30,170		2.18%

*	Represents holdings of less than one percent.
(1)	Excludes shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of March 1, 2020.
(2)	Represents the number of shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of March 1, 2020.
(3)

Hudson Bay Capital Management LP. (“Hudson”) filed a Form 13G/A with the SEC on February 6, 2020 on behalf of Hudson and Mr. Sander Gerber. These shares are issuable upon exercise of outstanding warrants to purchase shares of common stock.  Pursuant to the terms of the warrants, the reporting persons cannot exercise such warrants if the reporting persons would beneficially own, after such exercise, more than 9.99% of the outstanding shares of our common stock.

(4)

In a Form 13G/A filed with the SEC on February 7, 2020, Ingalls & Snyder LLC (“Ingalls”) reported that it had shared dispositive power over all shares. These shares include securities owned by clients of Ingalls, a registered broker dealer and a registered investment advisor, in accounts managed under investment advisory contracts.

(5)

ISVP is an investment partnership managed under an investment advisory contract by Ingalls, a registered broker dealer and a registered investment advisor.  Thomas Boucher, a managing director of Ingalls, and Robert Gipson and Adam Janovic, senior directors of Ingalls, are the general partners of ISVP. Share ownership assumes the conversion of $1,786,344 par amount of our senior secured convertible notes due August 15, 2023 and the exercise of pre-funded warrants to purchase 115,539 shares of common stock issued October 4, 2018.

(6)

Iroquois Capital Management LLC (“Iroquois Capital”) filed a Form 13G with the SEC on February 14, 2020 on behalf of Iroquois Capital Investment Group LLC. ("Iroquois Investment"). Iroquois Capital is the investment advisor for Iroquois Investment and has discretionary authority to vote and dispose of shares held by Iroquois Master and may be deemed to be the beneficial owner of these shares. Richard Abbe, in his capacity as president of Iroquois Capital, may also be deemed to have investment discretion and voting power over the shares held by Iroquois Investment. Iroquois Capital and Mr. Abbe each disclaim any beneficial ownership of these shares. These shares are issuable upon exercise of outstanding warrants to purchase shares of common stock. Pursuant to the terms of the warrants, the reporting persons cannot exercise such warrants if the reporting persons would beneficially own, after such exercise, more than 9.99% of the outstanding shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2019 regarding equity compensation plans approved by our security holders.  As of December 31, 2019, we had no awards outstanding under equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	263,914	$10.85	97,336

(1)

Consists of shares of common stock available for future issuance under the Equity Plan and 7,336 shares of common stock available for future issuance under the Amended and Restated 2010 Employee Stock Purchase Plan, which is currently suspended.

Item 13.  Certain Relationships and Transactions with Related Persons

None.

Item 14.  Principal Accountant Fees and Services

The following table shows the fees billed (in thousands of dollars) to us by BPM LLP, or BPM, our independent registered public accounting firm, for the financial statement audit and other services provided.

	2019	2018
Audit Fees(1)	$239	$248
Audit-Related Fees(2)	9	87
Total(3)	$248	$335

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

Part IV

Item 15.  Exhibits

(a)(1) Consolidated Financial Statements:

The following documents are filed as part of this report:

Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the Index to Consolidated Financial Statements on pages 59 through 81 of this report.

(2) Financial Statement Schedules:

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

Required exhibits are incorporated by reference or are filed with this Annual Report on Form 10-K.

3.1(1)	Restated Certificate of Incorporation of the Registrant
3.1.1(1A)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant
3.1.2(1B)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MoSys, Inc., filed with the Secretary of State of the State of Delaware on August 27, 2019
3.2(2)	Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(4)	Form of Common Stock Purchase Warrant
4.3(5)	Form of Securities Purchase Agreement
4.4.1(6)	Rights Agreement, dated November 10, 2010, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.2(7)	Form of Right Certificate
4.4.3(8)	Summary of Rights to Purchase Preferred Shares
4.4.4(9)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.5(10)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.5(11)	Form of Common Stock Purchase Warrant
4.6(12)	Form of Pre-Funded Warrant
4.7	Description of Securities
4.8.1(13)	MoSys, Inc. 2010 Amended and Restated Equity Incentive Plan
4.8.2(14)	MoSys, Inc. 2019 Stock Incentive Plan
4.9.1(15)	Form of Agreement for Stock Option Grant pursuant to the MoSys, Inc. Amended and Restated 2010 Equity Incentive Plan
4.9.2(16)	Form of Notice of Grant of Stock Option Award and Agreement pursuant to the MoSys, Inc. 2019 Stock Incentive Plan
4.10.1(17)	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the MoSys, Inc. Amended and Restated 2010 Equity Incentive Plan
4.10.2(18)	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the MoSys, Inc. 2019 Stock Incentive Plan

10.1(19)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers used until June 2012
10.2(20)*	Form of New Employee Inducement Grant Stock Option Agreement
10.3(21)*	Employment offer letter agreement between Registrant and James Sullivan dated December 21, 2007
10.4(22)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.5(23)*	Form of Option Agreement for Stock Option Grant pursuant to 2010 Equity Incentive Plan
10.6(24)*	2010 Employee Stock Purchase Plan
10.7(25)*	Form of Notice of Restricted Stock Unit Award and Agreement under the MoSys, Inc. 2010 Amended and Restated Equity Incentive Plan
10.8(26)*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)
10.9(27)	Form of Indemnification Agreement used from June 2012 to present
10.10(28)	Sublease Agreement with Cyren, Inc. dated October 3, 2017
10.11(29)	10% Senior Secured Convertible Note Purchase Agreement dated March 14, 2016
10.12(30)	Security Agreement dated March 14, 2016
10.13(31)	10% Senior Secured Convertible Note due August 15, 2018
10.14(32)	Amendment to 10% Senior Secured Convertible Note Purchase Agreement and every 10% Senior Secured Convertible Note due August 15, 2018 Issued Thereunder
10.15(33)*	Executive Change-in-Control and Severance Policy
10.16(34)*	Employment offer letter agreement between Registrant and Daniel Lewis dated August 8, 2018
10.17(35)	Securities Purchase Agreement
10.18(36)	Amendment No. 2 to Note Purchase Agreement
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—BPM LLP
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.6 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).
(1A)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on February 14, 2017 (Commission File No. 000-32929).
(1B)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on August 27, 2019 (Commission File No. 000-32929).
(2)	Incorporated by reference to Exhibit 3.4 to Form 8-K filed by the Company on October 29, 2008 (Commission File No. 000-32929).
(3)

Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(4)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on June 30, 2017 (Commission File No. 000-32929)
(5)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 30, 2017 (Commission File No. 000-32929)
(6)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).
(7)	Incorporated by reference to Exhibit 4.4.1 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).

(8)	Incorporated by reference to Exhibit 4.4.2 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929)
(9)	Incorporated by reference to Exhibit 4.2.3 to the Current Report on Form 8-K, filed on July 27, 2011 (Commission File No. 000-32929).
(10)	Incorporated by reference to Exhibit 4.2.4 to Current Report on Form 8-K filed by the Company on May 24, 2012 (Commission File No. 000-32929).
(11)	Incorporated by reference to Exhibit 4.6 to Form 8-K filed by the Company on October 3, 2018 (Commission File No. 000-32929).
(12)	Incorporated by reference to Exhibit 4.7 to Form 8-K filed by the Company on October 3, 2018 (Commission File No. 000-32929).
(13)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed February 15, 2019 (Commission File No. 333-229728).
(14)	Incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2019 (Commission File No. 000-32929).
(15)	Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed July 28, 2010 (Commission File No. 333-168358).
(16)	Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed November 13, 2019 (Commission File No. 333-234675).
(17)	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed August 8, 2013 (Commission File No. 000-32929).
(18)	Incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8, filed November 13, 2019 (Commission File No. 333-234675).
(19)

Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(20)	Incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(21)	Incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(22)	Incorporated by reference to Exhibit 10.27 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(23)	Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).
(24)	Incorporated by reference to Appendix B to the proxy statement on Schedule 14A filed by the Company on May 26, 2010 (Commission File No. 000-32929).
(25)	Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 5, 2009 (Commission File No. 333-159753).
(26)	Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).
(27)	Incorporated by reference to Exhibit 10.22 to Form 10-Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).
(28)	Incorporated by reference to Exhibit 99.2 to Form 10-Q filed by the Company on November 14, 2017 (Commission File No. 000-32929).
(29)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(30)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).

(31)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(32)	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Company on February 27, 2018 (Commission File No. 000-32929)
(33)	Incorporated by reference to Exhibit 99 to Schedule TO filed by the Company on July 26, 2016 (Commission File No. 005-78033), as amended
(34)	Incorporated by reference to Exhibit 10.28 to Form S-1/A filed by the Company on September 17, 2018 (Commission File No. 333-225193), as amended
(35)	Incorporated by reference to Exhibit 10.26 to Form 8-K filed by the Company on October 3, 2018 (Commission File No. 000-32929).
(36)	Incorporated by reference to Exhibit 10.30 to Form 8-K filed by the Company on October 3, 2018 (Commission File No. 000-32929).
*	Management contract, compensatory plan or arrangement.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2020.

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

Signature	Title	Date
/s/ DANIEL LEWIS	President, Chief Executive Officer, and Director	March 17, 2020
Daniel Lewis	(Principal Executive Officer)

/s/ James W. Sullivan	Vice President of Finance and Chief Financial
James W. Sullivan	Officer (Principal Financial Officer and Principal	March 17, 2020
Accounting Officer)

/s/ SCOTT LEWIS	Director	March 17, 2020
Scott Lewis

/s/ ROBERT Y. NEWELL	Director	March 17, 2020
Robert Y. Newell

/s/ Daniel O’NeIl	Director	March 17, 2020
Daniel O’Neil

MOSYS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

MoSys, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of the new lease standard.

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

San Jose, California

March 17, 2020

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$6,053	$7,104
Short-term investments	300	—
Accounts receivable	1,175	1,622
Inventories	968	1,148
Prepaid expenses and other	472	923
Total current assets	8,968	10,797
Property and equipment, net	197	279
Goodwill	—	420
Right-of-use lease asset	156	—
Other	78	260
Total assets	$9,399	$11,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$218	$236
Deferred revenue	166	273
Short-term lease liability	166	—
Accrued expenses and other	1,155	1,402
Total current liabilities	1,705	1,911
Long-term liabilities	-	17
Convertible notes payable	2,858	2,671
Total liabilities	4,563	4,599
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 2,179 shares and 2,148 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	243,281	243,022
Accumulated deficit	(238,447)	(235,867)
Total stockholders’ equity	4,836	7,157
Total liabilities and stockholders’ equity	$9,399	$11,756

Note: Share amounts as of December 31, 2018 have been adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2019, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 31,
	2019	2018	2017
Net revenue
Product	$9,377	$15,053	$7,833
Royalty and other	709	1,547	1,009
Total net revenue	10,086	16,600	8,842
Cost of net revenue	3,931	6,346	4,694
Gross profit	6,155	10,254	4,148
Operating expenses
Research and development	4,182	4,129	8,158
Selling, general and administrative	4,016	4,095	4,702
Impairment of goodwill	420	12,856	—
Restructuring charges	—	—	1,321
Total operating expenses	8,618	21,080	14,181
Loss from operations	(2,463)	(10,826)	(10,033)
Interest expense	(220)	(582)	(927)
Other income, net	103	12	59
Loss before income taxes	(2,580)	(11,396)	(10,901)
Income tax provision (benefit)	—	13	(233)
Net loss	$(2,580)	$(11,409)	$(10,668)
Net loss per share
Basic and diluted	$(1.19)	$(14.82)	$(29.07)
Shares used in computing net loss per share
Basic and diluted	2,165	770	367

Note: Share and per share amounts for 2018 and 2017 have been adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2019, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2017	332	$—	$229,348	$(214,020)	$15,328
Issuance of common stock under stock plans, net	6	—	(20)	—	(20)
Issuance of common stock, net of issuance costs of $265	66	—	1,987	—	1,987
Stock-based compensation	—	—	719	—	719
Net loss	—	—	—	(10,668)	(10,668)
Balance as of December 31, 2017	404	—	232,034	(224,688)	7,346
Cumulative effect of accounting change	—	—	—	230	230
Issuance of common stock under stock plans, net	14	—	(46)	—	(46)
Issuance of common stock and warrants, net of issuance costs of $709	1,730	2	10,360	—	10,362
Stock-based compensation	—	—	674	—	674
Net loss	—	—	—	(11,409)	(11,409)
Balance as of December 31, 2018	2,148	2	243,022	(235,867)	7,157
Issuance of common stock under stock plans, net	31	—	(4)	—	(4)
Stock-based compensation	—	—	263	—	263
Net loss	—	—	—	(2,580)	(2,580)
Balance as of December 31, 2019	2,179	$2	$243,281	$(238,447)	$4,836

Note: Share and per share amounts for 2017 and 2018 have been adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2019, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(2,580)	$(11,409)	$(10,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	185	598	747
Stock-based compensation	263	674	719
Amortization of intangible assets	—	111	112
Impairment of goodwill	420	12,856	—
Amortization of debt issuance costs	—	30	45
Accrued interest	220	551	898
Gain on disposal of assets	—	—	(12)
Other	(13)	—	—
Changes in assets and liabilities
Accounts receivable	447	289	(1,122)
Inventories	180	618	(315)
Prepaid expenses and other assets	416	440	(1,016)
Accounts payable	(18)	66	(402)
Deferred revenue and other liabilities	(171)	(4,489)	3,435
Net cash provided by (used in) operating activities	(651)	335	(7,579)
Cash flows from investing activities:
Purchases of property and equipment	(103)	(50)	(300)
Net proceeds from sale of assets	—	—	12
Proceeds from maturities of marketable securities & short-term investments	1,275	—	2,604
Purchases of marketable securities & short-term investments	(1,568)	—	(1,602)
Net cash provided by (used in) investing activities	(396)	(50)	714
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	—	10,362	1,967
Taxes paid to net share settle equity awards	(4)	(46)	—
Payments on convertible notes	—	(7,365)	—
Net cash provided by (used in) financing activities	(4)	2,951	1,967
Net increase (decrease) in cash and cash equivalents	(1,051)	3,236	(4,898)
Cash and cash equivalents at beginning of year	7,104	3,868	8,766
Cash and cash equivalents at end of year	$6,053	$7,104	$3,868
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$187	$846	$854
Cash paid for income taxes	$2	$15	$2

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

Reverse Stock Split

On August 28, 2019, the Company effected a 1-for-20 reverse stock split of its common stock. As a result of the reverse stock split, every 20 shares of the Company’s pre-reverse split outstanding common stock was combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split; stockholders who would otherwise hold a fractional share of common stock received cash in an amount equal to the product obtained by multiplying (i) the closing sale price of the Company’s common stock on the effective date of the reverse stock split, by (ii) the number of shares of the Company’s common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest. All stock options and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 20 and, as applicable, multiplying the exercise price by 20, as a result of the reverse stock split. All share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis to reflect this 1-for-20 reverse stock split.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable as of December 31, 2019 and 2018.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow-moving inventory items. The Company recorded inventory write-downs during the years ended December 31, 2019, 2018 and 2017 of $0.1 million $0.1 million and $0.3 million, respectively.

Property and Equipment

Property and equipment are originally recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation is recorded in cost of sales and operating expenses in the consolidated statements of operations and comprehensive loss. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term, and amortization is recorded in operating expenses in the consolidated statements of operations.

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

The Company performed its annual test for goodwill impairment as of September 1, 2019, and, due to a decrease in the price per share of its common stock, the test results indicated the goodwill carrying value was greater than its implied fair value. Further, the Company concluded a triggering event had occurred due to the sustained decrease in the price per share of its common stock and related reduced market capitalization as of September 30, 2019 and performed an additional test for impairment of its goodwill asset resulting in further indication that the goodwill carrying value was still greater than its implied fair value. As a result of both of these tests, the Company recorded non-cash impairment charges totaling $0.4 million.  As a result of these charges, the Company’s goodwill balance was reduced to zero as of September 30, 2019.

During the year ended December 31, 2018, the Company recorded non-cash goodwill impairment charges of approximately $12.9 million, as its impairment test results indicated the goodwill carrying value was greater than its implied fair value.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and its amendments (“ASC 606”) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was recognized as an adjustment to accumulated deficit as of January 1, 2018 of $230,000. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of December 31, 2019, contract liabilities were in a current position and included in deferred revenue.

During the year ended December 31, 2019, the Company recognized revenue of $0.3 million that had been included in deferred revenue as of December 31, 2018.

See Note 8 for disaggregation of revenue by geography

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

The following tables summarize the current-period impacts of adopting ASC 606 on the Company’s unaudited consolidated balance sheet and statement of operations and comprehensive loss (in thousands):

	December 31, 2018
	As Reported	Effect of adoption	Balances without adoption of ASC 606
Assets
Accounts receivable, net	$1,622	$(220)	$1,402
Equity
Accumulated deficit	$(235,867)	$(220)	$(236,087)

	For the Year Ended December 31, 2018
	As Reported	Effect of adoption	Balances without adoption of ASC 606
Product sales	$15,053	$—	$15,053
Royalty and other	1,547	10	1,557
Cost of net revenue	6,346	—	6,346
Operating expenses	21,080	—	21,080
Interest expense	582	—	582
Other income, net	12	—	12
Income tax provision	13	—	13
Net loss	$(11,409)	$10	$(11,399)
Net loss per share:
Basic and diluted	$(14.82)	$—	$(14.80)

.

Cost of Net Revenue

Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically include engineering support to assist in the commencement of production of a licensee’s products.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were not significant for the years ended December 31, 2019, 2018 and 2017.

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

	December 31,
	2019	2018	2017
Options outstanding to purchase common stock	161	17	15
Unvested restricted common stock units	103	14	19
Convertible debt	254	234	54
Outstanding warrants	1,994	1,994	33
Total	2,512	2,259	121

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

As of December 31, 2019, the Company did not have any material unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits as income tax expense and penalties related to unrecognized tax benefits as other income and expense. During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2019, 2018 and 2017, the Company’s comprehensive loss was the same as its net loss.

Recently Adopted Accounting Pronouncements

In 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The standard introduces a new lessee model that requires most leases to be recorded on the balance sheet and eliminates the required use of bright-line tests for determining lease classification. In July 2018, the FASB issued the following standards which clarified ASU No. 2016-02 and have the same effective date as the original standard: ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 includes an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application of transition. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which clarifies ASU No. 2016-02 and is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU No. 2016-02, as amended, on January 1, 2019 using the optional transition method provided by the FASB in ASU No. 2018-11. As the Company did not restate comparative periods, the adoption had no impact on previously reported results. The Company elected to use the practical expedient that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases as well as the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component for all asset classes. The adoption of this standard had a material impact on the Company’s consolidated balance sheet due to the recognition of right of use assets and lease liabilities. Upon adoption, the Company recognized right-of-use assets and lease liabilities of approximately $0.4 million that reflected the present value of future lease payments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or cash flows. See Note 9 for further information.

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

Note 2: Consolidated Balance Sheet Detail

	December 31,
	2019	2018
	(in thousands)
Inventories:
Work-in-process	$746	$548
Finished goods	222	600
	$968	$1,148

Prepaid expenses and other:
Prepaid IC material and production costs	$174	$620
Prepaid insurance	122	128
Prepaid software	24	28
Refundable tax	61	86
Other	91	61
	$472	$923

Property and equipment, net:
Equipment, furniture and fixtures and leasehold improvements	$4,239	$4,486
Acquired software	123	123
	4,362	4,609
Less: Accumulated depreciation and amortization	(4,165)	(4,330)
	$197	$279

Accrued expenses and other:

	December 31,
	2019	2018
	(in thousands)
Accrued wages and employee benefits	$296	$327
Customer advance	—	300
Professional fees, legal and consulting	229	178
IC development and wafer purchases	104	90
Warranty accrual	63	73
Interest payable	84	51
Corporate taxes	20	21
Other	359	362
	$1,155	$1,402

As of December 31, 2018, the amount in long-term liabilities comprised of deferred rent.

Note 3: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	December 31, 2019
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$6,053	$—	$—	$6,053
Short-term investments	300	—	—	300
	$6,353	$—	$—	$6,353

	December 31, 2018
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$7,104	$—	$—	$7,104

The unrealized losses from available-for-sale securities as of December 31, 2019 and 2018 were not material.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$4,574	$4,574	$—	$—
Corporate notes and commercial paper	$300	$—	$300	$—

	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$632	$632	$—	$—

There were no transfers in or out of Level 1 and Level 2 securities during the years ended December 31, 2019 and 2018.

Note 4: Income Taxes

The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Current portion:
Federal	$(182)	$—	$—
State	—	2	3
Foreign	—	11	7
	(182)	13	10
Deferred portion:
Federal	182	—	(243)
	$—	$13	$(233)

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

Under the Act, $0.2 million in federal AMT tax paid by the Company for 2011 is now refundable through 2022 subject to limitations by year, and was recorded as a deferred tax asset in 2017. As of December 31, 2019, $0.1 million of the federal AMT credit was refunded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	Year Ended
	December 31,
	2019	2018
Deferred tax assets:
Federal and state loss carryforwards	$1,697	$681
Reserves, accruals and other	156	230
Depreciation and amortization	1,629	1,901
Deferred stock-based compensation	2,613	2,571
Research and development credit carryforwards	6,707	6,537
Foreign tax and other credits	61	242
Total deferred tax assets	12,863	12,162
Deferred tax liabilities:
Acquired intangible assets and other	—	—
Less: Valuation allowance	(12,802)	(11,920)
Net deferred tax assets	$61	$242

The $0.9 million increase in the valuation allowance during 2019 was primarily the result of an increase to the net operating loss carryforwards for the current year. The valuation allowance decreased by $56.9 million during the year ended December 31, 2018.

Utilization of the Company’s net operating losses (“NOLs”) and tax credit carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the IRC and similar state provisions. Section 382 of the IRC (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOL and tax credit carryforwards, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate.  While a formal study has not been performed, the Company believes that a Section 382 ownership change occurred as a result of the financing effected in October 2018 (see Note 6).  The Company believes this Section 382 limitation will result in approximately 97% of the federal and state NOLs expiring before they can be utilized, and approximately 96% of the federal tax credit carryforwards expiring before they can be utilized.

As of December 31, 2019, the Company had NOLs of approximately $200.2 million for federal income tax purposes and approximately $122.9 million for state income tax purposes. Only approximately $6.3 million of the federal NOLs and $5.4 million of the state NOLs are expected to be available before expiration due to the Section 382 limitation. These NOLs are available to reduce future taxable income and will expire at various times from 2025 through 2039, except federal NOLs from 2018 and 2019 which will never expire.

The Company also had federal research and development tax credit carryforwards of approximately $8.9 million, which will begin expiring in 2020, and California research and development credits of approximately $8.3  million, which do not have an expiration date.

A reconciliation of income taxes provided at the federal statutory rate (21% for 2019 and 2018, 35% for 2017) to the actual income tax provision is as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Income tax benefit computed at U.S. statutory rate	$(542)	$(2,393)	$(3,815)
State income tax (net of federal benefit)	—	2	3
Foreign income tax at rate different from U.S. statutory rate	—	12	3
Research and development credits	(170)	(194)	(480)
Stock-based compensation	—	—	(40)
Amortization of intangible assets	(60)	(60)	(100)
Goodwill impairment	17	1,482	—
Federal tax rate reduction	—	—	(26,617)
Valuation allowance changes affecting tax provision	752	1,158	30,811
Other	3	6	2
Income tax provision (benefit)	$—	$13	$(233)

The domestic and foreign components of loss before income tax provision were (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
U.S.	$(2,580)	$(11,353)	$(11,063)
Non-U.S.	-	(43)	162
	$(2,580)	$(11,396)	$(10,901)

Note 5: Stock-Based Compensation

Equity Compensation Plans

Common Stock Equity Plans

In 2010, the Company adopted the 2010 Equity Incentive Plan and later amended it in 2014, 2017 and 2018 (the “Amended 2010 Plan”). The Amended 2010 Plan was terminated in August 2019. As of December 31, 2019, no new awards may be made under the Amended 2010 Plan, and equity awards for approximately 172,000 shares were outstanding with a weighted-average exercise price of $20.00 per share. The Amended 2010 Plan will remain in effect as to outstanding equity awards granted under the plan prior to the date of expiration.

In August 2019, the Company’s stockholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), and it replaced the Amended 2010 Plan.  The 2019 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the 2019 Plan, 182,500 shares have been reserved for issuance. The 2019 Plan provides for annual option grants or other awards to the Company’s non-employee directors to acquire up to 2,000 shares and for a one-time grant of an option or other award to a non-employee director to acquire up to 6,000 shares upon his or her initial appointment or election to the board of directors.

Under the 2019 Plan, the term of all incentive stock options granted to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years. The exercise price of stock options granted under the 2019 Plan must be at least equal to the fair market value of the shares on the date of grant.  Generally, awards under the 2019 Plan will vest over a three to four-year period, and options will have a term of 10 years from the date of grant.  In addition, the 2019 Plan provides for automatic acceleration of vesting for options granted to non-employee directors upon a change of control of the Company.

The Amended 2010 Plan and the 2019 Plan are referred to collectively as the “Plans.”

The Company may also award shares to new employees outside the Plans, as material inducements to the acceptance of employment with the Company, as permitted under the Listing Rules of the Nasdaq Stock Market. These awards must be approved by the compensation committee of the board of directors, a majority of the independent directors or, below a specified share level, by an authorized executive officer. As of December 31, 2019 and 2018, no such awards were outstanding.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (the “ESPP”) with a total of 200,000 shares of common stock initially reserved for issuance. On September 1, 2010, the Company commenced the first offering period under the ESPP. In May 2015, the Company’s stockholders approved an amendment increasing the number of shares reserved for issuance by 200,000 shares. The ESPP, which is intended to qualify under Section 423 of the IRC, is administered by the board of directors or the compensation committee of the board of directors. The ESPP provides that eligible employees may purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less.

   In February 2017, the Company’s board of directors canceled the ESPP purchase period that began September 1, 2016 and directed the Company to refund outstanding payroll contributions. As of December 31, 2019, there were approximately 7,500 shares authorized and unissued under the ESPP.

Stock-Based Compensation Expense

The unamortized compensation cost, as of December 31, 2019 was $0.2 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.2 years. The unamortized compensation cost, as of December 31, 2019 was $0.3 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 2.1 years. For the year ended December 31, 2019, the fair value of options and awards vested was approximately $0.3 million.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the years ended December 31, 2019, 2018 and 2017, there were no such tax benefits associated with the exercise of stock options.

Valuation Assumptions and Expense Information for Stock-based Compensation

The fair value of the Company’s share-based payment awards for the years ended December 31, 2018, 2017 and 2016 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

	Year Ended
	December 31,
	2019	2018	2017
Risk-free interest rate	1.6% - 2.5%	2.2%	1.6% - 1.8%
Volatility	128% - 138.5%	109.5%	70.2% - 101.5%
Expected life (years)	3.0 - 5.0	4.0	4.0
Dividend yield	0%	0%	0%

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

Prior to January 1, 2019, the stock-based compensation expense recorded is adjusted based on estimated forfeiture rates. An annualized forfeiture rate was used as a best estimate of future forfeitures based on the

Company’s historical forfeiture experience. The stock-based compensation expense was adjusted in later periods if the actual forfeiture rate is different from the estimate.  Upon the adoption of ASU No. 2016-09 on January 1, 2019, the Company elected to change its accounting policy to account for forfeitures as they occur. Historically, estimated forfeitures were immaterial to the consolidated financial statements

Common Stock Options and Restricted Stock

A summary of stock option and restricted stock unit (“RSU”) award activity under the Plans is presented below (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of January 1, 2017	7	26	$277.62
Additional shares authorized under the Plan	12	—	—
RSUs granted	(21)	—	—
RSUs cancelled and returned to the Plan	3	—	—
Options granted	(8)	8	$15.15
Options cancelled and returned to the Plan	19	(19)	$313.80
Balance as of December 31, 2017	12	15	$96.24
Additional shares authorized under the Plan	202	—	—
RSUs granted	(13)	—	—
RSUs cancelled and returned to the Plan	1	—	—
Options granted	(2)	2	$25.60
Balance as of December 31, 2018	200	17	$83.84
Additional shares authorized under the Plan	183	—	—
RSUs granted	(120)	—	—
RSUs cancelled and returned to the Plan	1	—	—
Options granted	(145)	145	$2.64
Options cancelled and returned to the Plan	1	(1)	$144.00
Plan termination	(32)	—	$—
Balance as of December 31, 2019	88	161	$10.85

A summary of RSU activity under the Plans is presented below (in thousands, except fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of January 1, 2017	7	$162.55
Granted	21	$18.60
Vested	(6)	$115.24
Cancelled	(3)	$100.78
Non-vested shares as of December 31, 2017	19	$31.59
Granted	13	$17.26
Vested	(17)	$27.24
Cancelled	(1)	$24.14
Non-vested shares as of December 31, 2018	14	$24.31
Granted	120	$3.79
Vested	(30)	$12.89
Cancelled	(1)	$25.13
Non-vested shares as of December 31, 2019	103	$3.75

The total intrinsic value of the RSUs outstanding as of December 31, 2019 was $0.2 million.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2018 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	144	9.26	$2.64	21	$3.70	$—
$15.00 - $25.59	8	3.74	$15.00	5	$15.00	$—
$25.60 - $143.99	3	4.36	$41.88	2	$47.10	$—
$144.00 - $409.99	5	6.65	$144.00	5	$144.00	$—
$410.00 - $924.00	1	5.19	$430.64	1	$430.64	$—
$1.57 - $924.00	161	8.80	$10.85	34	$40.81	$—
Exercisable	34	7.78	$40.81

There were no stock options exercised during the years ended December 31, 2019, 2018, or 2017.  The intrinsic value of outstanding options as of December 31, 2019 was zero.

Note 6: Stockholders’ Equity

In July 2017, the Company sold to certain institutional investors an aggregate of 66,250 shares of common stock at a purchase price of $34.00 per share, for aggregate proceeds to the Company of $1,987,000, net of transaction expenses.

In a concurrent private placement, the Company also sold to each of the purchasers a warrant to purchase one half of a share of the common stock for each share purchased for cash in the offering, pursuant to a common stock purchase warrant, by and between the Company and each Purchaser (each, a “Warrant,” and collectively, the “Warrants”) representing in the aggregate rights to purchase 33,125 shares of common stock at the exercise price. The Warrants became exercisable on January 6, 2018 at an exercise price of $47.00 per share and will expire on January 6, 2023.

In October 2018, the Company completed a public offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended. The gross proceeds from the offering were approximately $11.1 million of which $7.4 million was used to pay a portion of the principal amount of the Notes (see Note 11). In the offering, the Company sold 1,845,540 units, consisting of 403,250 common units, at a price to the public of $6.00 per unit, and 1,442,290 pre-funded units, at a price to the public of $6.00 per unit. Each common unit consisted of one share of common stock and a warrant to purchase one share of common stock (“common stock warrant”), and each pre-funded unit consisted of a pre-funded warrant to purchase one share of common stock for $0.02 per share and a common stock warrant. The common stock warrants were immediately exercisable at an exercise price of $6.00 per share (subject to adjustment) and expire on October 4, 2023. By their terms, the common stock warrants cannot be exercised at any time that the warrant holder would beneficially own, after such exercise, more than 9.99% of the outstanding shares of common stock.  The common stock warrants are subject to adjustment, if, at any time while the common stock warrants are outstanding, the Company sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share that is less than the exercise price then in effect, the applicable exercise price shall be reduced, but not below $2.40 per share (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions).  The exercise price adjustment provisions of the common stock warrants do not apply to certain ordinary course of business transactions, such as awards of equity securities to employees of the Company, and conversions or exercises of currently outstanding securities previously issued by the Company. As of December 31, 2019,  115,539 pre-funded warrants and 1,845,540 common stock warrants remained outstanding and exercisable.

Stockholder Rights Plan

In November  2010, the Company executed a rights agreement in connection with the declaration by the Company’s board of directors of a dividend of one preferred stock purchase right (a Right) to be paid on November 10, 2010 (the Record Date) for each share of the Company’s common stock issued and outstanding at the close of business on the Record Date. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series AA Preferred Stock, $0.01 par value per share (a Preferred Share), of the Company at a price of $4.80 per one one-thousandth of a Preferred Share, subject to adjustment. The rights will not be exercisable until a third party acquires 15% of the Company’s common stock or commences or announces its intent to commence a tender offer for at least 15% of the common stock.

Note 7: Retirement Savings Plan

Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan), which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. No matching contributions were made by the Company during the years ended December 31, 2019, 2018 and 2017.

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

The Company recognized revenue from licensing of its technologies and shipment of ICs to customers in the following geographical locations (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
North America	$7,585	$12,998	$6,531
Japan	1,734	2,956	1,520
Taiwan	345	399	613
Rest of world	422	247	178
Total net revenue	$10,086	$16,600	$8,842

Customers who accounted for at least 10% of total net revenues were:

	Year Ended
	December 31,
	2019	2018	2017
Customer A	30%	32%	46%
Customer B	17%	18%	17%
Customer C	14%	*	*
Customer D	13%	18%	*
Customer E	*	15%	11%

*	Represents percentage less than 10%.

Four customers accounted for 85% of net accounts receivable as of December 31, 2019. Three customer accounted for 63% of net accounts receivable as of December 31, 2018.

All net long-lived assets (property and equipment) were held in the United States.

Note 9: Commitments and Contingencies

Leases and Purchase Commitments

As discussed in Note 1, effective January 1, 2019, the Company adopted ASU No. 2016-02, as amended, using the alternative transition method, which allowed the Company to initially apply the new lease standard at the adoption date (the “effective date method”). The Company identified only one lease to be accounted for under ASU No. 2016-02, and this was the lease for its corporate facility in San Jose, California, which was entered into in October 2017 and expires in October 2020. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. The discount rate used to measure the lease asset and liability represents the interest rate on the Notes (8%). Lease expense is recognized on a straight line basis over the lease term. The Company has an option to extend the lease for an additional 20.5 month period, but, as the renewal is not reasonably certain, it has not included this renewal option in its accounting for the lease.

Future minimum payments under our facility operating lease as of December 31, 2019 are listed in the table below (in thousands).

Operating
Year ended December 31, 2019	leases
Total future lease payments	187
Less: imputed interest	(21)
Present value of lease liabilities	$166

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease	$219

In October 2017, the Company entered into a lease termination agreement with M West Propco XII LLC (“MWest”) under which the Company and MWest agreed to terminate the Company’s lease for its former Santa Clara headquarters facility effective October 31, 2017.  In connection with the lease termination, the Company incurred fees of approximately $250,000, which were recorded as restructuring charges in the statements of operations and comprehensive loss.

Rent expense was approximately $212,000, $212,000 and $470,000 for the years ended December 31, 2019, 2018 and 2017, respectively. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s consolidated financial statements for the years ended December 31, 2019, 2018 or 2017 related to these indemnifications.

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

Expenses related to the restructure are included in the restructuring charges line in the consolidated statements of operations and comprehensive loss and the remaining liability is included in accrued expenses and other on the consolidated balance sheets consisting of (in thousands):

	Facility related	Contractual obligations and other termination costs	Total
Balance as of January 1, 2018	$89	$389	$478
Cash payments	(89)	(389)	(478)
Balance as of December 31, 2018	$—	$—	$—

Note 11: Convertible Notes

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and were amortized to interest expense over the repayment period for the original loan term using the effective interest rate method.  The interest expense related to the debt discount during the year ended December 31, 2019 was approximately zero and during the years ended December 31, 2018 and 2017 was approximately $30,000 and $45,000, respectively.

In accordance with the October 2018 amendment to the Notes, the Company used $7.4 million of the proceeds from its public offering of securities effected in October 2018 to repay a portion of the Notes.  Semi-annual interest payments have been made in each of February 2017, August 2017, February 2018, August 2018, February 2019 and August 2019, for approximately $420,000, $434,000, $463,000, $383,000, $78,000 and $109,000, respectively, in-kind with the issue of additional notes (Interest Notes) to the Purchasers.  The Interest Notes have terms identical to the Notes. As of December 31, 2019, the Notes and Interest Notes could be converted into a maximum of 253,630 shares of common stock at $11.434 per share, excluding the effects of future payments of interest in-kind.

The $2.9 million of outstanding Notes are payable in full in 2023.

Note 12: Related Party Transaction

A related party to one of the Company's executive officers performed construction work at the Company’s new corporate headquarters in the fourth quarter of 2017. The construction work was completed at a cost of approximately $195,000, which was paid in the fourth quarter of 2017.

Note 13: Subsequent Event

Conversion of Interest Payable to Note

In February 2020, the Company made payment in-kind of interest on the Notes and the Interest Notes for the period from August 16, 2018 to February 15, 2020 with the issue of an additional note to the Purchasers (“Interest Note 6”).  Interest Note 6 has a principal amount of approximately $112,000 and has terms identical to the Notes and the Interest Notes.