Form 10-Q
period 2020-03-31
MoSys, Inc.
filed 2020-05-08
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 3,532,512 as of April 30, 2020.

MOSYS, INC.

FORM 10-Q

March 31, 2020

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$5,640	$6,053
Short-term investments	—	300
Accounts receivable	539	1,175
Inventories	1,105	968
Prepaid expenses and other	567	472
Total current assets	7,851	8,968
Property and equipment, net	162	197
Right-of-use lease asset	109	156
Other	18	78
Total assets	$8,140	$9,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$107	$218
Deferred revenue	122	166
Short-term lease liability	116	166
Accrued expenses and other	1,325	1,155
Total current liabilities	1,670	1,705
Convertible notes payable	2,970	2,858
Total liabilities	4,640	4,563
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 2,315 shares and 2,179 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	243,350	243,281
Accumulated deficit	(239,852)	(238,447)
Total stockholders’ equity	3,500	4,836
Total liabilities and stockholders’ equity	$8,140	$9,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net revenue
Product	$1,068	$3,386
Royalty and other	192	134
Total net revenue	1,260	3,520
Cost of net revenue	530	1,354
Gross profit	730	2,166
Operating expenses
Research and development	961	1,153
Selling, general and administrative	1,135	972
Total operating expenses	2,096	2,125
Income (loss) from operations	(1,366)	41
Interest expense	(55)	(54)
Other income, net	16	23
Income (loss) before income tax provision	(1,405)	10
Income tax provision	—	—
Net income (loss)	$(1,405)	$10
Net income (loss) per share
Basic	$(0.61)	$0.00
Diluted	$(0.61)	$0.00
Shares used in computing net income (loss) per share
Basic	2,295	2,153
Diluted	2,295	2,271

Note:  Share and per share amounts for the three months ended March 31, 2019 have been adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2019, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	2,179	$2	$243,281	$(238,447)	$4,836
Issuance of common stock for release of awards	20	—	(1)	—	(1)
Exercise of pre-funded warrants	116	—	2	—	2
Stock-based compensation	—	—	68	—	68
Net loss	—	—	—	(1,405)	(1,405)
Balance as of March 31, 2020	2,315	$2	$243,350	$(239,852)	$3,500

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2018	2,148	$2	$243,022	$(235,867)	$7,157
Issuance of common stock for release of awards	9	—	(1)	—	(1)
Stock-based compensation	—	—	(4)	—	(4)
Net income	—	—	—	10	10
Balance as of March 31, 2019	2,157	$2	$243,017	$(235,857)	$7,162

Note:  Share and per share amounts for the three months ended March 31, 2019 have been adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2019, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,405)	$10
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	41	72
Stock-based compensation	68	(4)
Accrued interest	55	54
Other	(3)	(2)
Changes in assets and liabilities
Accounts receivable	636	(549)
Inventories	(137)	246
Prepaid expenses and other assets	(35)	(248)
Accounts payable	(111)	(21)
Deferred revenue and other liabilities	183	(284)
Net cash used in operating activities	(708)	(726)
Cash flows from investing activities:
Purchases of property and equipment	(6)	(48)
Proceeds from maturities of short-term investments	300	—
Purchases of short-term investments	—	(1,564)
Net cash provided by (used in) investing activities	294	(1,612)
Cash flows from financing activities:
Exercise of pre-funded warrants	2	—
Taxes paid to net share settle equity awards	(1)	(1)
Net cash provided by (used in) financing activities	1	(1)
Net decrease in cash and cash equivalents	(413)	(2,339)
Cash and cash equivalents at beginning of period	6,053	7,104
Cash and cash equivalents at end of period	$5,640	$4,765
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$112	$78

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

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future period.

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

As a result of the reverse stock split, which was effective August 28, 2019, every 20 shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split; stockholders who would otherwise hold a fractional share of the Company’s common stock received cash in an amount equal to the product obtained by multiplying (i) the closing sale price of the common stock on the effective date of the reverse stock split as reported on The Nasdaq Stock Market, by (ii) the number of shares of the common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest. All stock options and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plans and warrants outstanding and the conversion price of the convertible notes outstanding immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 20 and, as applicable, multiplying the exercise price by 20, as a result of the reverse stock split.

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

Cash Equivalents and Investments

The Company invests its excess cash in money market accounts, certificates of deposit, commercial paper, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in the value judged to be other than temporary are included in the other income, net line item in the condensed consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method.  As of March 31, 2020 the Company did not have any short-term investments.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either March 31, 2020 or December 31, 2019.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no material inventory write-downs during the three month periods ended March 31, 2020 and 2019.

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

During the three months ended March 31, 2020, the Company recognized revenue of $44,000 that had been included in deferred revenue as of December 31, 2019.

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

Warrants

As of March 31, 2020, the Company had the following warrants outstanding to purchase its common stock: (share amounts in thousands)

Warrant type	Number of shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	1,846	$6.00	October 2023

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31,
	2020	2019
Numerator:
Net income (loss)	$(1,405)	$10
Denominator:
Add: weighted-average common shares outstanding	2,295	2,153
Total shares: basic	2,295	2,153
Add: weighted-average unvested restricted stock units	—	3
Add: weighted-average shares issuable on conversion of warrants	—	115
Total shares: diluted	2,295	2,271
Net income (loss) per share:
Basic	$(0.61)	$0.00

The following table sets forth securities outstanding which were excluded from the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive (in thousands):

	March 31,
	2020	2019
Options outstanding to purchase common stock	161	82
Unvested restricted common stock units	82	—
Convertible debt	254	240
Warrants	1,879	1,879
Total	2,376	2,201

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	March 31, 2020
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,640	$—	$—	$5,640

	December 31, 2019
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$6,053	$—	$—	$6,053
Short-term investments	300	—	—	300
	$6,353	$—	$—	$6,353

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	March 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$4,891	$4,891	$—	$—

	December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$4,574	$4,574	$—	$—
Corporate notes and commercial paper	$300	$—	$300	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2020 or 2019.

Note 3. Balance Sheet Detail

	March 31,	December 31,
	2020	2019
	(in thousands)
Inventories:
Work-in-process	$593	$746
Finished goods	512	222
	$1,105	$968

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2020 or 2019 related to these indemnifications.

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

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
North America	$812	$2,487
Japan	237	906
Taiwan	138	74
Rest of world	73	53
Total net revenue	$1,260	$3,520

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended
	March 31,
	2020	2019
Customer A	26%	14%
Customer B	19%	26%
Customer C	14%	23%
Customer D	12%	*%
Customer E	11%	*%
Customer F	*%	15%
Customer G	*%	13%

*	Represents less than 10%

Three customers accounted for 81% of accounts receivable as of March 31, 2020. Four customers accounted for 85% of accounts receivable as of December 31, 2019.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2014 to 2019 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2010 to 2019.  As of March 31, 2020, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. The Company is evaluating the impact, if any, the CARES Act and other economic stimulus measures will have on the Company’s financials and required disclosures.

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, as of March 31, 2020, was $0.2 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.1 years.  The expense related to restricted stock units (RSUs) is recognized over a three-to-five year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, as of March 31, 2020, was $0.3 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.

For the three months ended March 31, 2020 and 2019, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions

   There were no awards granted during the three months ended March 31, 2020.  The fair value of the Company’s stock options granted during the three months ended March 31, 2019 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

Three Months Ended
March 31, 2019
Risk-free interest rate	2.5%
Volatility	128.4%
Expected life (years)	3.0 - 5.0
Dividend yield	—%

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates, as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the historical volatility of the Company’s stock price over the expected term of the options. The expected term of options granted was derived from historical data based on employee exercises and post‑vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends, and has no intention to pay dividends in the near future.  The Company accounts for forfeitures as they occur.

Common Stock Options and Restricted Stock

A summary of option and RSU activity under the Company’s Amended and Restated 2010 Equity Incentive Plan (the 2010 Plan) is presented below (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of January 1, 2020	88	161	$10.85
Activity	—	—	—
Balance as of March 31, 2020	88	161	$10.85

A summary of RSU activity under the Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of January 1, 2020	103	$3.75
Vested	(21)	$3.80
Non-vested shares as of March 31, 2020	82	$3.74

The total intrinsic value of the RSUs outstanding as of March 31, 2020 was $0.1 million.

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

The term of all incentive stock options granted to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years. The exercise price of stock options granted under the 2019 Plan must be at least equal to the fair market value of the shares on the date of grant.  Generally, options granted under the 2019 Plan will vest over a three to four-year period and have a term of 10 years from the date of grant.  In addition, the 2019 Plan provides for automatic acceleration of vesting for options granted to non-employee directors upon a change of control of the Company.  As of March 31, 2020, no awards had been granted under the 2019 Plan.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2020 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	144	9.01	$2.64	32	$3.30	$—
$15.00 - $25.59	8	3.49	$15.00	5	$15.00	$—
$25.60 - $143.99	3	4.11	$41.88	2	$47.28	$—
$144.00 - $409.99	5	6.40	$144.00	5	$144.00	$—
$410.00 - $924.00	1	4.94	$430.64	1	$430.64	$—
$1.57 - $924.00	161	8.56	$10.85	45	$31.32	$—

There were no stock options exercised during the three months ended March 31, 2020 or 2019.

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

In accordance with the October 2018 amendment to the Notes, the Company used $7.4 million of the proceeds from a public offering of securities effected in October 2018 to repay a portion of the Notes. Semi-annual interest payments have been made in each of February 2019, August 2019 and February 2020 for approximately $78,000,  $109,000 and $112,000, respectively, in-kind with the issue of additional notes (Interest Notes) to the Purchasers.  The Interest Notes have terms identical to the Notes. As of March 31, 2020, the Notes and Interest Notes could be converted into a maximum of 253,630 shares of common stock at $11.434 per share, excluding the effects of future payments of interest in-kind and a beneficial ownership ceiling of 9.9%. The $3.0 million of outstanding Notes are payable in full in 2023.

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

The Company identified only one lease to be accounted for under ASU No. 2016-02, and this was the lease for its corporate facility, which expires in October 2020. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. The discount rate used to measure the lease asset and liability represents the interest rate on the Notes (8%). Lease expense is recognized on a straight-line basis over the lease term, and operating lease expense was $0.1 million for the three months ended March 31, 2020.  The Company has an option to extend the lease for an additional 20.5 month period, but, as the renewal is not reasonably certain, it has not included this renewal option in its accounting for the lease.

Our future minimum payments under our facility operating lease as of March 31, 2020 are listed in the table below (in thousands).

Operating
Year ending December 31,	lease
2020	$131
Less: imputed interest	(15)
Present value of lease liabilities	$116

Supplemental cash flow information related to the operating lease was as follows (in thousands):

Three months ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease	$56

Note 10. Subsequent Event

Financing

On April 21, 2020, the Company completed a registered direct offering of securities registered under an effective registration statement filed with the SEC pursuant to the Securities Act of 1933, as amended. In the offering, the Company sold 1,218,000 shares of common stock at a price of $1.56 per share to institutional investors. Net proceeds of the offering, after placement agent and other fees and estimated expenses payable by the Company were approximately $1.6 million. As a result of the offering, the exercise price of the 1,845,540 outstanding common stock purchase warrants that were issued in October 2018 was reduced from $6.00 per share to $2.40 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and the risk factors described below under Item 1A of this Form 10. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

We incurred net losses of approximately $2.6 million and $11.4 million for the years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit of approximately $239.9 million as of March 31, 2020. These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

We may continue to incur operating losses and will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

COVID-19

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020.  This has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. and foreign government agencies to prevent disease spread, all of which are uncertain, out of our control, and cannot be predicted.

On March 16, 2020, Santa Clara County in California, where we are based, issued a "shelter-in-place" order (the Order) that was initially effective through April 7, 2020 and has now been extended through May 31, 2020. We have been complying with the Order and have minimized business activities at our San Jose headquarters facility (our only facility) effective March 17, 2020. We have implemented a teleworking policy for our employees and contractors to reduce on-site activity at our facility. The Order impacted our ability to produce and ship our IC products in the second half of March, as certain of our vendors in the San Francisco Bay Area closed in accordance with the Order (see discussion below, under Results of Operations). In April, we resumed shipments of our IC products, as we and our vendors are supporting shipment of components for critical infrastructure, as defined by the federal government; however, our employees are restricted from visiting our vendor sites in compliance with the Order, and we are unable to conduct certain product testing and development activities. We expect that the impacts of the COVID-19 pandemic will have a negative impact on our revenues for the remainder of 2020, although we are not in a position to quantify such impacts.

We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. While we believe that our operations personnel are currently in a position to meet expected customer demand levels in the coming quarters, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could negatively impact our business, results of operations, financial condition and cash flows.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. We were recently able to raise additional capital (see discussion below under Liquidity), however, if we need to raise additional capital to support operations in the future, we may be unable to access the capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to "Risk Factors" in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our

Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue.

	March 31,		Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Product -three months ended	$1,068	$3,386	$(2,318)	(68)%
Percentage of total net revenue	85%	96%

Product revenue decreased for the three months ended March 31, 2020 compared with the same periods of 2019 primarily due to lower sales of our Bandwidth Engine products. Approximately $0.7 million of Bandwidth Engine product shipments were pushed out from the first quarter of 2020 to the second quarter due to COVID-19 shelter-in-place orders.

	March 31,		Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Royalty and other -three months ended	$192	$134	$58	43%
Percentage of total net revenue	15%	4%

Royalty and other includes license, royalty and related revenues generated from licensing agreements. The increase in royalty and other revenue for 2020 was primarily due to higher royalty revenues in 2020 resulting from higher shipment volumes by licensees whose products incorporate our licensed IP.

Cost of Net Revenue and Gross Profit.

	March 31,		Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$530	$1,354	$(824)	(61)%
Percentage of total net revenue	42%	38%

	March 31,		Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Gross profit -three months ended	$730	$2,166	$(1,436)	(66)%
Percentage of total net revenue	58%	62%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased for the three months ended March 31, 2020 compared with the same period of 2019 primarily due to decreased shipment volumes of our Bandwidth Engine products.

Gross profit decreased for the three months ended March 31, 2020, compared with the same period of 2019 due to the decrease in gross profit attributable to the reductions in product revenues. As a percentage of net revenue, gross profit decreased due to lower gross margins on our product sales, which was partially offset by higher royalty and other revenue, which generally has no associated cost.

Research and Development

	March 31,		Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Research and development -three months ended	$961	$1,153	$(192)	(17)%
Percentage of total net revenue	76%	33%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease for the three months ended March 31, 2020 was primarily due to decreased material costs partially offset by increased personnel and consulting costs.  We expect that total research and development expenses will remain relatively consistent for the remainder of 2020.

Selling, General and Administrative

	March 31,		Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
SG&A -three months ended	$1,135	$972	$163	17%
Percentage of total net revenue	90%	28%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The increase for the three months ended March 31, 2020 was primarily due to increased personnel costs and higher stock-based compensation expense.  We expect total SG&A expenses to remain relatively consistent for the remainder of 2020.

Interest expense

	March 31,		Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Interest expense - three months ended	$55	$54	$1	2%
Percentage of total net revenue	4%	2%

Interest expense consisted of interest expense on our senior secured convertible notes (the Notes).  To date, we have paid all accumulated interest for the Notes in-kind through the issuance of identical new senior secured convertible notes. See Note 8 to the condensed consolidated financial statements for additional disclosure.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $5.6 million and working capital of $6.2 million.

Net cash used in operating activities was $0.7 million for the first three months of 2020, which primarily resulted from our net loss of $1.4 million which was partially offset by $0.5 in net changes in assets and liabilities and non-cash charges of $0.1 million of stock-based compensation, depreciation and amortization expenses and $0.1 million of accrued interest. The changes in assets and liabilities primarily related to the timing of customer collections and inventory and other vendor payables and prepayments.

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

Net cash provided by investing activities of $0.3 million for the three months ended March 31, 2020 was mainly due to proceeds from the maturities of short-term investments of $0.3 million. Net cash used in investing activities of $1.6 million during the three months ended March 31, 2019 was mainly due to the purchase of marketable securities, which did not affect our liquidity.

There were minimal cash flows provided by (used in) financing activities during the three months ended March 31, 2020 and 2019.

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

Working Capital

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures and general corporate purposes. We expect our cash expenditures to exceed receipts in 2020, as our revenues will not be sufficient to offset our working capital requirements. On April 21, 2020, we completed a registered direct offering of securities for net proceeds of approximately $1.6 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the first three months of 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. Except as set forth below, there have been no material changes with respect to the risk factors disclosed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on March 17, 2020.

The full effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events are uncertain and could have a material and adverse effect on our business, financial condition, operating results and cash flows.

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. This has negatively affected the world economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place” and created significant disruption of the financial markets. The extent of the impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by  U.S. and foreign government agencies to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted.

In accordance with applicable U.S. governmental ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” we are operating in support of essential products and services, subject to limitations and requirements in applicable state and county orders. We have been complying with county and state orders and have implemented a work-from-home policy for our employees and contractors and significantly minimized the number of employees who visit our office. However, a facility closure, work slowdowns or temporary stoppage at one of our production vendors could occur, which could have a longer-term impact and could delay our deliveries to customers and ability to conduct business.

If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closures, travel restrictions or other restrictions in connection with the COVID-19 pandemic, our operations will be negatively impacted. We may be unable to market and sell our products, and our costs may increase as a result of the COVID-19 outbreak. The impacts could worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to experience improvement.

We rely on other companies to provide raw materials and to perform manufacturing and testing of our products. An extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to ship our products, and, if we are not able to implement alternatives or other mitigations, product deliveries would be adversely impacted and negatively impact our business, financial condition, operating results and cash flows.

As a result of COVID-19, we could see reduced customer demand for our products, which would adversely affect our revenues, financial performance and cash flows, and could result in asset impairments. Delays in transaction processing, including payment processing, by our customers, many of whom are teleworking, could also affect our revenues and cash flows, and current limitations on travel to customers could impact orders and business prospects. Limitations on government operations can also impact regulatory approvals that may be necessary for us to operate our business.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. We were recently able to raise additional capital, however, if we need to raise additional capital to support operations in the future, we may be unable to access the capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Rule 13a-14 certification
	31.2	Rule 13a-14 certification
	32.1	Section 1350 certification
101

The following financial information from MoSys, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on May 8, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2020		MOSYS, INC.

	By:	/s/ Daniel Lewis
Daniel Lewis
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)