Form 10-Q
period 2020-09-30
MoSys, Inc.
filed 2020-11-10
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 3,553,184 as of November 5, 2020.

MOSYS, INC.

FORM 10-Q

September 30, 2020

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,921	$6,053
Short-term investments	—	300
Accounts receivable	790	1,175
Inventories	713	968
Prepaid expenses and other	359	472
Total current assets	8,783	8,968
Property and equipment, net	86	197
Right-of-use lease asset, net	352	156
Other	17	78
Total assets	$9,238	$9,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$80	$218
Deferred revenue	—	166
Short-term lease liability	201	166
PPP note payable, current	171	—
Accrued expenses and other	1,233	1,155
Total current liabilities	1,685	1,705
Convertible notes payable	3,092	2,858
PPP note payable	408	—
Long-term lease liability	152	—
Total liabilities	5,337	4,563
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 3,553 shares and 2,179 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	2
Additional paid-in capital	245,488	243,281
Accumulated deficit	(241,590)	(238,447)
Total stockholders’ equity	3,901	4,836
Total liabilities and stockholders’ equity	$9,238	$9,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue
Product	$1,803	$1,037	$4,550	$7,233
Royalty and other	168	169	649	559
Total net revenue	1,971	1,206	5,199	7,792
Cost of net revenue	677	407	1,811	2,989
Gross profit	1,294	799	3,388	4,803
Operating expenses
Research and development	972	1,097	2,918	3,231
Selling, general and administrative	955	1,059	3,054	2,963
Impairment of goodwill	—	420	—	420
Total operating expenses	1,927	2,576	5,972	6,614
Loss from operations	(633)	(1,777)	(2,584)	(1,811)
Interest expense	(70)	(54)	(181)	(164)
Other income (expense), net	(4)	30	14	81
Net loss	(707)	(1,801)	(2,751)	(1,894)

Deemed dividend for warrant exercise price adjustment	—	—	(392)	—
Net loss attributable to common stockholders	$(707)	$(1,801)	$(3,143)	$(1,894)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.20)	$(0.83)	$(1.03)	$(0.88)
Shares used in computing net loss per share
Basic and diluted	3,546	2,171	3,037	2,161

Other comprehensive income, net of tax:
Net loss	$(707)	$(1,801)	$(2,751)	$(1,894)
Net unrealized gains on available-for-sale securities	—	—	—	1
Comprehensive loss	$(707)	$(1,801)	$(2,751)	$(1,893)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance as of December 31, 2019	2,179	$2	$243,281	—	$(238,447)	$4,836
Issuance of common stock for release of awards	20	—	(1)	—	—	(1)
Exercise of pre-funded warrants	116	—	2	—	—	2
Stock-based compensation	—	—	68	—	—	68
Net loss	—	—	—	—	(1,405)	(1,405)
Balance as of March 31, 2020	2,315	2	243,350	—	(239,852)	3,500
Issuance of common stock for release of awards	1	—	—	—	—	—
Sale of common stock, net of financing costs	1,218	1	1,618	—	—	1,619
Deemed dividend for warrant exercise price adjustment	—	—	392	—	(392)	—
Stock-based compensation	—	—	66	—	—	66
Net loss	—	—	—	—	(639)	(639)
Balance as of June 30, 2020	3,534	3	245,426	—	(240,883)	4,546
Issuance of common stock for release of awards	19	—	(1)	—	—	(1)
Stock-based compensation	—	—	63	—	—	63
Net loss	—	—	—	—	(707)	(707)
Balance as of September 30, 2020	3,553	$3	$245,488	$—	$(241,590)	$3,901

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance as of December 31, 2018	2,148	$2	$243,022	—	$(235,867)	$7,157
Issuance of common stock for release of awards	9	—	(1)	—	—	(1)
Stock-based compensation	—	—	(4)	—	—	(4)
Net income	—	—	—	—	10	10
Balance as of March 31, 2019	2,157	2	243,017	—	(235,857)	7,162
Issuance of common stock for release of awards	5	—	—	—	—	—
Stock-based compensation	—	—	119	—	—	119
Unrealized gain on available-for-sale investments	—	—	—	1	—	1
Net loss	—	—	—	—	(103)	(103)
Balance as of June 30, 2019	2,162	2	243,136	1	(235,960)	7,179
Issuance of common stock for release of awards	16	—	(3)	—	—	(3)
Stock-based compensation	—	—	84	—	—	84
Net loss	—	—	—	—	(1,801)	(1,801)
Balance as of September 30, 2019	2,178	$2	$243,217	$1	$(237,761)	$5,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,751)	$(1,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	148
Stock-based compensation	197	199
Impairment of goodwill	—	420
Accrued interest	181	164
Other	(5)	(11)
Changes in assets and liabilities:
Accounts receivable	385	729
Inventories	255	(67)
Prepaid expenses and other assets	174	448
Accounts payable	(138)	(105)
Deferred revenue and other liabilities	(35)	(257)
Net cash used in operating activities	(1,616)	(226)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(62)
Proceeds from maturities of short-term investments	300	925
Purchases of short-term investments	—	(1,567)
Net cash provided by (used in) investing activities	286	(704)
Cash flows from financing activities:
Proceeds from PPP note	579	—
Proceeds from sale of common stock, net of financing costs	1,619	—
Net proceeds from exercise of pre-funded warrants	2	—
Taxes paid to net share settle equity awards	(2)	(4)
Net cash provided by (used in) financing activities	2,198	(4)
Net increase (decrease) in cash and cash equivalents	868	(934)
Cash and cash equivalents at beginning of period	6,053	7,104
Cash and cash equivalents at end of period	$6,921	$6,170
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$234	$187
Fair value of warrant exercise price adjustment considered as deemed dividend	$392	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts receivable at either September 30, 2020 or December 31, 2019.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded a $0.1 million write down of inventory during the nine months ended September 30, 2020 and recorded no material inventory write-downs during the nine months ended September 30, 2019.

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

During the nine months ended September 30, 2020, the Company recognized revenue of $0.2 million that had been included in deferred revenue as of December 31, 2019.

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

Warrants

As of September 30, 2020, the Company had the following warrants outstanding (share amounts in thousands):

Warrant type	Number of Shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	1,846	$2.40	October 2023

Per Share Amounts

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and shares issuable in conjunction with the outstanding convertible notes.

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	September 30,
	2020	2019
Options outstanding to purchase common stock	160	82
Unvested restricted common stock units	60	91
Convertible notes	271	245
Warrants	1,879	1,994
Total	2,370	2,412

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	September 30, 2020
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$6,921	$—	$—	$6,921

	December 31, 2019
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$6,053	$—	$—	$6,053
Short-term investments	300	—	—	300
	$6,353	$—	$—	$6,353

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	September 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,893	$3,893	$—	$—

	December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$4,574	$4,574	$—	$—
Corporate notes and commercial paper	$300	$—	$300	$—

There were no transfers in or out of Level 1 and Level 2 securities during the nine months ended September 30, 2020 or 2019.

Note 3. Balance Sheet Detail

	September 30,	December 31,
	2020	2019
	(in thousands)
Inventories:
Work-in-process	$514	$746
Finished goods	199	222
	$713	$968

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2020 or 2019 related to these indemnifications.

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

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
North America	$1,494	$930	$4,112	$6,004
Japan	343	179	593	1,431
Taiwan	93	97	340	225
Rest of world	41	—	154	132
Total net revenue	$1,971	$1,206	$5,199	$7,792

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Customer A	33%	*%	32%	*%
Customer B	24%	15%	26%	13%
Customer C	17%	15%	11%	*%
Customer D	11%	33%	*%	27%

*	Represents less than 10%

Four customers accounted for 79% of accounts receivable as of September 30, 2020. Four customers accounted for 85% of accounts receivable as of December 31, 2019.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2014 to 2019 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2010 to 2019.  As of September 30, 2020, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

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

Note 7. Stock-Based Compensation

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, as of September 30, 2020, was $0.2 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.  The expense related to restricted stock units (RSUs) is generally recognized over a three vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, as of September 30, 2020, was $0.3 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 0.8 years.

For the nine months ended September 30, 2020 and 2019, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions

There were no stock options granted during the nine months ended September 30, 2020.  The fair value of the Company’s stock options granted during the nine months ended September 30, 2019 was estimated on the grant dates using the Black-Scholes valuation option-pricing model with the following assumptions:

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

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the nine months ended September 30, 2020 (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of January 1, 2020	88	161	$10.85
RSUs granted	(3)	—	—
Options cancelled	—	(1)	$4.00
Balance as of September 30, 2020	85	160	$10.90

A summary of RSU activity under the 2019 Plan and the 2010 Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of January 1, 2020	103	$3.75
Vested	(21)	$3.80
Non-vested shares as of March 31, 2020	82	$3.74
Cancelled	(1)	$4.55
Non-vested shares as of June 30, 2020	81	$3.73
Granted	3	$1.87
Vested	(20)	$3.56
Cancelled	(4)	$4.00
Non-vested shares as of September 30, 2020	60	$3.58

The total intrinsic value of the RSUs outstanding as of September 30, 2020 was $0.1 million.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2020 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	143	8.51	$2.63	54	$2.99	$—
$15.00 - $25.59	8	2.99	$15.00	8	$15.00	$—
$25.60 - $143.99	3	3.61	$41.88	3	$41.83	$—
$144.00 - $409.99	5	5.90	$144.00	5	$144.00	$—
$410.00 - $924.00	1	4.44	$430.64	1	$430.64	$—
$1.57 - $924.00	160	8.04	$11.02	71	$21.59	$—

There were no stock options exercised during the nine months ended September 30, 2020 or 2019.

Note 8: Stockholders’ Equity

On April 21, 2020, the Company completed a registered direct offering of securities under an effective registration statement filed with the SEC pursuant to the Securities Act of 1933, as amended. In the offering, the Company sold 1,218,000 shares of common stock at a price of $1.56 per share to institutional investors. Net proceeds of the offering, after placement agent and other fees and expenses paid by the Company, were approximately $1.6 million. As a result of the offering, the exercise price of the 1,845,540 outstanding common stock purchase warrants that were issued in October 2018 was reduced from $6.00 per share to $2.40 per share.  During the quarter ended June 30, 2020, the Company accounted for the warrant exercise price adjustment in accordance with Accounting Standards Codification Topic 260 and determined that the change in the exercise price resulted in a deemed dividend of $392,000 that increased the net loss attributable to common stockholders.

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

In accordance with the October 2018 amendment to the Notes, the Company used $7.4 million of the proceeds from a public offering of securities effected in October 2018 to repay a portion of the Notes. Semi-annual interest payments have been made in each of February 2019, August 2019, February 2020 and August 2020 for approximately $78,000,

$109,000, $112,000 and $122,000, respectively, in-kind with the issue of additional notes (Interest Notes) to the Purchasers.  The Interest Notes have terms identical to the Notes. At September 30, 2020, the Notes, Interest Notes and accrued interest could be converted into a maximum of 271,121 shares of common stock at $11.434 per share, excluding the effects of future payments of interest in-kind and a beneficial ownership ceiling of 9.9%. The $3.1 million of outstanding Notes are payable in full in 2023.

PPP Note

On May 7, 2020, the Company entered into a Promissory Note with Wells Fargo Bank, N.A. (the Lender) in an aggregate principal amount of $579,330 (the PPP Note), pursuant to the Paycheck Protection Program (the PPP) under the CARES Act.

The term of the PPP Note is two years. Interest will accrue on the outstanding principal balance of the PPP Note at a fixed rate of 1.0%, which shall be deferred for the first ten months of the term of the PPP Note. Monthly payments will be due and payable beginning in March 2021 and continue each month thereafter until maturity of the PPP Note. The Company may prepay principal of the PPP Note at any time in any amount without penalty. The Agreement contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties or provisions of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

The Company may apply to the Lender for forgiveness of the PPP Note, under the terms of the PPP. No assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part, but the Company believes it has used the proceeds in accordance with the PPP. If the PPP Note is not forgiven, principal payments will be due: $244,000 in 2021, $292,000 in 2022, and $43,330 in 2023.

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

The Company identified only one lease to be accounted for under ASU No. 2016-02, which was the lease for its corporate facility that had an initial expiration date of October 31, 2020. The right-of-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. The discount rate used to measure the lease asset and liability represents the interest rate on the Notes (8%). Lease expense is recognized on a straight-line basis over the lease term, and operating lease expense was $0.2 million for the nine months ended September 30, 2020.  On September 30, 2020, the Company and the lessor extended the lease for an additional 20.5 month term commencing November 1, 2020. The Company does not have an option to extend the lease term beyond the current extension.

The extension was accounted for as a lease modification at September 30, 2020. The Company assessed the lease classification of the facility lease at the modification date and determined that the facility lease should be accounted for as an operating lease. The right-of-use asset and corresponding operating lease liability have been remeasured based on the present value of remaining lease payments over the remaining extended lease term. Non-lease components are not included in the right-of-use asset and liability and are reflected as expense in the period incurred.

Future minimum payments under the facility operating lease at September 30, 2020 are as follows (in thousands):

Operating
Year ending December 31,	lease
2020	$52
2021	206
2022	112
Total future lease payments	370
Less: imputed interest	(17)
Present value of lease liabilities	$353

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease	$168	$163
Non-cash activity:
Recognition of additional right-of-use asset and liability upon lease modification	$352	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, the impacts of COVID-19 on our business, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and the risk factors described below under Item 1A of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

Our strategy and primary business objective is to be a profitable intellectual property-rich fabless semiconductor company offering integrated circuits, or ICs, and related software, firmware and intellectual property, or IP, that deliver unparalleled memory bandwidth and access rate performance for high-performance data processing in cloud networking, communications, security appliances, video, test and monitoring, and data center systems.  Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our primary product line is marketed under the Accelerator Engine name and comprises our Bandwidth Engine and Programmable HyperSpeed Engine IC products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.  Our second-generation Bandwidth Engine, or Bandwidth Engine 2, products are expected to be our primary revenue source through at least 2021, and we expect these products to continue to generate significant revenue thereafter.  As we are not developing new IC products, from a product development perspective, we continue to leverage our current technologies and core competencies to expand our product offerings without incurring significant additional R&D expenses. We are developing our Virtual Accelerator Engine product line consisting of software, firmware and IP available for license. This product line will include multiple function accelerator platform products, which target specific application functions and will use a common software interface to allow performance scalability over multiple hardware environments. These function accelerator platform products are hardware agnostic and operate with or without one of our Accelerator Engine ICs. This software-defined, hardware-accelerated platform architecture utilizes an internally developed graphical memory engine architecture to provide flexible data classification and analysis capability. We believe the technology will generate new opportunities that require less up-front architectural changes by system designers and provide a scalable performance roadmap of options using our Accelerator Engine ICs. Despite our limited new IC product development efforts, we believe our current hardware and software/firmware product portfolio positions us for future growth and profitability.

We incurred net losses of approximately $2.8 million for the nine months ended September 30, 2020 and $2.6 million and $11.4 million for the years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit of approximately $241.6 million as of September 30, 2020. These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

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

In March 2020, Santa Clara County in California, where we are based, issued a ”shelter-in-place” order (the Order) that was initially effective through April 7, 2020 and has now been extended. We have been complying with the Order and have minimized business activities at our San Jose headquarters facility (our only facility) since March 2020. We have implemented a teleworking policy for our employees and contractors to reduce on-site activity at our facility. The Order impacted our ability to produce and ship our IC products in the second half of March, as certain of our vendors in the San Francisco Bay Area closed in accordance with the Order. In April, we resumed shipments of our IC products, as we and our vendors are supporting shipment of components for critical infrastructure, as defined by the federal government; however, our employees are generally restricted from visiting our customer and vendor sites in compliance with the Order, and we are unable to conduct certain product testing and development activities.

We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. The ultimate impact of the Covid-19 pandemic on our business and results of operations is uncertain and difficult to predict, and we are closely monitoring impacts, especially to customer programs and our supply chain. We expect that the impacts of the COVID-19 pandemic will have a negative impact on our revenues for the remainder of 2020, although we are not in a position to quantify such impacts. In addition, we have and continue experience longer lead times for certain components used to manufacture our IC products. While we believe that our operations personnel are currently in a position to meet expected customer demand levels in the coming quarters, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could negatively impact our business, results of operations, financial condition and cash flows.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. During the nine months ended September 30, 2020, we were able to raise additional capital and received a loan under the Paycheck Protection Program (see discussion below under Liquidity and in Notes 8 and 9 to the condensed consolidated financial statements included in Part I, Item I of this Form 10-Q), however, if we need to raise additional capital to support operations in the future, we may be unable to access the capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to ”Risk Factors“ in Part II, Item 1A. of this quarterly report on Form 10-Q.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

September 30,	Change
2020	2019	2019 to 2020
(dollar amounts in thousands)
Product -three months ended	$1,803	$1,037	$766	74%
Percentage of total net revenue	91%	86%
Product -nine months ended	$4,550	$7,233	$(2,683)	(37)%
Percentage of total net revenue	88%	93%

Product revenue increased for the three months ended September 30, 2020 compared with the same period of 2019 primarily due to higher sales of our Bandwidth Engine 2 products, partially offset by decreases in our LineSpeed product sales.  Product revenue decreased for the nine months ended September 30, 2020 compared with the same period of 2019 primarily due to lower sales of our Bandwidth Engine and LineSpeed products.

September 30,	Change
2020	2019	2019 to 2020
(dollar amounts in thousands)
Royalty and other -three months ended	$168	$169	$(1)	(1)%
Percentage of total net revenue	9%	14%
Royalty and other -nine months ended	$649	$559	$90	16%
Percentage of total net revenue	12%	7%

Royalty and other includes license, royalty and related revenues generated from licensing agreements. The increase in royalty and other revenue for the nine months ended September 30, 2020 compared with the same period of 2019 was primarily due to new customer licensing revenue recognized in the quarter ended June 30, 2020, partially offset by a small decrease in royalty revenue.

Cost of Net Revenue and Gross Profit

September 30,	Change
2020	2019	2019 to 2020
(dollar amounts in thousands)
Cost of net revenue -three months ended	$677	$407	$270	66%
Percentage of total net revenue	34%	34%
Cost of net revenue -nine months ended	$1,811	$2,989	$(1,178)	(39)%
Percentage of total net revenue	35%	38%

September 30,	Change
2020	2019	2019 to 2020
(dollar amounts in thousands)
Gross profit -three months ended	$1,294	$799	$495	62%
Percentage of total net revenue	66%	66%
Gross profit -nine months ended	$3,388	$4,803	$(1,415)	(29)%
Percentage of total net revenue	65%	62%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our IC products.

Cost of net revenue increased for the three months ended September 30, 2020 compared with the same period of 2019 primarily due to increased shipment volumes of our Bandwidth Engine 2 products.  Cost of net revenue decreased for the nine months ended September 30, 2020 primarily due to decreased shipment volumes of our Bandwidth Engine products when compared with the same period in 2019, partially offset by a $0.1 million write-down of inventory in the quarter ended June 30, 2020 for lead-based Bandwidth Engine 2 products due to the timing of customer transitions to lead-free products.

Gross profit decreased for the nine months ended September 30, 2020 compared with the same period of 2019 due to the decrease in gross profit attributable to the reductions in product revenues. As a percentage of net revenue, gross profit increased due to higher gross margins on our product sales and higher royalty and other revenue, which generally has no associated cost.

Research and Development

	September 30,		Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Research and development -three months ended	$972	$1,097	$(125)	(11)%
Percentage of total net revenue	49%	91%
Research and development -nine months ended	$2,918	$3,231	$(313)	(10)%
Percentage of total net revenue	56%	41%

Our research and development expenses include costs related to the development of our IC products and amortization of intangible assets. We expense research and development costs as they are incurred.

The decrease for the three and nine months ended September 30, 2020 compared with the same period of 2019 was primarily due to decreases in personnel costs and decreased prototyping, testing and related material costs, partially offset by increases in consulting costs for development of our new Virtual Accelerator Engine products. We expect that total research and development expenses will remain relatively consistent for the remainder of 2020.

Selling, General and Administrative

September 30,	Change
2020	2019	2019 to 2020
(dollar amounts in thousands)
SG&A -three months ended	$955	$1,059	$(104)	(10)%
Percentage of total net revenue	48%	88%
SG&A -nine months ended	$3,054	$2,963	$91	3%
Percentage of total net revenue	59%	38%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three months ended September 30, 2020 compared with the same period of 2019 was primarily due to decreases in professional services fees as we held our 2019 annual meeting and effected a reverse stock split in the quarter ended September 30, 2019.   The increase for the nine months ended September 30, 2020 compared with the same period of 2019 was primarily due to increased personnel costs and facilities costs partially offset by decreases in professional service fees and trade show costs.  We expect total SG&A expenses to remain relatively consistent for the remainder of 2020.

Interest expense

	September 30,		Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Interest expense - three months ended	$70	$54	$16	30%
Percentage of total net revenue	4%	4%
Interest expense - nine months ended	$181	$164	$17	10%
Percentage of total net revenue	3%	2%

Interest expense consisted of interest expense on our senior secured convertible notes (the Notes).  As of September 30,2020, we have paid all accumulated interest for the Notes in-kind through the issuance of identical new senior secured convertible notes. See Note 8 to the condensed consolidated financial statements for additional disclosure.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $6.9 million and working capital of $7.1 million.

Net cash used in operating activities was $1.6 million for the first nine months of 2020, which primarily resulted from our net loss of $2.8 million that was partially offset by $0.7 million in net changes in assets and liabilities and non-cash charges of $0.3 million for stock-based compensation and depreciation and amortization expenses and $0.2 million of accrued interest. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $0.2 million for the first nine months of 2019, which primarily resulted from our net loss of $1.9 million, which was offset by $0.7 million in net changes in assets and liabilities and non-cash charges, stock-based compensation of $0.2 million, depreciation and amortization expenses of $0.2 million, accrued interest of $0.2 million and a goodwill impairment charge of $0.4 million.  The changes in assets and liabilities primarily related to the timing of accounts receivable collections, inventory purchases and other vendor payables and prepayments.

Net cash provided by investing activities of $0.3 million for the nine months ended September 30, 2020 represented proceeds from the maturities of short-term investments. Net cash used in investing activities of $0.7 million for the nine months ended September 30, 2019 was mainly due to the purchase of short-term investments of $1.6 million, which did not affect our liquidity, partially offset by proceeds from the maturities of short-term investments of $0.9 million.

Net cash provided by financing activities of $2.2 million for the nine months ended September 30, 2020 primarily consisted of $1.6 million in net proceeds received from the sale of common stock in a registered direct offering of securities completed in April 2020 and $0.6 million of proceeds received in May 2020 from an unsecured loan under the Paycheck Protection Program. There were minimal cash flows used in financing activities during the nine months ended September 30, 2019.

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

Working Capital

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures and general corporate purposes. We expect our cash expenditures to exceed receipts in 2020, as our revenues will not be sufficient to offset our working capital requirements. In April 2020, we completed a registered direct offering of securities that generated net proceeds of approximately $1.6 million.  In May 2020, we entered into a Promissory Note with Wells Fargo Bank, N.A. in an aggregate principal amount of approximately $0.6 million (the PPP Note), pursuant to the Paycheck Protection Program (the PPP) under the CARES Act. We intend to apply for forgiveness of the PPP Note under the terms of the PPP. No assurance is provided that we will obtain forgiveness of the PPP Note in whole or in part, but we believe we have used the proceeds in accordance with the PPP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the nine months ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)	Exhibits

	31.1*	Rule 13a-14 certification
	31.2*	Rule 13a-14 certification
	32.1**	Section 1350 certification
101*

The following financial information from MoSys, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on November 10, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

**Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2020		MOSYS, INC.

	By:	/s/ Daniel Lewis
Daniel Lewis
President and Chief Executive Officer

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)