Form 10-K
period 2020-12-31
MoSys, Inc.
filed 2021-03-18
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2020 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2020 was $6,427,310.

The number of shares of Registrant’s Common Stock outstanding, par value $0.001 per share, as of March 12, 2021, was 6,133,719 .

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Annual Report on Form 10-K, or this Report, and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, statements about the market for our products, technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward- looking statements. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, and related issues that may arise therefrom. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” and elsewhere in this Report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

MoSys®,1T-SRAM® and Bandwidth Engine® are registered trademarks of MoSys, Inc.  QPR™, LineSpeed™ and GigaChipTM are trademarks of MoSys, Inc.

Unless expressly indicated or the context requires otherwise, the terms “MoSys,” the “Company,” “we,” “us”or “our” in this Report refer to MoSys, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

Note Regarding Reverse Stock Split

The information presented in the Report has been modified to reflect the impact of a 1-for-20 reverse stock split effected in August 2019. See Note 1 to the consolidated financial statements included in Item 15 of this Report for further discussion of the reverse stock split.

Part I

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

  As data rates and the amount of high-speed processing increase, critical memory access bottlenecks occur. Our Accelerator Engine ICs dramatically increase memory accesses per second, removing these bottlenecks. In addition, the serial interface and high-memory capacity reduce the board footprint, number of pins and complexity, while using less power. To complement our Accelerator Engine ICs and utilize our technology we have been developing our Virtual Accelerator Engine, or VAE, product line that leverages our proprietary graph memory engine technology to provide data classification capabilities through the use of high-speed memories.   Our VAE products include software, firmware and related intellectual property, or IP, and are hardware agnostic and operate with or without one of our Accelerator Engine IC products.

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

Industry Background

The amount of data and the number of data consumers and devices continues to grow, driven primarily by commercial and consumer cloud applications, video services, high speed mobile networks, Internet of Things, or IoT, and many other cloud applications. In order to meet these demands, the new cloud infrastructure, including the backbone, edge, access network and data centers, must scale in both speed and intelligence to handle real-time security, bandwidth allocation, and service-level expectations. In addition, workloads or applications delivered at a massive scale from the cloud require flexible and efficient data transmission to optimize resources to enable these applications and lower the overall cost, size and power of the data center. These increased demands strain communication between onboard IC devices, limiting the data throughput in network switches and routers and the network backbone.

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

Networking communications, security, video and computing systems throughout the cloud network must operate at higher speed and performance levels, and so require new generations of packet processors and improved memory subsystems to enable system performance. These systems and their component line cards generally need to support aggregate rates of 100 gigabits per second, or Gbps, and above to meet the continued growth in network traffic. Data centers and access equipment that were previously aggregating slower traffic at rates of up to 40Gbps now are being designed to aggregate traffic at 100Gbps, or more. The transition to high-bandwidth networks and the move to 100Gbps and higher rates at the edge (i.e., closer to the networks and users generating data, voice and video traffic) is underway, and the increase in data rates for these networks is expected to continue to grow rapidly over the coming years.

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

Each line card requires a significant amount of memory to support its processing capabilities. Traditional external memory IC solutions currently used on line cards include both dynamic random access memory, or DRAM, and static random access memory, or SRAM. Line cards in networking systems use both specialized, high-performance DRAM ICs, such as reduced-latency DRAM, or RLDRAM, low-latency DRAM, or LLDRAM, and commodity DRAM, such as double data rate, or DDR ICs.  The latest DDR memory is high-bandwidth memory, or HBM, which provides high bandwidth, but has fundamentally slow access time.  For very high access, networking systems use higher-performance SRAM, which may be integrated into the data processing IC itself depending on size, power and economics or use a traditional external SRAM IC, such as quad data rate, or QDR SRAM. These memories are very fast, but are much smaller, cost more and burn more power than traditional DRAM. Substantially all of these traditional memory IC solutions use parallel interfaces, which are slower than serial interfaces. For data processing solutions, which are unable to integrate sufficient amounts of SRAM, such as FPGAs, we believe the external SRAMs or RLDRAMs will be increasingly challenged to meet the performance, pin count, area and power requirements as networking systems and other new security, video, and compute systems expand beyond 400Gbps. The result is a gap between processor and memory performance. To meet the higher performance requirements being demanded by the industry, while using current components and architectural approaches, system designers must add more discrete memory ICs to the line cards and/or add more embedded memory on the packet processor. New processor and custom data processing engine ICs are being developed that integrate more SRAM to help offset the bottlenecks, but the cost to develop these custom ICs is high and there is a trade-off in cost, power and size.

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

The in-memory functions executed within the memory architecture in our Accelerator Engine IC products result in application-performance increases by reducing the number of external memory and computational operations needed to accomplish the same functions using traditional memories.  Also, by executing in-memory, the resources of the packet processor and other ICs on a customer board are available to perform other functions.

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

Target Large and Growing Markets

Prior to 2019, our primary focus was the multi-billion dollar networking, telecommunications, security appliance and data center OEM equipment markets, as our products were developed to support the growth in 100Gbps and higher networking speeds. During 2019, we expanded our market focus to new markets, including video, test and measurement and computing markets. We are currently supporting customers across these markets, with whom we have achieved design wins. We define a design win as a commitment from a customer to utilize one of our IC products in its system. We continue to actively pursue additional design wins for the use of our ICs in our target markets. We believe our design wins represent the potential for future revenue growth. However, there is no assurance that these customer designs will be shipped in large volume by our customers to their customers, how much revenue each design win is likely to generate, or how much revenue all of these (and future design wins) are likely to generate.

Build Long-Term Relationships with FPGA Vendors and Suppliers of Data Processing Solutions

We believe that having long-term relationships with FPGA providers is critical to our success, as such relationships enable us to reduce our time-to-market, provide us with a competitive advantage, identify additional IC design win and licensing opportunities and expand our target markets. A key consideration of network system designers is to demonstrate interoperability between our IC products and the processor ICs  utilized in their systems. To obtain design wins, we must demonstrate this interoperability, and also show that our IC products work optimally with the packet processor to achieve the performance requirements. In addition, our current strategy requires packet processor suppliers to adopt our GCI interface. To that end, we have been working closely with FPGA and application specific standard product providers to enable interoperability between our Accelerator Engine IC products and their high-performance products. To facilitate the acceptance of our Accelerator Engine ICs, we have made available development and characterization kits for system designers to evaluate and develop code for next-generation networking systems. Our characterization kits are fully-functional hardware platforms that allow FPGA and ASIC providers, and their customers, to demonstrate interoperability of the Accelerator Engine IC with the ASIC or FPGA the designers use within their systems.

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

QPR

During 2020, we launched a new line of memory ICs, our quad partition rate, or QPR, family of low cost, ultra-high speed SRAM memory devices optimized for FPGA-based systems.

Our QPR memory technology features an architecture that allows for parallel accesses to multiple partitions of the memory simultaneously and allows access of up to 576 bits per read or write cycle. The QPR device includes four independent partitions per input/output and each partition functions as a stand-alone random-access SRAM. The high-performance interface, larger density and the multiple partitions work together to support multiple independent functional blocks within an FPGA with one QPR device. The MoSys MSQ220 and MSQ230 QPR devices are ideally suited for random-access applications. MoSys also offers an optional FPGA RTL memory controller to simplify the interface to its high capacity 567Mb or 1Gb devices. We also offer an RTL memory controller that presents an SRAM-like interface to simplify the QPR design effort.

The target applications are FPGA-based and include a broad range of markets, including test and measurement, 5G networks, router, switching, security, computational storage, database acceleration, Big Data, aerospace and defense, advanced video, high-performance computing, machine learning and AI and other data-driven areas.

LineSpeed Flex PHYs

Our LineSpeed Flex family of 100G PHYs, is designed to support industry standards and includes gearbox, Multi-Link Gearbox, or MLG, and high density CDR/retimer devices designed to enable Ethernet and OTN line card applications to support the latest electrical and optical interfaces.

IP Licensing

1T-SRAM

Historically, we licensed our IT-SRAM memory and SerDes interface technologies on a worldwide basis to semiconductor companies, electronic product manufacturers, foundries, intellectual property companies and design companies.  Most of these licensees incorporated our technology into ICs that they sold to their customers, and, in the case of IT-SRAM licenses, pay a royalty to us for each IC shipped that incorporates our technology. Royalty and other revenue generated from our legacy IP agreements represented 12% and 7% of our total revenues for 2020 and 2019, respectively.

Virtual Accelerator Engines

Recently, we announced our new VAE product line that consists of software, firmware and other IP, such as register-transfer level, or RTL, code and utilizes a common application programming interface and common RTL interface to facilitate platform portability. This new product line will include multiple function accelerator platform products, which target specific application functions and will use a common software interface to allow performance scalability over multiple hardware environments. These function accelerator platform products are hardware agnostic and operate with or without one of our Accelerator Engine ICs. For example, our VAE IP can run on a processing unit IC or FPGA that is not attached to a MoSys IC or an FPGA that is attached to a MoSys IC, such as the Bandwidth Engine or Programmable HyperSpeed Engine.

Our initial VAE product is our graph memory engine, or GME, accelerator IP, which is part of our packet classification platform, for performing embedded search and classification of packet headers. A typical use would be an alternative to ternary content-addressable memory, or TCAM, which is a specialized type of high-speed memory that searches its entire contents in a single clock cycle. While TCAMs enable the highest levels of performance, they are monolithic ICs that are limited in capacity and consume large amounts of power. In comparison, our GME IP can be integrated into the existing processor chip or chipset with no additional stand-alone IC required. Our proprietary platform software enables the compilation of TCAM images into graphs for GME processing utilizing a wider range of memory types including DRAM.

We believe the technology will generate new opportunities that require less up-front architectural changes by system designers and provide a scalable capacity and performance roadmap of options using our Accelerator Engine ICs. We began pursuing license opportunities for our VAE products in 2020 and expect to begin achieving production licenses for these products in 2021.

Research and Development

Our ability to compete in the future depends on successfully improving our technology to meet the market’s increasing demand for higher performance and lower cost solutions. Development of new IC products requires specialized chip design and product engineers, as well as significant fabrication and testing costs, including mask costs.  We currently do not have internal resources for new IC products. That said, we believe our Accelerator Engine IC product portfolio will provide us with adequate revenue growth opportunity for the foreseeable future.  We have focused our product development efforts on software-based capabilities and features that leverage our current technologies and core competencies and complement, our Accelerator Engine IC products. As discussed above, we recently announced our VAE product line, and the initial packet classification products will use our graph memory engine for performing embedded search and classification of packet headers. We intend to continue to devote the majority of our research and development efforts toward furthering our VAE product roadmap and, where applicable, developing customer-specific IP.

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

In addition to our direct sales personnel, we sell through sales representatives and distributors in the United States and Asia. During 2020, we entered into new distribution relationships with Arrow Electronics and DigiKey Electronics, which are two of the largest worldwide IC distributors. These distributors have a global presence with offices and technical selling and applications, which we believe will enable us to reach new potential customers for our products.

We also have applications engineers who support our customer engagements and engage with the customers’ system architects and designers to propose and implement our IC and IP solutions to address system design challenges and improve performance.

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

The following customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Year Ended
	December 31,
	2020	2019
Flextronics	37%	30%
Sanmina	22%	14%
Clavis	10%	17%
Nokia/ALU	10%	*
Palo Alto Networks	*	13%

*Represents less than 10%

Intellectual Property

We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights.

As of December 31, 2020, we held 66 U.S. and 33 foreign patents on various aspects of our technology, with expiration dates ranging from 2022 to 2037. We also held 4 pending patent applications in the U.S. and abroad. There can be no assurance that others will not independently develop or patent similar or competing technology or design around any patents that may be issued to us, or that we will be able to successfully enforce our patents against infringement by others.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Our IC customers, licensees or we might, from time to time, receive notice of claims that we have infringed patents or other intellectual property rights owned by others. Our successful protection of our patents and other intellectual property rights and our ability to make, use, import, offer to sell, and sell products free from the intellectual property rights of others are subject to a number of factors, particularly those described in Part I, Item 1A, “Risk Factors.”

Competition

The markets for our products are highly competitive. We believe that the principal competitive factors are:

•	processing speed and performance;
•	density and cost;
•	power consumption;
•	reliability;
•	interface requirements;
•	ease with which technology can be customized for and incorporated into customers’ products; and
•	level of technical support provided.

We believe that our products compete favorably with respect to each of these criteria. Our proprietary 1T-SRAM embedded memory and high-speed serial interface IP can provide our Accelerator Engine ICs with a competitive advantage over alternative devices. Alternative solutions are either DRAM or SRAM-based and can support either the memory size or speed requirements of high-performance networking systems, but generally not both. DRAM solutions provide a significant amount of memory at competitive cost, but DRAM solutions do not have the required fast access and cycle times to enable high-performance. The DRAM solutions currently used in networking systems include RLDRAM from Micron Technology, Inc., or Micron, LLDRAM from Renesas, DDR from Samsung Electronics Co., Ltd., Micron and others, and HBM, which is stacked DRAM memory from Samsung Electronics Co. and SK Hynix. SRAM solutions can meet high-speed performance requirements, but often lack adequate memory size. The SRAM solutions currently used in networking systems primarily include QDR or similar SRAM products from Cypress Semiconductor Corporation and GSI Technology, Inc. Most of the currently available SRAM and DRAM solutions use a parallel, rather than a serial interface. To offset these drawbacks, system designers generally must use more discrete memory ICs, resulting in higher power consumption and greater utilization of space on the line card.

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

Our Accelerator Engine ICs compete with embedded memory solutions, stand-alone memory ICs, including both DRAM and SRAM ICs, ASICs designed by customers in-house to meet their system requirements, and NPUs that use significant internal memory and customer-designed software to implement tasks. Our prospective customers may be unwilling to adopt and design-in our ICs due to the uncertainties and risks surrounding designing a new IC into their systems and relying on a supplier that has limited history of manufacturing such ICs and limited financial resources. In addition, our Accelerator Engine ICs require the customer and its other IC suppliers to implement our chip-to-chip communication protocol, the GCI interface. These parties may be unwilling to do this if they believe it could adversely impact their own future product developments or competitive advantages, or, if they believe it might complicate their development process or increase the cost of their products. To remain competitive, we believe we must provide unparalleled memory IC solutions with the highest bandwidth capability for our target markets, which solutions are engineered and built for high-reliability carrier and enterprise applications.

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

Employees

As of December 31, 2020, we had 24 employees all of whom are located in the United States, consisting of 15 in research and development and manufacturing operations and 9 in sales, marketing and general and administrative functions.

Available Information

We were founded in 1991 and reincorporated in Delaware in 2000. Our website address is www.mosys.com. The information in our website is not incorporated by reference into this report. Through a link on the Investor section of our website, we make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission, or SEC. You can also read any materials submitted electronically by us to the SEC on its website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

We have a history of losses and we expect to raise additional capital in the future.

We recorded a net loss of approximately $3.8 million for the year ended December 31, 2020, and ended the period with an accumulated deficit of approximately $242.7 million. We recorded a net loss of approximately $2.6 million for the year ended December 31, 2019, and ended the period with an accumulated deficit of approximately $238 million. These and prior-year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital during this period. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we expect to need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

The full effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events are uncertain and could have a material and adverse effect on our business, financial condition, operating results and cash flows.

The global outbreak of the coronavirus disease 2019, or COVID-19, was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. This has negatively affected the world economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place” and created significant disruption of the financial markets. The extent of the impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions U.S. and foreign government agencies continue to take to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted.

In accordance with applicable U.S. governmental ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” we are operating in support of essential products and services, subject to limitations and requirements in applicable state and county orders. We have been complying with county and state orders and have implemented a teleworking policy for our employees and contractors and significantly minimized the number of employees who visit our office. Since the outbreak of COVID-19, while we have experienced increased lead times for wafers, substrates and assembly services, we have experienced minimal impact on our production operations and have been able to satisfy all customer purchase orders timely. However, a facility closure, work slowdowns or temporary stoppage at one of our manufacturing suppliers could occur, which could have a longer-term impact and could delay our production and ability to conduct business and negatively impact our business, financial condition, operating results and cash flows.

If our workforce is unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closures, travel restrictions or other restrictions in connection with the COVID-19 pandemic, our operations will be negatively impacted. We may be unable to produce and sell our IC products, and our costs may increase as a result of the COVID-19 outbreak. The impacts could worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to experience improvement.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. Although we were able to access the capital markets in connection with our February 2021 registered direct offering, we may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

We are working with our stakeholders, including customers, suppliers and employees, to address the impact of this global pandemic. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. Should such disruption continue for an extended period of time, or if and when the pandemic ends, the resumption of normal business operations may be delayed or constrained by lingering effects of the pandemic (including limitations imposed by governmental authorities on our ability to return to normal operating practices). These effects, alone or taken together, could have a material adverse impact on our business, results of operations or financial condition.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We intend to continue spending to grow our business. We expect to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.

If we were to raise additional capital through sales of our equity securities, our stockholders would suffer dilution of their equity ownership, as exemplified by the substantial share dilution resulting from our February 2021 registered direct offering. If we engage in a subsequent debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	Develop or enhance our products;
•	Continue to expand our product development and sales and marketing organizations;
•	Acquire complementary technologies, products or businesses;
•	Expand operations, in the United States or internationally;
•	Hire, train and retain employees; or
•	Respond to competitive pressures or unanticipated working capital requirements.

Our future success is substantially dependent on the successful development of our Virtual Accelerator Engine IP product line, which entails significant risks.

Since the second half of 2019, our principal strategic objective has been the development of our Virtual Accelerator Engine, or VAE, software, firmware and related intellectual property, or IP, products.  We have devoted, and are continuing to devote, significant efforts and resources to this development effort.  This ongoing project involves the commercialization of new technology, will require a substantial effort during fiscal 2021 and beyond and will be subject to significant risks.  In addition to the typical risks associated with the development of technologically advanced products, this project will be subject to enhanced risks of technological problems related to the development of an entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of new customer relationships. The establishment of new customer relationships and licensing our VAE technology to such new customers will be a significant undertaking that will require us to invest in our sales team, expand our marketing activities and, at some point, change the focus of our business and operations. Our inability to successfully conclude this development effort and establish a market for our VAE products would have a material adverse effect on our future financial and business success, including our prospects for increasing our revenues and achieving and maintaining profitability.

Our failure to successfully market our products could seriously harm our ability to execute our business strategy and may force us to curtail our research and development plans or existing operations.

Our success depends upon the acceptance by our target markets of our technologies, including our ICs and VAE IP by equipment suppliers. Our prospective customers may be unwilling to adopt and design-in our products due to the uncertainties and risks surrounding designing a new IC and/or incorporating new IP into their systems and relying on a small, sole-sourced supplier. Thus, currently, we do not know whether we will be able to generate adequate profit from making and selling our products and licensing our technologies.

An important part of our strategy to gain market acceptance is to penetrate new markets by targeting market leaders to accept our technology solutions. This strategy is designed to encourage other participants in those markets to follow these leaders in adopting our solutions. If a high-profile industry participant adopts our ICs or IP for one or more of its products but fails to achieve success with those products, or is unable to successfully implement our ICs, or IP, other industry participants’ perception of our solutions could be harmed. Any such event could reduce the amount of future sales of our products.

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

The IC design win process is generally a lengthy, expensive and competitive process, with no guarantee of revenue, and, if we fail to generate sufficient revenue to offset our expenses, our business and operating results would suffer.

Achieving a design win for one of our IC products is typically a lengthy, expensive and competitive process because our customers generally take a considerable amount of time to evaluate our ICs. In the markets we serve, the time from initial customer engagement to design win to production volume shipments can range from two to three years, though it may take longer for new customers or markets we intend to address. In order to win designs, we are required to both incur design and development costs and dedicate substantial engineering resources in pursuit of a single customer opportunity. Even though we incur these costs we may not prevail in the competitive selection process, and, even if we do achieve a design win, we may never generate sufficient, or any, revenue to offset our development expenditures. Our customers have the option to decide whether or not to put our solutions into production after initially designing our products in the specification. The customer can make changes to its product after a design win has been awarded to us, which can have the effect of canceling a previous design win. This occurred in 2018 when a large customer decided to phase out its use of our products. The delays inherent in our protracted sales cycle increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated revenue. In addition, any change, delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense while generating no revenue.

If our foundry does not achieve satisfactory yields or quality, our cost of net revenue will increase, our operating margins will decline and our reputation and customer relationships could be harmed.

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

In addition, our 1T-SRAM technology used in our Accelerator Engine products is not available at process nodes below 40 nanometers. To date, we have not developed any memory products below the 40-nanometer process node and have no plans to continue the product roadmap for our Accelerator Engine products. We do not consider this to adversely affect our current product offerings, but our inability to continue our product roadmap can adversely affect, and has in the past affected, our efforts to win new customers, secure additional design wins and significantly grow our future revenues.

If TSMC were to discontinue the foundry process used to produce our Accelerator Engine products, we would not be in a position to transition production of these products to a new foundry and continue to manufacture our products and this would require us to discontinue production of these products and would negatively impact our future revenues results of operations and cash flows.

To date, we have not achieved the anticipated benefits of a fabless semiconductor company.

Our goal has been to increase our total available market by creating high-performance ICs for networking communications, data center systems and other markets using our proprietary technology and design expertise. Historically, this development effort required that we add headcount and design resources, such as expensive software tools, which increased our losses from, and cash used in, operations. Due to our limited financial resources, we were unable to sustain our IC development efforts and curtailed them in 2017. To date, we have had limited success selling our ICs and increasing our revenue and expanding our markets.  Our efforts have been subject to various risks and uncertainties, including, but not limited to:

•	a lack of working capital;
•	customer acceptance;
•	adoption of the GCI interface, without which our Accelerator Engine products cannot function;

•	difficulties and delays in our product development, manufacturing, testing and marketing activities;
•	timeliness of new product introductions;
•	the anticipated costs and technological risks of developing and bringing ICs to market;
•	the willingness of our manufacturing partners to assist successfully with fabrication;
•	our ability to qualify our products for mass production and achieve wafer yield levels and the final test results necessary to be price competitive;
•	the availability of quantities of ICs supplied by our manufacturing partners at a competitive cost;
•	our ability to generate the desired gross margin percentages and return on our product development investment;
•	competition from established IC suppliers;
•	the adequacy of our IP protection for our proprietary IC designs and technologies;
•	customer concerns over our financial condition and viability to be a long-term profitable supplier; and
•	the vigor and growth of markets served by our current and prospective customers.

If we experience significant delays in bringing our IC products to market, if customer adoption of our products is delayed or if our customers’ products that include our IC products are not successful, this could have a material adverse effect on our anticipated revenues in upcoming years due to the potential loss of design wins and future revenues.

Our main objective is the development and sale of our technologies to cloud networking, security, test and video system providers and their subsystem and component vendors and, if demand for these products does not grow, we may not achieve revenue growth and our strategic objectives.

We market and sell our ICs and IP to cloud networking, communications, data center and other equipment providers and their subsystem and component vendors. We believe our future business and financial success depends on market acceptance and increasing sales of these products. In order to meet our growth and strategic objectives, networking infrastructure OEMs must incorporate our products into their systems and the demand for their systems must grow as well. We cannot provide assurance that sales of our products to these OEMs will increase substantially in the future or that the demand for our customers’ systems will increase. Our future revenues from these products may not increase in accordance with our growth and strategic objectives if, instead, our OEM customers modify their product designs, select products sold by our competitors or develop their own proprietary technologies. Moreover, demand for their products that incorporate our technologies may not grow or result in significant sales of such products due to factors affecting the customers and their business such as industry downturns, declines in capital spending in the enterprise and carrier markets or unfavorable macroeconomic conditions. Thus, the future success of our business depends in large part on factors outside our control, and sales of our products may not meet our revenue growth and strategic objectives.

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

Our future performance depends on a number of factors, including our ability to:

•	identify target markets and relevant emerging technological trends;
•	develop and maintain competitive technology by improving performance and adding innovative features that differentiate our products from alternative technologies;
•	enable the incorporation of our products into customers’ products on a timely basis and at competitive prices;
•	develop and establish a market for our VAE products; and
•	respond effectively to new technological developments or new product introductions by others.

Our failure to enhance our existing products and develop future products that achieve broad market acceptance will harm our competitive position and impede our future growth.

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

We expect our 1T-SRAM royalty revenues to decrease compared with our historical results, and there is no guarantee revenues from our IC products will replace these lost revenues in the near future.

We are no longer actively pursuing new license arrangements for our 1T-SRAM technologies, and, as a result, our 1T-SRAM royalty may decline the production volumes of the current royalty-bearing products shipped by our licensees. We expect our royalty revenue to decrease in 2021 and future periods. Historically, royalties have generated a 100% gross margin, and any decrease in royalties adversely affects our gross margin, operating results and cash flows.

Our revenue has been highly concentrated among a small number of customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue.  For the year ended December 31, 2020, our three largest customers represented approximately 66% of total revenue. For the year ended December 31, 2019, our three largest customers represented approximately 61% of total revenue. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. At December 31, 2020, four customers represented 79% of total trade receivables. Our failure to collect receivables from any customer that represents a large percentage of receivables on a timely basis, or at all, could adversely affect our cash flow or results of operations.

Our products must meet exact specifications and defects and failures may occur, which may cause customers to return or stop buying our products.

Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. If defects and failures occur in our products during the design phase or after, we could experience lost revenues, increased costs, including warranty and customer support expenses and penalties for non-performance stipulated in customer purchase agreements, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management resources or damage to our reputation and brand equity, and in some cases consequential damages, any of which would harm our operating results. In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our customers. We cannot assure you that we will have sufficient resources to satisfy any asserted claims. Furthermore, any such defects, failures or delays may be particularly damaging to us as we attempt to establish our reputation as a reliable provider of IC and IP products.

Because we sell our IC products on a purchase order basis and rely on estimated forecasts of our customers’ needs, inaccurate forecasts could adversely affect our business.

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

We rely on an independent foundry and contractors for the manufacture, assembly, testing and packaging of our integrated circuits, and the failure of any of these third parties to deliver products or otherwise perform as requested could damage our relationships with our customers and harm our sales and financial results.

As a fabless semiconductor company, we rely on third parties for substantially all of our manufacturing operations. We depend on these parties to supply us with material in a timely manner that meets our standards for yield, cost and quality. We do not have long-term supply contracts with any of our suppliers or manufacturing service providers, and therefore they are not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price except as may be provided in a particular purchase order. Any problems with our manufacturing supply chain, including disruptions due to the COVID-19 global pandemic, could adversely impact our ability to ship our products to our customers on time and in the quantity required which in turn could damage our customer relationships and impede market acceptance of our IC solutions.

Our third-party wafer foundry and testing and assembly vendors are located in regions at high risk for earthquakes and other natural disasters and adverse consequences related to the outbreak of contagious diseases such as COVID-19. Any disruption to the operations of these foundries and vendors resulting from earthquakes or other natural disasters could cause significant delays in the development, production, shipment and sales of our IC products.

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

The COVID-19 global pandemic, along with outbreaks of new contagious diseases or the resurgence of existing diseases that significantly affect the Asia-Pacific region could disrupt the operations of our key suppliers and manufacturing partners.

Any claim that our products or technology infringe third party IP rights could increase our costs of operation and distract management and could result in expensive settlement costs or the discontinuance of our technology licensing or product offerings. In addition, we may incur substantial litigation expense which would adversely affect our profitability.

The semiconductor industry is characterized by vigorous protection and pursuit of IP rights or positions which has resulted in often protracted and expensive litigation. We are not aware of any third party IP that our products or technology would infringe. However, like many companies of our size with limited resources, we have not searched for all potentially applicable IP in the public databases. It is possible that a third party now has, or may in the future obtain, patents or other intellectual property rights that our products or technology may now, or in the future, infringe. Our licensees and IC customers, or we, might, from time to time, receive notice of claims that we have infringed patents or other IP rights of others. Litigation against us can result in significant expense and divert the efforts of our technical and management personnel whether or not the litigation has merit or results in a determination adverse to us.

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

We might not be able to protect and enforce our IP rights which could impair our ability to compete and reduce the value of our technology.

Our technology is complex and is intended for use in complex ICs and networking systems. Our licensees’ products utilize our embedded memory and/or interface technology and a large number of companies manufacture and market these products. Because of these factors, policing the unauthorized use of our IP is difficult and expensive. We cannot be certain that we will be able to detect unauthorized use of our technology or prevent other parties from designing and marketing unauthorized products based on our technology. In the event we identify any past or present infringement of our patents, copyrights or trademarks, or any violation of our trade secrets, confidentiality procedures or licensing agreements, we cannot assure you that the steps taken by us to protect our proprietary information will be adequate to prevent misappropriation of our technology. Our inability to adequately protect our IP would reduce significantly the barriers of entry for directly competing technologies and could reduce the value of our technology. Furthermore, we might initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by us could result in significant expense and divert the efforts of our technical and management personnel whether or not such litigation results in a determination favorable to us.

Our existing patents might not provide us with sufficient protection of our IP, and our patent applications might not result in the issuance of patents, either of which could reduce the value of our core technology and harm our business.

We rely on a combination of patents, trademarks, trade secret laws and confidentiality procedures to protect our IP rights. We cannot be sure that any patents will be issued from any of our pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or issued in all countries where our products can be sold, to provide meaningful protection or any commercial advantage to us. Failure of our patents or patent applications to provide meaningful protection might allow others to utilize our technology without any compensation to us.

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

We may incur additional debt in the future.

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

If we are in violation of the terms of any indebtedness in the future and do not receive a waiver, the debt holders could choose to accelerate payment on all outstanding loan balances. If we needed to obtain replacement financing, we may not be able to quickly obtain equivalent or suitable replacement financing. If we are unable to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

Our ability to utilize our net operating loss carryforwards may be limited as a result of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2020, we had over $200 million of net operating loss, or NOL, carryforwards for U.S. federal tax purposes. Under U.S. federal income tax law, we generally can use our NOL carryforwards (and certain related tax credits) to offset ordinary taxable income, thereby reducing our U.S. federal income tax liability, for up to 20 years from the year in which the losses were generated, after which time they will expire. Our California NOL carryforwards (and certain related tax credits) generally may be used to offset future state taxable income for 20 years from the year in which the losses are generated, depending on the state, after which time they will expire. The rate at which we can utilize our NOL carryforwards is limited (which could result in NOL carryforwards expiring prior to their use) each time we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 ownership change generally occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally would impose an annual limit on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOL carryforwards equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the U.S. federal long-term tax-exempt interest rate in effect at the time of the ownership change. A number of special and complex rules apply in calculating this Section 382 limitation. While the complexity of Section 382 makes it difficult to determine whether and when an ownership change has occurred, and a formal study has not been performed, we believe that a Section 382 ownership change occurred as a result of a financing effected in October 2018. The Company believes this Section 382 limitation will result in substantially all of our federal and state NOLs federal tax credit carryforwards incurred prior to October 2018 expiring before they can be utilized. An additional ownership change may occur upon the consummation of this offering. In addition, our ability to use our NOL carryforwards will be limited to the extent we fail to generate enough taxable income in the future before they expire. Existing and future Section 382 limitations and our inability to generate enough taxable income in the future could result in a substantial portion of our NOL carryforwards expiring before they are used. We have recorded a full valuation allowance for our deferred tax assets.

Acquisitions or other business combinations that we pursue in the future, whether or not consummated, could result in other operating and financial difficulties.

In the future we may seek to acquire additional product lines, technologies or businesses in an effort to increase our growth, enhance our ability to compete, complement our product offerings, enter new and adjacent markets, obtain access to additional technical resources, enhance our IP rights or pursue other competitive opportunities. If we seek acquisitions or other business combinations, we may not be able to identify suitable candidates at prices we consider appropriate. We cannot readily predict the timing or size of our future acquisitions or combinations, or the success of any such transactions.

To the extent that we consummate acquisitions, combinations or investments, we may face financial risks as a result, including increased costs associated with merged or acquired operations, increased indebtedness, economic dilution to gross and operating profit and earnings per share, or unanticipated costs and liabilities. Acquisitions may involve additional risks, including:

•	the acquired product lines, technologies or businesses may not improve our financial and strategic position as planned;
•	we may determine we have overpaid for the product lines, technologies or businesses, or that the economic conditions underlying our acquisition have changed;
•	we may have difficulty integrating the operations and personnel of the acquired company;
•	we may have difficulty retaining the employees with the technical skills needed to enhance and provide services with respect to the acquired product lines or technologies;
•	the acquisition may be viewed negatively by customers, employees, suppliers, financial markets or investors;
•	we may have difficulty incorporating the acquired product lines or technologies with our existing technologies;
•	we may encounter a competitive response, including price competition or IP litigation;
•	we may become a party to product liability or IP infringement claims as a result of our sale of the acquired company’s products;
•	we may incur one-time charges, such as for acquired in-process research and development costs, and restructuring charges;
•	we may acquire goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges;
•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; and
•	our due diligence process may fail to identify significant existing issues with the target business.

From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Under our certificate of incorporation, our board of directors may issue up to 20,000,000 shares of preferred stock, potentially without stockholder approval on such terms as the board might determine. The rights of the holders of common stock will be subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future.

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

Our common stock currently trades on the Nasdaq Capital Market, or Nasdaq, under the symbol “MOSY.” This market has continued listing standards that we must comply with in order to maintain the listing of our common stock. The continued listing standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35.0 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and fluctuating stock price directly impact our ability to satisfy these continued listing standards. In the event we are unable to maintain these continued listing standards, our common stock may be subject to delisting from the Nasdaq.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal administrative, sales, marketing, support and research and development functions are located in a leased facility in San Jose, California. We currently occupy approximately 10,000 square feet of space in the San Jose facility, and the lease extends until July 2022. We believe that our existing facility is adequate to meet our current needs.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “MOSY”.

Holders of Record

As of December 31, 2020, there were four holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

Our strategy and primary business objective is to be a profitable, IP-rich fabless semiconductor company offering ICs and related software and IP that deliver unparalleled memory bandwidth and access rate performance for high-performance data processing in cloud networking, communications, security appliances, video, test and monitoring, and data center systems.  Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our primary product line is marketed under the Accelerator Engine name and comprises our Bandwidth Engine and Programmable HyperSpeed Engine IC products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.  Our second-generation Bandwidth Engine, or Bandwidth Engine 2, products are expected to be our primary revenue source for the foreseeable future.  As we are not developing new IC products, from a product development perspective, we continue to leverage our current technologies and core competencies to expand our product offerings without incurring significant additional R&D expenses. In 2020, we began offering for license the first of our Virtual Accelerator Engine, or VAE, products which consist of software, firmware and related IP. This new product line will include multiple function accelerator platform products, which target specific application functions and will use a common software interface to allow performance scalability over multiple hardware environments. These function accelerator platform products are hardware agnostic and operate with or without one of our Accelerator Engine ICs. This software-defined, hardware-accelerated platform architecture utilizes an internally developed graphical memory engine architecture to provide flexible data classification and analysis capability. We believe the technology will generate new opportunities that require less up-front architectural changes by system designers and provide a scalable performance roadmap of options using our Accelerator Engine ICs. Despite our limited new IC product development efforts, we believe our current hardware and software/firmware product portfolio positions us for future growth and profitability.  We continue to seek third-party funding for new product development efforts.

Subsequent to December 31, 2020, we received gross proceeds of approximately $9.3 million from financing activities. In February 2021, we completed a registered direct offering and sold 1,487,601 shares of common stock at a price of $5.00 per share to institutional investors. Net proceeds of the offering, after placement agent and other fees and expenses payable by us, were approximately $6,800,000. During January and February 2021, we received a total of $2,477,657 of proceeds from the exercise of 1,032,357 warrants to purchase shares of common stock at a price of $2.40 per share. We used approximately $3 million of these proceeds to pay in full the outstanding balance of our senior secured convertible notes.

We incurred net losses of approximately $3.8 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit of approximately $242.7 million as of December 31, 2020.  These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes. In February 2021, we completed a registered direct offering of our common stock for net proceeds of approximately $6.8 million.

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

In March 2020, Santa Clara County in California, where we are based, issued a ”shelter-in-place” order (the Order) that was initially effective through April 7, 2020 and has now been extended. We have been complying with the Order and have minimized business activities at our San Jose headquarters facility (our only facility). We have implemented a teleworking policy for our employees and contractors to reduce on-site activity at our facility. The Order impacted our ability to produce and ship our IC products in the second half of March, as certain of our vendors in the San Francisco Bay Area closed in accordance with the Order. In April, we resumed shipments of our IC products, as we and our vendors are supporting shipment of components for critical infrastructure, as defined by the federal government; however, our employees are generally restricted from visiting our customer and vendor sites in compliance with the Order, and, in some cases, we have limited ability to conduct certain product testing and development activities.

We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. The ultimate impact of the COVID-19 pandemic on our business and results of operations is uncertain and difficult to predict, and we are closely monitoring impacts, especially to customer programs and our supply chain. We expect that the impacts of the COVID-19 pandemic will have a negative impact on our revenues for 2021, although we are not in a position to quantify such impacts. In addition, we have and continue to experience longer lead times for certain components used to manufacture our IC products. While we believe that our operations personnel are currently in a position to meet expected customer demand levels in the coming quarters, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could negatively impact our business, results of operations, financial condition and cash flows.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. During 2020, we were able to raise additional capital and received a loan under the Paycheck Protection Program (see discussion below under Liquidity and in Notes 6 and 10 to the consolidated financial statements included in Item 15 of this report), however, our ability to raise additional capital to support operations in the future may be impacted, and we may be unable to access the capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 1 to the consolidated financial statements included in Item 15 of this Report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and all its related amendments (“ASC 606”).

This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

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

Results of Operations

Net Revenue

	Years Ended December 31,		Year-Over-Year Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Product	$5,933	$9,377	$(3,444)	(37)%
Percentage of total net revenue	87%	93%

Product revenue decreased in 2020 compared with 2019 due to reduced shipments of our Bandwidth engine products.  Specifically, we completed final shipments of our Bandwidth Engine 1 product in the first half of 2019 and experienced reduced shipments to certain of our Bandwidth Engine 2 IC and LineSpeed customers during 2020. The reduction in shipments was primarily due to customer transitions and inventory reductions. We expect IC revenues to increase in 2021.

	Years Ended December 31,		Year-Over-Year Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Royalty and other	$862	$709	$153	22%
Percentage of total net revenue	13%	7%

Royalty and other revenue primarily comprises revenue generated from licensing agreements. The increase from 2019 to 2020 was primarily due to new licensing revenue of $0.1 million in 2020 attributable to our VAE technology, combined with increased royalties from our 1T-SRAM licensees.

Cost of Net Revenue and Gross Profit

	Years Ended December 31,		Year-Over-Year Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Cost of net revenue	$2,329	$3,931	$(1,602)	(41)%
Percentage of total net revenue	34%	39%

	Years Ended December 31,		Year-Over-Year Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Gross profit	$4,466	$6,155	$(1,689)	(27)%
Percentage of total net revenue	66%	61%

In 2020 and 2019 cost of net revenue primarily consisted of direct and indirect costs related to the sale of IC products.

Cost of net revenue decreased in 2020 from 2019 due to decreased product shipments.

Gross profit decreased from 2020 to 2019 primarily due to the decrease in IC product shipments, which was partially offset by an increase in our royalty and other revenue, which generally has no associated costs.

Research and Development

	Years Ended December 31,		Year-Over-Year Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Research and development	$3,989	$4,182	$(193)	(5)%
Percentage of total net revenue	59%	41%

Our research and development expenses include costs related to the development of our IC and VAE products. We expense research and development costs as they are incurred.

Research and development expenses decreased slightly in 2020 compared with 2019 primarily due to decreased personnel costs and decreased prototyping, testing and related material costs, partially offset by increases in consulting costs for development of our new VAE products.

Research and development expenses included stock-based compensation expenses of $0.1 million for each of the years ended December 31, 2020 and 2019. We expect that total research and development expenses will remain flat in 2021.

Selling, General and Administrative (SG&A)

	Years Ended December 31,		Year-Over-Year Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
SG&A	$4,028	$4,016	$12	0%
Percentage of total net revenue	59%	40%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

Selling, general and administrative expenses increased slightly for 2020, compared with the prior year, primarily as a result of increased consulting fees.

Selling, general and administrative expenses included stock-based compensation expense of $0.2 million for each of the years ended December 31, 2020 and 2019. We expect total selling, general and administrative expenses to remain flat in 2021.

Impairment of Goodwill

	Years Ended December 31,		Year-Over-Year Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Impairment of goodwill	$-	$420	$(420)	(100)%
Percentage of total net revenue	0%	4%

In 2019, we recorded goodwill impairment charges. See Note 1 of the consolidated financial statements in Item 15 of this report for additional disclosure.

Interest expense

	Years Ended December 31,		Year-Over-Year Change
	2020	2019	2019 to 2020
	(dollar amounts in thousands)
Interest expense	$243	$220	$23	10%
Percentage of total net revenue	4%	2%

Interest expense is incurred on our senior secured convertible notes (the Notes).  Through December 31, 2020, we have paid all accumulated interest for the Notes in-kind through the issuance of identical new senior-secured convertible notes. See Note 10 and 11 to the consolidated financial statements in Item 15 of this Report for additional disclosure.

Liquidity and Capital Resources

At December 31, 2020, we had cash and cash equivalents totaling $5.9 million compared with cash, cash equivalents and short-term investments of $6.4 million as of December 31, 2019. In February 2021, we completed a registered direct offering of our common stock for net proceeds of approximately $6.8 million. Subsequent to December 31, 2020, we received a total of $2,476,817 of proceeds from the exercise of 1,032,007 warrants to purchase shares of common stock at a price of $2.40 per share. We believe that cash generated from our liquidity sources will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future.

In 2020, we used $2.6 million in cash from operating activities, which primarily resulted from the net loss of $3.8 million, adjusted for non-cash charges and gains, which included stock-based compensation expenses of $0.3 million, depreciation and amortization expenses of $0.1 million, accrued interest of $0.2 million, and changes to operating assets and liabilities of approximately $0.6 million. The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers, payments to vendors and decreases in inventory balances.

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

In 2020, net cash provided from investing activities of $0.2 million represented the $0.3 million proceeds from the maturities of short-term investments partially offset by $0.1 million for purchases of fixed assets. The majority of net cash used in investing activities in 2019 was due to the purchase of short-term investments of $1.6 million, which did not affect our liquidity, partially offset by proceeds from the maturities of short-term investments of $1.3 million. The remaining investing activities in 2019 consisted of $0.1 million expended for purchases of fixed assets.

In 2020, net cash provided by financing activities was $2.2 million and consisted of $1.6 million in net proceeds received from the sale of common stock in a registered direct offering of securities in April 2020 and $0.6 million of proceeds received in May 2020 from an unsecured loan under the Paycheck Protection Program. There were minimal cash flows used in financing activities during the year ended December 31, 2019.

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

Working Capital

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes. We expect our cash expenditures to exceed receipts in 2021, as we do not expect our revenues will be sufficient to offset our working capital requirements. We incurred net losses of approximately $3.8 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit of approximately $242.7 million as of December 31, 2020.  These and prior year losses have resulted in significant negative cash flows for more than a decade and have required us to raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions. In March 2016, we entered into a 10% Senior Secured Convertible Note Purchase Agreement with the purchasers of $8.0 million principal amount of 10% Senior Secured Convertible Notes due August 15, 2018 (the Notes), at par, in a private placement transaction.  Accrued interest was payable semi-annually in cash or in-kind through the issuance of identical new Notes, or with a combination of the two, at the Company’s option. As of December 31, 2020, the outstanding balance of the Notes approximated $3.1 million. The Notes were paid in full in March 2021 using the proceeds from exercises of warrants to purchase common stock and a registered direct offering of common stock in February 2021.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our consolidated financial statements for the years ended December 31, 2020 or 2019.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of our directors and certain information about each of them are set forth below.

Name	Age	Position(s) with the Company
Daniel Lewis	72	President, Chief Executive Officer and Director
Scott Lewis(1)	65	Director
Robert Y. Newell(1)(2)	72	Director
Daniel J. O'Neil(1)(2)	50	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

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

The names of our executive officers and certain information about them are set forth either above or below, as the case may be:

Name	Age	Position(s) with the Company
Daniel Lewis	72	President, Chief Executive Officer and Director
James W. Sullivan	52	Vice President of Finance and Chief Financial Officer

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

Scott Lewis, Daniel J. O’Neil, and Robert Y. Newell are the current members of the Audit Committee. All are independent, as determined in accordance with Rule 5605(a)(2) of the Nasdaq listing rules and Rule 10A‑3 of the Exchange Act. Mr. O’Neil serves as the chairman and has been designated by the board of directors as the “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S‑K under the Securities Act and the Exchange Act. That status does not impose duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on him as a member of the Audit Committee and the board of directors, however. The Audit Committee has delegated authority to Mr. O’Neil for review and pre-approval of services proposed to be provided by our independent registered public accounting firm.

Compensation Committee

Robert Y. Newell and Daniel J. O’Neil are the current members of the Compensation Committee, and Mr. Newell serves as the chairman. The Compensation Committee is responsible for reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. Our Compensation Committee also has the principal responsibility for the administration of our equity incentive and stock purchase plans. The responsibilities of our Compensation Committee are described in the Compensation Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.mosys.com.

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

The compensation received by our named executive officers in fiscal year 2020 is set forth in the Summary Compensation Table, below. For 2020, the named executive officers included Daniel Lewis, President and Chief Executive Officer, and James Sullivan, Vice President of Finance and Chief Financial Officer.

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

Base Salary

Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. The Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2020. In 2020, there were no changes to the base salaries paid to our named executive officers.

Annual Incentive Compensation

The Compensation Committee did not authorize any incentive compensation for the named executive officers in 2020.

Equity Awards

Although we do not have a mandated policy regarding the ownership of shares of common stock by officers and directors, we believe that granting equity awards to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. Our 2019 Stock Incentive Plan (the “2019 Plan”), which was approved by our stockholders and became effective in August 2019, enables us to grant equity awards, as well as other types of stock-based compensation, to our executive officers and other employees. The Compensation Committee reviews and approves all equity awards granted under the 2019 Plan to the named executive officers. We grant equity awards to achieve retention and motivation:

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

Typically, when we hire an executive, the options vest with respect to one-fourth of the total number of shares subject to the grant on the first anniversary of the grant date and with respect to 1/48th of the shares monthly thereafter. The options granted to executives in connection with annual performance reviews typically vest monthly over a three-to-four year period, and RSUs granted typically vest annually over a period of from one-to-three years, as the Compensation Committee may decide. As matters of policy and practice we grant stock options with an exercise price equal to fair market value, although the 2019 Plan allows us to use a different exercise price. In determining fair market value, we use the closing price of the common stock on the Nasdaq on the grant date.

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

Accounting and Tax Considerations

Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. Section 162(m) of the Internal Revenue Code, as amended (the “Code”), generally disallows a tax deduction to publicly-held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. The Tax Cuts and Jobs Act repealed the performance-based exception to the deduction limit for remuneration that is deductible in tax years commencing after December 31, 2017. However, certain remuneration is specifically exempt from the deduction limit under a transition rule to the extent that it is "performance-based," as defined in Section 162(m) of the Code, and subject to a "written binding contract" in effect as of November 2, 2017 that is not later modified in any material respect. We endeavor to award compensation that will be deductible for income tax purposes, though other factors will also be considered. None of the compensation paid to our covered executive officers for the year ended December 31, 2020 that would be taken into account for purposes of Section 162(m) exceeded the $1 million limitation for 2020. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) of the Code and the regulations issued thereunder, including the uncertain scope of the transition relief under the Tax Cuts and Jobs Act, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) of the Code in fact will satisfy such requirements. Our Compensation Committee may authorize compensation payments that do not comply with the exemptions to Section 162(m) when we believe that such payments are appropriate to attract and retain executive talent.

Say-on-Pay

In 2020, we gave our stockholders an opportunity to provide feedback on our executive compensation through an advisory vote at our annual stockholder meeting. Stockholders were asked to approve, on an advisory basis, the compensation paid to our named executive officers. A majority of stockholders indicated approval of the compensation of the named executive officers, with approximately 90% of the shares that voted on such matter voting in favor of the proposal. Additionally, in 2017, stockholders were asked to approve, on an advisory basis, in favor of having a stockholder vote to approve the compensation of our named executive officers every three years. A majority of stockholders indicated approval of having a stockholder vote to approve the compensation of our named executive officers every three years, with approximately 60% of the shares that voted on such matter voting in favor of the proposal. Based on these results and consistent with the previous recommendation and determination of its board of directors, we will hold non-binding advisory votes on executive compensation every three years until the next vote on the frequency of the stockholder advisory vote on executive compensation.

In light of the results of the advisory vote, the Compensation Committee continued to apply principles that were substantially similar to those applied historically in determining compensation policies and decisions and did not make any significant changes to executive compensation decisions and policies with respect to 2020 executive compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal years 2020 and 2019 for each of our named executive officers.

Name and principal position	Year	Salary ($)	Stock Option Awards ($)(1)	Restricted Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Daniel Lewis	2020	250,000	—	—	—	250,000
Chief Executive Officer & President	2019	250,000	153,000	88,200	—	491,200
James Sullivan	2020	250,000	—	—	—	250,000
Chief Financial Officer & Vice President of Finance	2019	244,793	52,960	32,340	—	330,093

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

GRANTS OF PLAN-BASED AWARDS

We did not grant plan-based awards in 2020 to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date(1)	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)
Daniel Lewis	4,000	(2)	—	—	15.00	10/19/2023	—		—
	1,000	(3)	—	—	25.60	1/4/2024	—		—
	9,167	(4)	5,833	—	3.92	2/6/2029	—		—
	21,666	(5)	38,334	—	1.57	11/20/2029	—		—
	—		—	—	—	—	11,250	(6)	27,450	(7)
James Sullivan	300	(8)	—	—	410.00	3/30/2025	—		—
	787	(9)	-	—	144.00	8/23/2026	—		—
	3,361	(4)	2,139	—	3.92	2/6/2029	—		—
	7,221	(5)	12,779	—	1.57	11/20/2029	—		—
	—		—	—	—	—	4,125	(6)	10,065	(7)

(1)

The standard option term is generally six to ten years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant.

(2)

The stock option was granted on October 19, 2017 for service as a non-employee director, and the shares subject to this option vest annually over three years beginning September 26, 2017 subject to continued employment (or service as a director or consultant).

(3)

The stock option was granted on January 4, 2018 for service as a non-employee director, and the shares subject to this option vest annually over three years beginning September 26, 2017 subject to continued service as an employee, director or consultant.

(4)	The stock option was granted on February 6, 2019, and the shares subject to this option vest monthly over three years subject to continued service as an employee, director or consultant.
(5)	The stock option was granted on November 20, 2019, and the shares subject to this option vested monthly over three years subject to continued service as an employee, director or consultant.
(6)

The shares subject to each restricted stock unit grant vest on each semi-annual anniversary over a three-year period commencing on February 6, 2019 subject to continued employment (or service as a director or consultant).

(7)	The amount is calculated using the Company’s closing price on the Nasdaq of $2.44 per share of common stock on December 31, 2020.
(8)	The stock option was granted on March 30, 2015, and the shares subject to this option vested monthly over 48 months subject to continued employment (or service as a director or consultant).
(9)

In August 2016, officers tendered their eligible options and received new options at a rate of 1 replacement option share for each 1.75 option shares tendered. The stock option was granted on August 23, 2016, and the shares subject to this option vested monthly over 48 months subject to continued employment (or service as a director or consultant).

OPTION EXERCISES AND STOCK VESTED

The following table sets forth the number of shares acquired and aggregate dollar amount realized pursuant to the vesting of stock awards by our named executive officers during 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Daniel Lewis	—	—	7,500	15,263
James Sullivan	—	—	1,723	3,485

(1)	The aggregate dollar value realized upon vesting represents the closing price of a share of common stock on the Nasdaq at the date of vesting, multiplied by the total number of shares vested.

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
•

outstanding equity awards that are structured as stock options, stock appreciation rights or similar awards shall be amended effective as of the date of termination to provide that such awards will remain outstanding and exercisable until the earlier of (a) 12 months following the date of the Change-in-Control for the chief executive officer, or the termination of employment for the other named executive officers, and (b) the expiration of the award’s initial term.

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

The information below describes the severance benefits payable to our named executive officers under the Policy as if the Policy had been in effect and a Change‑in‑Control occurred on December 31, 2020, and the employment of each of our named executive officers was terminated without cause immediately following the Change‑in‑Control:

Name	Base Salary($)(1)	Incentive Plans($)(2)	Continuation of Benefits($)(3)	Stock Option Vesting($)(4)	Stock Award Vesting($)(5)	Total($)
Daniel Lewis	250,000	—	23,676	33,351	27,450	334,477
James Sullivan	250,000	18,725	23,676	11,118	10,065	313,584

(1)	Represents cash severance payments based on the executive’s salary at December 31, 2020, in an amount equal to one year of his base salary.
(2)	Represents the average of executive’s annual performance incentive payments in the preceding three years.
(3)	Represents the aggregate amount of all premiums payable for the continuation of the executive’s health benefits for one year, based on the amounts of such premiums at December 31, 2020.
(4)

The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change‑in‑Control. The intrinsic value per share would be calculated as the excess of the closing price of the common stock on the Nasdaq of $2.44 on December 31, 2020 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purposes of these calculations.

(5)

The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change‑in‑Control. The intrinsic value per share is considered as the closing price of our common stock on the Nasdaq of $2.44 on December 31, 2020.

If a Change‑in‑Control occurred on December 31, 2020, under the Policy, the following numbers of option and award shares would have vested immediately as a result of acceleration on December 31, 2020:

Name	Number of Accelerated Option and Award Shares
Daniel Lewis	55,417
James Sullivan	19,043

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

Director Compensation

The following table summarizes the compensation we paid to our non-employee directors in 2020:

Name	Fee Compensation ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)(2)	All Other Compensation	Total ($)
Scott Lewis	30,000	1,870	—	—	31,870
Robert Y. Newell	31,500	1,870	—	—	33,370
Daniel O'Neil	33,000	1,870	—	—	34,870

(1)

Award amounts reflect the aggregate grant date fair value with respect to awards granted during the years indicated, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option and stock awards are set forth in the notes to the consolidated financial statements included in item 15 of this Report. These amounts do not reflect actual compensation earned or to be earned by our named executive officers. Restricted stock award amounts consist of: awards granted to Messrs. Lewis, Newell and O’Neil on July 29, 2020 to purchase 1,000 shares each.

(2)	As of December 31, 2020, our non-employee directors each held outstanding options to purchase 5,000 of shares of our common stock.

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

Director Equity Compensation

In August 2019, the Company’s stockholders approved the 2019 Plan.

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

In recent years, our basic annual service award to a non-employee director has been a restricted stock unit award for 1,000 shares of common stock. In 2020, the board of directors once again determined that this was an appropriate award size. In July 2020, we awarded restricted stock units for 1,000 shares to each of our non-employee directors. These awards vest and become non-forfeitable on July 29, 2021, or, if earlier, on the date of the 2021 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 1, 2021 concerning the ownership of our common stock by:

•	each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);
•	each of our directors;
•	each of the named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of March 1, 2020 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,133,719 shares of common stock outstanding as of March 12, 2021.

Unless otherwise stated, the business address of each of our directors and named executive officers listed in the table is 2309 Bering Drive, San Jose, California 95131.

	Amount and Nature of Beneficial Ownership
Name and principal position	Number of Shares Beneficially Owned (Excluding Outstanding Options)(1)	Number of Shares Issuable on Exercise of Outstanding Options or Convertible Securities(2)		Percent of Class
Empery Asset Management, LP	495,867	7,375	(3)	8.20%
1 Rockefeller Plaza, Suite 1205 New York, NY 10020

Directors and Officers:
Daniel Lewis	18,500	42,499		*
Scott Lewis	2,000	3,333		*
Robert Y. Newell	15,000	3,333		*
Daniel J. O'Neil	3,000	5,000		*
James Sullivan	5,071	13,949		*
All current directors and executive officers as a group (5 persons)	43,571	68,114		1.80%

*	Represents holdings of less than one percent.
(1)	Excludes shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of March 1, 2021.
(2)	Represents the number of shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of March 1, 2021.
(3)

Empery Asset Management, LP (“Empery”) filed a Form 13G/A with the SEC on February 23, 2021 behalf of (i) Empery, (ii) Ryan Lane and (iii) Martin Hoe (together with Empery, the “Empery Persons”). Martin Hoe and Ryan Lane, in their capacity as investment managers of Empery, may also be deemed to have investment discretion and voting power over the shares held by Empery. Mr. Hoe and Mr. Lane each disclaim any beneficial ownership of these shares. The beneficial ownership of the Empery Persons includes shares of our common stock issuable upon exercise of warrants issued in July 2017. The Empery Persons cannot exercise the warrants to the extent the Empery Persons would beneficially own, after any such exercise, more than 4.99% of the outstanding shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020 regarding equity compensation plans approved by our security holders.  As of December 31, 2020, we had no awards outstanding under equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	224,074	$10.82	81,000

(1)	Consists of shares of common stock available for future issuance under the 2019 Plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

None.

Director Independence

Our board of directors has determined that each of the current directors, with the exception of Daniel Lewis, is “independent,” as defined by the listing rules of the NASDAQ Stock Market, or Nasdaq, and the rules and regulations of the SEC. Our board of directors has standing Audit and Compensation Committees, each of which is comprised solely of independent directors in accordance with the Nasdaq listing rules. No director qualifies as independent unless the board of directors affirmatively determines that he has no direct or indirect relationship with us that would impair his independence. We independently review the relationship of the Company to any entity employing a director or on whose board of directors he is serving currently.

Item 14.  Principal Accountant Fees and Services

Weinberg & Co., P.A. (“Weinberg”) was our independent registered public accounting firm for the year ended December 31, 2020. Pursuant to the Audit Committee's determination, on May 12, 2020, BPM LLP ("BPM"), the independent registered public accounting firm previously engaged to audit our financial statements, was dismissed. The engagement of Weinberg as our independent registered public accounting firm was approved by our Audit Committee on May 12, 2020.

The following table shows the fees billed (in thousands of dollars) to us by Weinberg and BPM, for the financial statement audits and other services provided for fiscal 2020 and 2019.

	2020	2019
Audit Fees(1)	$195	$239
Audit-Related Fees(2)	14	9
Total(3)	$209	$248

(1)

Audit fees consisted of fees for professional services rendered for the audit of our annual consolidated financial statements, review of our quarterly financial statements and services normally provided in connection with statutory and regulatory filings.

(2)	Audit-related fees consisted of fees related to the issuance of SEC registration statements.
(3)	Weinberg and BPM did not provide any non-audit or other services other than those reported under “Audit Fees” and “Audit-Related Fees.”

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

Part IV

Item 15.  Exhibits

(a)(1) Consolidated Financial Statements:

The following documents are filed as part of this Report:

Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms, all of which are set forth on pages 58 through 81 of this Report.

(2) Financial Statement Schedules:

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

Required exhibits are incorporated by reference or are filed with this Report.

3.1(1)	Restated Certificate of Incorporation of the Registrant
3.1.1(1A)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant
3.1.2(1B)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MoSys, Inc., filed with the Secretary of State of the State of Delaware on August 27, 2019
3.2(2)	Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(4)	Form of Common Stock Purchase Warrant
4.3(5)	Form of Securities Purchase Agreement
4.4.1(6)	Rights Agreement, dated November 10, 2010, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.2(7)	Form of Right Certificate
4.4.3(8)	Summary of Rights to Purchase Preferred Shares
4.4.4(9)	Amendment No. 1 to Rights Agreement, dated July 22, 2011, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.4.5(10)	Amendment No. 2 to Rights Agreement, dated May 18, 2012, by and between Registrant and Wells Fargo Bank, N.A., as Rights Agent
4.5(11)	Form of Common Stock Purchase Warrant
4.7	Description of Securities
4.8.1(12)	MoSys, Inc. 2010 Amended and Restated Equity Incentive Plan
4.8.2(13)	MoSys, Inc. 2019 Stock Incentive Plan
4.9.1(14)	Form of Agreement for Stock Option Grant pursuant to the MoSys, Inc. Amended and Restated 2010 Equity Incentive Plan
4.9.2(15)	Form of Notice of Grant of Stock Option Award and Agreement pursuant to the MoSys, Inc. 2019 Stock Incentive Plan
4.10.1(16)	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the MoSys, Inc. Amended and Restated 2010 Equity Incentive Plan
4.10.2(17)	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the MoSys, Inc. 2019 Stock Incentive Plan

10.3(18)*	Employment offer letter agreement between Registrant and James Sullivan dated December 21, 2007
10.4(19)*	Change-in-control Agreement between Registrant and James Sullivan dated January 18, 2008
10.5(20)*	Form of Option Agreement for Stock Option Grant pursuant to 2010 Equity Incentive Plan
10.7(21)*	Form of Notice of Restricted Stock Unit Award and Agreement under the MoSys, Inc. 2010 Amended and Restated Equity Incentive Plan
10.8(22)*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)
10.9(23)	Form of Indemnification Agreement used from June 2012 to present
10.10(24)	Sublease Agreement with Cyren, Inc. dated October 3, 2017
10.11(25)	10% Senior Secured Convertible Note Purchase Agreement dated March 14, 2016
10.12(26)	Security Agreement dated March 14, 2016
10.13(27)	10% Senior Secured Convertible Note due August 15, 2018
10.14(28)	Amendment to 10% Senior Secured Convertible Note Purchase Agreement and every 10% Senior Secured Convertible Note due August 15, 2018 Issued Thereunder
10.15(29)*	Executive Change-in-Control and Severance Policy
10.16(30)*	Employment offer letter agreement between Registrant and Daniel Lewis dated August 8, 2018
10.17(31)	Securities Purchase Agreement
10.18(32)	Amendment No. 2 to 10% Senior Secured Convertible Note Purchase Agreement and every 10% Senior Secured Convertible Note due August 15, 2018 Issued Thereunder
10.19(33)	Securities Purchase Agreement
10.20(34)	Paycheck Protection Program Promissory Note and Agreement dated May 3, 2020
10.21	Sublease Addendum #2 to the Lease between Cyren Ltd. and MoSys, Inc., dated September 30, 2020, by and between MoSys, Inc., and Cyren Ltd.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Weinberg & Co., P.A.
23.2	Consent of Independent Registered Public Accounting Firm—BPM LLP
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14 certification
31.2	Rule 13a-14 certification
32	Section 1350 certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.6 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).
(1A)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on February 14, 2017 (Commission File No. 000-32929).
(1B)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on August 27, 2019 (Commission File No. 000-32929).
(2)	Incorporated by reference to Exhibit 3.4 to Form 8-K filed by the Company on October 29, 2008 (Commission File No. 000-32929).
(3)

Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, originally filed August 4, 2000, declared effective June 27, 2001 (Commission file No. 333-43122).

(4)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on June 30, 2017 (Commission File No. 000-32929)
(5)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 30, 2017 (Commission File No. 000-32929)

(6)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).
(7)	Incorporated by reference to Exhibit 4.4.1 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929).
(8)	Incorporated by reference to Exhibit 4.4.2 to Form 8-K filed by the Company on November 12, 2010 (Commission File No. 000-32929)
(9)	Incorporated by reference to Exhibit 4.2.3 to the Current Report on Form 8-K, filed on July 27, 2011 (Commission File No. 000-32929).
(10)	Incorporated by reference to Exhibit 4.2.4 to Current Report on Form 8-K filed by the Company on May 24, 2012 (Commission File No. 000-32929).
(11)	Incorporated by reference to Exhibit 4.6 to Form 8-K filed by the Company on October 3, 2018 (Commission File No. 000-32929).
(12)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed February 15, 2019 (Commission File No. 333-229728).
(13)	Incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2019 (Commission File No. 000-32929).
(14)	Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed July 28, 2010 (Commission File No. 333-168358).
(15)	Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed November 13, 2019 (Commission File No. 333-234675).
(16)	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed August 8, 2013 (Commission File No. 000-32929).
(17)	Incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8, filed November 13, 2019 (Commission File No. 333-234675).
(18)	Incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(19)	Incorporated by reference to Exhibit 10.27 to Form 10-K filed by the Company on March 17, 2008 (Commission File No. 000-32929).
(20)	Incorporated by reference to Exhibit 4.10 to Form S-8 filed by the Company on July 28, 2010 (Commission File No. 333-168358).
(21)	Incorporated by reference to Exhibit 4.8 to Form S-8 filed by the Company on June 5, 2009 (Commission File No. 333-159753).
(22)	Incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 15, 2012 (Commission File No. 000-32929).
(23)	Incorporated by reference to Exhibit 10.22 to Form 10-Q filed by the Company on August 9, 2012 (Commission File No. 000-32929).
(24)	Incorporated by reference to Exhibit 99.2 to Form 10-Q filed by the Company on November 14, 2017 (Commission File No. 000-32929).
(25)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(26)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(27)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on March 15, 2016 (Commission File No. 000-32929).
(28)	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Company on February 27, 2018 (Commission File No. 000-32929)

(29)	Incorporated by reference to Exhibit 99 to Schedule TO filed by the Company on July 26, 2016 (Commission File No. 005-78033), as amended
(30)	Incorporated by reference to Exhibit 10.28 to Form S-1/A filed by the Company on September 17, 2018 (Commission File No. 333-225193), as amended
(31)	Incorporated by reference to Exhibit 10.26 to Form 8-K filed by the Company on October 3, 2018 (Commission File No. 000-32929).
(32)	Incorporated by reference to Exhibit 10.30 to Form 8-K filed by the Company on October 3, 2018 (Commission File No. 000-32929).
(33)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on April 17, 2020 (Commission File No. 000-32929).
(34)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 13, 2020 (Commission File No. 000-32929).

*	Management contract, compensatory plan or arrangement.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2021.

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

Signature	Title	Date
/s/ DANIEL LEWIS	President, Chief Executive Officer, and Director	March 18, 2021
Daniel Lewis	(Principal Executive Officer)

/s/ James W. Sullivan	Vice President of Finance and Chief Financial
James W. Sullivan	Officer (Principal Financial Officer and Principal	March 18, 2021
Accounting Officer)

/s/ SCOTT LEWIS	Director	March 18, 2021
Scott Lewis

/s/ ROBERT Y. NEWELL	Director	March 18, 2021
Robert Y. Newell

/s/ Daniel O’NeIl	Director	March 18, 2021
Daniel O’Neil

MOSYS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

MoSys, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MoSys, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adjustment of warrant exercise price

As discussed in Note 6 to the consolidated financial statements, in April 2020, the Company completed a registered direct offering of securities and sold 1,218,000 shares of common stock at a price of $1.56 per share to institutional investors. As a result of the offering, the exercise price of the 1,845,540 outstanding common stock purchase warrants that were issued in October 2018 was reduced from $6.00 per share to $2.40 per share.  The Company accounted for the warrant exercise price adjustment in accordance with ASC Topic 260 and determined that the change in the exercise price resulted in a deemed dividend of $392,000 that increased the net loss attributable to common stockholders for the year ended December 31, 2020.

We identified the accounting for the adjustment of the warrant exercise price as a critical audit matter because of the significance of the account balance and due to the complexity of the transaction and the significant judgements used by management in determining the fair value of the adjustment to the warrant price.  Auditing the accounting for the adjustment of the exercise price of the warrants involved increased extent of effort and a high degree of auditor judgment.

The primary audit procedures we performed to address this critical audit matter included the following, among others:

•	We inspected the warrant agreements and relevant documentation.
•

We evaluated the Company’s conclusions regarding the application of relevant accounting guidance to the accounting for the adjustment of the warrant price, including conclusions reached with respect to treatment as a deemed dividend.

•

We tested the accuracy and completeness of data used by the Company to calculate the fair value of warrant price adjustment, including expected life, expected volatility, the risk free interest rate, and the dividend rate, and tested the mathematical accuracy of calculations.

•	We developed independent estimates for the fair value of the deemed dividend based on the assumptions and data used by the Company.

We have served as the Company’s auditor since 2020.

/s/ Weinberg & Company

Los Angeles, California

March 18, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

MoSys, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of MoSys, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of the new lease standard.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We served as the Company’s auditor from 2007 to 2020.

San Jose, California

March 17, 2020

MOSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$5,889	$6,053
Short-term investments	—	300
Accounts receivable, net	701	1,175
Inventories	599	968
Prepaid expenses and other	668	472
Total current assets	7,857	8,968
Property and equipment, net	121	197
Right-of-use lease asset	303	156
Other	17	78
Total assets	$8,298	$9,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$76	$218
Deferred revenue	15	166
Short-term lease liability	201	166
PPP note payable, current	244	—
Accrued expenses and other	1,300	1,155
Total current liabilities	1,836	1,705
Long-term lease liability	103	—
PPP note payable	335	—
Convertible notes payable	3,092	2,858
Total liabilities	5,366	4,563
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 3,554 shares and 2,179 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3	2
Additional paid-in capital	245,548	243,281
Accumulated deficit	(242,619)	(238,447)
Total stockholders’ equity	2,932	4,836
Total liabilities and stockholders’ equity	$8,298	$9,399

 .

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 31,
	2020	2019
Net revenue
Product	$5,933	$9,377
Royalty and other	862	709
Total net revenue	6,795	10,086
Cost of net revenue	2,329	3,931
Gross profit	4,466	6,155
Operating expenses
Research and development	3,989	4,182
Selling, general and administrative	4,028	4,016
Impairment of goodwill	—	420
Total operating expenses	8,017	8,618
Loss from operations	(3,551)	(2,463)
Interest expense	(243)	(220)
Other income, net	14	103
Net loss	(3,780)	(2,580)
Deemed dividend for warrant exercise price adjustment	(392)	—
Net loss attributable to common stockholders	$(4,172)	$(2,580)

Net loss per share attributable to common stockholders
Basic and diluted	$(1.32)	$(1.19)
Shares used in computing net loss per share
Basic and diluted	3,167	2,165

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2019	2,148	$2	$243,022	$(235,867)	$7,157
Issuance of common stock under stock plans, net	31	—	(4)	—	(4)
Stock-based compensation	—	—	263	—	263
Net loss	—	—	—	(2,580)	(2,580)
Balance as of December 31, 2019	2,179	2	243,281	(238,447)	4,836
Issuance of common stock under stock plans, net	41	—	(2)	—	(2)
Exercise of pre-funded warrants	116	—	2	—	2
Sale of common stock, net of financing	1,218	1	1,618	—	1,619
Deemed dividend for warrant exercise price adjustment	—	—	392	(392)	—
Stock-based compensation	—	—	257	—	257
Net loss	—	—	—	(3,780)	(3,780)
Balance as of December 31, 2020	3,554	$3	$245,548	$(242,619)	$2,932

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,780)	$(2,580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	41	—
Depreciation and amortization	143	185
Stock-based compensation	257	263
Impairment of goodwill	—	420
Accrued interest	243	220
Loss on disposal of assets	4	—
Amortization of lease right-of-use asset	212	212
Change in operating lease liability	(220)	(219)
Other	(1)	(6)
Changes in assets and liabilities
Accounts receivable	433	447
Inventories	369	180
Prepaid expenses and other assets	(135)	416
Accounts payable	(142)	(18)
Deferred revenue and other liabilities	(15)	(171)
Net cash used in operating activities	(2,591)	(651)
Cash flows from investing activities:
Purchases of property and equipment	(71)	(103)
Proceeds from maturities of marketable securities and investments	300	1,275
Purchases of marketable securities and investments	—	(1,568)
Net cash provided by (used in) investing activities	229	(396)
Cash flows from financing activities:
Proceeds from PPP note	579	—
Proceeds from sale of common stock and warrants, net of issuance costs	1,619	—
Net proceeds from exercise of pre-funded warrants	2	—
Taxes paid to net share settle equity awards	(2)	(4)
Net cash provided by (used in) financing activities	2,198	(4)
Net decrease in cash and cash equivalents	(164)	(1,051)
Cash and cash equivalents at beginning of year	6,053	7,104
Cash and cash equivalents at end of year	$5,889	$6,053
Supplemental disclosure:
Cash paid for income taxes	$2	$2
Noncash investing and financing activities:
Issuance of convertible notes in settlement of accrued interest	$234	$187
Fair value of warrant exercise price adjustment considered as deemed dividend	$392	$—

The accompanying notes are an integral part of these consolidated financial statements.

MOSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

The Company

MoSys, Inc. (the Company) was incorporated in California in 1991 and reincorporated in 2000 in Delaware. The Company provides both integrated circuits (ICs) and intellectual property (IP) solutions that enable fast, intelligent data access and decision making for a wide range of markets. The Company’s primary product line is marketed under the Accelerator Engine name and includes the Bandwidth Engine IC products, which integrate the Company’s proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance. In 2020, the Company began offering for license the first of its Virtual Accelerator Engine products which consist of software, firmware and related IP. This new product line will include multiple function accelerator platform products, which target specific application functions and will use a common software interface to allow performance scalability over multiple hardware environments.

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

In March 2020, Santa Clara County in California, where the Company is based, issued a ”shelter-in-place” order (the Order) that was initially effective through April 7, 2020 and has now been extended. The Company has been complying with the Order and have minimized business activities at the San Jose headquarters facility (the only facility). The Company has implemented a teleworking policy for employees and contractors to reduce on-site activity at the facility. The Order impacted the Company’s ability to produce and ship IC products in the second half of March 2020, as certain vendors in the San Francisco Bay Area closed in accordance with the Order. In April 2020, the Company resumed shipments of IC products, as they are supporting shipment of components for critical infrastructure, as defined by the federal government; however, employees are generally restricted from visiting customer and vendor sites in compliance with the Order, and, in some cases, have limited ability to conduct certain product testing and development activities.

The Company remains diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. The ultimate impact of the Covid-19 pandemic on the business and results of operations is uncertain and difficult to predict, and the Company is closely monitoring impacts, especially to customer programs and our supply chain. The Company expects that the impacts of the COVID-19 pandemic will have a negative impact on its revenues for 2021, although the Company is not in a position to quantify such impacts. In addition, the Company has and continues to experience longer lead times for certain components used to manufacture its IC products. While the Company believes that operations personnel are currently in a position to meet expected customer demand levels in the coming quarters, they recognize that unpredictable events could create difficulties in the months ahead. The Company may not be able to address these difficulties in a timely manner, which could negatively impact its business, results of operations, financial condition and cash flows.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses recognized during the reported period. Material estimates may include assumptions made in determining reserves for uncollectible receivables, inventory write-downs, impairment of long-term assets, valuation allowance on deferred tax assets, accruals for potential liabilities and assumptions made in valuing equity instruments. Actual results could differ from those estimates.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of lease obligations and long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was $41,000 and zero as of December 31, 2020 and 2019, respectively.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow-moving inventory items. The Company recorded inventory write-downs of $0.1 million for each of the years ended December 31, 2020 and 2019.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and its amendments (ASC 606). As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of December 31, 2020, contract liabilities were in a current position and included in deferred revenue.

During the year ended December 31, 2020, the Company recognized revenue of $0.2 million that had been included in deferred revenue as of December 31, 2019. During the year ended December 31, 2019, the Company recognized revenue of $0.3 million that had been included in deferred revenue as of December 31, 2018.

See Note 8 for disaggregation of revenue by geography.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were not significant for the years ended December 31, 2020 and 2019.

Research and Development

Engineering costs are recorded as research and development expense in the period incurred.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees. The Company accounts for such grants based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (Black Scholes) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods.

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

	December 31,
	2020	2019
Options to purchase common stock	159	161
Unvested restricted common stock units	65	103
Convertible debt	271	254
Warrants	1,879	1,994
Total	2,374	2,512

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2018 tax years generally remain subject to examination by U.S. federal and state tax authorities, and the 2010 through 2019 tax years generally remain subject to examination by foreign tax authorities.

At December 31, 2020, the Company did not have any material unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits as income tax expense and penalties related to unrecognized tax benefits as other income and expense. During the years ended December 31, 2020 and 2019, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2020 and 2019, the Company’s comprehensive loss was the same as its net loss.

Note 2: Consolidated Balance Sheet Detail

	December 31,
	2020	2019
	(in thousands)
Inventories:
Work-in-process	$414	$746
Finished goods	185	222
	$599	$968

Prepaid expenses and other:
Prepaid inventory and production costs	$422	$174
Prepaid insurance	144	122
Prepaid software	18	24
Refundable tax	—	61
Other	84	91
	$668	$472

Property and equipment, net:
Equipment, furniture and fixtures and leasehold improvements	$4,265	$4,239
Acquired software	129	123
	4,394	4,362
Less: Accumulated depreciation and amortization	(4,273)	(4,165)
	$121	$197

Accrued expenses and other:

	December 31,
	2020	2019
	(in thousands)
Accrued wages and employee benefits	$313	$296
Professional fees, legal and consulting	690	229
IC development and wafer purchases	—	104
Warranty accrual	41	63
Interest payable	93	84
Corporate taxes	18	20
Other	145	359
	$1,300	$1,155

Note 3: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	December 31, 2020
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,889	$—	$—	$5,889

	December 31, 2019
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$6,053	$—	$—	$6,053
Short-term investments	300	—	—	300
	$6,353	$—	$—	$6,353

The unrealized losses from available-for-sale securities as of December 31, 2020 and 2019 were not material.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,893	$3,893	$—	$—

	December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$4,574	$4,574	$—	$—
Corporate notes and commercial paper	$300	$—	$300	$—

During the year ended December 31, 2020, $0.3 million of corporate notes and commercial paper matured and were transferred to Level 1. There were no transfers in or out of Level 1 and Level 2 securities during the year ended December 31, 2019.

Note 4: Income Taxes

The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended
	December 31,
	2020	2019
Current portion:
Federal	$—	$(182)
Deferred portion:
Federal	—	182
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	Year Ended
	December 31,
	2020	2019
Deferred tax assets:
Federal and state loss carryforwards	$3,031	$1,697
Reserves, accruals and other	239	156
Depreciation and amortization	1,284	1,629
Deferred stock-based compensation	2,698	2,613
Research and development credit carryforwards	6,613	6,707
Foreign tax and other credits	-	61
Total deferred tax assets	13,865	12,863
Less: Valuation allowance	(13,865)	(12,802)
Net deferred tax assets	$—	$61

The $1.1 million increase in the valuation allowance during 2020 was primarily the result of an increase to the net operating loss carryforwards for the current year. The valuation allowance increased by $0.9 million during the year ended December 31, 2019.

Utilization of the Company’s net operating losses (NOLs) and tax credit carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the IRC and similar state provisions. Section 382 of the IRC (Section 382) imposes limitations on a corporation’s ability to utilize its NOL and tax credit carryforwards, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate.  While a formal study has not been performed, the Company believes that a Section 382 ownership change occurred as a result of a financing effected in October 2018.  The Company believes this Section 382 limitation will result in approximately 97% of the federal and state NOLs expiring before they can be utilized, and approximately 96% of the federal tax credit carryforwards expiring before they can be utilized.

As of December 31, 2020, the Company had NOLs of approximately $205.2 million for federal income tax purposes and approximately $127.0 million for state income tax purposes. Only approximately $11.3 million of the federal NOLs and $9.5 million of the state NOLs are expected to be available before expiration due to the Section 382 limitation. These NOLs are available to reduce future taxable income and will expire at various times from 2025 through 2037, except federal NOLs from 2018 to 2020 which will never expire. The Company also had federal research and development tax credit carryforwards of approximately $8.7 million, which will begin expiring in 2020, and California research and development credits of approximately $8.4  million, which do not have an expiration date.

A reconciliation of income taxes provided at the federal statutory rate (21%) to the actual income tax provision is as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Income tax benefit computed at U.S. statutory rate	$(794)	$(542)
Research and development credits	(66)	(170)
Amortization of intangible assets	(60)	(60)
Goodwill impairment	—	17
Valuation allowance changes affecting tax provision	919	752
Other	1	3
Income tax provision	$—	$—

The losses before income tax provision for the years ended December 31, 2020 and 2019 were solely attributable to US operations.

Note 5: Stock-Based Compensation

Equity Compensation Plans

Common Stock Equity Plans

In 2010, the Company adopted the 2010 Equity Incentive Plan and later amended it in 2014, 2017 and 2018 (the Amended 2010 Plan). The Amended 2010 Plan was terminated in August 2019 and remains in effect as to outstanding equity awards granted prior to the date of expiration. As of December 31, 2019, no new awards may be made under the Amended 2010 Plan, and equity awards for approximately 172,000 shares were outstanding.

In August 2019, the Company’s stockholders approved the 2019 Stock Incentive Plan (the 2019 Plan), and it replaced the Amended 2010 Plan.  The 2019 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the 2019 Plan, 182,500 shares have been reserved for issuance. The 2019 Plan provides for annual option grants or other awards to the Company’s non-employee directors to acquire up to 2,000 shares and for a one-time grant of an option or other award to a non-employee director to acquire up to 6,000 shares upon his or her initial appointment or election to the board of directors.

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

The Company may also award shares to new employees outside the Plans, as material inducements to the acceptance of employment with the Company, as permitted under the Listing Rules of the Nasdaq Stock Market. These awards must be approved by the compensation committee of the board of directors, a majority of the independent directors or, below a specified share level, by an authorized executive officer. At December 31, 2020 and 2019, no such awards were outstanding.

Stock-Based Compensation Expense

The unamortized compensation cost, at December 31, 2020, was $0.2 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 1.4 years. The unamortized compensation cost, at December 31, 2020, was $0.3 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 0.8 years. For the years ended December 31, 2020 and 2019, the fair value of options and awards vested was approximately $0.2 million and $0.3 million, respectively.

Valuation Assumptions and Expense Information for Stock-based Compensation

The fair value of the Company’s share-based payment awards for the years ended December 31, 2020, and 2019 was estimated on the grant dates using the Black-Scholes model with the following assumptions:

Year Ended
December 31,
	2020	2019
Risk-free interest rate	1.6% - 2.5%	1.6% - 2.5%
Volatility	128% - 138.5%	128% - 138.5%
Expected life (years)	3.0 - 5.0	3.0 - 5.0
Dividend yield	0%	0%

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

Common Stock Options and Restricted Stock

A summary of stock option and restricted stock unit (RSU) award activity under the Plans is presented below (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of January 1, 2019	200	17	$96.24
Additional shares authorized under the Plan	183	—	—
RSUs granted	(120)	—	—
RSUs cancelled and returned to the Plan	1	—	—
Options granted	(145)	145	$2.64
Options cancelled and returned to the Plan	1	(1)	$144.00
Plan termination	(32)	—	$—
Balance as of December 31, 2019	88	161	$10.85
RSUs granted	(9)	—	—
RSUs cancelled and returned to the Plan	2	—	—
Options cancelled	—	(2)	$4.00
Balance as of December 31, 2020	81	159	$10.82

A summary of RSU activity under the Plans is presented below (in thousands, except fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of January 1, 2019	14	$24.31
Granted	120	$3.79
Vested	(30)	$12.89
Cancelled	(1)	$25.13
Non-vested shares as of December 31, 2019	103	$3.75
Granted	9	$1.74
Vested	(43)	$3.72
Cancelled	(4)	$4.00
Non-vested shares as of December 31, 2020	65	$3.48

The total intrinsic value of outstanding RSUs was $0.2 million for each of the years ended December 31, 2020 and 2019.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2020 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	143	8.26	$2.62	68	$2.94	$25
$15.00 - $25.59	8	2.74	$15.00	8	$15.00	$—
$25.60 - $143.99	2	3.35	$41.81	2	$41.81	$—
$144.00 - $409.99	5	5.65	$144.00	5	$144.00	$—
$410.00 - $924.00	1	4.19	$430.64	1	$430.64	$—
$1.57 - $924.00	159	7.80	$10.82	84	$18.39	$25

There were no stock options exercised during the years ended December 31, 2020 or 2019.  The intrinsic value of outstanding options at December 31, 2019 was $0.1 million.

Note 6: Stockholders’ Equity

In April 2020, the Company completed a registered direct offering of securities and sold 1,218,000 shares of common stock at a price of $1.56 per share to institutional investors. Net proceeds of the offering, after placement agent and other fees and expenses paid by the Company, were approximately $1.6 million. As a result of the offering, the exercise price of the 1,845,540 outstanding common stock purchase warrants that were issued in October 2018 was reduced from $6.00 per share to $2.40 per share.  The Company accounted for the warrant exercise price adjustment in accordance with ASC Topic 260 and determined that the change in the exercise price resulted in a deemed dividend of $392,000 that increased the net loss attributable to common stockholders for the year ended December 31, 2020.   The fair value of the warrants was computed on the date of the modification using the Black-Scholes model. The Company assumed a risk-free interest rate of 1.6%, no dividends, expected volatility of 128%, and an expected warrant life of approximately 3.5 years.

Warrants

At December 31, 2020, the Company had the following warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	1,846	$2.40	October 2023

Note 7: Retirement Savings Plan

Effective January 1997, the Company adopted the MoSys 401(k) Plan (the Savings Plan), which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. No matching contributions were made by the Company during the years ended December 31, 2020 and 2019.

Note 8: Business Segment, Concentration of Credit Risk and Significant Customers

The Company operates in one business segment and uses one measurement of profitability for its business. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments are deposited with high credit-quality institutions.

The Company recognized revenue from licensing of its technologies and shipment of ICs to customers in the following geographical locations (in thousands):

	Year Ended
	December 31,
	2020	2019
North America	$5,454	$7,585
Japan	675	1,734
Taiwan	459	345
Rest of world	207	422
Total net revenue	$6,795	$10,086

Customers who accounted for at least 10% of total net revenues were:

	Year Ended
	December 31,
	2020	2019
Customer A	37%	30%
Customer B	22%	14%
Customer C	10%	17%
Customer D	10%	*
Customer E	*	13%

*	Represents percentage less than 10%.

Three customers accounted for 86% of net accounts receivable at December 31, 2020. Four customers accounted for 85% of net accounts receivable at December 31, 2019.

All net long-lived assets (property and equipment) were held in the United States.

Note 9: Commitments and Contingencies

Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, as amended, using the alternative transition method, which allowed the Company to initially apply the new lease standard at the adoption date (the “effective date method”). The Company identified only one lease to be accounted for under ASU No. 2016-02, and this was the operating lease for its corporate facility in San Jose, California, which was entered into in October 2017 and initially expired in October 2020. The right-to-use asset and corresponding liability for the facility lease were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease asset and liability represents the interest rate on the Notes (8%). Lease expense is recognized on a straight line basis over the lease term. The Company had an option to extend the lease for an additional 20.5 month period, but, as the renewal was not reasonably certain, it had not included this renewal option in its accounting for the lease.

On September 30, 2020, the Company and the lessor extended the lease for an additional 20.5 month term commencing November 1, 2020. The Company does not have an option to extend the lease term beyond the current extension.

  The extension was accounted for as a lease modification. The Company assessed the lease classification of the facility lease at the modification date and determined that the facility lease should be accounted for as an operating lease. The right-of-use asset and corresponding operating lease liability have been remeasured based on the present value of remaining lease payments over the remaining extended lease term. The fair value of the right of use asset and corresponding lease obligation was determined to be $352,000 at the date of modification using a discount rate of 8%. Non-lease components are not included in the right-of-use asset and liability and are reflected as expense in the periods incurred.

Future minimum payments under the facility lease at December 31, 2020 are listed in the table below (in thousands).

Operating
Year ended December 31,	lease
2021	$206
2022	112
Total future lease payments	318
Less: imputed interest	(14)
Present value of lease liabilities	$304

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease	$220	$219
Non-cash activity:
Recognition of additional right-of-use asset and liability upon lease modification	$352	$-

Rent expense was approximately $212,000 for each of the years ended December 31, 2020 and 2019. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the years ended December 31, 2020 and 2019.

Note 10: Notes Payable

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

The Company incurred debt issuance costs of approximately $0.1 million, which were recorded as a debt discount and were amortized to interest expense over the repayment period for the original loan term using the effective interest rate method.  As of December 31, 2018, the debt discount was fully amortized.

In accordance with the October 2018 amendment to the Notes, the Company used $7.4 million of the proceeds from its public offering of securities effected in October 2018 to repay a portion of the Notes.  Semi-annual interest payments have been made in each of February 2019, August 2019, February 2020 and August 2020, for approximately, $78,000, $109,000, $112,000 and $122,000, respectively, in-kind with the issue of additional notes (Interest Notes) to the Purchasers.  The Interest Notes have terms identical to the Notes. At December 31, 2020, the Notes and Interest Notes could be converted into a maximum of 271,121 shares of common stock at $11.434 per share, excluding the effects of future payments of interest in-kind.

 PPP Note

On May 7, 2020, the Company entered into a Promissory Note with Wells Fargo Bank, N.A. (the Lender) in an aggregate principal amount of $579,330 (the PPP Note), pursuant to the Paycheck Protection Program (the PPP) under the CARES Act.

The term of the PPP Note is two years. Interest will accrue on the outstanding principal balance of the PPP Note at a fixed rate of 1.0%, which shall be deferred for the first ten months of the term of the PPP Note. Monthly payments will be due and payable beginning in October 2021 and continue each month thereafter until maturity of the PPP Note. The Company may prepay principal of the PPP Note at any time in any amount without penalty. The Agreement contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties or provisions of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

The Company may apply to the Lender for forgiveness of the PPP Note, under the terms of the PPP.  No assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part, but the Company believes it has used the proceeds in accordance with the PPP. If the PPP Note is not forgiven, principal payments will start in 2021.

Note 11: Subsequent Events

Warrants

Subsequent to December 31, 2020, the Company received a total of $2,478,461 of proceeds from the exercise of 1,032,692 warrants to purchase shares of common stock at a price of $2.40 per share.

Financing

In February 2021, the Company completed a registered direct offering and sold 1,487,601 shares of common stock at a price of $5.00 per share to institutional investors. Net proceeds of the offering, after placement agent and other fees and expenses payable by the Company, were approximately $6,800,000.

Notes

Under an agreement with the holder of the Notes, who was also a holder of warrants, in January and February 2021, the Company used $1,473,098 of the proceeds from the Note holder’s warrant exercises to repay a portion of the principal amount of the Notes. In March 2021, the Company repaid in full the remaining principal amount of the Notes.