Form 10-Q
period 2021-03-31
MoSys, Inc.
filed 2021-05-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 6,134,719 as of May 7, 2021.

MOSYS, INC.

FORM 10-Q

March 31, 2021

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,529	$5,889
Short-term investments	1,610	—
Accounts receivable, net	375	701
Inventories	862	599
Prepaid expenses and other	534	668
Total current assets	12,910	7,857
Property and equipment, net	105	121
Right-of-use lease asset, net	254	303
Other	18	17
Total assets	$13,287	$8,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$81	$76
Deferred revenue	15	15
Short-term lease liability	201	201
PPP note payable, current	434	244
Accrued expenses and other	1,291	1,300
Total current liabilities	2,022	1,836
Convertible notes payable	—	3,092
PPP note payable	145	335
Long-term lease liability	57	103
Total liabilities	2,224	5,366
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 6,134 shares and 3,554 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	6	3
Additional paid-in capital	255,046	245,548
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(243,988)	(242,619)
Total stockholders’ equity	11,063	2,932
Total liabilities and stockholders’ equity	$13,287	$8,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Net revenue
Product	$1,178	$1,068
Royalty and other	160	192
Total net revenue	1,338	1,260
Cost of net revenue	495	530
Gross profit	843	730
Operating expenses
Research and development	1,159	961
Selling, general and administrative	1,071	1,135
Total operating expenses	2,230	2,096
Loss from operations	(1,387)	(1,366)
Interest expense	(30)	(55)
Other income, net	48	16
Net loss	$(1,369)	$(1,405)

Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities	(1)	—
Comprehensive loss	$(1,370)	$(1,405)

Net loss per share
Basic and diluted	$(0.28)	$(0.61)

Shares used in computing net loss per share
Basic and diluted	4,862	2,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2020	3,554	$3	$245,548	—	$(242,619)	$2,932
Issuance of common stock under stock plan, net	16	—	(2)	—	—	(2)
Exercise of warrants	1,033	1	2,477	—	—	2,478
Issuance of common stock for payment of accrued interest	43	—	140	—	—	140
Sale of common stock, net of placement costs	1,488	2	6,815	—	—	6,817
Stock-based compensation	—	—	68	—	—	68
Unrealized loss on available-for-sale investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(1,369)	(1,369)
Balance as of March 31, 2021	6,134	$6	$255,046	$(1)	$(243,988)	$11,063

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2019	2,179	$2	$243,281	—	$(238,447)	$4,836
Issuance of common stock for release of awards	20	—	(1)	—	—	(1)
Exercise of pre-funded warrants	116	—	2	—	—	2
Stock-based compensation	—	—	68	—	—	68
Net loss	—	—	—	—	(1,405)	(1,405)
Balance as of March 31, 2020	2,315	$2	$243,350	$—	$(239,852)	$3,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,369)	$(1,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	41
Stock-based compensation	68	68
Accrued interest	30	55
Amortization of lease right-of-use asset	49	47
Change in operating lease liability	(46)	(50)
Gain on settlement of convertible notes payable and accrued interest, net	(48)	—
Changes in assets and liabilities:
Accounts receivable	325	636
Inventories	(263)	(137)
Prepaid expenses and other assets	134	(35)
Accounts payable	5	(111)
Deferred revenue and other liabilities	84	183
Net cash used in operating activities	(1,013)	(708)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(6)
Proceeds from maturities of short-term investments	—	300
Purchases of short-term investments	(1,611)	—
Net cash provided by (used in) investing activities	(1,613)	294
Cash flows from financing activities:
Proceeds from sale of common stock, net	6,817	—
Proceeds from exercise of common stock warrants	2,478	2
Repayment of convertible notes payable	(3,027)	—
Taxes paid to net share settle equity awards	(2)	(1)
Net cash provided by financing activities	6,266	1
Net increase (decrease) in cash and cash equivalents	3,640	(413)
Cash and cash equivalents at beginning of period	5,889	6,053
Cash and cash equivalents at end of period	$9,529	$5,640
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$—	$112
Settlement of accrued interest through issuance of common shares	$123	$—

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

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts was $41,000 at March 31, 2021 and December 31, 2020.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no material write-downs of inventory during the three months ended March 31, 2021 and recorded write-downs of $0.1 million for the year ended December 31, 2020.

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

During the three months ended March 31, 2021, the Company recognized no revenue that had been included in deferred revenue as of December 31, 2020.

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

Warrants

As of March 31, 2021, the Company had the following warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	813	$2.40	October 2023

Per Share Amounts

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and shares issuable in conjunction with convertible notes.

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	March 31,
	2021	2020
Options outstanding to purchase common stock	159	161
Unvested restricted common stock units	58	82
Convertible notes	-	254
Warrants	846	1,879
Total	1,063	2,376

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	March 31, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$9,529	$—	$—	$9,529
Short-term investments	1,611	—	(1)	1,610
	$11,140	$—	$(1)	$11,139

	December 31, 2020
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,889	$—	$—	$5,889

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	March 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$7,276	$7,276	$—	$—
Corporate notes and commercial paper	$1,610	$—	$1,610	$—

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,893	$3,893	$—	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2021 or 2020.

Note 3. Balance Sheet Detail

	March 31,	December 31,
	2021	2020
	(in thousands)
Inventories:
Work-in-process	$654	$414
Finished goods	208	185
	$862	$599

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2021 or 2020 related to these indemnifications.

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

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
North America	$948	$812
Japan	274	237
Taiwan	79	138
Rest of world	37	73
Total net revenue	$1,338	$1,260

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended
	March 31,
	2021	2020
Customer A	38%	26%
Customer B	20%	19%
Customer C	18%	14%
Customer D	*%	12%
Customer E	*%	11%

*	Represents less than 10%

Three customers accounted for 74% of accounts receivable as of March 31, 2021. Three customers accounted for 86% of accounts receivable as of December 31, 2020.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2014 to 2019 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2010 to 2019.  As of March 31, 2021, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

Common Stock Equity Plans

In 2010, the Company adopted the 2010 Equity Incentive Plan and later amended it in 2014, 2017 and 2018 (the Amended 2010 Plan). The Amended 2010 Plan was terminated in August 2019 and remains in effect as to outstanding equity awards granted prior to the date of expiration. As of March 31, 2021, no new awards may be made under the Amended 2010 Plan, and equity awards for approximately 57,858 shares were outstanding.

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

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, as of March 31, 2021, was $0.1 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 1.25 years.  The expense related to restricted stock units (RSUs) is generally recognized over a three-year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, as of March 31, 2021, was $0.2 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 0.5 years.

For the three months ended March 31, 2021 and 2020, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions

There were no stock options granted during the three months ended March 31, 2021 and 2020.

Common Stock Options and Restricted Stock

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

The following table summarizes the activity in the shares available for grant under the Plans during the three months ended March 31, 2021 (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of January 1, 2021	81	159	$10.82
RSUs granted	(10)	—	—
Balance as of March 31, 2021	71	159	$10.82

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of January 1, 2021	65	$3.48
Granted	10	$3.25
Vested	(17)	$3.78
Non-vested shares as of March 31, 2021	58	$3.35

The fair value of the RSU granted during the three months ended March 31, 2021 was $32,500.

The total intrinsic value of the RSUs outstanding as of March 31, 2021 was $0.2 million.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2021 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	143	8.01	$2.62	79	$2.88	$185
$15.00 - $25.59	8	2.49	$15.00	8	$15.00	$—
$25.60 - $143.99	2	3.11	$41.81	2	$41.81	$—
$144.00 - $409.99	5	5.40	$144.00	5	$144.00	$—
$410.00 - $924.00	1	3.94	$430.64	1	$430.64	$—
$1.57 - $924.00	159	8.04	$10.82	95	$16.55	$185

There were no stock options exercised during the three months ended March 31, 2021 or 2020.

Note 8: Stockholders’ Equity

In February 2021, the Company completed a registered direct offering of securities under an effective registration statement filed with the SEC pursuant to the Securities Act of 1933, as amended. In the offering, the Company sold 1,487,601 shares of common stock at a price of $5.00 per share to institutional investors. Net proceeds of the offering, after placement agent and other fees and expenses paid by the Company, were approximately $6.8 million.

During the three months ended March 31, 2021, the Company received a total of $2,478,461 of proceeds from the exercise of 1,032,692 warrants to purchase shares of common stock at a price of $2.40 per share.

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

The Company issued 42,672 shares of its common stock valued at $139,964 to the Note holder in settlement of the accrued interest for the six month period ended February 15, 2021.  The Company recorded a loss of $16,898 on this payment, which was recorded in other income in the condensed consolidated statements of operation.

In January and February 2021, a holder of warrants, who was also the holder of the Notes, exercised warrants to purchase 613,791 shares of the Company’s common stock at an exercise price of $2.40 per share for total proceeds of $1,473,098. The proceeds from the exercise of these warrants were used to repay a portion of the principal amount of the Notes.

In March 2021, the Company made a repayment of $1,554,173 in settlement of the outstanding principal amount of the Notes, and the Note holder’s security interest was terminated. The Company recorded a gain of $64,757 on the Note settlement, and the gain was recorded in other income in the condensed consolidated statements of operations.

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

The Company applied to the Lender for forgiveness of the PPP Note, under the terms of the PPP. No assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part, but the Company believes it has used the proceeds in accordance with the PPP. If the PPP Note is not forgiven, principal payments will be due: $217,250 in 2021 and $362,080 in 2022.

Note 10. Leases

The Company has one lease, which is the lease for its corporate facility that expires in July 2022, that it accounts for under Accounting Standards Update 2016-02. The right-of-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. The discount rate used to measure the lease asset and liability represents the interest rate on the Notes (8%). Lease expense is recognized on a straight-line basis over the lease term, and operating lease expense was approximately $53,000 for the three months ended March 31, 2021. The Company does not have an option to extend the lease term beyond the current extension.

Future minimum payments under the facility operating lease at March 31, 2021 are as follows (in thousands):

Operating
Year ending December 31,	lease
2021	$155
2022	112
Total future lease payments	267
Less: imputed interest	(9)
Present value of lease liabilities	$258

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease	$51	$56

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, the impacts of COVID-19 on our business, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2021 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 and the risk factors described below under Item 1A of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

Our strategy and primary business objective is to be a profitable intellectual property-rich fabless semiconductor company offering integrated circuits, or ICs, and related software, firmware and intellectual property, or IP, that deliver unparalleled memory bandwidth and access rate performance for high-performance data processing in cloud networking, communications, security appliances, video, test and monitoring, and data center systems.  Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our primary product line is marketed under the Accelerator Engine name and comprises our Bandwidth Engine and Programmable HyperSpeed Engine IC products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.  Our second-generation Bandwidth Engine, or Bandwidth Engine 2, products are expected to be our primary revenue source through at least 2021, and we expect these products to continue to generate significant revenue thereafter.  As we are not developing new IC products, from a product development perspective, we continue to leverage our current technologies and core competencies to expand our product offerings without incurring significant additional R&D expenses. We are developing our Virtual Accelerator Engine, or VAE, product line consisting of software, firmware and IP available for license. This product line will include multiple function accelerator platform products, which target specific application functions and will use a common software interface to allow performance scalability over multiple hardware environments. These function accelerator platform products are hardware agnostic and operate with or without one of our Accelerator Engine ICs. This software-defined, hardware-accelerated platform architecture utilizes an internally developed graphical memory engine architecture to provide flexible data classification and analysis capability. We believe the technology will generate new opportunities that require less up-front architectural changes by system designers and provide a scalable performance roadmap of options using our Accelerator Engine ICs. Despite our limited new IC product development efforts, we believe our current hardware and software/firmware product portfolio positions us for future growth and profitability.

We incurred net losses of approximately $1.4 million for the three months ended March 31, 2021 and $3.8 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit of approximately $244.0 million as of March 31, 2021. These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

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

In March 2020, Santa Clara County in California, where we are based, issued a ”shelter-in-place” order (the Order) that was effective through the first quarter of 2021. We have been complying with the Order and have minimized business activities at our San Jose headquarters facility (our only facility) since March 2020. We have implemented a teleworking policy for our employees and contractors to reduce on-site activity at our facility. The Order impacted our ability to produce and ship our IC products in the second half of March 2020, as certain of our vendors in the San Francisco Bay Area closed in accordance with the Order. In April 2020, we resumed shipments of our IC products, as we and our vendors are supporting shipment of components for critical infrastructure, as defined by the federal government; however, our employees are still generally restricted from visiting our customer and vendor sites, and we are unable to conduct certain product testing and development activities.

We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. The ultimate impact of the Covid-19 pandemic on our business and results of operations is uncertain and difficult to predict, and we are closely monitoring impacts, especially to customer programs and our supply chain. We expect that the impacts of the COVID-19 pandemic will continue to have a negative impact on our revenues for the remainder of 2021, although we are not in a position to quantify such impacts. In addition, we have and continue to experience longer lead times for certain components used to manufacture our IC products. While we believe that our operations personnel are currently in a position to meet expected customer demand levels in the coming quarters, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could negatively impact our business, results of operations, financial condition and cash flows.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. During the quarter ended March 31, 2021, we were able to raise additional capital and make full repayment of our convertible notes payable (see discussion below under Liquidity and in Notes 8 and 9 to the condensed consolidated financial statements included in Part I, Item I of this Form 10-Q), however, if we need to raise additional capital to support operations in the future, we may be unable to access the capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part II, Item 1A. of this quarterly report on Form 10-Q.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	March 31,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Product -three months ended	$1,178	$1,068	$110	10%
Percentage of total net revenue	88%	85%

Product revenue increased for the three months ended March 31, 2021 compared with the same period of 2020 primarily due to higher sales of our Bandwidth Engine 2 products, partially offset by decreases in our LineSpeed product sales.

	March 31,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Royalty and other -three months ended	$160	$192	$(32)	(17)%
Percentage of total net revenue	12%	15%

Royalty and other includes license, royalty and related revenues generated from licensing agreements. The decrease in royalty and other revenue for the three months ended March 31, 2021 compared with the same period of 2020 was primarily due to a decrease in royalty revenue for one licensee.

Cost of Net Revenue and Gross Profit

	March 31,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$495	$530	$(35)	(7)%
Percentage of total net revenue	37%	42%

	March 31,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Gross profit -three months ended	$843	$730	$113	15%
Percentage of total net revenue	63%	58%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our IC products.

Cost of net revenue decreased for the three months ended March 31, 2021 when compared with the same period in 2020, primarily due to decreased shipment volumes of our LineSpeed product which was only partially offset by the increase of our Bandwidth Engine products that have lower production costs.

Gross profit increased for the three months ended March 31, 2021 compared with the same period of 2020 due to the increase in gross profit attributable to the increases in product revenues. As a percentage of net revenue, gross profit increased due to higher gross margins on our product sales and higher royalty and other revenue, which generally has no associated cost.

Research and Development

	March 31,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Research and development -three months ended	$1,159	$961	$198	21%
Percentage of total net revenue	87%	76%

Our research and development expenses include costs related to the development of our IC and VAE IP products. We expense research and development costs as they are incurred.

The increase for the three months ended March 31, 2021 compared with the same period of 2020 was primarily due to increases in personnel costs due to new hires and increases in consulting costs for development of our VAE products. We expect that total research and development expenses will increase in 2021 compared with 2020 as we incur increased development costs for our VAE products.

Selling, General and Administrative

	March 31,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
SG&A -three months ended	$1,071	$1,135	$(64)	(6)%
Percentage of total net revenue	80%	90%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three months ended March 31, 2021 compared with the same period of 2020 was primarily due to decreases in professional services and facilities and travel costs, partially offset by increased legal and personnel costs. We expect total SG&A expenses to remain relatively consistent for the remainder of 2021.

Interest expense

	March 31,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Interest expense - three months ended	$30	$54	$(24)	(44)%
Percentage of total net revenue	2%	4%

Interest expense consisted of interest expense on our senior secured convertible notes (the Notes).  As of March 31, 2021, we had repaid the full remaining principal amount of the Notes and accrued interest.  We do not expect to incur interest expense during the remainder of 2021. See Note 9 to the condensed consolidated financial statements for additional disclosure.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $11.1 million and working capital of $10.9 million. We believe that cash generated from our liquidity sources will be sufficient to meet both our short-term and long-term working capital and capital expenditure needs for the foreseeable future.

Net cash used in operating activities was $1.0 million for the first three months of 2021, which primarily resulted from our net loss of $1.4 million, which was partially offset by $0.3 million in net changes in assets and liabilities and non-cash charges of $0.1 million. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $0.7 million for the first three months of 2020, which primarily resulted from our net loss of $1.4 million, which was partially offset by $0.5 million in net changes in assets and liabilities and non-cash charges of $0.1 million of stock-based compensation, depreciation and amortization expenses and $0.1 million of accrued interest.  The changes in assets and liabilities primarily related to the timing of customer collections, and inventory and other vendor payables and prepayments.

Net cash used in investing activities of $1.6 million for the three months ended March 31, 2021 represented purchases of short-term investments. Net cash provided by investing activities for the three months ended March 31, 2020 was mainly due to the proceeds from the maturities of short-term investments of $0.3 million.

Net cash provided by financing activities of $6.3 million for the three months ended March 31, 2021 primarily consisted of $6.8 million in net proceeds received from the registered direct offering of our common stock completed in February 2021 and $2.5 million of proceeds from the exercise of warrants to purchase shares of common stock at a price of $2.40 per share. We used approximately $3 million of these proceeds to repay in full the outstanding balance of our senior secured convertible notes. There were minimal cash flows used in financing activities during the three months ended March 31, 2020.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including:

•	level of revenue;
•	cost, timing and success of technology development efforts, especially for our VAE products;
•	inventory levels, timing of product shipments and length of billing and collection cycles;
•	variations in manufacturing yields, material lead time and costs and other manufacturing risks;
•	profitability of our business;
•	costs of acquiring other businesses and integrating the acquired operations; and
•	whether the PPP Note is substantially forgiven.

Working Capital

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes. We expect our cash expenditures to exceed receipts in 2021, as our revenues will not be sufficient to offset our working capital requirements. During the three months ended March 31, 2021, we received proceeds of $2.5 million from the exercise of common stock warrants, and we used $1.5 million of these proceeds to repay a portion of the principal balance of our senior secured convertible notes.  In February 2021, we completed a registered direct offering of securities that generated net proceeds of approximately $6.8 million.  In May 2020, we entered into a Promissory Note with Wells Fargo Bank, N.A. in an aggregate principal amount of approximately $0.6 million (the PPP Note), pursuant to the Paycheck Protection Program (the PPP) under the CARES Act. In March 2021 we applied for forgiveness of the PPP Note under the terms of the PPP. No assurance is provided that we will obtain forgiveness of the PPP Note in whole or in part, but we believe we have used the proceeds in accordance with the PPP.

In the event that additional financing is required through sales of our equity securities, our stockholders would suffer dilution of their equity ownership, and we may be required to accept other terms that could be significantly detrimental to our existing stockholders and to our business. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could be significantly detrimental to our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. Except as set forth below, there have been no material changes with respect to the risk factors disclosed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on March 18, 2021.

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

On February 1, 2021, the Company issued 42,672 shares of its common stock valued at $139,964 to the holder of the Senior Secured Convertible Notes due August 15, 2023 in settlement of the accrued interest for the six month period ended February 15, 2021. Such shares were issued in a private placement transaction that was exempt from the registration requirements under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

ITEM 6. Exhibits

(a)	Exhibits

	10.22(1)	Form of Securities Purchase Agreement dated February 17, 2021
	10.23*	First Amendment to Executive Severance and Change-In-Control Policy dated April 28, 2021
	31.1*	Rule 13a-14 certification
	31.2*	Rule 13a-14 certification
	32.1**	Section 1350 certification
101*

The following financial information from MoSys, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on May 13, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

	(1)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on February 17, 2021 (Commission File No. 000-32929

*Filed herewith.

**Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2021		MOSYS, INC.

	By:	/s/ Daniel Lewis
Daniel Lewis
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)