Form 10-Q
period 2021-06-30
MoSys, Inc.
filed 2021-08-12
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 8,660,382 as of August 5, 2021.

MOSYS, INC.

FORM 10-Q

June 30, 2021

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,475	$5,889
Short-term investments	6,091	—
Accounts receivable, net	632	701
Inventories	1,026	599
Prepaid expenses and other	388	668
Total current assets	21,612	7,857
Long-term investments	3,484	—
Property and equipment, net	96	121
Right-of-use lease asset, net	205	303
Other	17	17
Total assets	$25,414	$8,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89	$76
Accrued expenses and other	1,350	1,300
Deferred revenue	147	15
Short-term lease liability	201	201
PPP note payable, current	—	244
Total current liabilities	1,787	1,836
Convertible notes payable	—	3,092
PPP note payable	—	335
Long-term lease liability	10	103
Total liabilities	1,797	5,366
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 8,660 shares and 3,554 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8	3
Additional paid-in capital	268,806	245,548
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(245,193)	(242,619)
Total stockholders’ equity	23,617	2,932
Total liabilities and stockholders’ equity	$25,414	$8,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenue
Product	$1,017	$1,679	$2,195	$2,747
Royalty and other	151	289	311	481
Total net revenue	1,168	1,968	2,506	3,228
Cost of net revenue	444	604	939	1,134
Gross profit	724	1,364	1,567	2,094
Operating expenses
Research and development	1,222	985	2,381	1,946
Selling, general and administrative	1,287	964	2,358	2,099
Total operating expenses	2,509	1,949	4,739	4,045
Loss from operations	(1,785)	(585)	(3,172)	(1,951)
Interest expense	—	(56)	(30)	(111)
Other income, net	580	2	628	18
Net loss	(1,205)	(639)	(2,574)	(2,044)
Deemed dividend for warrant exercise price adjustment	—	(392)	—	(392)
Net loss attributable to common stockholders	$(1,205)	$(1,031)	$(2,574)	$(2,436)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.18)	$(0.32)	$(0.44)	$(0.88)
Shares used in computing net loss per share
Basic and diluted	6,857	3,265	5,865	2,780

Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities	(3)	—	(4)	—
Comprehensive loss	$(1,208)	$(1,031)	$(2,578)	$(2,436)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2020	3,554	$3	$245,548	$—	$(242,619)	$2,932
Issuance of common stock under stock plan, net	16	—	(2)	—	—	(2)
Exercise of warrants	1,033	1	2,477	—	—	2,478
Issuance of common stock for payment of accrued interest	43	—	140	—	—	140
Sale of common stock, net of placement costs	1,488	2	6,815	—	—	6,817
Stock-based compensation	—	—	68	—	—	68
Unrealized loss on available-for-sale investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(1,369)	(1,369)
Balance as of March 31, 2021	6,134	$6	$255,046	$(1)	$(243,988)	$11,063
Issuance of common stock under stock plan, net	2	—	—	—	—	—
Exercise of warrants	706	1	1,695	—	—	1,696
Sale of common stock, net of placement costs	1,818	1	11,968	—	—	11,969
Stock-based compensation	—	—	97	—	—	97
Unrealized loss on available-for-sale investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(1,205)	(1,205)
Balance as of June 30, 2021	8,660	$8	$268,806	$(4)	$(245,193)	$23,617

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2019	2,179	$2	$243,281	$—	$(238,447)	$4,836
Issuance of common stock for release of awards	20	—	(1)	—	—	(1)
Exercise of pre-funded warrants	116	—	2	—	—	2
Stock-based compensation	—	—	68	—	—	68
Net loss	—	—	—	—	(1,405)	(1,405)
Balance as of March 31, 2020	2,315	$2	$243,350	$—	$(239,852)	$3,500
Issuance of common stock for release of awards	1	—	—	—	—	—
Sale of common stock, net of placement costs	1,218	1	1,618	—	—	1,619
Deemed dividend for warrant exercise price adjustment	—	—	392	—	(392)	—
Stock-based compensation	—	—	66	—	—	66
Net loss	—	—	—	—	(639)	(639)
Balance as of June 30, 2020	3,534	$3	$245,426	$—	$(240,883)	$4,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,574)	$(2,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	82
Stock-based compensation	165	134
Accrued interest	30	112
Amortization of lease right-of-use asset	98	43
Change in operating lease liability	(93)	(50)
Gain on settlement of convertible notes payable and accrued interest, net	(48)	—
Gain on extinguishment of PPP Note	(579)	—
Changes in assets and liabilities:
Accounts receivable	69	574
Inventories	(427)	(48)
Prepaid expenses and other assets	280	221
Accounts payable	13	(170)
Deferred revenue and other liabilities	276	(19)
Net cash used in operating activities	(2,754)	(1,165)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(12)
Proceeds from maturities of short-term investments	—	300
Purchases of investments	(9,579)	—
Net cash provided by (used in) investing activities	(9,590)	288
Cash flows from financing activities:
Proceeds from sale of common stock, net	18,785	1,619
Proceeds from exercise of common stock warrants	4,174	2
Repayment of convertible notes payable	(3,027)	—
Proceeds from PPP note	—	579
Taxes paid to net share settle equity awards	(2)	(1)
Net cash provided by financing activities	19,930	2,199
Net increase in cash and cash equivalents	7,586	1,322
Cash and cash equivalents at beginning of period	5,889	6,053
Cash and cash equivalents at end of period	$13,475	$7,375
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$—	$112
Settlement of accrued interest through issuance of common shares	$123	$—
Fair value of warrant exercise price adjustment considered as deemed dividend	$—	$392

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts was $41,000 at June 30, 2021 and December 31, 2020.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no material write-downs of inventory during the six months ended June 30, 2021 and recorded write-downs of $0.1 million for the year ended December 31, 2020.

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

During the six months ended June 30, 2021, the Company recognized no revenue that had been included in deferred revenue as of December 31, 2020.

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

Warrants

As of June 30, 2021, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	106	$2.40	October 2023

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	June 30,
	2021	2020
Options outstanding to purchase common stock	159	161
Unvested restricted common stock units	58	81
Convertible notes	—	262
Warrants	139	1,879
Total	356	2,383

Note 2: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	June 30, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$13,475	$—	$—	$13,475
Short-term investments	6,094	—	(3)	6,091
Long-term investments	3,485	—	(1)	3,484
	$23,054	$—	$(4)	$23,050

	December 31, 2020
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,889	$—	$—	$5,889

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	June 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$8,246	$8,246	$—	$—
Corporate notes and commercial paper (1)	$11,625	$—	$11,625	$—
	$19,871	$8,246	$11,625	$—

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,893	$3,893	$—	$—

(1)   Includes $2.0 million in cash and cash equivalents on the accompanying condensed consolidated balance sheet due to original maturities of less than three months. There were no transfers in or out of Level 1 and Level 2 securities during the six months ended June 30, 2021 or 2020.

Note 3. Balance Sheet Detail

	June 30,	December 31,
	2021	2020
	(in thousands)
Inventories:
Work-in-process	$769	$414
Finished goods	257	185
	$1,026	$599

Note 4. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the six months ended June 30, 2021 or 2020 related to these indemnifications.

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

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
North America	$971	$1,807	$1,919	$2,618
Japan	—	14	274	250
Taiwan	118	108	196	247
Rest of world	79	39	117	113
Total net revenue	$1,168	$1,968	$2,506	$3,228

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Customer A	40%	44%	28%	32%
Customer B	37%	29%	38%	28%
Customer C	10%	*%	*%	*%
Customer D	*%	*%	11%	*%

*	Represents less than 10%

Four customers accounted for 95% of accounts receivable as of June 30, 2021. Three customers accounted for 86% of accounts receivable as of December 31, 2020.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2015 to 2020 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2011 to 2020.  As of June 30, 2021, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 7. Stock-Based Compensation

Common Stock Equity Plans

In 2010, the Company adopted the 2010 Equity Incentive Plan and later amended it in 2014, 2017 and 2018 (the Amended 2010 Plan). The Amended 2010 Plan was terminated in August 2019 and remains in effect as to outstanding equity awards granted prior to the date of expiration. As of June 30, 2021, no new awards may be made under the Amended 2010 Plan, and equity awards for approximately 115,358 shares were outstanding.

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

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, as of June 30, 2021, was $0.1 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 1.04 years.  The expense related to restricted stock units (RSUs) is generally recognized over a three-year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, as of June 30, 2021, was $0.5 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 0.9 years.

For the three and six months ended June 30, 2021 and 2020, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions

There were no stock options granted during the six months ended June 30, 2021 and 2020.

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

The following table summarizes the activity in the shares available for grant under the Plans during the six months ended June 30, 2021 (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of January 1, 2021	81	159	$10.82
RSUs granted	(10)	—	—
Balance as of March 31, 2021	71	159	$10.82
RSUs granted	(59)	—	—
Balance as of June 30, 2021	12	159	$10.82

A summary of RSUs activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of January 1, 2021	65	$3.48
Granted	10	$3.25
Vested	(17)	$3.78
Non-vested shares as of March 31, 2021	58	$3.35
Granted	59	$6.70
Vested	(2)	$3.11
Non-vested shares as of June 30, 2021	115	$5.08

The fair value of the RSU granted during the six months ended June 30, 2021 was $0.4 million.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2021 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	143	7.77	$2.62	90	$2.84	$521
$15.00 - $25.59	8	2.24	$15.00	8	$15.00	$—
$25.60 - $143.99	2	2.86	$41.81	2	$41.81	$—
$144.00 - $409.99	5	5.15	$144.00	5	$144.00	$—
$410.00 - $924.00	1	3.69	$430.64	1	$430.64	$—
$1.57 - $924.00	159	7.30	$10.82	106	$15.09	$521

There was no stock options exercised during the six months ended June 30, 2021 and 2020.

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

In June 2021, the Company completed a registered direct offering of securities under an effective registration statement filed with the SEC pursuant to the Securities Act of 1933, as amended. In the offering, the Company sold 1,818,181 shares of common stock at a price of $7.15 per share to institutional investors. Net proceeds of the offering, after placement agent and other fees and expenses paid by the Company, were approximately $12.0 million.

During the six months ended June 30, 2021, the Company received a total of $4,174,018 of proceeds from the exercise of 1,739,174 warrants to purchase shares of common stock at a price of $2.40 per share.

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

The Company issued 42,672 shares of its common stock valued at $139,964 to the Note holder in settlement of the accrued interest of $123,066 for the six month period ended February 15, 2021.  The Company recorded a loss of $16,898 on this payment, which was recorded in other income in the condensed consolidated statements of operation.

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

The Company applied to the Lender for forgiveness of the PPP Note, under the terms of the PPP, and, in May 2021, obtained forgiveness for the full amount of the PPP Note and recognized the forgiven amount in other income in the condensed consolidated statements of operations.

Note 10. Leases

The Company has one lease, which is the lease for its corporate facility that expires in July 2022, that it accounts for under Accounting Standards Update No. 2016-02. The right-of-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. The discount rate used to measure the lease asset and liability represents the interest rate on the Notes (8%). Lease expense is recognized on a straight-line basis over the lease term, and operating lease expense was approximately $0.1 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The Company does not have an option to extend the lease term beyond the current extension.

Future minimum payments under the facility operating lease at June 30, 2021 were as follows (in thousands):

Operating
Year ending December 31,	lease
2021	$104
2022	113
Total future lease payments	217
Less: imputed interest	(6)
Present value of lease liabilities	$211

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease	$101	$112

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

We incurred net losses of approximately $2.6 million for the six months ended June 30, 2021 and $3.8 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit of approximately $245.2 million as of June 30, 2021. These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

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

In March 2020, Santa Clara County in California, where we are based, issued a ”shelter-in-place” order (the Order) that was effective through the first quarter of 2021. We have been complying with the Order and have minimized business activities at our San Jose headquarters facility (our only facility) since March 2020. We have implemented a teleworking policy for our employees and contractors to reduce on-site activity at our facility. The Order impacted our ability to produce and ship our IC products in the second half of March 2020, as certain of our vendors in the San Francisco Bay Area closed in accordance with the Order. In April 2020, we resumed shipments of our IC products, as we and our vendors are supporting shipment of components for critical infrastructure.

We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. The ultimate impact of the Covid-19 pandemic on our business and results of operations is uncertain and difficult to predict, and we are closely monitoring impacts, especially to customer programs and our supply chain. We expect that the impacts of the COVID-19 pandemic will continue to have a negative impact on our revenues for the remainder of 2021, although we are not in a position to quantify such impacts. In addition, we have and continue to experience shortages and longer lead times for certain components used to manufacture our IC products. While we believe that our operations personnel are currently in a position to meet expected customer demand levels in the coming quarters, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could negatively impact our business, results of operations, financial condition and cash flows.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. During the six months ended June 30, 2021, we were able to raise additional capital and make full repayment of our convertible notes payable (see discussion below under Liquidity and in Notes 8 and 9 to the condensed consolidated financial statements included in Part I, Item I of this Form 10-Q), however, if we need to raise additional capital to support operations in the future, we may be unable to access the capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	June 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Product -three months ended	$1,017	$1,679	$(662)	(39)%
Percentage of total net revenue	87%	85%
Product -six months ended	$2,195	$2,747	$(552)	(20)%
Percentage of total net revenue	88%	85%

Product revenue decreased for the three and months ended June 30, 2021 compared with the same period of 2020 primarily due to lower sales of our Bandwidth Engine 2 and LineSpeed IC products.

	June 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Royalty and other -three months ended	$151	$289	$(138)	(48)%
Percentage of total net revenue	13%	15%
Royalty and other -six months ended	$311	$481	$(170)	(35)%
Percentage of total net revenue	12%	15%

Royalty and other includes license, royalty and related revenues generated from licensing agreements. The decrease in royalty and other revenue for the three and six months ended June 30, 2021 compared with the same period of 2020 was due to a decrease in royalty revenues and $0.1 million of non-recurring license revenues recognized during the three months ended June 30, 2020.

Cost of Net Revenue and Gross Profit

	June 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$444	$604	$(160)	(26)%
Percentage of total net revenue	38%	31%
Cost of net revenue -six months ended	$939	$1,134	$(195)	(17)%
Percentage of total net revenue	37%	35%

	June 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Gross profit -three months ended	$724	$1,364	$(640)	(47)%
Percentage of total net revenue	62%	69%
Gross profit -six months ended	$1,567	$2,094	$(527)	(25)%
Percentage of total net revenue	63%	65%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our IC products.

Cost of net revenue decreased for the three and six months ended June 30, 2021 when compared with the same periods in 2020, primarily due to decreased shipment volumes of our LineSpeed and Bandwidth Engine IC products.

Gross profit decreased for the three and six months ended June 30, 2021 compared with the same period of 2020 due to the decrease in gross profit attributable to the decreases in revenues.

Research and Development

	June 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Research and development -three months ended	$1,222	$985	$237	24%
Percentage of total net revenue	105%	50%
Research and development -six months ended	$2,381	$1,946	$435	22%
Percentage of total net revenue	95%	60%

Our research and development expenses include costs related to the development of our IC products and VAE IP. We expense research and development costs as they are incurred.

The increase for the three and six months ended June 30, 2021 compared with the same period of 2020 was primarily due to increases in personnel costs due to headcount increases and increases in consulting costs for development of our VAE-IP. We expect that total research and development expenses will increase in 2021 compared with 2020 as we incur increased development costs for our VAE IP.

Selling, General and Administrative

	June 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
SG&A -three months ended	$1,287	$964	$323	34%
Percentage of total net revenue	110%	49%
SG&A -six months ended	$2,358	$2,099	$259	12%
Percentage of total net revenue	94%	65%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The increase for the three and six months ended June 30, 2021 compared with the same period of 2020 was primarily due to increases in legal, consulting and professional services fees. We expect total SG&A expenses to remain relatively consistent for the remainder of 2021.

Interest expense

	June 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Interest expense - three months ended	$—	$54	$(54)	(100)%
Percentage of total net revenue	—	3%
Interest expense - six months ended	$30	$164	$(134)	(82)%
Percentage of total net revenue	1%	5%

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

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2021, we had cash, cash equivalents and investments of $23.1 million and working capital of $19.9 million. We believe that cash generated from our liquidity sources will be sufficient to meet both our short-term and long-term working capital and capital expenditure needs for the foreseeable future.

Net cash used in operating activities was $2.8 million for the first six months of 2021, which primarily resulted from our net loss of $2.6 million, adjusted for a $0.6 million of gains for debt extinguishment, which was partially offset by $0.2 million in net changes in assets and liabilities and non-cash charges of $0.2 million. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $1.2 million for the first six months of 2020, which primarily resulted from our net loss of $2.0 million, which was partially offset by $0.5 million in net changes in assets and liabilities and non-cash charges of $0.2 million of stock-based compensation, depreciation and amortization expenses and $0.1 million of accrued interest.  The changes in assets and liabilities primarily related to the timing of accounts receivable collections, and inventory and other vendor payables and prepayments.

Net cash used in investing activities of $9.6 million for the six months ended June 30, 2021 represented purchases of investments. Net cash provided by investing activities for the six months ended June 30, 2020 was mainly due to the proceeds from maturities of short-term investments of $0.3 million.

Net cash provided by financing activities of $20.0 million for the six months ended June 30, 2021 primarily consisted of $6.8 million and $12.0 million in net proceeds received from the registered direct offerings of our common stock completed in February 2021 and June 2021, respectively, and $4.2 million of proceeds from the exercise of warrants to purchase shares of common stock at a price of $2.40 per share. We used approximately $3 million of these proceeds to repay in full the outstanding balance of the Notes.

Net cash provided by financing activities of $2.2 million for the six months ended June 30, 2020 primarily consisted of $1.6 million in net proceeds received from the sale of common stock in a registered direct offering of securities completed in April 2020 and $0.6 million of proceeds from an unsecured loan under the Paycheck Protection Program.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including:

•	level of revenue;
•	cost, timing and success of technology development efforts, especially for our VAE IP;
•	inventory levels, timing of product shipments and length of billing and collection cycles;

•	variations in manufacturing yields, material lead time and costs and other manufacturing risks;
•	profitability of our business; and
•	costs of acquiring other businesses and integrating the acquired operations.

Working Capital

Our primary need for liquidity is to fund working capital requirements of our business and capital expenditures, as well as for general corporate purposes. We expect our cash expenditures to exceed receipts in 2021, as our revenues will not be sufficient to offset our working capital requirements. During the six months ended June 30, 2021, we completed two registered direct offerings of our common stock that generated net proceeds of approximately $18.8 million. Also, during 2021, we received proceeds of $4.2 million from the exercise of common stock warrants. During the three months ended June 30,2021, we repaid in full the outstanding principal balance of our Notes.  In May 2020, we entered into a Promissory Note with Wells Fargo Bank, N.A. (the Lender) in an aggregate principal amount of approximately $0.6 million (the PPP Note), pursuant to the Paycheck Protection Program (the PPP) under the CARES Act. In March 2021, we applied for forgiveness of the PPP Note under the terms of the PPP, and, in May 2021, we obtained forgiveness of the full amount of the PPP Note from the Lender. As a result of these activities, at June 30, 2021, we had approximately $23.1 million in cash and investments and no debt.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the six months ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with applicable U.S. governmental ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” we are operating in support of essential products and services, subject to limitations and requirements in applicable state and county orders. We have been complying with county and state orders and have implemented a teleworking policy for our employees and contractors and significantly minimized the number of employees who visit our office. Since the outbreak of COVID-19, while we have experienced increased lead times for wafers, substrates and assembly services, and, more recently, shortages, we have experienced minimal impact on our production operations and, to date, have been able to satisfy all customer purchase orders timely. However, a facility closure, work slowdowns or temporary stoppage at one of our manufacturing suppliers could occur, which could have a longer-term impact and could delay our production and ability to conduct business and negatively impact our business, financial condition, operating results and cash flows.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. Although we were able to access the capital markets in connection with our February 2021 and June 2021 registered direct offerings, we may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

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

ITEM 6. Exhibits

(a)	Exhibits

	10.23(1)	First Amendment to Executive Severance and Change-In-Control Policy dated April 28, 2021
	10.24(2)	Form of Securities Purchase Agreement dated June 7, 2021
	31.1*	Rule 13a-14 certification
	31.2*	Rule 13a-14 certification
	32.1**	Section 1350 certification
101*

The following financial information from MoSys, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on August 12, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

	104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	(1)	Incorporated by reference to Exhibit 10.23 to Form 10-Q filed by the Company on May 13, 2021 (Commission File No. 000-32929)
	(2)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 7, 2021 (Commission File No. 000-32929)

*Filed herewith.

**Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2021		MOSYS, INC.

	By:	/s/ Daniel Lewis
Daniel Lewis
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)