Form 10-Q
period 2021-09-30
MoSys, Inc.
filed 2021-11-12
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 8,704,723 as of November 8, 2021.

MOSYS, INC.

FORM 10-Q

September 30, 2021

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,820	$5,889
Short-term investments	8,213	—
Accounts receivable, net	749	701
Inventories	1,153	599
Prepaid expenses and other	694	668
Total current assets	20,629	7,857
Long-term investments	3,203	—
Property and equipment, net	89	121
Right-of-use lease asset, net	155	303
Other	18	17
Total assets	$24,094	$8,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$144	$76
Accrued expenses and other	1,562	1,300
Deferred revenue	162	15
Short-term lease liability	163	201
PPP note payable, current	—	244
Total current liabilities	2,031	1,836
Convertible notes payable	—	3,092
PPP note payable	—	335
Long-term lease liability	—	103
Total liabilities	2,031	5,366
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 8,686 shares and 3,554 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	9	3
Additional paid-in capital	268,967	245,548
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(246,907)	(242,619)
Total stockholders’ equity	22,063	2,932
Total liabilities and stockholders’ equity	$24,094	$8,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenue
Product	$1,210	$1,803	$3,405	$4,550
Royalty and other	127	168	438	649
Total net revenue	1,337	1,971	3,843	5,199
Cost of net revenue	376	677	1,315	1,811
Gross profit	961	1,294	2,528	3,388
Operating expenses
Research and development	1,281	972	3,662	2,918
Selling, general and administrative	1,398	955	3,756	3,054
Total operating expenses	2,679	1,927	7,418	5,972
Loss from operations	(1,718)	(633)	(4,890)	(2,584)
Interest expense	—	(70)	(30)	(181)
Other income (expense), net	4	(4)	632	14
Net loss	(1,714)	(707)	(4,288)	(2,751)
Deemed dividend for warrant exercise price adjustment	—	—	—	(392)
Net loss attributable to common stockholders	$(1,714)	$(707)	$(4,288)	$(3,143)

Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities	(2)	—	(6)	—
Comprehensive loss	$(1,716)	$(707)	$(4,294)	$(2,751)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.20)	$(0.20)	$(0.63)	$(1.03)
Shares used in computing net loss per share
Basic and diluted	8,676	3,546	6,812	3,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2020	3,554	$3	$245,548	$—	$(242,619)	$2,932
Issuance of common stock under stock plan, net	16	—	(2)	—	—	(2)
Exercise of warrants	1,033	1	2,477	—	—	2,478
Issuance of common stock for payment of accrued interest	43	—	140	—	—	140
Sale of common stock, net of placement costs	1,488	2	6,815	—	—	6,817
Stock-based compensation	—	—	68	—	—	68
Unrealized loss on available-for-sale investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(1,369)	(1,369)
Balance as of March 31, 2021	6,134	$6	$255,046	$(1)	$(243,988)	$11,063
Issuance of common stock under stock plan, net	2	—	—	—	—	—
Exercise of warrants	706	1	1,695	—	—	1,696
Sale of common stock, net of placement costs	1,818	1	11,968	—	—	11,969
Stock-based compensation	—	—	97	—	—	97
Unrealized loss on available-for-sale investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(1,205)	(1,205)
Balance as of June 30, 2021	8,660	$8	$268,806	$(4)	$(245,193)	$23,617
Issuance of common stock under stock plan, net	20	—	(3)	—	—	(3)
Exercise of warrants	6	1	14	—	—	15
Stock-based compensation	—	—	150	—	—	150
Unrealized loss on available-for-sale investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(1,714)	(1,714)
Balance as of September 30, 2021	8,686	$9	$268,967	$(6)	$(246,907)	$22,063

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2019	2,179	$2	$243,281	$—	$(238,447)	$4,836
Issuance of common stock for release of awards	20	—	(1)	—	—	(1)
Exercise of pre-funded warrants	116	—	2	—	—	2
Stock-based compensation	—	—	68	—	—	68
Net loss	—	—	—	—	(1,405)	(1,405)
Balance as of March 31, 2020	2,315	$2	$243,350	$—	$(239,852)	$3,500
Issuance of common stock for release of awards	1	—	—	—	—	—
Sale of common stock, net of placement costs	1,218	1	1,618	—	—	1,619
Deemed dividend for warrant exercise price adjustment	—	—	392	—	(392)	—
Stock-based compensation	—	—	66	—	—	66
Net loss	—	—	—	—	(639)	(639)
Balance as of June 30, 2020	3,534	$3	$245,426	$—	$(240,883)	$4,546
Issuance of common stock for release of awards	19	—	(1)	—	—	(1)
Stock-based compensation	—	—	63	—	—	63
Net loss	—	—	—	—	(707)	(707)
Balance as of September 30, 2020	3,553	$3	$245,488	$-	$(241,590)	$3,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,288)	$(2,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	121
Stock-based compensation	315	197
Accrued interest	30	181
Amortization of lease right-of-use asset	147	—
Change in operating lease liability	(141)	(5)
Gain on settlement of convertible notes payable and accrued interest, net	(48)	—
Gain on extinguishment of PPP Note	(579)	—
Changes in assets and liabilities:
Accounts receivable	(48)	385
Inventories	(554)	255
Prepaid expenses and other assets	(26)	174
Accounts payable	68	(138)
Deferred revenue and other liabilities	502	(35)
Net cash used in operating activities	(4,571)	(1,616)
Cash flows from investing activities:
Purchases of property and equipment	(19)	(14)
Proceeds from maturities of short-term investments	1,250	300
Purchases of investments	(12,672)	—
Net cash provided by (used in) investing activities	(11,441)	286
Cash flows from financing activities:
Proceeds from sale of common stock, net	18,786	1,619
Proceeds from exercise of common stock warrants	4,189	2
Repayment of convertible notes payable	(3,027)	—
Proceeds from PPP note	—	579
Taxes paid to net share settle equity awards	(5)	(2)
Net cash provided by financing activities	19,943	2,198
Net increase in cash and cash equivalents	3,931	868
Cash and cash equivalents at beginning of period	5,889	6,053
Cash and cash equivalents at end of period	$9,820	$6,921
Supplemental disclosure:
Issuance of convertible notes in settlement of accrued interest	$—	$234
Settlement of accrued interest through issuance of common shares	$123	$—
Fair value of warrant exercise price adjustment considered as deemed dividend	$—	$392

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

MoSys, Inc. (the Company) was incorporated in California in 1991 and reincorporated in 2000 in Delaware. The Company provides both integrated circuits (ICs) and intellectual property (IP) solutions that enable fast, intelligent data access and decision making for a wide range of markets. The Company’s primary product line is marketed under the Accelerator Engine name and includes the Bandwidth Engine IC products, which integrate the Company’s proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance. In 2020, the Company began offering for license the first of its Virtual Accelerator Engine IP solutions which comprise software, firmware and related IP. The Company’s VAE IP solutions will include multiple function accelerator platform products, which target specific application functions, such as packet classifications, and use a common software interface to allow performance scalability over multiple hardware environments.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. There was no allowance for doubtful accounts at either September 30, 2021 or December 31, 2020.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded no material write-downs of inventory during the nine months ended September 30, 2021 and recorded write-downs of $0.1 million for the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2021, the Company recognized no revenue that had been included in deferred revenue as of December 31, 2020.

See Note 6 for disaggregation of revenue by geography.

Cost of Net Revenue

Cost of net revenue consists primarily of direct and indirect costs of IC product sales and engineering personnel costs directly related to maintenance and support services specified in licensing agreements. Maintenance and support typically includes engineering support to assist in the commencement of production of a licensee’s products.

Warrants

As of September 30, 2021, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	101	$2.40	October 2023

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	September 30,
	2021	2020
Options outstanding to purchase common stock	159	160
Unvested restricted common stock units	94	60
Convertible notes	—	271
Warrants	134	1,879
Total	387	2,370

Note 2: Proposed Arrangement with Peraso Technologies Inc.

On September 14, 2021, the Company and its newly formed subsidiaries, 2864552 Ontario Inc. (Callco) and 2864555 Ontario Inc. (Canco), both corporations existing under the laws of the province of Ontario, entered into an Arrangement Agreement (the Agreement) with Peraso Technologies Inc., a corporation existing under the laws of the province of Ontario (Peraso). Under the Agreement, the Company, indirectly through Canco, is to acquire all of the issued and outstanding common shares of Peraso (Peraso Shares), including those Peraso Shares to be issued in connection with the conversion or exchange of secured convertible debentures of Peraso and common share purchase warrants of Peraso, as applicable, by way of a statutory plan of arrangement (the Arrangement) under the Business Corporations Act (Ontario) (the OBCA), on and subject to the terms and conditions of the Agreement.

The Agreement provides that the Peraso stockholders may elect to receive either shares of the Company’s common stock or shares of the capital stock of Canco (the Exchangeable Shares) in exchange for such holder’s Peraso Shares, in each case based on an exchange ratio (the Exchange Ratio) to be determined based on the number of Peraso Shares and Company’s common stock outstanding as of immediately prior to the effective time of the Arrangement (the “Effective Time”). Pursuant to the terms of the Agreement, at the Effective Time, the Company shall hold an aggregate of 1,815,445 Exchangeable Shares and its common stock (collectively, the Earnout Shares).  Such Earnout Shares shall be escrowed pursuant to the terms of an escrow agreement on a pro rata basis from the aggregate consideration to be received by the Peraso stockholders, subject to the offset by the Company for any losses in accordance with the Agreement. Such Earnout Shares shall be released, subject to any offset claim, upon the satisfaction of the earlier of: (a) any date following the first anniversary of the Effective Time and prior to the third anniversary of the Effective Time where the volume weighted average price of the Common Stock for any 20 trading days within a period of 30 consecutive trading days is at least $8.57 per share, subject to adjustment for stock splits or other similar transaction; (b) the date of any sale of all or substantially all of the assets or shares of the Company; or (c) the date of any bankruptcy, insolvency, restructuring, receivership, administration, wind-up, liquidation, dissolution, or similar event involving the Company.

Following the Effective Time, each Exchangeable Share will be exchangeable by the holder for one share of Common Stock (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeable Shares to be exchanged upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Arrangement. While outstanding, holders of Exchangeable Shares will be entitled to cast votes on matters for which holders of Common Stock are entitled to vote and will be entitled to receive dividends economically equivalent to the dividends declared by the Company with respect to the Common Stock. Eligibility to receive Exchangeable Shares will be subject to certain Canadian residency restrictions and tax statuses.

The Agreement also provides that Peraso stock options, which are exercisable for Peraso Shares, will be replaced with an option to acquire Common Stock to be issued by the Company in consideration for cancellation of the Peraso options and exercisable for shares of Common Stock after the Effective Time, in each case with adjustments based on the Exchange Ratio. The exact number of shares of Common Stock that will be issued pursuant to the Arrangement will be determined at the Effective Time in accordance with the Exchange Ratio.

Immediately following the Effective Time, based on the Exchange Ratio, the former stockholders of Peraso are anticipated to own approximately 61% of the economic and voting interest of the combined company with the Company’s current stockholders holding the remaining 39% economic and voting interest, as calculated on a fully-diluted basis and including the Earnout Shares.

The consummation of the Arrangement is subject to certain closing conditions precedent, including both the Company’s and Peraso’s stockholders approval of the Agreement and transactions contemplated therein; the order of the Ontario Superior Court of Justice (Commercial List) granted pursuant to Section 182(5) of the Business Corporations Act (Ontario); all regulatory approvals; the continuing listing of the Common Stock on Nasdaq; and other customary closing conditions.

The transaction is expected to close in the fourth calendar quarter of 2021 and to be implemented by way of an arrangement under the OBCA. The Agreement provides for customary representations, warranties and covenants, including covenants of each party to (i) subject to certain exceptions, carry on its business in the ordinary course of business consistent with past practice during the period between the execution of the Agreement and the Effective Time and (ii) not solicit any alternate transactions or, subject to certain exceptions, to engage in any discussions or negotiations with respect thereto. Subject to certain terms and conditions, the Agreement may be terminated if the Effective Time does not occur on or before November 30, 2021, subject to certain automatic extensions. The Agreement may also be terminated by either party, if the respective stockholders’ approval is not obtained, in the event of material adverse effect, or a superior proposal in connection with an alternative acquisition. The Agreement subjects the parties to certain termination payment obligations. If the Agreement is terminated because of the failure to obtain stockholders’ approval, the party that failed to obtain such approval will be obligated to pay a fee of $750,000 to the other party. If the Agreement is terminated by either party as a result of obtaining a superior proposal from a third party, breach of non-solicitation covenants of the Agreement, or because either party’s board of directors fails to unanimously recommend to proceed with the Arrangement or withdraws its recommendation, the breaching party will be required to pay a termination fee of $3,500,000.

Note 3: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	September 30, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$9,820	$—	$—	$9,820
Short-term investments	8,216	—	(3)	8,213
Long-term investments	3,206	—	(3)	3,203
	$21,242	$—	$(6)	$21,236

	December 31, 2020
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,889	$—	$—	$5,889

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$7,948	$7,948	$—	$—
Corporate notes and commercial paper (1)	$11,916	$—	$11,916	$—
	$19,864	$7,948	$11,916	$—

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,893	$3,893	$—	$—

(1)   Includes $0.5 million in cash and cash equivalents on the accompanying condensed consolidated balance sheet due to original maturities of less than three months. There were no transfers in or out of Level 1 and Level 2 securities during the nine months ended September 30, 2021 or 2020.

Note 4. Balance Sheet Detail

	September 30,	December 31,
	2021	2020
	(in thousands)
Inventories:
Work-in-process	$707	$414
Finished goods	446	185
	$1,153	$599

Note 5. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2021 or 2020 related to these indemnifications.

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

The Company recognized revenue from shipment of product and licensing of its technologies to customers by geographical location as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
North America	$906	$1,494	$2,825	$4,112
Japan	274	343	548	593
Taiwan	103	93	299	340
Rest of world	54	41	171	154
Total net revenue	$1,337	$1,971	$3,843	$5,199

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Customer A	31%	24%	35%	26%
Customer B	21%	17%	14%	11%
Customer C	20%	11%	25%	*
Customer D	14%	*	*	*

*	Represents less than 10%

Four customers accounted for 88% of accounts receivable as of September 30, 2021. Three customers accounted for 86% of accounts receivable as of December 31, 2020.

Note 7. Income Tax Provision

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2015 to 2020 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2011 to 2020.  As of September 30, 2021, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 8. Stock-Based Compensation

Common Stock Equity Plans

In 2010, the Company adopted the 2010 Equity Incentive Plan and later amended it in 2014, 2017 and 2018 (the Amended 2010 Plan). The Amended 2010 Plan was terminated in August 2019 and remains in effect as to outstanding equity awards granted prior to the date of expiration. As of September 30, 2021, no new awards may be made under the Amended 2010 Plan, and equity awards for approximately 94,224 shares were outstanding.

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

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, as of September 30, 2021, was $0.1 million related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 0.9 years.  The expense related to restricted stock units (RSUs) is generally recognized over a three-year vesting period and is based on the fair value of the underlying stock on the dates of grant.  The unamortized compensation cost, as of September 30, 2021, was $0.4 million related to RSUs and is expected to be recognized as expense over a weighted-average period of approximately 0.7 years.

For the three and nine months ended September 30, 2021 and 2020, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions

There were no stock options granted during the nine months ended September 30, 2021 and 2020.

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

The following table summarizes the activity in the shares available for grant under the Plans during the nine months ended September 30, 2021 (in thousands, except exercise price):

		Options outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of January 1, 2021	81	159	$10.82
RSUs granted	(10)	—	—
Balance as of March 31, 2021	71	159	$10.82
RSUs granted	(59)	—	—
Balance as of June 30, 2021	12	159	$10.82
RSUs granted	—	—	—
Balance as of September 30, 2021	12	159	$10.82

A summary of RSUs activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of January 1, 2021	65	$3.48
Granted	10	$3.25
Vested	(17)	$3.78
Non-vested shares as of March 31, 2021	58	$3.35
Granted	59	$6.70
Vested	(2)	$3.11
Non-vested shares as of June 30, 2021	115	$5.08
Vested	(20)	$3.49
Cancelled	(1)	$4.55
Non-vested shares as of September 30, 2021	94	$5.43

The fair value of the RSUs granted during the nine months ended September 30, 2021 was $0.5 million.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2021 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	143	7.51	$2.62	101	$2.80	$219
$15.00 - $25.59	8	1.99	$15.00	8	$15.00	$—
$25.60 - $143.99	2	2.60	$41.81	2	$41.81	$—
$144.00 - $409.99	5	4.90	$144.00	5	$144.00	$—
$410.00 - $924.00	1	3.44	$430.64	1	$430.64	$—
$1.57 - $924.00	159	7.05	$10.82	117	$13.91	$219

There was no stock options exercised during the nine months ended September 30, 2021 and 2020.

Note 9: Stockholders’ Equity

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

During the nine months ended September 30, 2021, the Company received a total of $4,189,000 of proceeds from the exercise of 1,744,769 warrants to purchase shares of common stock at a price of $2.40 per share.

Note 10. Notes Payable

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

During the nine months ended September 30, 2021 the Company issued 42,672 shares of its common stock valued at $139,964 to the Note holder in settlement of accrued interest of $123,066.  The Company recorded a loss of $16,898 on this payment, which was recorded in other income in the condensed consolidated statements of operation.

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

Note 11. Leases

The Company has one lease, which is the lease for its corporate facility that expires in July 2022, that it accounts for under Accounting Standards Update No. 2016-02. The right-of-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. The discount rate used to measure the lease asset and liability represents the interest rate on the Notes (8%). Lease expense is recognized on a straight-line basis over the lease term, and operating lease expense was approximately $0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. The Company does not have an option to extend the lease term beyond the current extension.

Future minimum payments under the facility operating lease at September 30, 2021 were as follows (in thousands):

Operating
Year ending December 31,	lease
2021	$52
2022	113
Total future lease payments	165
Less: imputed interest	(2)
Present value of lease liabilities	$163

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease	$153	$168
Non-cash activity:
Recognition of additional right-of-use asset and liability upon lease modification	$—	$352

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, risks inherent in our ability to consummate the proposed business combination with Peraso Technologies, Inc., the impacts of COVID-19 on our business, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2021 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 and the risk factors described below under Item 1A of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

Our strategy and primary business objective is to be a profitable, intellectual property-rich, fabless semiconductor company offering integrated circuits, or ICs, and related software, firmware and intellectual property, or IP, that deliver unparalleled memory bandwidth and access rate performance for high-performance data processing in cloud networking, communications, security appliances, video, test and monitoring, and data center systems.  Our solutions deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. Our primary product line is marketed under the Accelerator Engine name and comprises our Bandwidth Engine and Programmable HyperSpeed Engine IC products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.  Our second-generation Bandwidth Engine, or Bandwidth Engine 2, products are expected to be our primary revenue source through at least 2023, and we expect these products to continue to generate significant revenue thereafter.  As we are not developing new IC products, from a product development perspective, we continue to leverage our current technologies and core competencies to expand our product offerings without incurring significant additional R&D expenses. We are developing our Virtual Accelerator Engine, or VAE, IP solutions which consist of software, firmware and other IP available for license. This product line will include multiple function accelerator platform products, which target specific application functions and will use a common software interface to allow performance scalability over multiple hardware environments. These function accelerator platform products are hardware agnostic and operate with or without one of our Accelerator Engine ICs. This software-defined, hardware-accelerated platform architecture utilizes an internally developed graphical memory engine architecture to provide flexible data classification and analysis capability. We believe the technology will generate new opportunities that require less up-front architectural changes by system designers and provide a scalable performance roadmap of options using our Accelerator Engine ICs. Despite our limited new IC product development efforts, we believe our current hardware and software/firmware product portfolio positions us for future growth and profitability.

We incurred net losses of approximately $4.3 million for the nine months ended September 30, 2021 and $3.8 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit of approximately $246.9 million as of September 30, 2021. These and prior year losses have resulted in significant negative cash flows for almost a decade and have necessitated that we raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple offerings of common stock to investors and affiliates, as well as asset sale transactions and one offering of convertible notes.

We may continue to incur operating losses and will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Recent Developments – Proposed Arrangement with Peraso Technologies Inc.

On September 14, 2021, we and our newly formed subsidiaries, 2864552 Ontario Inc. (Callco) and 2864555 Ontario Inc. (Canco), both corporations existing under the laws of the province of Ontario, entered into an Arrangement Agreement (the Agreement) with Peraso Technologies Inc., a corporation existing under the laws of the province of Ontario (Peraso). Under the Agreement, we, indirectly through Canco, are to acquire all of the issued and outstanding common shares of Peraso (Peraso Shares), including those Peraso Shares to be issued in connection with the conversion or exchange of secured convertible debentures of Peraso and common share purchase warrants of Peraso, as applicable, by way of a statutory plan of arrangement (the Arrangement) under the Business Corporations Act (Ontario) (the OBCA), on and subject to the terms and conditions of the Agreement

The Agreement provides that the Peraso stockholders may elect to receive either shares of our common stock  or shares of the capital stock of Canco (the Exchangeable Shares) in exchange for such holder’s Peraso Shares, in each case based on an exchange ratio (the Exchange Ratio) to be determined based on the number of Peraso Shares and shares of our common stock outstanding as of immediately prior to the effective time of the Arrangement (the Effective Time). Pursuant to the terms of the Agreement, at the Effective Time, we shall hold an aggregate of 1,815,445 Exchangeable Shares and Common Stock (collectively, the Earnout Shares). Such Earnout Shares shall be escrowed pursuant to the terms of an escrow agreement on a pro rata basis from the aggregate consideration to be received by the Peraso stockholders, subject to the offset by us for any losses in accordance with the Agreement.  Such Earnout Shares shall be released, subject to any offset claim, upon the satisfaction of the earlier of: (a) any date following the first anniversary of the Effective Time and prior to the third anniversary of the Effective Time where the volume weighted average price of our common stock for any 20 trading days within a period of 30 consecutive trading days is at least $8.57 per share, subject to adjustment for stock splits or other similar transaction; (b) the date of any sale of all or substantially all of the assets or shares of us; or (c) the date of any bankruptcy, insolvency, restructuring, receivership, administration, wind-up, liquidation, dissolution, or similar event involving us.

Following the Effective Time, each Exchangeable Share will be exchangeable by the holder for one share of common stock (subject to customary adjustments for stock splits or other reorganizations). In addition, we may require all outstanding Exchangeable Shares to be exchanged upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Arrangement. While outstanding, holders of Exchangeable Shares will be entitled to cast votes on matters for which holders of our common stock are entitled to vote and will be entitled to receive dividends economically equivalent to the dividends declared by us with respect to our common stock. Eligibility to receive Exchangeable Shares will be subject to certain Canadian residency restrictions and tax statuses.

The Agreement also provides that Peraso stock options, which are exercisable for Peraso Shares, will be replaced with an option to acquire common stock to be issued by us in consideration for cancellation of the Peraso options and exercisable for shares of our common stock after the Effective Time, in each case with adjustments based on the Exchange Ratio. The exact number of shares of common stock that will be issued pursuant to the Arrangement will be determined at the Effective Time in accordance with the Exchange Ratio.

Immediately following the Effective Time, based on the Exchange Ratio, the former stockholders of Peraso are anticipated to own approximately 61% of the economic and voting interest of the combined company with our current stockholders holding the remaining 39% economic and voting interest, as calculated on a fully-diluted basis and including the Earnout Shares.

The consummation of the Arrangement is subject to certain closing conditions precedent, including both our and Peraso’s stockholders approval of the Agreement and transactions contemplated therein; the order of the Ontario Superior Court of Justice (Commercial List) granted pursuant to Section 182(5) of the Business Corporations Act (Ontario); all regulatory approvals; the continuing listing of our common stock on the Nasdaq Capital Market; and other customary closing conditions.

The transaction is expected to close in the fourth calendar quarter of 2021 and to be implemented by way of an arrangement under the OBCA. The Agreement provides for customary representations, warranties and covenants, including covenants of each party to (i) subject to certain exceptions, carry on its business in the ordinary course of business consistent with past practice during the period between the execution of the Agreement and the Effective Time and (ii) not solicit any alternate transactions or, subject to certain exceptions, to engage in any discussions or negotiations with respect thereto. Subject to certain terms and conditions, the Agreement may be terminated if the

Effective Time does not occur on or before November 30, 2021, subject to certain automatic extensions. The Agreement may also be terminated by either party, if the respective stockholders’ approval is not obtained, in the event of material adverse effect, or a superior proposal in connection with an alternative acquisition. The Agreement subjects the parties to certain termination payment obligations. If the Agreement is terminated because of the failure to obtain stockholders’ approval, the party that failed to obtain such approval will be obligated to pay a fee of $750,000 to the other party. If the Agreement is terminated by either party as a result of obtaining a superior proposal from a third party, breach of non-solicitation covenants of the Agreement, or because either party’s board of directors fails to unanimously recommend to proceed with the Arrangement or withdraws its recommendation, the breaching party will be required to pay a termination fee of $3,500,000.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. During the nine months ended September 30, 2021, we were able to raise additional capital and make full repayment of our convertible notes payable (see discussion below under Liquidity and in Notes 8 and 9 to the condensed consolidated financial statements included in Part I, Item I of this Form 10-Q), however, if we need to raise additional capital to support operations in the future, we may be unable to access the capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	September 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Product -three months ended	$1,210	$1,803	$(593)	(33)%
Percentage of total net revenue	91%	91%
Product -nine months ended	$3,405	$4,550	$(1,145)	(25)%
Percentage of total net revenue	89%	88%

Product revenue decreased for the three and nine months ended September 30, 2021 compared with the same period of 2020 primarily due to lower sales of our Bandwidth Engine 2 and LineSpeed IC products.

	September 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Royalty and other -three months ended	$127	$168	$(41)	(24)%
Percentage of total net revenue	9%	9%
Royalty and other -nine months ended	$438	$649	$(211)	(33)%
Percentage of total net revenue	11%	12%

Royalty and other includes license, royalty and related revenues generated from licensing agreements. The decrease in royalty and other revenue for the three months ended September 30, 2021 compared with the same period of 2020 was due to a decrease in legacy royalty revenues. The decrease in royalty and other revenue for the nine months ended September 30, 2021 compared with the same period of 2020 was due to a decrease in royalty revenues and $0.1 million of non-recurring license revenues recognized during the three months ended June 30, 2020.

Cost of Net Revenue and Gross Profit

	September 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$376	$677	$(301)	(44)%
Percentage of total net revenue	28%	34%
Cost of net revenue -nine months ended	$1,315	$1,811	$(496)	(27)%
Percentage of total net revenue	34%	35%

	September 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Gross profit -three months ended	$961	$1,294	$(333)	(26)%
Percentage of total net revenue	72%	66%
Gross profit -nine months ended	$2,528	$3,388	$(860)	(25)%
Percentage of total net revenue	66%	65%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our IC products.

Cost of net revenue decreased for the three and nine months ended September 30, 2021 when compared with the same periods in 2020, primarily due to decreased shipment volumes of our LineSpeed and Bandwidth Engine IC products.

Gross profit decreased for the three and nine months ended September 30, 2021 compared with the same period of 2020 due to the decrease in gross profit attributable to the decreases in revenues.

 Research and Development

	September 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Research and development -three months ended	$1,281	$972	$309	32%
Percentage of total net revenue	96%	49%
Research and development -nine months ended	$3,662	$2,918	$744	25%
Percentage of total net revenue	95%	56%

Our research and development expenses include costs related to the development of our IC products and VAE IP. We expense research and development costs as they are incurred.

The increase for the three and nine months ended September 30, 2021 compared with the same period of 2020 was primarily due to increases in personnel costs due to headcount increases and increases in consulting costs for development of our VAE IP. We expect that total research and development expenses will increase in 2021 compared with 2020 as we incur increased development costs for our VAE IP.

Selling, General and Administrative

	September 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
SG&A -three months ended	$1,398	$955	$443	46%
Percentage of total net revenue	105%	48%
SG&A -nine months ended	$3,756	$3,054	$702	23%
Percentage of total net revenue	98%	59%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The increase for the three and nine months ended September 30, 2021 compared with the same period of 2020 was primarily due to increases in transaction costs related to the Arrangement with Peraso. Transaction costs incurred in connection with the Arrangement were $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, respectively. We expect total SG&A expenses to remain relatively consistent for the remainder of 2021.

Interest expense

	September 30,		Change
	2021	2020	2020 to 2021
	(dollar amounts in thousands)
Interest expense - three months ended	$—	$54	$(54)	(100)%
Percentage of total net revenue	—	3%
Interest expense - nine months ended	$30	$164	$(134)	(82)%
Percentage of total net revenue	1%	3%

Interest expense consisted of interest expense on our senior secured convertible notes (the Notes).  As of March 31, 2021, we had repaid the full remaining principal amount of the Notes and accrued interest.  We do not expect to incur interest expense during the remainder of 2021. See Note 10 to the condensed consolidated financial statements included in this report for additional disclosure.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2021, we had cash, cash equivalents and investments of $21.2 million and working capital of $18.6 million. We believe that cash generated from our liquidity sources will be sufficient to meet both our short-term and long-term working capital and capital expenditure needs for the foreseeable future.

Net cash used in operating activities was $4.6 million for the first nine months of 2021, which primarily resulted from our net loss of $4.3 million, adjusted for a $0.6 million of gains for debt extinguishment and $0.1 million in net changes in assets and liabilities, which was partially offset by non-cash charges of $0.4 million. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $1.6 million for the first nine months of 2020, which primarily resulted from our net loss of $2.8 million, which was partially offset by $0.7 million in net changes in assets and liabilities and non-cash charges of $0.2 million of stock-based compensation, depreciation and amortization expenses and $0.2 million of accrued interest.  The changes in assets and liabilities primarily related to the timing of accounts receivable collections, and inventory and other vendor payables and prepayments.

Net cash used in investing activities of $11.4 million for the nine months ended September 30, 2021 represented $12.7 million in purchases of short and long-term investments, partially offset by $1.3 million in proceeds from maturities of short-term investments. Net cash provided by investing activities for the nine months ended September 30, 2020 was mainly due to the proceeds from maturities of short-term investments of $0.3 million.

Net cash provided by financing activities of $19.9 million for the nine months ended September 30, 2021 primarily consisted of $6.8 million and $12.0 million in net proceeds received from the registered direct offerings of our common stock completed in February 2021 and June 2021, respectively, and $4.2 million of proceeds from the exercise of warrants to purchase shares of common stock at a price of $2.40 per share. We used approximately $3 million of these proceeds to repay in full the outstanding balance of the Notes.

Net cash provided by financing activities of $2.2 million for the nine months ended September 30, 2020 primarily consisted of $1.6 million in net proceeds received from the sale of common stock in a registered direct offering of securities completed in April 2020 and $0.6 million of proceeds from an unsecured loan under the Paycheck Protection Program.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including:

•	level of revenue;
•	cost, timing and success of technology development efforts, especially for our VAE IP;
•	inventory levels, timing of product shipments and length of billing and collection cycles;

•	variations in manufacturing yields, material lead time and costs and other manufacturing risks;
•	profitability of our business;
•	impacts of our proposed Arrangement with Peraso; and
•	costs of acquiring other businesses and integrating the acquired operations.

Working Capital

Our primary need for liquidity is to fund working capital requirements of our business and capital expenditures, as well as for general corporate purposes. We expect our cash expenditures to exceed receipts in 2021, as our revenues will not be sufficient to offset our working capital requirements. During the nine months ended September 30, 2021, we completed two registered direct offerings of our common stock that generated net proceeds of approximately $18.8 million. Also, during 2021, we received proceeds of $4.2 million from the exercise of common stock warrants. During the three months ended March 31, 2021, we repaid in full the outstanding principal balance of our Notes. In May 2020, we entered into a Promissory Note with Wells Fargo Bank, N.A. (the Lender) in an aggregate principal amount of approximately $0.6 million (the PPP Note), pursuant to the Paycheck Protection Program (the PPP) under the CARES Act. In March 2021, we applied for forgiveness of the PPP Note under the terms of the PPP, and, in May 2021, we obtained forgiveness of the full amount of the PPP Note from the Lender. As a result of these activities, at September 30, 2021, we had approximately $21.2 million in cash and investments and no debt.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the nine months ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our planned Arrangement with Peraso in accordance with the terms of Agreement as well as the Agreement itself presents considerable uncertainties and risks, including:

•	Our ability to obtain stockholder approval for the Agreement and related proposals necessary to effect the Arrangement;
•	The ability of the combined company to successfully maintain a Nasdaq Capital Market listing;
•	The ability of the combined company to successfully access the capital markets and operate profitably;
•	Conditions to the closing of the Agreement may not be satisfied or the Arrangement may involve unexpected costs, liabilities or delays;
•

The occurrence of any other risks to consummation of the Arrangement, including the risk that the Arrangement will not be consummated within the expected time period or any event, change or other circumstances that could give rise to the termination of the Agreement;

•	Risks that the Arrangement disrupts our current plans and operations or that our business or stock price may suffer as a result of uncertainty surrounding the Arrangement; and
•	We and/or the combined company may be adversely affected by other economic, business, or competitive factors.

Furthermore, there can be no assurance that regulators, including foreign regulatory authorities will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Arrangement or imposing additional material costs on or materially limiting the revenues of the combined company following the Arrangement. In addition, we can provide no assurance that any such conditions, obligations or restrictions will not result in the delay or abandonment of the Arrangement.For additional information on the risks associated with our proposed Arrangement with Peraso please review the risks beginning on page 49 of the definitive proxy statement filed with the Securities and Exchange Commission on October 18, 2021, which risks are incorporated by reference herein and included as Exhibit 99.1 to this report.

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

ITEM 6. Exhibits

(a)	Exhibits

	2.1 (1)	Arrangement Agreement with Peraso Technologies, Inc.
	2.2 (2)	First Amending Agreement dated October 21, 2021
	10.1*	Waiver Letter dated August 2, 2021
	10.2 (3)	Form of Peraso Technologies, Inc. Voting Agreement
	10.3 (4)	Form of MoSys, Inc. Voting Agreement
	31.1*	Rule 13a-14 certification
	31.2*	Rule 13a-14 certification
	32.1**	Section 1350 certifications
	99.1*	Risk factors in connection with the Arrangement
101*

The following financial information from MoSys, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 12, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

	104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	(1)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on September 15, 2021 (Commission File No. 000-32929)
	(2)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on October 22, 2021 (Commission File No. 000-32929)
	(3)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on September 15, 2021 (Commission File No. 000-32929)
	(4)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on September 15, 2021 (Commission File No. 000-32929)

*Filed herewith.

**Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2021		MOSYS, INC.

	By:	/s/ Daniel Lewis
Daniel Lewis
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James W. Sullivan
James W. Sullivan
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)