Form 10-Q
period 2022-03-31
Peraso Inc.
filed 2022-05-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 21,607,633 as of May 9, 2022.

PERASO INC.

FORM 10-Q

March 31, 2022

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,791	$5,893
Short-term investments	5,993	9,267
Accounts receivable, net	2,106	2,436
Inventories	4,521	3,824
Tax credits and receivables	1,117	1,099
Prepaid expenses and other	1,333	1,159
Total current assets	18,861	23,678

Long-term investments	2,399	2,928
Property and equipment, net	2,042	2,349
Intangible assets, net	7,852	8,355
Goodwill	9,946	9,946
Right-of-use lease asset, net	770	617
Other	78	78
Total assets	$41,948	$47,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,941	$1,937
Accrued expenses and other	2,373	2,903
Deferred revenue	361	375
Short-term lease liability	422	379
Total current liabilities	5,097	5,594

Long-term lease liability	411	288
Total liabilities	5,508	5,882

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 21,588 shares and 21,579 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	160,408	159,246
Accumulated other comprehensive loss	(37)	—
Accumulated deficit	(123,953)	(117,199)
Total stockholders’ equity	36,440	42,069
Total liabilities and stockholders’ equity	$41,948	$47,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Net revenue
Product	$3,204	$1,051
Royalty and other	199	50
Total net revenue	3,403	1,101
Cost of net revenue	1,590	619
Gross profit	1,813	482
Operating expenses
Research and development	6,003	2,787
Selling, general and administrative	2,546	1,307
Total operating expenses	8,549	4,094
Loss from operations	(6,736)	(3,612)
Interest expense	—	(513)
Other expense, net	(18)	(32)
Net loss	$(6,754)	$(4,157)

Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities	(37)	—
Comprehensive loss	$(6,791)	$(4,157)

Net loss per share
Basic and diluted	$(0.34)	$(0.79)
Shares used in computing net loss per share
Basic and diluted	19,769	5,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2021	21,579	$22	$159,246	$—	$(117,199)	$42,069
Issuance of common stock under stock plan, net	9	—	(9)	—	—	(9)
Stock-based compensation	—	—	1,171	—	—	1,171
Unrealized loss on available-for-sale securities	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(6,754)	(6,754)
Balance as of March 31, 2022	21,588	$22	$160,408	$(37)	$(123,953)	$36,440

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2020	5,241	$5	$102,361	$—	$(106,287)	$(3,921)
Stock-based compensation	—	—	1,177	—	—	1,177
Net loss	—	—	—	—	(4,157)	(4,157)
Balance as of March 31, 2021	5,241	$5	$103,538	$—	$(110,444)	$(6,901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,754)	$(4,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	776	277
Stock-based compensation	1,171	1,177
Change in fair value of warrant liability	—	39
Amortization of debt discount	—	348
Accrued interest expense	—	165
Amortization of lease right-of-use assets	121	60
Change in operating lease liabilities	(107)	(58)
Other	152	9
Changes in assets and liabilities:
Accounts receivable	331	688
Inventories	(698)	155
Tax credits and receivables	(17)	(246)
Prepaid expenses and other assets	(175)	121
Accounts payable	4	133
Deferred revenue and other liabilities	(544)	37
Net cash used in operating activities	(5,740)	(1,252)
Cash flows from investing activities:
Purchases of property and equipment	(76)	(9)
Purchases of intangible assets	(20)	—
Proceeds from maturities of marketable securities	4,240	—
Purchases of marketable securities and investments	(497)	—
Net cash provided by (used in) investing activities	3,647	(9)
Cash flows from financing activities:
Taxes paid to net share settle equity awards	(9)	—
Net proceeds from loan facility	—	552
Net cash provided by (used in) financing activities	(9)	552
Net decrease in cash and cash equivalents	(2,102)	(709)
Cash and cash equivalents at beginning of period	5,893	1,711
Cash and cash equivalents at end of period	$3,791	$1,002
Supplemental disclosure:
Recognition of right-of-use asset and lease liability	$274	$—
Unrealized loss on securities	$37	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

Peraso Inc., formerly known as MoSys, Inc. (the Company), was incorporated in California in 1991 and reincorporated in 2000 in Delaware. The Company is a fabless semiconductor company specializing in the development of mmWave technology, including 60GHz and 5G products, and derives revenue from selling semiconductor devices, licensing of intellectual property (IP) and performance of non-recurring engineering services (NRE). The Company also manufactures and sells memory semiconductor devices that enable fast, intelligent data access and decision making for a wide range of markets.

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

For accounting purposes, the legal subsidiary, Peraso Tech, has been treated as the accounting acquirer and the Company, the legal parent, has been treated as the accounting acquiree. The transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805). Accordingly, these condensed consolidated financial statements are a continuation of Peraso Tech’s consolidated financial statements prior to December 17, 2021 and exclude the statements of operations and comprehensive loss, statement of stockholders’ equity (deficit) and statements of cash flows of the Company prior to December 17, 2021. See Note 2 for additional disclosure.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future period.

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

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in the value judged to be other-than-temporary are included in the other income, net line item in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was zero as of March 31, 2022 and approximately $61,000 as of December 31, 2021.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded write-downs of inventory of approximately $114,000 during the three months ended March 31, 2022, and recorded no write-downs of inventory during the three months ended March 31, 2021.

Tax Credits and Receivables

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, as a Canadian Controlled Private Corporation (CCPC), the Company is also a part of the Scientific Research and Experimental Development (SR&ED) Program, which uses tax incentives to encourage Canadian businesses of all sizes and in all sectors to conduct research and development (R&D) in Canada. As a part of the program, the Company may be entitled to a receivable in the form of tax credit or incentive. The Company records refundable tax credits as a reduction of expense and receivable when the Company can reasonably estimate the amounts and it is more likely than not, they will be received.

A government refund or subsidy that is compensation for expenses or losses already incurred, or for which there are no future related costs, is recognized in the statement of operations in the period in which it becomes receivable.

As of December 17, 2021, Peraso Tech ceased to be a CCPC and is no longer eligible for the expenditure refund program. However, it is eligible for a tax credit of 15% on qualified SR&ED expenditures.  Unused tax credits can be carried back three years or forward for 20 years

Intangible and Long-lived Assets

Intangible assets are recorded at cost and amortized on a straight-line method over their estimated useful lives of three to ten years. The Company regularly reviews the carrying value and estimated lives of its long-lived assets and finite-lived intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the long-lived asset group over the asset’s fair value.

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

Leases

ASC No. 842, Leases (ASC 842) requires an entity to recognize a right-of-use asset and a lease liability for all leases with terms longer than 12 months. The Company adopted ASC 842 utilizing the modified retrospective transition method. The Company elected the practical expedient afforded in ASC 842 in which the Company did not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of its existing leases.

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

License and other

The Company’s licensing contracts typically provide for royalties based on the licensee’s use of the Company’s memory technology in its currently shipping commercial products. The Company estimates its royalty revenue in the calendar quarter in which the licensee uses the licensed technology.  Payments are received in the subsequent quarter. The Company also generates revenue from licensing its technology. The Company recognizes license fees as revenue at the point of time when the control of the license has been transferred and the Company has no continuing performance obligations to the customer.

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

During the three months ended March 31, 2022, the Company recognized approximately $15,000 of revenue that had been included in deferred revenue as of December 31, 2021.

See Note 6 for disaggregation of revenue by geography.

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

During the three months ended March 31, 2021, the Company recognized payroll subsidies of $425,525 as a reduction in the associated wage costs and rent subsidies of $77,780 as a reduction of operating expenses in the condensed consolidated statement of operations.

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

Per Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options, vesting of stock awards and exercise of warrants.

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	March 31,
	2022	2021
Escrow shares	1,815	—
Options to purchase common stock	1,545	1,042
Unvested restricted common stock units	75	—
Convertible debt	—	3,272
Warrants	134	375
Total	3,569	4,689

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

In August 2020, the FASB issued ASU No. 2020-06 (ASU 2020-06), Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that: i) are not clearly and closely related to the host contract, ii) meet the definition of a derivative, and iii) do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The ASU also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company January 1, 2024, and early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company is currently evaluating what effect(s) the adoption of ASU 2020-06 may have on its financial statements, but the Company does not believe the impact of the ASU will be material to its financial position, results of operations and cash flows. The effect will largely depend on the composition and terms of the Company’s financial instruments at the time of adoption.

Note 2: Business Combination

Arrangement

As discussed in Note 1, on September 14, 2021, the Company and its newly formed subsidiaries Callco and Canco entered into the Arrangement Agreement with Peraso Tech.

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

 The following table summarizes the final allocation of the purchase price to the net assets acquired based on the respective fair value of the acquired assets and assumed liabilities of the accounting acquiree, which is the Company.

December 31,
2021
Assets:	(in thousands)
Cash, cash equivalents and investments	$19,064
Other current assets	2,558
Other assets	833
Intangibles
Developed technology	5,726
Customer relationships	2,556
8,282
Goodwill	9,946
Liabilities:
Current liabilities	3,056
$37,627

Unaudited proforma results of operations for the three months ended March 31, 2021 are included below as if the business combination occurred on January 1, 2021.  This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Peraso Tech been acquired at the beginning of 2021, nor does it purport to represent results of operations for any future periods.

Three Months Ended
March 31, 2021
(in thousands)
Revenue	$2,439
Net loss	$(5,526)

Note 3: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	March 31, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,791	$—	$—	$3,791
Short-term investments	6,001	—	(8)	5,993
Long-term investments	2,428	—	(29)	2,399
	$12,220	$—	$(37)	$12,183

	December 31, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,893	$—	$—	$5,893
Short-term investments	9,276	—	(9)	9,267
Long-term investments	2,935	—	(7)	2,928
	$18,104	$—	$(16)	$18,088

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	March 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$41	$41	$—	$—
Corporate notes and commercial paper	$8,392	$—	$8,392	$—
	$8,433	$41	$8,392	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,159	$1,159	$—	$—
Corporate notes and commercial paper	$12,195	$—	$12,195	$—

There were no transfers in or out of Level 1 and Level 2 securities during the three months ended March 31, 2022 or December 31, 2021.

Note 4. Balance Sheet Detail

	March 31,	December 31,
	2022	2021
	(in thousands)
Inventories:
Raw materials	$1,408	$879
Work-in-process	2,327	2,170
Finished goods	786	775
	$4,521	$3,824

Note 5. Commitments and Contingencies

Leases

The Company has three facility leases that it accounts for under ASC 842, and these include the operating leases for its corporate facility in San Jose, California, and facilities in Toronto and Waterloo, Ontario, Canada. The San Jose lease expires in July 2022, and the Waterloo and Toronto leases expire in September 2022 and December 2023, respectively. On March 1, 2022 the Company entered into a 36 month finance lease agreement for the lease of equipment resulting in the recognition of a right-of-use asset and lease liability on the balance sheet of approximately $274,000.

The right-to-use assets and corresponding liabilities for the facility leases were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities were 8%. Lease expense is recognized on a straight-line basis over the lease term.

Future minimum payments under the leases at March 31, 2022 are listed in the table below (in thousands):

Three Months Ended
March 31,
2022
Right-of-use assets:
Operating leases	$496
Finance lease	274
Total right-of-use assets	$770
Lease liabilities:
Operating leases	$559
Finance lease	274
Total lease liabilities	$833

Operating
Year ending December 31,	leases
2022	$292
2023	305
Total future lease payments	597
Less: imputed interest	(38)
Present value of lease liabilities	$559

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$129	$71

Rent expense was approximately $0.1 million for each of the three month periods ended March 31, 2022 and 2021. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three months ended March 31, 2022 and 2021.

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

Note 6. Business Segments, Concentration of Credit Risk and Significant Customers

The Company determined its reporting units in accordance with ASC 280, Segment Reporting (ASC 280). Management evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

Management has determined that the Company has one consolidated operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

The Company recognized revenue from shipments of product, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
North America	$2,375	$55
Hong Kong	290	475
Taiwan	312	565
Japan	293	—
Rest of world	133	6
Total net revenue	$3,403	$1,101

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended
	March 31,
	2022	2021
Customer A	37%	*
Customer B	24%	*
Customer C	*	41%
Customer D	*	51%

*	Represents less than 10%

Three customers accounted for 67% of accounts receivable as of March 31, 2022. Three customers accounted for 96% of accounts receivable as of December 31, 2021.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2015 to 2020 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2011 to 2020.  As of March 31, 2022, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

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

In connection with the Arrangement, the Company assumed the Peraso Technologies Inc. 2009 Share Option Plan (the 2009 Plan) and all outstanding options granted pursuant to the terms of the 2009 Plan. Each outstanding, unexercised and unexpired option under the 2009 Plan, whether vested or unvested, was assumed by the Company and converted into options to purchase shares of the Company’s common stock and became exercisable by the holder of such option in accordance with its terms, with (i) the number of shares of common stock subject to each option multiplied by the Exchange Ratio and (ii) the per share exercise price upon the exercise of each option divided by the Exchange Ratio. In connection with the Arrangement, no further awards will be made under the 2009 Plan.

The 2009 Plan, the Amended 2010 Plan and the 2019 Plan are referred to collectively as the “Plans.”

Stock-Based Compensation Expense

At March 31, 2022, the unamortized compensation cost was approximately $11.4 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 3 years. The unamortized compensation cost, at March 31, 2022, was $0.2 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 1.6 years.

For the three months ended March 31, 2022 and 2021, there were no excess tax benefits associated with the exercise of stock options due to the Company’s historical loss positions.

Valuation Assumptions and Expense Information for Stock-Based Compensation

There were no stock options granted or exercised during the three months ended March 31, 2022 and 2021.

Common Stock Options and Restricted Stock

The term of all incentive stock options granted to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years. The exercise price of stock options granted under the 2019 Plan must be at least equal to the fair market value of the shares on the date of grant.  Generally, options granted under the 2019 Plan will vest over a three to four-year period and have a term of 10 years from the date of grant.  In addition, the 2019 Plan provides for automatic acceleration of vesting for options granted to non-employee directors upon a change of control (as defined in the 2019 Plan) of the Company.

The following table summarizes the activity in the shares available for grant under the Plans during the three months ended March 31, 2022 (in thousands, except exercise price):

	Options Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Prices
Balance as of December 31, 2021	1,558	$3.49
Options cancelled	(13)	$10.98
Balance as of March 31, 2022	1,545	$3.43

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2021	88	$4.84
Vested	(13)	$3.70
Non-vested shares as of March 31, 2022	75	$5.67

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2022 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	1,534	8.18	$2.65	621	$2.50	$84
$15.00 - $25.59	4	1.49	$15.00	4	$15.00	$—
$25.60 - $143.99	1	2.42	$50.00	1	$50.00	$—
$144.00 - $409.99	5	4.40	$144.00	5	$144.00	$—
$410.00 - $924.00	1	3.00	$410.00	1	$410.00	$—
$1.57 - $924.00	1,545	8.15	$3.43	632	$4.42	$84

Note 9. Equity

Warrants

As of March 31, 2022, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	101	$2.40	October 2023

Note 10. Debt

Loan Facilities

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

The first, second and third draws, including interest of $136,900 (CDN$174,417), were repaid through proceeds from the Company’s tax credit refund of $1,093,230 (CDN$1,392,831) and the balance of $184,558 (CDN$ 235,132) was paid from the fourth draw.  The remaining loan balance, including interest, of $816,964 (CDN$1,044,177) was repaid on December 16, 2021.

Interest expense of $513,438 for the three months ended March 31, 2021 consisted of, i) $348,134 of amortization of debt discount and $120,950 of interest expense on the convertible debt and ii) $44,354 of interest expense on the SRED financing.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising effort., the impacts of COVID-19 on our business, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and the risk factors described below under Item 1A of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Overview

We were formerly known as MoSys, Inc. (MoSys) and were incorporated in California in 1991 and reincorporated in Delaware in 2000. On September 14, 2021, we and our subsidiaries, 2864552 Ontario Inc. and 2864555 Ontario Inc., entered into an Arrangement Agreement (the Arrangement Agreement) with Peraso Technologies Inc. (Peraso Tech), a corporation existing under the laws of the province of Ontario, to acquire all of the issued and outstanding common shares of Peraso Tech (the Peraso Shares), including those Peraso Shares to be issued in connection with the conversion or exchange of secured convertible debentures and common share purchase warrants of Peraso Tech, as applicable, by way of a statutory plan of arrangement (the Arrangement) under the Business Corporations Act (Ontario). On December 17, 2021, following the satisfaction of the closing conditions set forth in the Arrangement Agreement, the Arrangement was completed and the Company changed its name to “Peraso Inc.” and began trading on the Nasdaq Stock Market under the symbol “PRSO.”

For accounting purposes, the legal subsidiary, Peraso Tech, has been treated as the accounting acquirer and we, the legal parent, have been treated as the accounting acquiree. The transaction has been accounted for as a reverse acquisition in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805). Accordingly, the financial condition and results of operations discussed herein are a continuation of Peraso Tech’s financial results prior to December 17, 2021 and exclude the financial results of us prior to December 17, 2021. See Note 2 to the condensed consolidated financial statements for additional disclosure.

Our strategy and primary business objective is to be a profitable, IP-rich fabless semiconductor company offering integrated circuits (ICs), modules and related non-recurring engineering services. We specialize in the development of mmWave semiconductors, primarily in the 60 GHz spectrum band for 802.11ad/ay compliant devices and in the 28/39 GHz spectrum bands for 5G-compliant devices. We derive our revenue from selling semiconductor devices, as well as modules based on using those mmWave semiconductor devices. We have pioneered a high-volume mmWave production test methodology using standard low cost production test equipment. It has taken us several years to refine performance of this production test methodology, and we believe this places us in a leadership position in addressing operational challenges of delivering mmWave products into high-volume markets. During 2021, we augmented our business model and began selling complete mmWave modules. The primary advantage provided by a module is the silicon and the antenna are integrated into a single device. A differentiating characteristic of mmWave technology is that the radio frequency amplifiers must be as close as possible to the antenna to minimize loss, and, by providing a module, we can guarantee the performance of the amplifier/antenna interface.

We also acquired a memory product line, marketed under the Accelerator Engine name and that comprises our Bandwidth Engine and Programmable HyperSpeed Engine IC products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.  As we are not developing new memory products, from a product development perspective, we continue to leverage our current technologies and core competencies to expand our product offerings without incurring significant additional research and development (R&D) expenses.

We incurred net losses of approximately $6.8 million for the three months ended March 31, 2022 and $10.8 million for the year ended December 31, 2021 and had an accumulated deficit of approximately $124.0 million as of March 31, 2022. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital during this period.

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

Since March 2020, certain jurisdictions in which we operate have issued ’shelter-in-place” orders. We have complied with these orders and, when such orders were in place, minimized business activities at our facilities. We have implemented a teleworking policy for our employees and contractors to reduce on-site activity.

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

License and other

Our licensing contracts typically provide for royalties based on the licensee’s use of our memory technology in its currently shipping commercial products. We estimate its royalty revenue in the calendar quarter in which the licensee uses the licensed technology.  Payments are received in the subsequent quarter. We also generate revenue from licensing our technology. We recognize license fees as revenue at the point of time when the control of the license has been transferred and we have no continuing performance obligations to the customer.

Engineering services revenue

Engineering and development contracts with customers generally contain a single performance obligation that is delivered over time. Revenue is recognized using an output method that is consistent with the satisfaction of the performance obligation as a measure of progress.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	March 31,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Product -three months ended	$3,204	$1,051	$2,153	205%
Percentage of total net revenue	94%	95%

Product revenue increased for the three months ended March 31, 2022 compared with the same period of 2021 primarily due to a full quarter contribution of revenues from our memory IC products and increased shipments of our mmWave module products. We commenced selling our module products in the second quarter of 2021. We expect revenues to increase in 2022, as we expect increased sales of our mmWave products and full-year contribution of revenues from our memory products.

	March 31,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
License and other -three months ended	$199	$50	$149	298%
Percentage of total net revenue	6%	5%

License and other includes royalty, non-recurring engineering (NRE), services and licenses revenues. The increase in license and other revenue for the three months ended March 31, 2022 compared with the same period of 2021 was primarily due to a full quarter contribution of royalty revenues from licensees of our memory technology.

Cost of Net Revenue and Gross Profit

	March 31,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$1,590	$619	$971	157%
Percentage of total net revenue	47%	56%

	March 31,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Gross profit -three months ended	$1,813	$482	$1,331	276%
Percentage of total net revenue	53%	44%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products.

Cost of net revenue increased for the three months ended March 31, 2022 when compared with the same period in 2021, primarily due to increased shipment volumes of our LineSpeed and Bandwidth Engine IC and mmWave module products. Our module products have higher cost of goods sold per unit and generate lower gross profit margin than our IC products.

Gross profit decreased for the three months ended March 31, 2022 compared with the same period of 2021 due to the increased product shipments.

 Research and Development

	March 31,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
R&D -three months ended	$6,003	$2,787	$3,216	115%
Percentage of total net revenue	176%	253%

Our R&D expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The increase for the three months ended March 31, 2022 compared with the same period of 2021 was primarily due to the inclusion of a full quarter of expenses related to the former operations of MoSys, amortization of intangible assets in the first quarter of 2022 and recognition of government wage and rent subsidies in the first quarter of 2021 that reduced operating expenses. We expect that total research and development expenses will increase in 2022 compared with 2021, as we will include the operations of MoSys and increase development of our mmWave products and technologies. In addition, we do not expect to receive any government subsidies in 2022 that would reduce our expenses.

Selling, General and Administrative

	March 31,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
SG&A -three months ended	$2,546	$1,307	$1,239	95%
Percentage of total net revenue	75%	119%

Selling, general and administrative (SG&A), expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The increase for the three months ended March 31, 2022 compared with the same period of 2021 was primarily due to the inclusion of a full quarter of expenses related to the former operations of MoSys.

Interest expense

Interest expense incurred during the quarter ended March 31, 2021 related to our loans payable, which were repaid during 2021.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2022, we had cash, cash equivalents and investments of $12.2 million and working capital of $13.7 million. We believe that cash generated from our liquidity sources will be sufficient to meet both our short-term and long-term working capital and capital expenditure needs for at least the next twelve months.

Net cash used in operating activities was $5.7 million for the first three months of 2022, which primarily resulted from our net loss of $6.8 million and $1.0 million in net changes in assets and liabilities, partially offset by non-cash charges of $0.8 million of depreciation and amortization, $1.2 million of stock based compensation and a $0.1 million loss on disposal of property and equipment. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $1.3 million for the first three months of 2021, which primarily resulted from our net loss of $4.2 million, which was partially offset by $0.9 million in net changes in assets and liabilities and non-cash charges of $1.2 million of stock-based compensation, $0.3 million of depreciation and amortization expenses, $0.3 million amortization of debt discount and $0.2 million of accrued interest.  The changes in assets and liabilities primarily related to the timing of accounts receivable collections and other vendor payables and prepayments.

Net cash provided by investing activities of $3.6 million for the three months ended March 31, 2022 represented $4.2 million in proceeds from maturities of short-term investments, partially offset by $0.5 million purchases of short and long-term investments and $0.1 million of purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2021 represented approximately $9,000 of purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2022 consisted of taxes paid to net share settle equity awards.

Net cash provided by financing activities for the three months ended March 31, 2021 consisted of net proceeds received from an unsecured loan.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including:

•	level of revenue;
•	cost, timing and success of technology development efforts;
•	inventory levels, timing of product shipments and length of billing and collection cycles;
•	fabrication costs, including mask costs, of our ICs, currently under development:
•	variations in manufacturing yields, material lead time and costs and other manufacturing risks;
•	costs of acquiring other businesses and integrating the acquired operations; and
•	profitability of our business.

Working Capital

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes. We expect our cash expenditures to exceed receipts in 2022, as we do not expect our revenues will be sufficient to offset our working capital requirements. We incurred a net loss of approximately $6.8 million for the three months ended March 31, 2022 and had an accumulated deficit of approximately $124.0 million as of March 31, 2022.  These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital during this period. To date, we have primarily financed our operations through multiple equity offerings, issuances of convertible debentures, utilization of loan facilities and government subsidies and credits. However, there can be no assurance that our capital is sufficient to fund operations until such time as we begin to achieve positive cash flows. We have an effective shelf registration statement under which we could sell additional securities without advance notice.

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

Our failure to do any of these things could seriously harm our ability to execute our business strategy and may force us to curtail our existing operations or R&D plans.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a discussion of recent accounting policies.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. There have been no material changes with respect to the risk factors disclosed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on March 31, 2022.

ITEM 6. Exhibits

(a)	Exhibits
	31.1*	Rule 13a-14 certification
	31.2*	Rule 13a-14 certification
	32.1**	Section 1350 certifications
101*

The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 13, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

	104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2022		PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James W. Sullivan
James W. Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)