Form 10-Q
period 2022-06-30
Peraso Inc.
filed 2022-08-15
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 21,832,903 as of August 12, 2022.

PERASO INC.

FORM 10-Q

June 30, 2022

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,820	$5,893
Short-term investments	2,094	9,267
Accounts receivable, net	3,227	2,436
Inventories	4,385	3,824
Tax credits and receivables	1,070	1,099
Prepaid expenses and other	1,446	1,159
Total current assets	15,042	23,678

Long-term investments	1,082	2,928
Property and equipment, net	2,047	2,349
Intangible assets, net	7,327	8,355
Goodwill	9,946	9,946
Right-of-use lease asset, net	1,356	617
Other	152	78
Total assets	$36,952	$47,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,385	$1,937
Accrued expenses and other	1,778	2,903
Deferred revenue	314	375
Short-term lease liability	672	379
Total current liabilities	5,149	5,594

Long-term lease liability	722	288
Total liabilities	5,871	5,882

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; one share of Series A Special Voting Preferred Stock issued and outstanding (Note 2)	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 21,832 shares and 21,579 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	162,096	159,246
Accumulated other comprehensive loss	(41)	—
Accumulated deficit	(130,996)	(117,199)
Total stockholders’ equity	31,081	42,069
Total liabilities and stockholders’ equity	$36,952	$47,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue
Product	$4,120	$576	$7,324	$1,627
Royalty and other	164	121	363	171
Total net revenue	4,284	697	7,687	1,798
Cost of net revenue	2,799	435	4,747	1,054
Gross profit	1,485	262	2,940	744
Operating expenses
Research and development	5,643	2,892	11,127	5,679
Selling, general and administrative	2,878	1,799	5,585	3,106
Total operating expenses	8,521	4,691	16,712	8,785
Loss from operations	(7,036)	(4,429)	(13,772)	(8,041)
Interest expense	(6)	(786)	(6)	(1,300)
Other expense, net	(1)	(215)	(19)	(245)
Net loss	$(7,043)	$(5,430)	$(13,797)	$(9,586)

Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities	(4)	—	(41)	—
Comprehensive loss	$(7,047)	$(5,430)	$(13,838)	$(9,586)

Net loss per share
Basic and diluted	$(0.33)	$(1.03)	$(0.64)	$(1.83)
Shares used in computing net loss per share
Basic and diluted	21,636	5,251	21,610	5,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2021	21,579	$22	$159,246	$—	$(117,199)	$42,069
Issuance of common stock under stock plan, net	9	—	(9)	—	—	(9)
Stock-based compensation	—	—	1,171	—	—	1,171
Unrealized loss on available-for-sale securities	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(6,754)	(6,754)
Balance as of March 31, 2022	21,588	22	160,408	(37)	(123,953)	36,440
Issuance of common stock under stock plan, net	244	—	(50)	—	—	(50)
Stock-based compensation	—	—	1,738	—	—	1,738
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(7,043)	(7,043)
Balance as of June 30, 2022	21,832	$22	$162,096	$(41)	$(130,996)	$31,081

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2020	5,241	$5	$102,361	$—	$(106,287)	$(3,921)
Stock-based compensation	—	—	1,177	—	—	1,177
Net loss	—	—	—	—	(4,157)	(4,157)
Balance as of March 31, 2021	5,241	$5	$103,538	$—	$(110,444)	$(6,901)
Issuance of common stock under stock plan, net	16	—	$30	—	—	30
Stock-based compensation	—	—	1,137	—	—	1,137
Net loss	—	—	—	—	(5,430)	(5,430)
Balance as of June 30, 2021	5,257	$5	$104,705	$—	$(115,874)	$(11,164)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,797)	$(9,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,540	533
Stock-based compensation	2,909	2,314
Change in fair value of warrant liability	—	211
Amortization of debt discount	—	910
Accrued interest expense	13	416
Amortization of lease right-of-use assets	256	120
Change in operating lease liabilities	(242)	(117)
Other	154	41
Changes in assets and liabilities:
Accounts receivable	(791)	518
Inventories	(561)	21
Tax credits and receivables	29	(554)
Prepaid expenses and other assets	(360)	(100)
Accounts payable	474	(403)
Deferred revenue and other liabilities	(1,186)	25
Net cash used in operating activities	(11,562)	(5,651)
Cash flows from investing activities:
Purchases of property and equipment	(342)	(52)
Purchases of intangible assets	(21)	(95)
Proceeds from maturities of marketable securities	9,434	—
Purchases of marketable securities	(497)	—
Net cash provided by (used in) investing activities	8,574	(147)
Cash flows from financing activities:
Taxes paid to net share settle equity awards	(59)	—
Payment of lease obligation	(26)	—
Proceeds from exercise of stock options	—	30
Net proceeds from loan facility	—	552
Net proceeds from convertible debenture	—	5,545
Net cash provided by (used in) financing activities	(85)	6,127
Net increase (decrease) in cash and cash equivalents	(3,073)	329
Cash and cash equivalents at beginning of period	5,893	1,711
Cash and cash equivalents at end of period	$2,820	$2,040
Supplemental disclosure:
Recognition of right-of-use assets and lease liabilities	$995	$—
Unrealized loss on available-for-sale securities	$41	$—
Fair value of new warrants issued recognized as debt discount	$—	$2,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

Peraso Inc., formerly known as MoSys, Inc. (the Company), was incorporated in California in 1991 and reincorporated in 2000 in Delaware. The Company is a fabless semiconductor company specializing in the development of millimeter wave (mmWave), which is generally described as the frequency band from 24 Gigahertz (GHz) to 300GHz, wireless technology. The Company derives revenue from selling its 60GHz and 5G semiconductor devices and modules, licensing of intellectual property and performance of non-recurring engineering services. The Company also manufactures and sells high-performance memory semiconductor devices for a wide range of markets and receives royalties from licensees of its memory technology.

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

For accounting purposes, the legal subsidiary, Peraso Tech, has been treated as the accounting acquirer and the Company, the legal parent, has been treated as the accounting acquiree. The transaction was accounted for as a reverse acquisition in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805). Accordingly, these condensed consolidated financial statements are a continuation of Peraso Tech’s consolidated financial statements prior to December 17, 2021 and exclude the statements of operations and comprehensive loss, statement of stockholders’ equity and statements of cash flows of the Company prior to December 17, 2021. See Note 2 for additional disclosure.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future period.

Liquidity

The Company incurred net losses of approximately $13.8 million for the six months ended June 30, 2022 and $10.8 million for the year ended December 31, 2021 and had an accumulated deficit of approximately $131.0 million as of June 30, 2022.  These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of common stock to investors and affiliates.

The Company expects to continue to incur operating losses for the foreseeable future as it secures customers and continues to invest in the commercialization of its products. The Company will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of the Company’s expected operating losses and cash burn for the foreseeable future, as well as recurring losses from operations, if the Company is unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s primary focus is producing and selling its new products.  If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, further reducing headcount and curtailing business activities.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on December 31 of each calendar year. The Company previously classified intangible asset amortization expense related to the developed technology and customer relationships intangibles within research and development expenses (R&D) in its condensed consolidated statements of operations and comprehensive loss. Amortization expense on the developed technology intangible asset is now classified within cost of net revenue, and amortization expense on customer relationships is now classified in selling, general and administrative expenses (SG&A). Prior period amounts have been conformed to the current period presentation. See Note 5 for additional disclosure.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was zero as of June 30, 2022 and approximately $61,000 as of December 31, 2021.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded write-downs of inventory of approximately $160,000 and $37,000 during the six months ended June 30, 2022 and 2021, respectively.

Tax Credits and Receivables

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, as a Canadian Controlled Private Corporation (CCPC), the Company is also a part of the Scientific Research and Experimental Development (SRED) Program, which uses tax incentives to encourage Canadian businesses of all sizes and in all sectors to conduct research and development (R&D) in Canada. As a part of the program, the Company may be entitled to a receivable in the form of tax credit or incentive. The Company records refundable tax credits as a reduction of expense and receivable when the Company can reasonably estimate the amounts and it is more likely than not, they will be received.

A government refund or subsidy that is compensation for expenses or losses already incurred, or for which there are no future related costs, is recognized in the statement of operations in the period in which it becomes receivable.

As of December 17, 2021, Peraso Tech ceased to be a CCPC and is no longer eligible for the expenditure refund program. However, it is eligible for a tax credit of 15% on qualified SRED expenditures.  Unused tax credits can be carried back three years or forward for 20 years

Intangible and Long-lived Assets

Intangible assets are recorded at cost and amortized on a straight-line method over their estimated useful lives of three to ten years. Amortization of developed technology and other intangibles directly related to the Company’s products is included in cost of net revenue, while amortization of customer relationships and other intangibles not associated with the Company’s products is included in SG&A in the condensed consolidated statements of operations.

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

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Intangible assets subject to amortization, including those acquired in business combinations were as follows (amounts in thousands):

	June 30, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$776	$4,950
Customer relationships	2,556	346	2,210
Other	186	19	167
Total	$8,468	$1,141	$7,327

	December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$60	$5,666
Customer relationships	2,556	27	2,529
Other	165	5	160
Total	$8,447	$92	$8,355

Developed technology primarily consisted of MoSys’ products that have reached technological feasibility and primarily relate to its memory semiconductor products and technology. The value of the developed technology was determined by discounting estimated net future cash flows of these products. The Company is amortizing the developed technology on a straight-line basis over four years. Amortization related to developed technology of $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively, has been included in cost of net revenue in the condensed consolidated statements of operations and comprehensive loss.

Customer relationships relate to the Company's ability to sell existing and future versions of products to MoSys’ customers existing at the time of the arrangement. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer relationships. The Company is amortizing customer relationships on a straight-line basis over an estimated life of 4 years. Amortization related to customer relationships of $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively, has been included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Amortization expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively. There was no amortization expense for the three and six months ended June 30, 2021.

As of June 30, 2022, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year ending December 31,
2022	$1,050
2023	2,099
2024	2,099
2025	2,011
2026	28
2027	10
Thereafter	30
$7,327

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers and its amendments (ASC 606). As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of June 30, 2022 and December 31, 2021, contract liabilities were in a current position and included in deferred revenue.

During the six months ended June 30, 2022, the Company recognized approximately $61,000 of revenue that had been included in deferred revenue as of December 31, 2021.

See Note 6 for disaggregation of revenue by geography.

The Company does not have significant financing components, as payments from customers are typically due within 60 days of invoicing, and the Company has elected the practical expedient to not value financing components that are less than one year. Shipping and handling costs are generally incurred by the customer, and, therefore, are not recorded as revenue.

Cost of Net Revenue

Cost of net revenue consists primarily of direct and indirect costs of product sales, including amortization of intangible assets and depreciation of production-related fixed assets.

Government Subsidies

A grant or subsidy that is compensation for expenses or losses already incurred, or for which there are no future related costs, is recognized in the statement of operations in the period in which it becomes receivable.

Starting in 2020, certain Canadian businesses, which experienced a drop in revenue during the COVID-19 pandemic, became eligible for a rent and wage subsidy from the government. The Company’s subsidiary, Peraso Tech, began receiving this subsidy on a monthly basis beginning in the fourth quarter of 2020 and ending in the fourth quarter of 2021.

During the six months ended June 30, 2021, the Company recognized payroll subsidies of $861,352 as a reduction in the associated wage costs and rent subsidies of $160,865 as a reduction of operating expenses in the condensed consolidated statement of operations.

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	June 30,
	2022	2021
Escrow shares	1,815	—
Options to purchase common stock	1,537	1,048
Unvested restricted common stock units	1,303	—
Convertible debt	—	5,500
Warrants	134	508
Total	4,789	7,056

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (ASU 2021-04). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 2: Business Combination

Arrangement

As discussed in Note 1, on September 14, 2021, the Company and its newly formed subsidiaries, Callco and Canco entered into the Arrangement Agreement with Peraso Tech. Prior to the Arrangement, as a fabless semiconductor company, the Company’s primary focus was the manufacture and sale of high-performance memory semiconductor devices for a wide range of markets. Peraso Tech was also a fabless semiconductor company specializing in the development of mmWave technology, including 60GHz and 5G products, and deriving revenue from selling semiconductor devices, proprietary modules based on its semiconductor devices and performance of non-recurring engineering services. The primary reason for the business combination was to produce a larger fabless semiconductor company with greater size and scale with access to the public capital markets for the benefit of the stockholders of both companies.

On December 17, 2021, following the satisfaction of the closing conditions set forth in the Arrangement Agreement, including approvals from the stockholders of the Company and Peraso Tech, the Arrangement was completed.

Securities Conversion

Pursuant to the completion of the Arrangement, each Peraso Share that was issued and outstanding immediately prior to December 17, 2021 was converted into the right to receive 0.045239122387267 (the Exchange Ratio) newly issued shares of common stock of the Company or shares of Canco, which are exchangeable for shares of the Company’s common stock (Exchangeable Shares), at the election of each former Peraso Tech stockholder. In addition, all of Peraso Tech’s outstanding stock options and other securities exercisable or exchangeable for, or convertible into, and any other rights to acquire Peraso Shares were exchanged for securities exercisable or exchangeable for, or convertible into, or other rights to acquire the Company’s common stock. Immediately following the completion of the Arrangement, the former security holders of Peraso Tech owned approximately 61%, on a fully-diluted basis, of the Company’s common stock, and the former shareholders of Peraso Tech, as a group, obtained control of the Company. While the Company was the legal acquirer of Peraso Tech, Peraso Tech was deemed to be the acquirer for accounting purposes.

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

In connection with the Arrangement, on December 15, 2021, the Company filed the Certificate of Designation of Series A Special Voting Preferred Stock (the Certificate) with the Secretary of State of the State of Delaware to designate Series A Special Voting Preferred Stock (the Special Voting Share) in accordance with the terms of the Arrangement Agreement in order to enable the holders of Exchangeable Shares to exercise their voting rights. Each Exchangeable Share is exchangeable for one share of common stock of the Company and while outstanding, the Special Voting Share enables holders of Exchangeable Shares to cast votes on matters for which holders of the common stock are entitled to vote, and by virtue of the share terms relating to the Exchangeable Shares, to receive dividends that are economically equivalent to any dividends declared with respect to the shares of common stock.

The Exchangeable Shares, which can be converted into common stock at the option of the holder and have the same voting rights as common stock, are similar in substance to shares of common stock and, therefore, have been included in the determination of outstanding common stock. The Special Voting Share was issued to a third-party administrative agent (the Agent) solely to facilitate the exercise of rights by holders of Exchangeable Shares, The rights of the Agent, as holder of the Special Voting Share, are limited to effecting the rights of the holders of the Exchangeable Shares; the Special Voting Share does not confer any independent rights to the Agent. Under the Certificate, when all of the Exchangeable shares have been converted into shares of the Company’s common stock, the Special Voting Share shall be automatically cancelled and shall not be reissued.

Reverse Acquisition Determination

Pursuant to ASC 805, the transaction was accounted for as a reverse acquisition because: (i) the stockholders of Peraso Tech owned the majority of the outstanding common stock of the Company after the share exchange; (ii) Peraso Tech appointed a majority of the Company’s board of directors; and (iii) Peraso Tech determined the officers of the Company.

Measuring the Consideration Transferred

In the reverse acquisition, the accounting acquirer did not issue any consideration to the accounting acquiree, rather the accounting acquiree issued its equity shares to the owners of the accounting acquirer in exchange for the accounting acquirer’s shares. The acquisition date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree was calculated by Peraso Tech, as the fair value of the consideration effectively transferred. In accordance with ASC 805, the consideration effectively transferred between the Company (a public company as the accounting acquiree) and Peraso Tech (a private company as the accounting acquirer), was calculated as the fair value of the Company’s equity including the fair value of its common shares outstanding and its warrants, plus the portion of the share-based award fair value allocated to the pre-combination service of the accounting acquiree’s awards. The fair value of the total consideration effectively transferred is summarized in the following table (in thousands, except per-share amount):

Company share price (i)	$4.21
Company common shares outstanding (ii)	8,716

Fair value of the Company's common shares outstanding	36,694

Fair value of the Company's warrants (iii)	301

Total fair value of the Company's share-based awards (iii)	782
Percent related to pre-combination service	80.76%
Fair value of the Company's pre-combination service share-based awards (iii)	632

Consideration effectively transferred	$37,627

(i) Represents the Company's share price as of December 16, 2021
(ii) Represents the Company's outstanding shares as of December 16, 2021
(iii) Represents the fair value of the Company's warrants outstanding and calculated as of December 16, 2021

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
$37,627

Unaudited pro forma results of operations for the three and six months ended June 30, 2021 are included below as if the business combination occurred on January 1, 2021.  This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Peraso Tech been acquired at the beginning of 2021, nor does it purport to represent results of operations for any future periods.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2021
Revenue	$1,865	$4,304
Net loss	$(6,634)	$(12,160)

Note 3: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	June 30, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,820	$—	$—	$2,820
Short-term investments	2,100	—	(6)	2,094
Long-term investments	1,117	—	(35)	1,082
	$6,037	$—	$(41)	$5,996

	December 31, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,893	$—	$—	$5,893
Short-term investments	9,276	—	(9)	9,267
Long-term investments	2,935	—	(7)	2,928
	$18,104	$—	$(16)	$18,088

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$263	$263	$—	$—
Corporate notes and commercial paper	$3,176	$—	$3,176	$—
	$3,439	$263	$3,176	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,159	$1,159	$—	$—
Corporate notes and commercial paper	$12,195	$—	$12,195	$—

There were no transfers in or out of Level 1 and Level 2 securities during the six months ended June 30, 2022 or December 31, 2021.

Note 4. Balance Sheet Detail

Inventories

	June 30,	December 31,
	2022	2021
	(in thousands)
Raw materials	$1,238	$879
Work-in-process	2,597	2,170
Finished goods	550	775
	$4,385	$3,824

Note 5. Revision of Prior Period Financial Statements

The Company previously classified amortization expense related to the developed technology and customer relationships intangible assets within R&D in its condensed consolidated statements of operations and comprehensive loss. Amortization expense on the developed technology intangible asset is now classified within cost of net revenue, and amortization expense on customer relationships is now classified in SG&A. Prior period amounts have been conformed to the current period presentation. The reclassification had no impact on the Company's net loss or cash flows for the three months ended March 31, 2022 and six months ended June 30, 2022.

The effects of the adjustments for the three months ended March 31, 2022 were as follows (in thousands):

	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations:
Cost of net revenue	$1,590	$358	$1,948
Gross profit	1,813	(358)	1,455
Research and development	6,003	(517)	5,486
Selling, general and administrative	2,546	159	2,705
Total operating expenses	$8,549	$(358)	$8,191

Note 6. Commitments and Contingencies

Leases

The Company has five facility leases that it accounts for under ASC 842, and these include the operating leases for its corporate facility in San Jose, California, and facilities in Toronto, Markham and Waterloo, Ontario, Canada. The Waterloo and Toronto leases expire in September 2022 and December 2023, respectively. The current San Jose lease with a sublessor expires in July 2022, and the Company entered into a new, direct lease with the facility landlord, dated April 13, 2022, for an 18-month term, which commenced July 15, 2022. In addition, on May 26, 2022, the Company entered into a new lease for a facility in Markham, Ontario with a 60-month term, which commenced June 21, 2022. The Markham landlord also provided a lease incentive of approximately $220,000 (the Incentive), which will be payable to the Company as follows:  one-half of the Incentive payable subsequent to the completion of the improvements to the leased space and the second half-ratably on an annual basis commencing with the second year of the lease.

The right-to-use assets and corresponding liabilities for the facility leases were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities were 8%. Lease expense is recognized on a straight-line basis over the lease term.

On March 1, 2022, the Company entered into a 36-month finance lease agreement for the lease of equipment resulting in the recognition of a right-of-use asset and lease liability on the balance sheet of approximately $274,000.

The following table provides the details of right-of-use assets and lease liabilities as of June 30, 2022 (in thousands):

Six Months Ended
June 30, 2022
Right-of-use assets:
Operating leases	$1,111
Finance lease	245
Total right-of-use assets	$1,356
Lease liabilities:
Operating leases	$1,140
Finance lease	254
Total lease liabilities	$1,394

Future minimum payments under the leases at June 30, 2022 are listed in the table below (in thousands):

Operating
Year ending December 31,	leases
2022	$223
2023	768
2024	222
2025	139
2026	113
2027	84
Total future lease payments	1,549
Less: imputed interest	(155)
Present value of lease liabilities	$1,394

The following table provides the details of supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$283	$147

Rent expense was approximately $0.2 million for each of the three month periods ended June 30, 2022 and 2021.  Rent expense was approximately $0.4 million for the six months ended June 30, 2022 and $0.3 million for the six months ended June 30, 2021. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the six months ended June 30, 2022 and 2021 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the six months ended June 30, 2022 and 2021.

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

Note 7. Business Segments, Concentration of Credit Risk and Significant Customers

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

The Company recognized revenue from shipments of product, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
North America	$3,127	$106	$5,503	$161
Hong Kong	587	555	879	$1,030
Taiwan	204	23	515	588
Japan	245	—	537	—
Rest of world	121	13	253	19
Total net revenue	$4,284	$697	$7,687	$1,798

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Customer A	36%	*	31%	*
Customer B	21%	*	12%	*
Customer C	14%	69%	11%	52%
Customer D	13%	*	23%	*
Customer E	*	*	*	33%

*	Represents less than 10%

Three customers accounted for 80% of accounts receivable as of June 30, 2022. Three customers accounted for 96% of accounts receivable as of December 31, 2021.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2015 to 2020 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2011 to 2020.  As of June 30, 2022, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Note 9. Stock-Based Compensation

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

Stock-Based Compensation Expense

The Company reflected compensation costs of $2.2 million and $2.3 million related to the vesting of stock options during the six month periods ended June 30, 2022 and 2021, respectively. At June 30, 2022, the unamortized compensation cost was approximately $10.2 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.6 years. The Company reflected compensation costs of $0.7 million and zero related to the vesting of restricted stock options during the six month ended June 30, 2022 and 2021, respectively.   The unamortized compensation cost at June 30, 2022 was $2.8 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 2.5 years.

Valuation Assumptions and Expense Information for Stock-Based Compensation

There were no stock options granted or exercised during the six months ended June 30, 2022 and 2021.

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

The following table summarizes the activity in the shares available for grant under the Plans during the six months ended June 30, 2022 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2021	3,024	1,558	$3.49
Options cancelled	—	(13)	$10.98
Balance as of March 31, 2022	3,024	1,545	$3.43
RSUs granted	(1,511)	—	$-
RSUs cancelled and returned to the Plan	43	—	$-
Options cancelled	—	(8)	$2.63
Balance as of June 30, 2022	1,556	1,537	$3.38

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2021	88	$4.84
Vested	(13)	$3.70
Non-vested shares as of March 31, 2022	75	$5.67
Granted	1,511	—
Vested	(271)	$2.49
Cancelled	(12)	—
Non-vested shares as of June 30, 2022	1,303	$2.28

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2022 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	1,526	8.17	$2.65	834	$2.52	$39
$15.00 - $25.59	4	1.24	$15.00	4	$15.00	$—
$25.60 - $143.99	1	2.18	$50.00	1	$50.00	$—
$144.00 - $409.99	5	4.15	$144.00	5	$144.00	$—
$410.00 - $924.00	1	2.75	$410.00	1	$410.00	$—
$1.57 - $924.00	1,537	8.13	$3.38	845	$3.85	$39

Note 10. Equity

Warrants

As of June 30, 2022, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	101	$2.40	October 2023

Note 11. Debt

Loan Facilities

On November 30, 2020, the Company entered into a loan agreement (the SRED Financing) to raise funds against the Company’s present and after acquired personal property. On February 5, 2021, March 5, 2021 and September 17, 2021 the Company raised additional funds from the second, third and fourth draws under the SRED financing of $274,715 (CDN$350,000), $274,715 (CDN$350,000) and $745,655 (CDN$950,000) respectively, totaling year to date gross proceeds of $1,295,085 (CDN$1,650,000) net of financing fees of $32,770 (CDN$41,750). Each borrowing carried an interest rate of 1.6% per month, compounded monthly (20.98%). The SRED financing was sanctioned against the Company’s SRED tax credit refund.

The first, second and third draws, including interest of $136,900 (CDN$174,417), were repaid through proceeds from the Company’s tax credit refund of $1,093,230 (CDN$1,392,831) received in August 2021, and the balance of $184,558 (CDN$ 235,132) was paid from the fourth draw.  The remaining loan balance, including interest, of $816,964 (CDN$1,044,177) was repaid on December 16, 2021.

Interest expense of $513,438 for the three and six months ended June 30, 2021 consisted of i) $348,134 of amortization of debt discount, ii) $120,950 of interest expense on convertible debt, which was outstanding and retired in 2021, and iii) $44,354 of interest expense on the SRED financing.

Note 12. Related Party Transactions

A family member of one of the Company’s executive officers serves as a consultant to the Company. During the six months ended June 30, 2022 and 2021, the Company paid approximately $92,400 and $103,300, respectively, to the consultant. Additionally, a family member of one of the Company’s executive officers is an employee of the Company. During the six months ended June 30, 2022, the Company paid approximately $92,400 to the employed family member, which includes the aggregate grant date fair value, as determined pursuant to FASB ASC Topic 718, of an RSU awarded in April 2022. During the six months ended June 30, 2021, the Company paid approximately $46,000 to the employed family member.

Note 13. Subsequent Event

On August 5, 2022, the Company entered into a Technology License and Patent Assignment Agreement (the Intel Agreement) with Intel Corporation (Intel), pursuant to which Intel has (i) licensed from the Company on an exclusive basis certain software and technology assets related to the Company’s Stellar packet classification intellectual property, including its graph memory engine technology, and any roadmap variant, in the form existing as of the date of the Agreement (the Licensed Technology); (ii) acquired from the Company certain patent applications and patents owned by the Company; and (iii) assumed a professional services agreement, dated March 24, 2020, between Fabulous Inventions AB (Fabulous) and the Company (the Fabulous Agreement), pursuant to which, among other things, the Company licensed from Fabulous certain technology incorporated into the Licensed Technology.

As consideration for the Company to enter into the Agreement, Intel agreed to pay the Company $3,062,500 at the closing of the transaction (the Closing) and $437,500 upon the satisfaction by the Company, as mutually agreed upon by the parties in good faith, of certain release criteria set forth in the Agreement relating to various due diligence activities of Intel regarding the Licensed Technology (the Release Criteria). Intel and the Company agreed to work together in good faith so as to ensure that the Release Criteria is satisfied by the Company no later than six months following the Closing. The Company is currently evaluating the accounting for the Intel Agreement, which will be reflected in the financial statements for the three months ending September 30, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising effort., the impacts of COVID-19 on our business, the effects of the Russia/Ukraine conflict, and inflation, which could cause customers to delay or reduce purchases of our products or delay payments to us, which would adversely affect our financial results, including cash flows, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and the risk factors described below under Item 1A of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

For accounting purposes, the legal subsidiary, Peraso Tech, has been treated as the accounting acquirer and we, the legal parent, have been treated as the accounting acquiree. The transaction has been accounted for as a reverse acquisition in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) No. 805, Business Combinations. Accordingly, the financial condition and results of operations discussed herein are a continuation of Peraso Tech’s financial results prior to December 17, 2021 and exclude the financial results of us prior to December 17, 2021. See Note 2 to the condensed consolidated financial statements for additional disclosure.

Our strategy and primary business objective is to be a profitable, IP-rich, fabless semiconductor company offering integrated circuits (ICs), modules and related non-recurring engineering services. We specialize in the development of mmWave semiconductors, primarily in the 60 GHz spectrum band for 802.11ad/ay compliant devices and in the 28/39 GHz spectrum bands for 5G-compliant devices. We derive our revenue from selling semiconductor devices, as well as modules based on using those mmWave semiconductor devices. We have pioneered a high-volume mmWave production test methodology using standard low cost production test equipment. It has taken us several years to refine performance of this production test methodology, and we believe this places us in a leadership position in addressing operational challenges of delivering mmWave products into high-volume markets. During 2021, we augmented our business model and began selling complete mmWave modules. The primary advantage provided by a module is the silicon and the antenna are integrated into a single device. A differentiating characteristic of mmWave technology is that the radio frequency amplifiers must be as close as possible to the antenna to minimize loss, and, by providing a module, we can guarantee the performance of the amplifier/antenna interface.

We also acquired a memory product line, marketed under the Accelerator Engine name, which includes our Bandwidth Engine IC products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient, serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.  As we are not developing new memory products, from a product development perspective, we continue to leverage our current technologies and core competencies to expand our product offerings without incurring significant additional research and development (R&D) expenses.

We incurred net losses of approximately $13.8 million for the six months ended June 30, 2022 and $10.9 million for the year ended December 31, 2021 and had an accumulated deficit of approximately $124.0 million as of June 30, 2022. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital during this period. We expect to incur operating losses and will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

COVID-19 and Macroeconomic Factors

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

We believe that as the COVID-19 pandemic evolves, the direct and indirect impacts of the pandemic on global macroeconomic conditions, as well as conditions specific to us, are becoming more difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, such as supply chain constraints, rising inflation, and recessionary fears. We expect these factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided. We continue to closely monitor impacts, especially to customer programs and our supply chain. We are working internally and with suppliers on programs (i.e., new production flows, etc.) to allow us to increase our peak throughput to better handle unplanned disruptions to our supply chain. To date, we have not experienced a material impact on our cash flows, liquidity, capital resources, cash requirements, financial position, or results of operations, attributable to the global semiconductor supply chain disruption and inflation. We have experienced increased prices from our suppliers, and, for certain products, we have increased prices to our customers to mitigate the impacts, although to date in 2022 the impacts of these price increases have been minimal. We have and continue to experience longer lead times for certain components used to manufacture our products, and, therefore, and, in response, we have identified second and third sources for certain components used in our module products. Also, we have increased lead times for our customers. We have not experienced any issues over our product quality and product development activities, as we do not rely significantly on outside vendors to manage and perform these activities for us. We currently have not identified any current impacts of the supply chain disruption and inflation that will affect our future results, and it is difficult to differentiate whether higher prices are due to supply chain disruption, inflation or a mix of both.

While we believe that our operations personnel are currently in a position to meet expected customer demand levels in the coming quarters, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could negatively impact our business, results of operations, financial condition and cash flows.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. The U.S. Federal Reserve increased interest rates starting in March 2022 and additional increases are expected throughout the year. Given current market conditions, we may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, there have been no material changes to our significant accounting policies and estimates.

Reclassifications

We previously classified intangible asset amortization expense related to the developed technology and customer relationships intangibles within research and development expenses (R&D) in our condensed consolidated statements of operations and comprehensive loss. Amortization expense on the developed technology intangible asset is now classified within cost of net revenue, and amortization expense on customer relationships is now classified in selling, general and administrative expenses (SG&A). Prior period amounts have been conformed to the current period presentation. See Note 5 to the condensed consolidated financial statements for a discussion of the reclassifications.

Results of Operations

Net Revenue

	June 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Product -three months ended	$4,120	$576	$3,544	615%
Percentage of total net revenue	96%	83%
Product -six months ended	$7,324	$1,627	$5,697	350%
Percentage of total net revenue	95%	90%

Product revenue increased for the three months ended June 30, 2022 compared with the same period of 2021 primarily due to a $1.9 million increase in revenues attributable to our memory IC products. Our results for the prior year period included no memory product sales, as we completed our business combination in December 2021. In addition, shipments of our mmWave module products increased by $1.5 million over the prior year period, as we commenced selling module products in the second half of 2021.

Product revenue increased for the six months ended June 30, 2022 compared with the same period of 2021 primarily due to a $3.8 million increase in revenues attributable to our memory IC products. Shipments of our mmWave module products increased by $2.3 million. These increases were partially offset by decreases in sales of our mmWave IC products. We expect revenues to increase for the remainder of 2022, as we expect increased sales of our mmWave products, including the benefits of price increases implemented in 2022, and will experience a full-year contribution of revenues from our memory products.

.

	June 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Royalty and other -three months ended	$164	$121	$43	36%
Percentage of total net revenue	4%	17%
Royalty and other -six months ended	$363	$171	$192	112%
Percentage of total net revenue	5%	10%

Royalty and other includes royalty, non-recurring engineering, services and licenses revenues. The increase in royalty and other revenue for the three and six months ended June 30, 2022 compared with the same period of 2021 was primarily due to a full six-month contribution of royalty revenues from licensees of our memory technology.

Cost of Net Revenue and Gross Profit

	June 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$2,799	$435	$2,364	543%
Percentage of total net revenue	65%	62%
Cost of net revenue -six months ended	$4,747	$1,054	$3,693	350%
Percentage of total net revenue	62%	59%

	June 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Gross profit -three months ended	$1,485	$262	$1,223	467%
Percentage of total net revenue	35%	38%
Gross profit -six months ended	$2,940	$744	$2,196	295%
Percentage of total net revenue	38%	41%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including amortization of intangible assets and depreciation of production-related fixed assets.

Cost of net revenue increased for the three and six months ended June 30, 2022 when compared with the same period in 2021, primarily due to increased shipment volumes of our LineSpeed and Bandwidth Engine IC and mmWave module products. Our module products have higher cost of goods sold per unit and generate lower gross profit margin than our IC products.

Gross profit increased for the three and six months ended June 30, 2022 compared with the same period of 2021 due to the increased product shipments. The decrease in our gross profit margin for the three and six months ended June 30, 2022 compared with the prior year periods was primarily attributable to the increased volume shipments of our mmWave modules, which carry lower gross margins than our IC products.

 Research and Development

	June 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
R&D -three months ended	$5,643	$2,892	$2,751	95%
Percentage of total net revenue	132%	415%
Research and development -six months ended	$11,127	$5,679	$5,448	96%
Percentage of total net revenue	145%	316%

Our R&D expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The increase for the three and six months ended June 30, 2022 compared with the same period of 2021 was primarily due to the inclusion of a full six months of expenses related to the former operations of MoSys, amortization of intangible assets in the first six months of 2022 and recognition of government wage and rent subsidies in the first quarter of 2021 that reduced operating expenses. We expect that total research and development expenses will increase in 2022 compared with 2021, as we will include the operations related to our memory products and increase development of our mmWave products and technologies, including our new 5G products. In addition, we do not expect to receive any government subsidies in 2022 to reduce our expenses.

Selling, General and Administrative

	June 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
SG&A -three months ended	$2,878	$1,799	$1,079	60%
Percentage of total net revenue	67%	258%
SG&A -six months ended	$5,585	$3,106	$2,479	80%
Percentage of total net revenue	73%	173%

SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of intangible assets.

The increase for the three and six months ended June 30, 2022 compared with the same period of 2021 was primarily due to the inclusion of a full quarter of expenses related to our memory product line.

Interest expense

Interest expense incurred during the six months ended June 30, 2021 related to our convertible debt and loans payable, which were repaid and/or converted into equity during 2021.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2022, we had cash, cash equivalents and investments of $6.0 million and working capital of $9.9 million.

Net cash used in operating activities was $11.6 million for the first six months of 2022, which primarily resulted from our net loss of $13.8 million and $2.4 million in net changes in assets and liabilities, partially offset by non-cash charges of $1.5 million of depreciation and amortization, $2.9 million of stock based compensation and a $0.2 million other non-cash items. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $5.7 million for the first six months of 2021, which primarily resulted from our net loss of $9.6 million and $0.5 million in net changes in assets and liabilities, which was offset by non-cash charges of $2.3 million of stock-based compensation, $0.5 million of depreciation and amortization expenses, $0.9 million amortization of debt discount, $0.4 million of accrued interest and a $0.3 million other non-cash items.  The changes in assets and liabilities primarily related to the timing of accounts receivable collections and other vendor payables and prepayments.

Net cash provided by investing activities of $8.6 million for the six months ended June 30, 2022 represented $9.4 million in proceeds from maturities of short-term investments, partially offset by $0.5 million purchases of short and long-term investments and $0.3 million of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2021 represented approximately $52,000 of purchases of property and equipment and $95,000 of intangible assets.

Net cash used in financing activities for the six months ended June 30, 2022 consisted of taxes paid to net share settle equity awards.

Net cash provided by financing activities for the six months ended June 30, 2021 consisted of net proceeds received from an unsecured loan.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including:

•	level of revenue;
•	cost, timing and success of technology development efforts;
•

inventory levels, as supply chain disruption has required us to maintain higher inventory levels and place purchase orders with our suppliers longer into the future, which exposes us to additional inventory risk;

•	timing of product shipments, which may be impacted by supply chain disruptions;
•	length of billing and collection cycles, which may be impacted in the event of a global recession or economic downturn;
•	fabrication costs, including mask costs, of our ICs, currently under development;
•	variations in manufacturing yields, material lead time and costs and other manufacturing risks;
•	costs of acquiring other businesses and integrating the acquired operations; and
•	profitability of our business.

Going Concern - Working Capital

We incurred net losses of approximately $13.8 million for the six months ended June 30, 2022 and $10.8 million for the year ended December 31, 2021 and had an accumulated deficit of approximately $131.0 million as of June 30, 2022.  These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through multiple offerings of common stock and issuance of convertible notes and loans to investors and affiliates.

We expect to continue to incur operating losses for the foreseeable future as we continue to secure new customers for and continue to invest in the development of our products, and we expect our cash expenditures to continue to exceed receipts for the foreseeable future, as our revenues will not be sufficient to offset our operating expenses.

We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. The condensed consolidated financial statements presented in Item 1 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.  There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If the Company is unsuccessful in these efforts, it will need to implement cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities. As further discussed in Note 11 to the condensed consolidated financial statements, in August 2022, we entered into an exclusive technology license and patent assignment agreement with Intel Corporation, which is expected to generate gross proceeds to us of $3.5 million over the next six months and result in a reduction of operating expenses of approximately $2.7 million on annual basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the six months ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. Other than as set forth below, there have been no material changes with respect to the risk factors disclosed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on March 31, 2022.

We might not be able to continue as a going concern.

Our unaudited condensed consolidated financial statements as of June 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2022, we had cash and cash equivalents of $6.0 million and an accumulated deficit of $131.0 million. We do not believe that our cash, cash equivalents and investments are sufficient for the next 12 months. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for the next 12 months. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

We have a history of losses, and we will need to raise additional capital.

We recorded net losses of approximately $7.0 million and $10.9 million for the six months ended June 30, 2022 and year ended December 31, 2021, respectively. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we will need to raise additional capital to meet our cash requirements for the next 12 months, which may or may not be available to us at all or only on unfavorable terms.

The invasion of Ukraine by Russia could negatively impact our business.

Russia’s recent military invasion of Ukraine has led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military invasion and the resulting sanctions have had an adverse effect on global markets. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation over the last several months has led us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation costs. Our suppliers have raised their prices and may continue to raise prices, and, although we have made minimal price increases thus far, in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. In addition, inflationary pressures could cause customers to delay or reduce purchases of our products or delay payments to us. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.

ITEM 6. Exhibits

(a)	Exhibits
	10.1*+	Amendment to offer of employment between the Company and Daniel Lewis dated April 25, 2022
	10.2*+	Amendment to offer of employment between the Company and James Sullivan dated April 25, 2022
	10.3*+	Amendment to employment agreement between Peraso Technologies Inc. and Brad Lynch dated April 25, 2022
	31.1*	Rule 13a-14 certification
	31.2*	Rule 13a-14 certification
	32.1**	Section 1350 certifications
101*

The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 15, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

	104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

+Management contract, compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2022		PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James W. Sullivan
James W. Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)