Form 10-Q
period 2022-09-30
Peraso Inc.
filed 2022-11-14
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 9,111,801 as of November 4, 2022.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 12,768,987 as of November 4, 2022.

PERASO INC.

FORM 10-Q

September 30, 2022

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,852	$5,893
Short-term investments	1,071	9,267
Accounts receivable, net	1,636	2,436
Inventories	5,271	3,824
Tax credits and receivables	1,076	1,099
Deferred cost of net revenue	600	—
Prepaid expenses and other	918	1,159
Total current assets	13,424	23,678

Long-term investments	—	2,928
Property and equipment, net	2,058	2,349
Intangible assets, net	6,803	8,355
Goodwill	9,946	9,946
Right-of-use lease asset, net	1,181	617
Other	129	78
Total assets	$33,541	$47,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,744	$1,937
Accrued expenses and other	1,867	2,903
Deferred revenue	219	375
Short-term lease liability	633	379
Total current liabilities	4,463	5,594

Long-term lease liability	554	288
Total liabilities	5,017	5,882

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized	—	—
Series A special voting preferred stock, $0.01 par value; one share authorized; and one share issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 12,757 shares and 12,284 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	13	12
Exchangeable shares, no par value; unlimited shares authorized; 9,112 shares and 9,295 shares outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	163,551	159,256
Accumulated other comprehensive loss	(36)	—
Accumulated deficit	(135,004)	(117,199)
Total stockholders’ equity	28,524	42,069
Total liabilities and stockholders’ equity	$33,541	$47,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue
Product	$3,060	$1,389	$10,384	$3,016
Royalty and other	234	629	597	800
Total net revenue	3,294	2,018	10,981	3,816
Cost of net revenue	2,000	919	6,747	1,973
Gross profit	1,294	1,099	4,234	1,843
Operating expenses
Research and development	4,509	2,696	15,636	8,375
Selling, general and administrative	3,353	1,746	8,938	4,852
Gain on license and asset sale	(2,557)	—	(2,557)	—
Total operating expenses	5,305	4,442	22,017	13,227
Loss from operations	(4,011)	(3,343)	(17,783)	(11,384)
Interest expense	(5)	(870)	(11)	(2,170)
Other expense, net	8	392	(11)	147
Net loss	$(4,008)	$(3,821)	$(17,805)	$(13,407)

Other comprehensive loss, net of tax:
Net unrealized gain (loss) on available-for-sale securities	5	—	(36)	—
Comprehensive loss	$(4,003)	$(3,821)	$(17,841)	$(13,407)

Net loss per share
Basic and diluted	$(0.20)	$(0.73)	$(0.89)	$(2.55)
Shares used in computing net loss per share
Basic and diluted	20,039	5,258	19,950	5,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	Series A Special Voting						Additional	Accumulated Other
	Common Stock		Common Stock		Exchangeable Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2021	—	$—	12,284	$12	9,295	$—	$159,256	$—	$(117,199)	$42,069
Exchange of exchangeable shares	—	—	100	—	(100)	—	—	—	—	—
Issuance of common stock under stock plan, net	—	—	9	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	1,171	—	—	1,171
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	—	—	(6,754)	(6,754)
Balance as of March 31, 2022	—	—	12,393	12	9,195	—	160,418	(37)	(123,953)	36,440
Issuance of common stock under stock plan, net	—	—	244	1	—	—	(51)	—	—	(50)
Stock-based compensation	—	—	—	—	—	—	1,738	—	—	1,738
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(7,043)	(7,043)
Balance as of June 30, 2022	—	—	12,637	13	9,195	—	162,105	(41)	(130,996)	31,081
Exchange of exchangeable shares	—	—	83	—	(83)	—	—	—	—	—
Issuance of common stock under stock plan, net	—	—	37	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	—	1,448	—	—	1,448
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	(4,008)	(4,008)
Balance as of September 30, 2022	—	$—	12,757	$13	9,112	$—	$163,551	$(36)	$(135,004)	$28,524

	Series A Special Voting						Additional	Accumulated Other
	Common Stock		Common Stock		Exchangeable Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2020	—	$—	5,241	$5	—	$—	$102,361	$—	$(106,287)	$(3,921)
Stock-based compensation	—	—	—	—	—	—	1,177	—	—	1,177
Net loss	—	—	—	—	—	—	—	—	(4,157)	(4,157)
Balance as of March 31, 2021	—	—	5,241	5	—	—	103,538	—	(110,444)	(6,901)
Issuance of common stock under stock plan, net	—	—	16	—	—	—	30	—	—	30
Stock-based compensation	—	—	—	—	—	—	1,137	—	—	1,137
Net loss	—	—	—	—	—	—	—	—	(5,430)	(5,430)
Balance as of June 30, 2021	—	—	5,257	5	—	—	104,705	—	(115,874)	(11,164)
Issuance of common stock under stock plan, net	—	—	452	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,148	—	—	1,148
Net loss	—	—	—	—	—	—	—	—	(3,821)	(3,821)
Balance as of September 30, 2021	—	$—	5,709	$5	—	$—	$105,854	$—	$(119,695)	$(13,836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,805)	$(13,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,289	783
Stock-based compensation	4,357	3,461
Allowance for doubtful accounts	683	—
Change in fair value of warrant liability	—	(113)
Amortization of debt discount	—	1,540
Accrued interest expense	4	661
Amortization of lease right-of-use assets	418	182
Change in operating lease liabilities	(462)	(177)
Other	199	26
Changes in assets and liabilities:
Accounts receivable	117	(16)
Inventories	(1,447)	(756)
Tax credits and receivables	23	(434)
Prepaid expenses and other assets	190	212
Deferred cost of net revenue	(600)	—
Accounts payable	(193)	925
Deferred revenue and other liabilities	(1,192)	56
Net cash used in operating activities	(13,419)	(7,057)
Cash flows from investing activities:
Purchases of property and equipment	(577)	(57)
Purchases of intangible assets	(21)	(95)
Proceeds from maturities of marketable securities	11,534	—
Purchases of marketable securities	(497)	—
Net cash provided by (used in) investing activities	10,439	(152)
Cash flows from financing activities:
Taxes paid to net share settle equity awards	(61)	—
Repayment of loans	—	(184)
Proceeds from exercise of stock options	—	31
Net proceeds from loan facility	—	1,262
Net proceeds from convertible debenture	—	5,545
Net cash provided by (used in) financing activities	(61)	6,654
Net decrease in cash and cash equivalents	(3,041)	(555)
Cash and cash equivalents at beginning of period	5,893	1,712
Cash and cash equivalents at end of period	$2,852	$1,157
Supplemental disclosure:
Recognition of right-of-use assets and lease liabilities	$1,003	$—
Unrealized loss on available-for-sale securities	$36	$—
Settlement of loan facility against tax receivables	$—	$1,093
Fair value of new warrants issued recognized as debt discount	$—	$2,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

Peraso Inc., formerly known as MoSys, Inc. (the Company), was incorporated in California in 1991 and reincorporated in 2000 in Delaware. The Company is a fabless semiconductor company specializing in the development of millimeter wave (mmWave), which is generally described as the frequency band from 24 Gigahertz (GHz) to 300GHz, wireless technology. The Company derives revenue from selling its 60GHz and 5G semiconductor devices and modules and performance of non-recurring engineering services. The Company also manufactures and sells high-performance memory semiconductor devices for a wide range of markets and receives royalties from licensees of its memory technology.

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

For accounting purposes, Peraso Tech, the legal subsidiary, has been treated as the accounting acquirer and the Company, the legal parent, has been treated as the accounting acquiree. The transaction was accounted for as a reverse acquisition in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805). Accordingly, these condensed consolidated financial statements are a continuation of Peraso Tech’s consolidated financial statements prior to December 17, 2021 and exclude the statements of operations and comprehensive loss, statement of stockholders’ equity and statements of cash flows of the Company prior to December 17, 2021. See Note 2 for additional disclosure.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future period.

Liquidity

The Company incurred net losses of approximately $17.8 million for the nine months ended September 30, 2022 and $10.9 million for the year ended December 31, 2021 and had an accumulated deficit of approximately $135.0 million as of September 30, 2022.  These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of common stock and issuance of convertible notes and loans to investors and affiliates.

The Company expects to continue to incur operating losses for the foreseeable future as it secures additional customers and continues to invest in the commercialization of its products. The Company will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of the Company’s expected operating losses and cash burn for the foreseeable future, as well as recurring losses from operations, if the Company is unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s primary focus is producing and selling its products.  If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on December 31 of each calendar year. Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows. The Company previously classified intangible asset amortization expense related to the developed technology and customer relationships intangibles within research and development expenses (R&D) in its condensed consolidated statements of operations and comprehensive loss. Amortization expense on the developed technology intangible asset is now classified within cost of net revenue, and amortization expense on customer relationships is now classified in selling, general and administrative expenses (SG&A). Prior period amounts have been conformed to the current period presentation. See Note 5 for additional disclosure.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was approximately $683,000 as of September 30, 2022 and approximately $61,000 as of December 31, 2021.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded write-downs of inventory of approximately $420,000 and $56,000 during the nine months ended September 30, 2022 and 2021, respectively.

Tax Credits and Receivables

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

The Company participated in the Canadian government’s Scientific Research and Experimental Development (SRED) Program, which uses tax incentives to encourage Canadian businesses to conduct research and development (R&D) in Canada. As a part of the program, the Company may be entitled to a receivable in the form of tax credits or incentives. The Company records refundable tax credits as a reduction of expense and receivable when the Company can reasonably estimate the amounts and it is more likely than not, the credit will be received.

A government refund or subsidy that is compensation for expenses or losses already incurred, or for which there are no future related costs, is recognized in the statement of operations in the period in which it becomes receivable.

As of December 17, 2021, Peraso Tech ceased to be a Canadian Controlled Private Corporation, as defined by the government of Canada, and the Company is no longer eligible for the expenditure refund program. However, it is eligible for a tax credit of 15% on qualified SRED expenditures.  Unused SRED tax credits can be carried back three years or forward for 20 years.

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

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Intangible assets subject to amortization, including those acquired in business combinations were as follows (amounts in thousands):

	September 30, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$1,133	$4,593
Customer relationships	2,556	506	2,050
Other	186	26	160
Total	$8,468	$1,665	$6,803

	December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$60	$5,666
Customer relationships	2,556	27	2,529
Other	165	5	160
Total	$8,447	$92	$8,355

Developed technology primarily consisted of MoSys’ products that have reached technological feasibility and primarily relate to its memory semiconductor products and technology. The value of the developed technology was determined by discounting estimated net future cash flows of these products. The Company is amortizing the developed technology on a straight-line basis over four years. Amortization related to developed technology of $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, has been included in cost of net revenue in the condensed consolidated statements of operations and comprehensive loss.

Customer relationships relate to the Company's ability to sell existing and future versions of products to MoSys’ customers existing at the time of the arrangement. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer relationships. The Company is amortizing customer relationships on a straight-line basis over an estimated life of 4 years. Amortization related to customer relationships of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, has been included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Amortization expense was $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively. There was no material amortization expense for the three and nine months ended September 30, 2021.

As of September 30, 2022, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year ending December 31,
2022	$526
2023	2,099
2024	2,099
2025	2,011
2026	28
2027	10
Thereafter	30
$6,803

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

To date, as of September 30, 2022, the Company has not identified any goodwill impairment. However, current macroeconomic conditions, which have been impacted by the COVID-19 pandemic and inflation, could negatively impact our business and stock price and trigger the Company to test for impairment. The Company will continue to evaluate for impairment indicators, as necessary, on a quarterly basis.

.

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

Deferred Cost of Net Revenue

During the three months ended September 30, 2022, the Company had $1.1 million of product shipments for which the revenue recognition criteria under ASC 606 had not been met.  Accordingly, the Company has deferred the cost of net revenue associated with these shipments, and the amount deferred has been presented as deferred cost of net revenue in the condensed consolidated balance sheets.

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of September 30, 2022 and December 31, 2021, contract liabilities were in a current position and included in deferred revenue.

During the nine months ended September 30, 2022, the Company recognized approximately $156,000 of revenue that had been included in deferred revenue as of December 31, 2021.

See Note 7 for disaggregation of revenue by geography.

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

Starting in 2020, certain Canadian businesses, which experienced a drop in revenue during the COVID-19 pandemic, became eligible for rent and wage subsidies from the Canadian government. The Company’s subsidiary, Peraso Tech, began receiving subsidies on a monthly basis beginning in the fourth quarter of 2020 and ending in the fourth quarter of 2021.

During the nine months ended September 30, 2021, the Company recognized payroll subsidies of $1,102,616 as a reduction in the associated wage costs and rent subsidies of $195,995 as a reduction of operating expenses in the condensed consolidated statement of operations.

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

Per-Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of exchangeable shares and shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive exchangeable and common shares outstanding during the period. Potentially dilutive common shares consist of incremental exchangeable shares and shares of common stock issuable upon the achievement of escrow terms, exercise of stock options, vesting of stock awards and exercise of warrants.

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	September 30,
	2022	2021
Escrow shares - exchangeable shares	1,313	—
Escrow shares - common stock	502	—
Options to purchase common stock	1,514	1,034
Unvested restricted common stock units	1,229	—
Convertible debt	—	5,500
Common stock warrants	134	508
Total	4,692	7,042

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company does not expect that the adoption of ASU No. 2016-13 will have a significant impact on the Company's consolidated financial statements.

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

Note 2: Business Combination

Arrangement

As discussed in Note 1, on September 14, 2021, the Company and its newly formed subsidiaries, Callco and Canco, entered into the Arrangement Agreement with Peraso Tech. Prior to the Arrangement, as a fabless semiconductor company, the Company’s primary focus was the manufacture and sale of high-performance memory semiconductor devices for a wide range of markets. Peraso Tech was also a fabless semiconductor company specializing in the development of mmWave technology, including 60GHz and 5G products, and deriving revenue from selling semiconductor devices, proprietary modules based on its semiconductor devices and performance of non-recurring engineering services. The primary reason for the business combination was to produce a larger fabless semiconductor company with greater size and scale with access to the public capital markets for the benefit of the stockholders of both companies.

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

The Exchangeable Share structure is commonly used for cross-border transactions of this nature so as to provide non-tax-exempt Canadian shareholders with the same economic rights and benefits as holders of the Company’s shares into which the Exchangeable Shares are exchangeable, while allowing those Canadian shareholders to benefit from the tax-rollover available on the issuance of the Exchangeable Shares. In general terms, by choosing to acquire Exchangeable Shares from Canco, such a former Peraso Tech shareholder was able to rely on a rollover rule in the Income Tax Act (Canada) in order to defer any capital gain that he/she/it would have otherwise realized.

Callco was incorporated to exercise the call rights, while Canco was incorporated to acquire the shares of Peraso Tech from Canadian shareholders that wished to receive Exchangeable Shares as consideration, so it was a tax deferred transaction for such Canadian shareholders. The use of a separate entity, Callco, helps maximize cross border paid-up capital, which represents the amount that can generally be distributed free of Canadian withholding tax. The call rights also allow Callco to “purchase” the Exchangeable Shares rather than having them redeemed by Canco on a redemption or retraction or in connection with a liquidity event, thus avoiding the adverse deemed dividend tax consequences to shareholders that may arise from a redemption or retraction of Exchangeable Shares.

Holders of Exchangeable Shares have the right at any time (the Retraction Right) to retract or redeem any or all of the Exchangeable Shares owned by them for an amount per share equal to the market price of a share of the Company’s common stock plus the full amount of all declared and unpaid dividends on such Exchangeable Share (the Exchangeable Share Purchase Price). The Exchangeable Share Purchase Price is payable only by the Company delivering or causing to be delivered to the relevant holder one share of the Company’s common stock for each Exchangeable Share purchased plus a cash amount equal to the amount of any accrued and unpaid dividends on such Exchangeable Share. The Company and Callco each have an overriding right, in the event that a holder of Exchangeable Shares exercises its Retraction Right, to redeem from such holder all, but not less than all, of the Exchangeable Shares tendered for redemption.

The Exchangeable Shares are subject to redemption by the Company, Callco and Canco at the Exchangeable Share Purchase Price, on the “Redemption Date,” which date shall be no earlier than the seventh anniversary of the date on which Exchangeable Shares are first issued, unless: (a) less than 10% of the aggregate number of Exchangeable Shares issued remain outstanding; (b) there is a change in control of the Company (defined generally as (i) any merger, amalgamation, arrangement, takeover bid or tender offer, material sale of shares or rights or interests that results in the holders of outstanding voting securities of the Company directly or indirectly owning, or exercising control or direction over, voting securities representing less than 50% of the total voting power of all of the voting securities of the surviving entity; or (ii) any sale or disposition of all or substantially of the Company’s assets), and (c) upon the occurrence of certain other events. The Exchangeable Share Purchase Price is payable only by the Company delivering or causing to be delivered to the relevant holder one share of the Company’s common stock for each Exchangeable Share purchased plus a cash amount equal to the amount of any accrued and unpaid dividends on such Exchangeable Share.

In the event of the liquidation, dissolution or winding-up of Canco, holders of Exchangeable Shares have the right to receive in respect of each Exchangeable Share held by such holder, an amount per share equal to the Exchangeable Share Purchase Price, which shall be satisfied in full by Canco by delivering to such holder one Company Share, plus an amount equal to the Dividend Amount. The Company and Callco each have an overriding right to purchase from all holders all but not less than all of the Exchangeable Shares upon the occurrence of such events.

In addition, the Company and Callco have the right to purchase all outstanding Exchangeable Shares at the Exchangeable Share Purchase Price if there is a change of law that permits holders of Exchangeable Shares to exchange their Exchangeable Shares for shares of common stock on a basis that will not require holders to recognize any gain or loss or any actual or deemed dividend for Canadian tax purposes.

The holders of Exchangeable Shares have an “automatic exchange right” in the event of any insolvency, liquidation, dissolution or winding-up or in general, related proceedings, of the Company for an amount per share equal to the Exchangeable Share Purchase Price.

It is expected that Callco will exercise its call rights, as that is more beneficial to the holders of the Exchangeable Shares. Once Callco acquires the Exchangeable Shares from a holder, it (Callco and the Company) is obligated to deliver the Company shares to the holder. Callco discharges this obligation by arranging for the Company to issue and deliver those shares to the holders on behalf of Callco. As consideration for satisfying the delivery obligation, Callco would issue its own shares to the Company.

There are no cash redemption features, as all redemption and exchange scenarios are payable in a share of the Company’s common stock. Neither Canco, Callco, or the Company assume any tax liabilities of a former Peraso Tech shareholder who acquired Exchangeable Shares under the plan of arrangement. The purchase price computed upon the exercise of rights pertaining to retraction, redemption, or liquidation, or otherwise giving rise to a purchase or cancellation of an Exchangeable Share, will, in all cases, consist of a 1:1 exchange involving the Company’s common stock, regardless of the market price of a share of the Company’s common stock.

In connection with the Arrangement, on December 15, 2021, the Company filed the Certificate of Designation of Series A Special Voting Preferred Stock (the Certificate) with the Secretary of State of the State of Delaware to designate Series A Special Voting Preferred Stock (the Special Voting Share) in accordance with the terms of the Arrangement Agreement in order to enable the holders of Exchangeable Shares to exercise their voting rights. The Special Voting Share was issued to a third-party administrative agent (the Agent) solely to facilitate the exercise of rights by holders of Exchangeable Shares. The rights of the Agent, as holder of the Special Voting Share, are limited to effecting the rights of the holders of the Exchangeable Shares; the Special Voting Share does not confer any independent rights to the Agent. Under the Certificate, when all of the Exchangeable shares have been converted into shares of the Company’s common stock, the Special Voting Share shall be automatically cancelled and shall not be reissued. Each Exchangeable Share is exchangeable for one share of common stock of the Company and while outstanding, the Special Voting Share enables holders of Exchangeable Shares to cast votes on matters for which holders of the common stock are entitled to vote, and by virtue of the share terms relating to the Exchangeable Shares, enable the Exchangeable Shares to receive dividends that are economically equivalent to any dividends declared with respect to the shares of common stock. As the Special Voting Share does not participate in dividends (only the Exchangeable Shares participate in dividends) and is not entitled to participate in the residual interest of the Company, it is not classified as an equity instrument in the Company’s financial statements.

The Exchangeable Shares, which can be converted into common stock at the option of the holder and have the same voting and dividend rights as common stock, are similar in substance to shares of common stock. Further, Canco and Callco are non-substantive entities, which are looked through with the Exchangeable Shares being, in substance, common stock of the Company. Therefore, the Exchangeable Shares have been included in the determination of outstanding common stock. The Special Voting Share was issued to a third-party administrative agent (the Agent) solely to facilitate the exercise of rights by holders of Exchangeable Shares, The rights of the Agent, as holder of the Special Voting Share, are limited to effecting the rights of the holders of the Exchangeable Shares; the Special Voting Share does not confer any independent rights to the Agent. Under the Certificate, when all of the Exchangeable shares have been converted into shares of the Company’s common stock, the Special Voting Share shall be automatically cancelled and shall not be reissued.

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
$37,627

Unaudited pro forma results of operations for the three and nine months ended September 30, 2021 are included below as if the business combination occurred on January 1, 2021.  This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Peraso Tech been acquired at the beginning of 2021, nor does it purport to represent results of operations for any future periods.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2021
Revenue	$3,354	$7,659
Net loss	$(5,535)	$(17,695)

Note 3: Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	September 30, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Cash and cash equivalents	$2,852	$—	$—	$2,852
Short-term investments	1,107	—	(36)	1,071
	$3,959	$—	$(36)	$3,923

	December 31, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,893	$—	$—	$5,893
Short-term investments	9,276	—	(9)	9,267
Long-term investments	2,935	—	(7)	2,928
	$18,104	$—	$(16)	$18,088

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$72	$72	$—	$—
Corporate notes and commercial paper	$1,071	$—	$1,071	$—
	$1,143	$72	$1,071	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,159	$1,159	$—	$—
Corporate notes and commercial paper	$12,195	$—	$12,195	$—

There were no transfers in or out of Level 1 and Level 2 securities during the nine months ended September 30, 2022 or December 31, 2021.

Note 4. Balance Sheet Detail

Inventories

	September 30,	December 31,
	2022	2021
	(in thousands)
Raw materials	$1,416	$879
Work-in-process	2,728	2,170
Finished goods	1,127	775
	$5,271	$3,824

Note 5. Revision of Prior Period Financial Statements

Prior to April 1, 2022, the Company classified amortization expense related to the developed technology and customer relationships intangible assets within R&D in its condensed consolidated statements of operations and comprehensive loss. Amortization expense on the developed technology intangible asset is now classified within cost of net revenue, and amortization expense on customer relationships is now classified in SG&A. Prior period amounts have been conformed to the current period presentation. The reclassification had no impact on the Company's net loss or cash flows for the three months ended March 31, 2022 and nine months ended September 30, 2022.

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

The following table provides the details of right-of-use assets and lease liabilities as of September 30, 2022 (in thousands):

Nine Months Ended
September 30, 2022
Right-of-use assets:
Operating leases	$957
Finance lease	224
Total right-of-use assets	$1,181
Lease liabilities:
Operating leases	$954
Finance lease	233
Total lease liabilities	$1,187

Future minimum payments under the leases at September 30, 2022 are listed in the table below (in thousands):

Year ending December 31,
2022	$67
2023	742
2024	216
2025	132
2026	106
2027	67
Total future lease payments	1,330
Less: imputed interest	(143)
Present value of lease liabilities	$1,187

The following table provides the details of supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$504	$273

Rent expense was approximately $0.2 million for each of the three-month periods ended September 30, 2022 and 2021.  Rent expense was approximately $0.5 million for the nine months ended September 30, 2022 and $0.3 million for the nine months ended September 30, 2021. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the nine months ended September 30, 2022 and 2021.

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

The Company recognized revenue from shipments of product, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
North America	$1,918	$984	$7,158	$1,145
Hong Kong	447	1,027	1,328	2,057
Taiwan	131	(2)	646	586
Japan	368	—	905	—
Rest of world	430	9	944	28
Total net revenue	$3,294	$2,018	$10,981	$3,816

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Customer A	24%	*	24%	*
Customer B	22%	14%	28%	*
Customer C	14%	45%	12%	48%
Customer D	*	*	*	15%
Customer E	*	33%	*	18%

*	Represents less than 10%

As of September 30, 2022, two customers accounted for 60% of accounts receivable, and the Company recorded a provision for doubtful accounts of $683,000 against one of the customer’s receivables. Three customers accounted for 96% of accounts receivable as of December 31, 2021.

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2015 to 2020 may be subject to examination by the Internal Revenue Service, California and other states. Returns filed in foreign jurisdictions may be subject to examination for the years 2011 to 2020.  As of September 30, 2022, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

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

Stock-Based Compensation Expense

The Company reflected compensation costs of $3.4 million and $3.5 million related to the vesting of stock options during the nine-month periods ended September 30, 2022 and 2021, respectively. At September 30, 2022, the unamortized compensation cost was approximately $8.9 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.3 years. The Company reflected compensation costs of $1.0 million and zero related to the vesting of restricted stock options during the nine months ended September 30, 2022 and 2021, respectively.   The unamortized compensation cost at September 30, 2022 was $2.3 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 2.3 years.

Valuation Assumptions and Expense Information for Stock-Based Compensation

There were no stock options granted or exercised during the nine months ended September 30, 2022. There were no stock options granted and stock options were exercised for 452 shares of common stock during the nine months ended September 30, 2021.

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

The following table summarizes the activity in the shares available for grant under the Plans during the nine months ended September 30, 2022 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2021	3,024	1,558	$3.49
Options cancelled	—	(13)	$10.98
Balance as of March 31, 2022	3,024	1,545	$3.43
RSUs granted	(1,511)	—	$-
RSUs cancelled and returned to the Plan	43	—	$-
Options cancelled	—	(8)	$2.63
Balance as of June 30, 2022	1,556	1,537	$3.43
RSUs granted	(67)	—	$-
RSUs cancelled and returned to the Plan	103	—	$-
Options cancelled	—	(23)	$2.57
Balance as of September 30, 2022	1,592	1,514	$3.39

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2021	88	$4.84
Vested	(13)	$3.70
Non-vested shares as of March 31, 2022	75	$5.67
Granted	1,511	—
Vested	(271)	$2.49
Cancelled	(12)	—
Non-vested shares as of June 30, 2022	1,303	$2.28
Granted	67	—
Vested	(38)	$2.45
Cancelled	(103)	—
Non-vested shares as of September 30, 2022	1,229	$2.27

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2022 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	1,502	7.89	$2.65	865	$2.52	$10
$15.00 - $25.59	5	0.98	$17.12	5	$17.12	$—
$25.60 - $143.99	1	3.89	$101.27	1	$101.27	$—
$144.00 - $409.99	5	3.74	$144.00	5	$144.00	$—
$410.00 - $924.00	1	1.95	$410.00	1	$410.00	$—
$1.57 - $924.00	1,514	7.85	$3.39	877	$3.81	$10

Note 10. Equity

Warrants

As of September 30, 2022, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	101	$2.40	October 2023

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

Interest expense of $870,212 for the three months ended September 30, 2021 consisted of i) $625,913 of amortization of debt discount, ii) $212,971 of interest expense on convertible debt, which was outstanding and retired in 2021, and iii) $31,328 of interest expense on the SRED financing. Interest expense of $2,170,059 for the nine months ended September 30, 2021 consisted of i) $1,510,368 of amortization of debt discount, ii) $522,274 of interest expense on convertible debt, which was outstanding and retired in 2021, and iii) $137,417 of interest expense on the SRED financing.

Note 12. Related Party Transactions

A family member of one of the Company’s executive officers serves as a consultant to the Company. During the nine months ended September 30, 2022 and 2021, the Company paid approximately $126,800 and $153,100, respectively, to the consultant. Additionally, a family member of one of the Company’s executive officers is an employee of the Company. During the nine months ended September 30, 2022, the Company paid approximately $127,500 to the employed family member, which includes the aggregate grant date fair value, as determined pursuant to FASB ASC Topic 718, of an RSU awarded in April 2022. During the nine months ended September 30, 2021, the Company paid approximately $69,000 to the employed family member.

Note 13. License and Asset Sale Transaction

On August 5, 2022, the Company entered into a Technology License and Patent Assignment Agreement (the Intel Agreement) with Intel Corporation (Intel), pursuant to which Intel: (i) licensed from the Company, on an exclusive basis, certain software and technology assets related to the Company’s Stellar packet classification intellectual property, including its graph memory engine technology, and any roadmap variant, in the form existing as of the date of the Agreement (the Licensed Technology); (ii) acquired from the Company certain patent applications and patents owned by the Company; and (iii) assumed a professional services agreement, dated March 24, 2020, between Fabulous Inventions AB (Fabulous) and the Company (the Fabulous Agreement), pursuant to which, among other things, the Company licensed from Fabulous certain technology incorporated into the Licensed Technology.

As consideration for the Company to enter into the Agreement, Intel agreed to pay the Company $3,062,500 at the closing of the transaction (the Closing) and $437,500 (the Holdback) upon the satisfaction by the Company, as mutually agreed upon by the parties in good faith, of certain release criteria set forth in the Agreement relating to various due diligence activities of Intel regarding the Licensed Technology (the Release Criteria). Intel and the Company agreed to work together in good faith so as to ensure that the Release Criteria is satisfied by the Company no later than six months following the Closing.

The Company determined that the license and asset sale did not qualify as a sale of a business, but as a sale of a non-financial asset, with the resultant gain recorded as income from operations in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. During the three months ended September 30, 2022, the Company recognized a $2.6 million gain on this transaction, net of transaction costs, which was recorded as a reduction of operating expenses in the condensed consolidated statements of operations and comprehensive loss.  Any gain related to the Holdback will be recorded when the Release Criteria have been satisfied, which is expected to be within six months of August 5, 2022.

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

We also have a memory product line, marketed under the Accelerator Engine name, which includes our Bandwidth Engine IC products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient, serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance.  As we are not developing new memory products, from a product development perspective, we continue to leverage our current technologies and core competencies to expand our product offerings without incurring significant additional research and development (R&D) expenses.

We incurred net losses of approximately $16.6 million for the nine months ended September 30, 2022 and $10.9 million for the year ended December 31, 2021, and we had an accumulated deficit of approximately $133.8 million as of September 30, 2022. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. We expect to continue to incur operating losses and will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. During the third quarter of 2022, the U.S. Federal Reserve continued to aggressively address elevated inflation by increasing interest rates. The U.S. Federal Reserve increased interest rates by 75 basis points in each of its meetings held in July, September and November 2022, with an additional increase forecasted for December 2022 as inflation remains elevated. Given current market conditions, we may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, there have been no material changes to our significant accounting policies and estimates.

Reclassifications

We previously classified intangible asset amortization expense related to the developed technology and customer relationships intangibles within research and development expenses (R&D) in our condensed consolidated statements of operations and comprehensive loss. Amortization expense on the developed technology intangible asset is now classified within cost of net revenue, and amortization expense on customer relationships is now classified in selling, general and administrative expenses (SG&A). Prior period amounts have been conformed to the current period presentation. See Notes 1 and 5 to the condensed consolidated financial statements for a discussion of the reclassifications.

Results of Operations

Net Revenue

	September 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Product -three months ended	$3,060	$1,389	$1,671	120%
Percentage of total net revenue	93%	69%
Product -nine months ended	$10,384	$3,016	$7,368	244%
Percentage of total net revenue	95%	79%

The following table details revenue by product category for the three and nine months ended September 30, 2022 (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
Product category	2022	2021	change	2022	2021	change
Memory ICs	$1,748	$—	$1,748	$5,528	$—	$5,528
mmWave ICs	533	1,033	(500)	1,699	2,651	(952)
mmWave modules	779	292	487	3,139	292	2,847
mmWave other products	—	64	(64)	18	73	(55)
	$3,060	$1,389	$1,671	$10,384	$3,016	$7,368

Product revenue increased for the three months ended September 30, 2022 compared with the same period of 2021 primarily due to the increase in the memory IC sales volumes due to the acquisition of this product line in December 2021 and the increase of the mmWave module sales volumes due to the roll-out of this product line in August 2021. As discussed elsewhere in this Report, for reverse-acquisition accounting purposes, Peraso Tech, was treated as the accounting acquirer, and MoSys was treated as the accounting acquiree. Accordingly, the results of operations discussed herein are a continuation of Peraso Tech’s historical financial results and exclude the results of operations of MoSys prior to December 17, 2021. The increase in memory IC sales volumes, which was due to the acquisition of this product line, resulted in a $1.7 million increase to revenue for the three months ended September 30, 2022, as compared to the prior year due to a 100% increase in sales volumes in 2022. Additionally, we began selling our mmWave module products during the second half of 2021, representing a 119% increase in sales volumes and an additional $0.5 million in revenue for the three months ended September 30, 2022. We have initiated price increases on certain of our module products in 2022. However, through September 30, 2022, we had not realized any material increase in revenue as a result of those price increases.

Product revenue increased for the nine months ended September 30, 2022 compared with the same period of 2021 primarily due to increase in the memory IC sales volumes due to the acquisition of this product line in December 2021 and the increase of mmWave module sales volumes due to the roll-out of this new product line in the second half of 2021. The increase in memory IC sales volumes resulted in a $5.5 million increase in revenues for the nine months ended September 30, 2022 as compared to prior year due to a 100% increase in sales volumes. Additionally, we began selling our mmWave module products during the second half of 2021 and realized a 100% increase in sales volumes in 2022, which contributed $2.8 million of increased revenue for the nine months ended September 30, 2022. We initiated price increases on certain of our module products in 2022. However, through September 30, 2022, we had not realized any material increase in revenue as a result of those price increases. These revenue increases were partially offset by a decrease of $1.0 million in sales of our mmWave IC products due to a 39% reduction in volumes shipped during the nine months ended September 30, 2022, compared with the same period in 2021. Although, stand-alone mmWave IC volumes decreased, shipments of our mmWave modules that include the mmWave ICs have increased, and each module we ship includes our mmWave ICs.  We began shipping modules, which include our mmWave IC in a chipset with an antenna, as it provides an integrated solution that we believe can shorten our revenue cycle by enabling our customers to accelerate time to production. In addition, we generate higher revenue from the sale of modules compared to sales of stand-alone ICs. Going forward, we expect sales of our mmWave ICs on a stand-alone basis to decline as a percentage of total product revenue, as we expect sales of our modules to be our primary source of revenue growth.

We expect revenues to increase for the remainder of 2022 and in 2023, as we expect increased sales of our mmWave products, including the benefits of price increases implemented in 2022, and will experience a full-year contribution of revenues from our memory products. We expect sales of our memory products to increase from a volume and revenue perspective over the next 12 months. However, our memory products have been in production since 2014, and, given that we have not developed new products, the long-term outlook for these products is uncertain. We have implemented modest price increases on our memory products that we expect to begin taking effect in the first half of 2023, and we expect these price increases to contribute to revenue growth in 2023. We expect sales of our mmWave modules to increase from a volume and revenue perspective over the next 12 months, as our primary sales focus is on obtaining new module customers. Our lead module customer has provided purchase orders and forecasts, which support our expected increases in volume and revenue from module shipments.  In addition, we expect meaningful contribution in 2023 from price increases that we implemented in 2022 on our module products.

.

	September 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Royalty and other -three months ended	$234	$629	$(395)	(63)%
Percentage of total net revenue	7%	31%
Royalty and other -nine months ended	$597	$800	$(203)	(25)%
Percentage of total net revenue	5%	21%

Royalty and other includes royalty, non-recurring engineering, services and licenses revenues. The decrease in royalty and other revenue for the three and nine months ended September 30, 2022 compared with the same period of 2021 was primarily due to a decrease in non-recurring engineering services revenue related to our mmWave technology, partially offset by full three and nine-month contributions of royalty revenues from licensees of our memory technology. As the reverse acquisition occurred on December 17, 2021, the results of operations for the three and nine months ended September 30, 2021 exclude all royalty revenue from licensing of memory technology.

Cost of Net Revenue and Gross Profit

	September 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$2,000	$919	$1,081	118%
Percentage of total net revenue	61%	46%
Cost of net revenue -nine months ended	$6,747	$1,973	$4,774	242%
Percentage of total net revenue	61%	52%

	September 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
Gross profit -three months ended	$1,294	$1,099	$195	18%
Percentage of total net revenue	39%	54%
Gross profit -nine months ended	$4,234	$1,843	$2,391	130%
Percentage of total net revenue	39%	48%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including amortization of intangible assets and depreciation of production-related fixed assets.

Cost of net revenue increased for the three and nine months ended September 30, 2022 when compared with the same period in 2021, primarily due to increased shipment volumes of our LineSpeed and Bandwidth Engine IC and mmWave module products. Our module products have higher cost of goods sold per unit and generate lower gross profit margin than our IC products.

Gross profit increased for the three and nine months ended September 30, 2022 compared with the same period of 2021 due to the increased product shipments. The decrease in our gross profit margin for the three and nine months ended September 30, 2022 compared with the prior year periods was primarily attributable to the increased volume shipments of our mmWave modules, which carry lower gross margins than our IC products.

 Research and Development

	September 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
R&D -three months ended	$4,509	$2,696	$1,813	67%
Percentage of total net revenue	137%	134%
Research and development -nine months ended	$15,636	$8,375	$7,261	87%
Percentage of total net revenue	142%	219%

Our R&D expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The increase for the three months ended September 30, 2022 compared with the same period of 2021 was primarily due to the inclusion of a full three months of expenses of $0.9 million related to the former operations of MoSys, amortization of acquired intangible assets from the reverse acquisition of $0.5 million, which closed on December 17, 2021, for the three and nine months ended September 30, 2022 and recognition of $0.5 million of Canadian government refundable tax credits and wage and rent subsidies during the first nine months of 2021 that reduced operating expenses.

The increase for the nine months ended September 30, 2022 compared with the same period of 2021 was primarily due to the inclusion of a full nine months of expenses of $3.8 million related to the former operations of MoSys, amortization of acquired intangible assets from the reverse acquisition of $1.5 million, which closed on December 17, 2021, and recognition of $1.8 million of Canadian government refundable tax credits and wage and rent subsidies during the first nine months of 2021 that reduced operating expenses.

We expect that total R&D expenses will increase in 2022 compared with 2021, as we will include the operations related to MoSys and increased development of our mmWave products and technologies, including our new 5G mmWave products. In addition, we do not expect to receive any Canadian government subsidies in 2022 that would reduce our R&D expenses.

Selling, General and Administrative

	September 30,		Change
	2022	2021	2021 to 2022
	(dollar amounts in thousands)
SG&A -three months ended	$3,353	$1,746	$1,607	92%
Percentage of total net revenue	102%	87%
SG&A -nine months ended	$8,938	$4,852	$4,086	84%
Percentage of total net revenue	81%	127%

SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of intangible assets.

The increase for the three months ended September 30, 2022 compared with the same period of 2021 was primarily due to the inclusion of $1.4 million of expense, which represented the inclusion of a full three months of expenses related to related to the former operations of MoSys, as a result of the reverse acquisition that closed in December 2021.  The increases were partially offset by a $0.5 million decrease in costs incurred during the three months ended September 30, 2021 related to the reverse acquisition.

The increase for the three and nine months ended September 30, 2022 compared with the same period of 2021 was primarily due to the inclusion of $4.2 million of expense, which represented the inclusion of a full nine months of expenses related to related to the former operations of MoSys, and recognition of Canadian government wage and rent subsidies during the first nine months of 2021 that reduced operating expenses. The increases were partially offset by a $1.1 million decrease in costs incurred during the nine months ended September 30, 2021 related to the reverse acquisition.

We expect that total SG&A expenses will increase in 2022 compared with 2021, as we will include the operations related to MoSys, and, in addition, we do not expect to receive any Canadian government subsidies in 2022 that would reduce our R&D expenses.

Interest expense

Interest expense incurred during the nine months ended September 30, 2021 related to our convertible debt and loans payable, which were repaid and/or converted into equity during 2021.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2022, we had cash, cash equivalents and investments of $3.9 million and working capital of $9.0 million.

Net cash used in operating activities was $13.4 million for the first nine months of 2022, which primarily resulted from our net loss of $17.8 million and $3.1 million in net changes in assets and liabilities, partially offset by non-cash charges of $2.3 million of depreciation and amortization, $4.4 million of stock based compensation, $0.7 million of allowance for doubtful accounts and $0.1 million for other non-cash items. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $7.1 million for the first nine months of 2021, which primarily resulted from our net loss of $13.4 million and a $0.1 million other non-cash items, which was offset by non-cash charges of $3.5 million of stock-based compensation, $0.8 million of depreciation and amortization expenses, $1.5 million amortization of debt discount, and $0.6 million of accrued interest.  The changes in assets and liabilities primarily related to the timing of accounts receivable collections and other vendor payables and prepayments.

Net cash provided by investing activities of $10.4 million for the nine months ended September 30, 2022 represented $11.5 million in proceeds from maturities of short-term investments, partially offset by $0.5 million purchases of short and long-term investments and $0.6 million of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2021 represented approximately $57,000 of purchases of property and equipment and $95,000 of intangible assets.

Net cash used in financing activities for the nine months ended September 30, 2022 consisted of taxes paid to net share settle equity awards.

Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of net proceeds received from an unsecured loan.

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

As of September 30, 2022, we had outstanding accounts receivable of $1.6 million, which included $0.7 million collectible from WeLink Communications LLC (WeLink), a customer that represented 28% of our revenue for the nine months ended September 30, 2022. During the three months ended September 30, 2022, we had $1.1 million of product shipments to WeLink for which the revenue recognition criteria under ASC 606 had not been met.  Accordingly, we deferred the cost of net revenue of $0.6 million associated with these shipments, and the amount deferred has been presented as deferred cost of net revenue in our condensed consolidated balance sheets.

Historically, we have collected all amounts due from WeLink, although generally not within contractual payment terms. As of September 30, 2022, we determined that an allowance for doubtful accounts of $0.7 million was warranted on the outstanding receivables from WeLink due to the delays in collecting from WeLink. The longer collection times have negatively impacted our liquidity and working capital.  No assurances can be given that we will be able to collect the receivables from WeLink in a timely manner, if at all. Recognition of additional bad debt expense, further delays in collecting accounts receivable or our inability to recognize the deferred cost of net revenues could have a material adverse effect on our financial condition, cash flows and results of operations.

Going Concern - Working Capital

We incurred net losses of approximately $17.8 million for the nine months ended September 30, 2022 and $10.9 million for the year ended December 31, 2021, and we had an accumulated deficit of approximately $135.0 million as of September 30, 2022.  These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through multiple offerings of common stock and issuance of convertible notes and loans to investors and affiliates.

We expect to continue to incur operating losses for the foreseeable future as we continue to secure new customers for and continue to invest in the development of our products, and we expect our cash expenditures to continue to exceed receipts for the foreseeable future, as our revenues will not be sufficient to offset our operating expenses.

We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. The condensed consolidated financial statements presented in Item 1 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.  There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If the Company is unsuccessful in these efforts, it will need to implement cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities. As further discussed in Note 11 to the condensed consolidated financial statements, in August 2022, we entered into an exclusive technology license and patent assignment agreement with Intel Corporation, under which we collected $3.1 million in August 2022 and expect to collect $0.4 million by early 2023. We expect this transaction to result in a reduction of operating expenses of approximately $2.7 million on annual basis.

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

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a discussion of recently-issued accounting pronouncements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the nine months ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

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

Our unaudited condensed consolidated financial statements as of September 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of September 30, 2022, we had cash, cash equivalents and investments of $3.9 million and an accumulated deficit of $135.0 million. We do not believe that our cash, cash equivalents and investments are sufficient to fund our operations for the next 12 months. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.  As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

We recorded net losses of approximately $17.8 million and $10.9 million for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we will need to raise additional capital to meet our cash requirements for the next 12 months, which may or may not be available to us at all or only on unfavorable terms.

We have significant accounts receivable from a significant customer and collectability is uncertain.

As of September 30, 2022, we had outstanding accounts receivable of $1.6 million, which included $0.7 million collectible from WeLink, a customer that represented 28% of our revenue for the nine months ended September 30, 2022. During the three months ended September 30, 2022, we had $1.1 million of product shipments to WeLink for which the revenue recognition criteria had not been met.  Accordingly, we deferred the cost of net revenue of $0.6 million associated with these shipments. Historically, we have collected all amounts due from WeLink, although generally not within contractual payment terms. As of September 30, 2022, we determined that an allowance for doubtful accounts of $0.7 million was warranted on certain outstanding receivables from WeLink due to the collection delays. The longer collection times have negatively impacted our liquidity and working capital.  No assurances can be given that we will be able to collect the receivables from WeLink in a timely manner, if at all. Recognition of additional bad debt expense, further delays in collecting accounts receivable or our inability to recognize the deferred cost of net revenues could have a material adverse effect on our financial condition, cash flows and results of operations

The invasion of Ukraine by Russia could negatively impact our business.

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

If our goodwill or intangible assets become impaired, we would be required to record a charge to earnings.

We review our goodwill and intangible assets for impairment when events or changes in circumstances, such as a decline in our stock price and/or market capitalization, indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. If our goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We would be required to record an impairment charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations.

ITEM 6. Exhibits

(a)	Exhibits
	10.1*+	Technology License and Patent Assignment Agreement By and Between Intel Corporation and Peraso Inc. dated August 5, 2022
	31.1*	Rule 13a-14 certification
	31.2*	Rule 13a-14 certification
	32.1**	Section 1350 certifications
101*

The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on November 14, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

	104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

+ Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

**Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2022		PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James W. Sullivan
James W. Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)