Form 10-Q
period 2023-03-31
Peraso Inc.
filed 2023-05-15
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-32929

PERASO INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0291941
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 8,796,791 as of May 8, 2023.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 15,730,175 as of May 8, 2023.

PERASO INC.

FORM 10-Q

March 31, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$805	$1,828
Short-term investments	587	1,078
Accounts receivable, net	2,881	3,244
Inventories	4,853	5,348
Deferred cost of net revenue	—	600
Prepaid expenses and other	742	615
Total current assets	9,868	12,713

Property and equipment, net	2,078	2,225
Intangible assets, net	5,754	6,278
Right-of-use lease asset, net	986	1,147
Other	122	123
Total assets	$18,808	$22,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,364	$1,844
Accrued expenses and other	1,366	1,817
Deferred revenue	244	332
Short-term lease liabilities	579	687
Total current liabilities	3,553	4,680

Long-term lease liabilities	404	470
Warrant liability	1,421	2,079
Total liabilities	5,378	7,229

Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized; and one share issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 14,580 shares and 14,270 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	15	14
Exchangeable shares, no par value; unlimited shares authorized; 8,797 shares and 9,107 shares outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	166,171	164,865
Accumulated other comprehensive loss	(11)	(25)
Accumulated deficit	(152,745)	(149,597)
Total stockholders’ equity	13,430	15,257
Total liabilities and stockholders’ equity	$18,808	$22,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Net revenue
Product	$4,888	$3,204
Royalty and other	145	199
Total net revenue	5,033	3,403
Cost of net revenue	3,106	1,948
Gross profit	1,927	1,455
Operating expenses
Research and development	3,887	5,486
Selling, general and administrative	2,242	2,705
Gain on license and asset sale	(406)	—
Total operating expenses	5,723	8,191
Loss from operations	(3,796)	(6,736)
Change in fair value of warrant liability	658	—
Other expense, net	(10)	(18)
Net loss	$(3,148)	$(6,754)

Other comprehensive loss, net of tax:
Net unrealized gain (loss) on available-for-sale securities	14	(37)
Comprehensive loss	$(3,134)	$(6,791)

Net loss per share
Basic and diluted	$(0.15)	$(0.34)
Shares used in computing net loss per share
Basic and diluted	21,561	19,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A Special							Accumulated
	Voting				Exchangeable		Additional	Other
	Preferred Stock		Common Stock		Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2022	—	$—	14,270	$14	9,107	$—	$164,865	$(25)	$(149,597)	$15,257
Exchange of exchangeable shares			310	1	(310)		(1)			—
Stock-based compensation	—	—	—	—	—	—	1,307	—	—	1,307
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	(3,148)	(3,148)
Balance as of March 31, 2023	—	$—	14,580	$15	8,797	$—	$166,171	$(11)	$(152,745)	$13,430

	Series A Special							Accumulated
	Voting				Exchangeable		Additional	Other
	Preferred Stock		Common Stock		Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2021	—	$—	12,284	$12	9,295	$—	$159,256	$—	$(117,199)	$42,069
Issuance of common stock under stock plan, net	—	—	9	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	1,171	—	—	1,171
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	—	—	(6,754)	(6,754)
Balance as of March 31, 2022	—	$—	12,293	$12	9,295	$—	$160,418	$(37)	$(123,953)	$36,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,148)	$(6,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755	776
Stock-based compensation	1,307	1,171
Change in fair value of warrant liability	(658)	—
Allowance for bad debt	(183)	—
Accrued interest	(6)	22
Other	5	130
Changes in assets and liabilities:
Accounts receivable	546	331
Inventories	495	(698)
Prepaid expenses and other assets	474	(192)
Accounts payable	(480)	4
Right-of-use assets	165	121
Lease liabilities - operating	(147)	(107)
Deferred revenue and other liabilities	(539)	(544)
Net cash used in operating activities	(1,414)	(5,740)
Cash flows from investing activities:
Purchases of property and equipment	(84)	(76)
Purchases of intangible assets	—	(20)
Proceeds from maturities of marketable securities	500	4,240
Purchases of marketable securities	—	(497)
Net cash provided by investing activities	416	3,647
Cash flows from financing activities:
Taxes paid to net share settle equity awards	—	(9)
Repayment of financing lease	(25)	—
Net cash used in financing activities	(25)	(9)
Net decrease in cash and cash equivalents	(1,023)	(2,102)
Cash and cash equivalents at beginning of period	1,828	5,893
Cash and cash equivalents at end of period	$805	$3,791
Supplemental disclosure:
Recognition of right-of-use asset and lease liability	$—	$274
Unrealized gain/(loss) on securities	$14	$(37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

Peraso Inc. (the Company), formerly known as MoSys, Inc. (MoSys), was incorporated in California in 1991 and reincorporated in 2000 in Delaware. The Company is a fabless semiconductor company specializing in the development of millimeter wave (mmWave), which is generally described as the frequency band from 24 Gigahertz (GHz) to 300GHz, wireless technology. The Company also manufactures and sells high-performance memory semiconductor devices for a wide range of markets and receives royalties from licensees of its memory technology. The Company derives revenue from selling its semiconductor devices and antenna modules, performance of non-recurring engineering services and licensing of its technologies.

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $3.1 million for the three months ended March 31, 2023 and $32.4 million for the year ended December 31, 2022 and had an accumulated deficit of approximately $152.7 million as of March 31, 2023. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of common stock and issuance of convertible notes and loans to investors and affiliates.

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

COVID-19

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020.  Since March 2020, from time to time, this has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by U.S. and foreign government agencies to prevent disease spread, all of which are uncertain, out of the Company’s control, and cannot be predicted.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of lease obligations and long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates. The Company measures the fair value of its warrant liability using Level 3 inputs.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was approximately zero as of March 31, 2023 and approximately $183,000 as of December 31, 2022.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded write-downs of inventory of approximately $361,000 and $114,000 during the three months ended March 31, 2023 and 2022, respectively.

Tax Credits

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

The Company participates in the Canadian government’s Scientific Research and Experimental Development (SRED) Program, which uses tax incentives to encourage Canadian businesses to conduct research and development (R&D) in Canada. As a part of the program, the Company may be eligible for a tax credit of 15% on qualified SRED expenditures. Unused SRED tax credits can be carried back three years or forward for 20 years.

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

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Intangible assets subject to amortization, including those acquired in business combinations were as follows (amounts in thousands):

	March 31, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$(1,849)	$3,877
Customer relationships	2,556	(825)	1,731
Other	186	(40)	146
Total	$8,468	$(2,714)	$5,754

	December 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$(1,491)	$4,235
Customer relationships	2,556	(666)	1,890
Other	186	(33)	153
Total	$8,468	$(2,190)	$6,278

Developed technology primarily consisted of MoSys’ products that have reached technological feasibility and primarily relate to its memory semiconductor products and technology. The value of the developed technology was determined by discounting estimated net future cash flows of these products. The Company is amortizing the developed technology on a straight-line basis over four years. Amortization related to developed technology of $0.4 million for the three months ended March 31, 2023 has been included in cost of net revenue in the condensed consolidated statements of operations and comprehensive loss.

Customer relationships relate to the Company’s ability to sell existing and future versions of products to MoSys’ customers existing at the time of the arrangement. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer relationships. The Company is amortizing customer relationships on a straight-line basis over an estimated life of 4 years. Amortization related to customer relationships of $0.2 million for the three months ended March 31, 2023 has been included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Other amortization expense was approximately $7,000 for the three months ended March 31, 2023.

As of March 31, 2023, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year ending December 31,
2023	$1,575
2024	2,099
2025	2,011
2026	28
2027	10
Thereafter	31
$5,754

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

The Company generates revenue primarily from sales of integrated circuits and antenna module products, performance of engineering services and licensing of its intellectual property. Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Deferred cost of net revenue

During the three months ended September 30, 2022, the Company had $1.1 million of product shipments for which the revenue recognition criteria under ASC 606 had not been met. Accordingly, the Company deferred the cost of net revenue associated with these shipments, and the amount deferred was presented as deferred cost of net revenue in the condensed consolidated balance sheets. During the three months ended March 31, 2023, the Company recognized the associated revenue and cost of net revenue.

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of March 31, 2023 and December 31, 2022, contract liabilities were in a current position and included in deferred revenue.

During the three months ended March 31, 2023, the Company recognized approximately $88,000 of revenue that had been included in deferred revenue as of December 31, 2022.

See Note 5 for disaggregation of revenue by geography.

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

Stock-Based Compensation

The Company periodically issues stock options and restricted stock units to employees and non-employees. The Company accounts for such awards based on ASC 718, whereby the value of the award is measured on the date of award and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (Black Scholes) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods.

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	March 31,
	2023	2022
Escrow shares - exchangeable shares	1,313	1,313
Escrow shares - common stock	502	502
Options to purchase common stock	1,482	1,545
Unvested restricted common stock units	1,086	75
Common stock warrants	4,926	134
Total	9,309	3,569

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The adoption of ASU 2016-13 did not have a significant impact on the Company’s condensed consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 2: Fair Value of Financial Instruments

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	March 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$81	$—	$—	$—
Corporate notes and commercial paper	$587	$—	$587	$—

Liabilities:
Warrant	$1,421	$—	$—	$1,421

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$73	$—	$—	$—
Corporate notes and commercial paper	$1,078	$—	$1,078	$—

Liabilities:
Warrant	$2,079	$—	$—	$2,079

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represents the Company’s determination of fair value for its financial assets (cash equivalents and investments) (in thousands):

	March 31, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$805	$—	$—	$805
Short-term investments	573	14	—	587
	$1,378	$14	$—	$1,392

	December 31, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,828	$—	$—	$1,828
Short-term investments	1,103	—	(25)	1,078
	$2,931	$—	$(25)	$2,906

Warrant Classified as Liability

A warrant to purchase shares of our common stock at an exercise price of $1.00 per share (the Purchase Warrant) was issued on November 30, 2022 in conjunction with a registered direct offering to an institutional investor. The stock purchase agreement governing the Purchase Warrant provides for a value calculation for the Purchase Warrant using the Black Scholes model in the event of certain fundamental transactions (as defined in the stock purchase agreement). The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holder of the Purchase Warrant that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrant as a liability in its condensed consolidated balance sheets. The classification of the Purchase Warrant, including whether the Purchase Warrant should be recorded as liability or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the Purchase Warrant at March 31, 2023 was determined using the Black Scholes model with the following assumptions: (i) expected term based on the contractual term of 5.4 years, (ii) risk-free interest rate of 4.00%, which was based on a comparable US Treasury 5-year bond, (iii) expected volatility of 114% and (iv) an expected dividend of zero.

As of March 31, 2023, the Company had the following liability-classified warrant outstanding (amounts in thousands):

	Number of warrants on
	common shares	Amount
Balance as of December 31, 2021	—	$—
Recognition of warrant liability	3,675	3,674
Change in fair value of warrant	—	(1,595)
Balance as of December 31, 2022	3,675	2,079
Change in fair value of warrant	—	(658)
Balance as of March 31, 2023	3,675	$1,421

Note 3. Balance Sheet Detail

Inventories

	March 31,	December 31,
	2023	2022
	(in thousands)
Inventories:
Raw materials	$1,568	$1,279
Work-in-process	1,228	2,595
Finished goods	2,057	1,474
	$4,853	$5,348

Note 4. Commitments and Contingencies

Leases

The Company has facility leases that it accounts for under ASC 842, including the operating leases for its corporate headquarters facility in San Jose, California, and facilities in Toronto and Markham Ontario, Canada. The San Jose and Toronto leases expire in January 2024 and December 2023, respectively. In May 2022, the Company entered into a new lease for the facility in Markham with a 60-month term, which commenced June 21, 2022. The Markham landlord also provided a lease incentive of approximately $220,000 (the Incentive), which will be payable to the Company as follows: one-half of the Incentive payable subsequent to the completion of the improvements to the leased space and the second half-ratably on an annual basis commencing with the second year of the lease.

The initial right-of-use assets and corresponding liabilities of approximately $1.0 million for the San Jose and Markham facility leases were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities was 8%.

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

The following table provides the details of right-of-use assets and lease liabilities as of March 31, 2023 (in thousands):

Three Months Ended
March 31, 2023
Right-of-use assets:
Operating leases	$696
Finance lease	290
Total right-of-use assets	$986
Lease liabilities:
Operating leases	$692
Finance lease	291
Total lease liabilities	$983

Future minimum payments under the leases at March 31, 2023 are listed in the table below (in thousands):

Year ending December 31,	Operating leases
2023	$477
2024	263
2025	164
2026	107
2027	81
Total future lease payments	1,092
Less: imputed interest	(109)
Present value of lease liabilities	$983

The following table provides the details of supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$199	$129

Rent expense was approximately $0.2 million for the three-month period ended March 31, 2023. Rent expense was approximately $0.1 million for the three months ended March 31, 2022. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three months ended March 31, 2023 and 2022.

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

The Company recognized revenue from shipments of product, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
United States	$3,089	$2,375
Taiwan	1,429	312
China	146	290
Japan	12	293
Rest of world	357	133
Total net revenue	$5,033	$3,403

The following is a breakdown of product revenue by category (in thousands):

(amounts in thousands)	Three Months Ended March 31,
Product category	2023	2022	change
Memory ICs	$2,181	$1,908	273
mmWave ICs	1,479	488	991
mmWave antenna modules	1,224	808	416
mmWave other products	4	-	4
	$4,888	$3,204	$1,684

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended
	March 31,
	2023	2022
Customer A	27%	*
Customer B	25%	36%
Customer C	21%	24%
Customer D	13%	*

*	Represents less than 10%

As of March 31, 2023, three customers accounted for 77% of accounts receivable. Four customers accounted for 79% of accounts receivable as of December 31, 2022.

Note 6. Stock-Based Compensation

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

In connection with the Arrangement, the Company assumed the Peraso Technologies Inc. 2009 Share Option Plan (the 2009 Plan) and all outstanding options granted pursuant to the terms of the 2009 Plan. Each outstanding, unexercised and unexpired option under the 2009 Plan, whether vested or unvested, was assumed by the Company and converted into options to purchase shares of the Company’s common stock No further awards will be made under the 2009 Plan.

The 2009 Plan, the Amended 2010 Plan and the 2019 Plan are referred to collectively as the “Plans.”

Stock-Based Compensation Expense

The Company reflected compensation costs of $1.1 million related to the vesting of stock options during each of the three-month periods ended March 31, 2023 and 2022, respectively. At March 31, 2023, the unamortized compensation cost was approximately $6.6 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 1.6 years. The Company reflected compensation costs of $0.2 million and $0.1 million related to the vesting of restricted stock during the three months ended March 31, 2023 and 2022, respectively. The unamortized compensation cost at March 31, 2023 was $1.8 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 1.8 years. There were no stock options granted or exercised during the three months ended March 31, 2023 and 2022.

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

The following table summarizes the activity in the shares available for grant under the Plans during the three months ended March 31, 2023 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2022	1,556	1,499	$3.32
RSUs granted	(80)	—	$—
RSUs cancelled and returned to the Plans	51	—	$—
Options cancelled	—	(17)	$6.76
Balance as of March 31, 2023	1,527	1,482	$3.28

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2022	1,057	$2.06
Granted	80	$0.99
Vested	(51)	$2.07
Non-vested shares as of March 31, 2023	1,086	$1.98

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2023 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	1,472	7.41	$2.64	920	$2.60	$—
$15.00 - $25.59	4	0.49	$15.00	4	$15.00	$—
$25.60 - $143.99	1	1.43	$50.00	1	$50.00	$—
$144.00 - $409.99	4	3.19	$144.00	4	$144.00	$—
$410.00 - $924.00	1	1.45	$410.00	1	$410.00	$—
$1.57 - $924.00	1,482	7.38	$3.28	930	$3.60	$—

Note 7. Equity

Exchangeable Shares and Preferred Stock

As discussed in Note 1, on December 17, 2021, following the satisfaction of the closing conditions set forth in the Arrangement Agreement, the Arrangement was completed. Pursuant to the completion of the Arrangement, each Peraso Share that was issued and outstanding immediately prior to December 17, 2021 was converted into either newly issued shares of common stock of the Company or shares of Canco, which are exchangeable for shares of the Company’s common stock (Exchangeable Shares), at the election of each former Peraso Tech stockholder. Of the shares issued to the holders of Peraso Tech Shares, pursuant to the terms of the Agreement, the Company held in escrow an aggregate of 1,312,878 Exchangeable Shares and 502,567 shares of common stock (collectively, the Escrow Shares). The Escrow Shares are escrowed pursuant to the terms of an escrow agreement on a pro rata basis from the aggregate consideration received by the holders of Peraso Shares, subject to the offset by the Company for any losses in accordance with the Agreement. Such Escrow Shares shall be released, subject to any offset claim, upon the satisfaction of the earlier of: (a) any date following the first anniversary of December 17, 2021 and prior to December 17, 2024 where the volume weighted average price of the common stock for any 20 trading days within a period of 30 consecutive trading days is at least $8.57 per share, subject to adjustment for stock splits or other similar transactions; (b) the date of any sale of all or substantially all of the assets or shares of the Company; or (c) the date of any bankruptcy, insolvency, restructuring, receivership, administration, wind-up, liquidation, dissolution, or similar event involving the Company. All and any voting rights and other stockholder rights, other than with respect to dividends and distributions, with respect to the Escrow Shares are suspended until the Escrow Shares are released from escrow.

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

Warrants

As of March 31, 2023, the Company had the following equity-classified warrants outstanding (share amounts in thousands):

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

During the three months ended March 31, 2023, approximately 33,000 warrants expired.

Note 8. Related Party Transactions

A family member of one of the Company’s executive officers served as a consultant to the Company during 2022. During the three months ended March 31, 2022, the Company incurred consulting expenses of approximately $46,700 for the family member. Additionally, a family member of one of the Company’s executive officers is an employee of the Company. During the three months ended March 31, 2023 and 2022, the Company recorded compensation expense of approximately $27,800 and $25,600, respectively, for the employed family member.

Note 9. License and Asset Sale Transaction

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

The Company determined that the license and asset sale did not qualify as a sale of a business, but as a sale of a non-financial asset, with the resultant gain recorded as income from operations in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. During the year ended December 31, 2022, the Company recognized a $2.6 million gain on this transaction, net of transaction costs. During the three months ended March 31, 2023, Intel paid the Holdback, and the Company recognized a $0.4 million gain, net of transaction costs, which was recorded as a reduction of operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 10. Subsequent Events

Warrant Exercise

In April 2023, a warrant holder exercised its warrant and purchased 1,150,000 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock.

Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce the Company’s memory IC products. TSMC has informed the Company that TSMC would be discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture the Company’s memory ICs. As a result, effective May 1, 2023, the Company began informing its memory IC customers that the Company would be initiating an end-of-life, or EOL, of its memory IC products. The Company has notified its customers to provide purchase orders during 2023 that the Company expects to fulfill during 2024. However, the timing of EOL shipments will be dependent on deliveries from the Company’s suppliers, as well as the delivery schedules requested by customers.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising effort, the impacts of COVID-19 on our business, the effects of the Russia/Ukraine conflict, and inflation, which could cause customers to delay or reduce purchases of our products or delay payments to us, which would adversely affect our financial results, including cash flows, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our annual report on Form 10-K for the year ended December 31, 2022 and the risk factors described below under Item 1A of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

Our strategy and primary business objective is to be a profitable, IP-rich fabless semiconductor company offering integrated circuits, or ICs, antenna modules and related non-recurring engineering services. We specialize in the development of mmWave semiconductors, primarily in the unlicensed 60 GHz spectrum band for 802.11ad/ay compliant devices and in the 28/39 GHz spectrum bands for 5G-compliant devices. We derive our revenue from selling semiconductor devices, as well as antenna modules based on using those mmWave semiconductor devices. We have pioneered a high-volume mmWave production test methodology using standard low cost production test equipment. It has taken us several years to refine performance of this production test methodology, and we believe this places us in a leadership position in addressing operational challenges of delivering mmWave products into high-volume markets. The primary advantage provided by an antenna module is the silicon and the antenna are integrated into a single device. A differentiating characteristic of mmWave technology is that the radio frequency amplifiers must be as close as possible to the antenna to minimize loss, and by providing a module, we can guarantee the performance of the amplifier/antenna interface.

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

We incurred net losses of approximately $3.1 million for the three months ended March 31, 2023 and $32.4 million for the year ended December 31, 2022, and we had an accumulated deficit of approximately $152.7 million as of March 31, 2023. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC recently informed us that it would be discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, we have informed our memory IC customers that we are initiating an end-of-life, or EOL, of our memory IC products. We have notified our customers to provide purchase orders during 2023 that we expect to fulfill during 2024. We are requiring customers to pay a deposit upon purchase order placement to reserve supply and provide funding for our required inventory purchases. Under our EOL plan, we intend to complete all shipments of our memory products during 2024, and, as a result, we do not anticipate any shipments of our memory products after December 31, 2024. However, the timing of EOL shipments will be dependent on deliveries from our suppliers, as well as the delivery schedules requested by our customers.

COVID-19 and Russian Invasion of Ukraine

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. Since March 2020, from time to time, this has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. and foreign government agencies to prevent disease spread, all of which are uncertain, out of our control, and cannot be predicted.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates, as inflation remains elevated. Given current market conditions, we may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

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

We generate revenue primarily from sales of integrated circuits and antenna module products, performance of engineering services and licensing of its intellectual property. Revenues are recognized when control is transferred to customers in amounts that reflect the consideration we expect to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Royalty and other

Our licensing contracts typically provide for royalties based on the licensee’s use of our memory technology in the licensee’s commercial products. We estimate royalty revenue in the calendar quarter in which the licensee uses the licensed technology. Payments are received in the subsequent quarter. We also generate revenue from licensing our technology. We recognize license fees as revenue at the point of time when the control of the license has been transferred and we have no continuing performance obligations to the customer.

Engineering services revenue

Engineering and development contracts with customers generally contain a single performance obligation that is delivered over time. Revenue is recognized using an output method that is consistent with the satisfaction of the performance obligation as a measure of progress.

Deferred cost of net revenue

During the three months ended September 30, 2022, the Company had $1.1 million of product shipments for which the revenue recognition criteria under ASC 606 had not been met. Accordingly, the Company deferred the cost of net revenue associated with these shipments, and the amount deferred was presented as deferred cost of net revenue in the condensed consolidated balance sheets. During the three months ended March 31, 2023, the Company recognized the associated revenue and cost of net revenue.

Contract liabilities - deferred revenue

Our contract liabilities generally consist of advance customer payments and deferred revenue. We classify advance customer payments and deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. As of March 31, 2023, contract liabilities were in a current position and included in deferred revenue.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	March 31,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
Product -three months ended	$4,888	$3,204	$1,684	53%
Percentage of total net revenue	97%	94%

The following table details revenue by product category for the three months ended March 31, 2023 and 2022:

(amounts in thousands)	Three Months Ended March 31,
Product category	2023	2022	change
Memory ICs	$2,181	$1,908	273
mmWave ICs	1,479	488	991
mmWave antenna modules	1,224	808	416
mmWave other products	4	-	4
	$4,888	$3,204	$1,684

Product revenue increased for the three months ended March 31, 2023 compared with the same period of 2022 primarily due to recognition of revenue of approximately $1.1 million for shipments during the three months ended September 30, 2022 upon payment by the customer and satisfaction of the revenue recognition criteria. We initiated price increases on certain of our antenna module products in 2022, however, through March 31, 2023, we had not realized any material increase in revenue as a result of those price increases. The increase in memory IC sales was mainly due to larger shipments to one customer. In late 2022, we implemented modest price increases on our memory products, and, during the three months ended March 31, 2023, contributed $0.1 million to the revenue increase.

We expect sales of our mmWave products to increase from a volume and revenue perspective over the remainder of 2023, as compared with 2022, as our primary sales focus is on obtaining new mmWave customers. We expect sales of our memory products to decrease from a volume and revenue perspective during the remainder of 2023, as compared with 2022, based on current customer forecasts. Given the planned EOL discussed above, we do not expect revenue from these products beyond 2024.

	March 31,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
Royalty and other -three months ended	$145	$199	$(54)	(27)%
Percentage of total net revenue	3%	6%

Royalty and other includes royalty, non-recurring engineering, services and licenses revenues. The decrease in royalty and other revenue for the three months ended March 31, 2023 compared with the same period of 2022 was primarily due to a decrease in non-recurring engineering services revenue related to our mmWave technology, partially offset by royalty revenues from licensees of our memory technology.

Cost of Net Revenue and Gross Profit

	March 31,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$3,106	$1,948	$1,158	59%
Percentage of total net revenue	62%	57%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including amortization of intangible assets and depreciation of production-related fixed assets.

Cost of net revenue increased for the three months ended March 31, 2023 when compared with the same period in 2022, primarily due to increased shipment volumes of our memory and mmWave products.

	March 31,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
Gross profit -three months ended	$1,927	$1,455	$472	32%
Percentage of total net revenue	38%	43%

Gross profit increased for the three months ended March 31, 2023 compared with the same period of 2022 due to the increased product shipments. The decrease in our gross profit margin percentage for the three months ended March 31, 2023 compared with the prior year period was primarily attributable to the increased volume shipments of our mmWave products, which carry lower gross margins than our memory products.

Research and Development

	March 31,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
R&D -three months ended	$3,887	$5,486	$(1,599)	(29)%
Percentage of total net revenue	77%	161%

Our R&D expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for the three months ended March 31, 2023 compared with the same period of 2022 was primarily due to reduced salary and consulting costs. During the quarter ended December 31, 2022, we began implementing cost reductions including a reduction of employees and full-time-equivalent consulting positions, as well as targeted reductions in certain longer-term research and development projects. In August 2022, we entered into a Technology License and Patent Assignment Agreement, or the Agreement, with Intel Corporation, or Intel, and as a result we transferred certain employees and consultants to Intel. As a result of the Agreement and other cost reductions, our memory-related R&D expenses declined by approximately $1.0 million. In addition, during the three months ended March 31, 2022, we incurred a tape-out expense of $0.7 million for one of our mmWave ICs.

We expect that total R&D expenses will decrease in 2023 compared with 2022, as we began implementing cost reductions during the three months ended December 31, 2022. The reductions in R&D expense in 2023 will primarily result from our cost reduction initiatives.

Selling, General and Administrative

	March 31,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
SG&A -three months ended	$2,242	$2,705	$(463)	(17)%
Percentage of total net revenue	45%	79%

SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of intangible assets.

The decrease for the three months ended March 31, 2023 compared with the same period of 2022 was primarily related to cost reductions, which we initiated during the three months ended December 31, 2022. We expect that total SG&A expense will decrease for the remainder of 2023 compared with 2022 due to our cost reductions. The reductions in SG&A expense in 2023 will primarily result from lower headcount, including a reduction of employees and reductions of other discretionary operating expenses.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2023, we had cash, cash equivalents and investments of $1.4 million and working capital of $6.3 million.

Net cash used in operating activities was $1.4 million for the first three months of 2023, which primarily resulted from our net loss of $3.1 million, as adjusted for a $0.7 million non-cash gain on the change in fair value of warrant liability and $0.2 million of other non-cash changes, and partially offset by non-cash charges of $0.8 million of depreciation and amortization, $1.3 million of stock based compensation, and $0.5 million in net changes in assets and liabilities. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $5.7 million for the first three months of 2022, which primarily resulted from our net loss of $6.8 million and $1.1 million in net changes in assets and liabilities, partially offset by non-cash charges of $0.8 million of depreciation and amortization, $1.2 million of stock based compensation and a $0.2 million other non-cash changes. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash provided by investing activities of $0.4 million for the three months ended March 31, 2023 represented $0.5 million in proceeds from maturities of short-term investments, partially offset by $0.1 million of purchases of property and equipment.

Net cash provided by investing activities of $3.6 million for the three months ended March 31, 2022 represented $4.2 million in proceeds from maturities of short-term investments, partially offset by $0.5 million of purchases of short and long-term investments and $0.1 million of purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2023 consisted of repayment of financing lease liabilities.

Net cash provided by financing activities for the three months ended March 31, 2022 consisted of taxes paid to net share settle equity awards.

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

During the three months ended March 31, 2023, we collected approximately $2.0 million of amounts past due from a large customer of our mmWave products. The amounts collected included approximately $0.9 million of accounts receivable outstanding at September 30, 2022, for which we had established a $0.2 million allowance for doubtful accounts, and $1.1 million for shipments in September 2022 for which we had deferred revenue recognition.

Going Concern - Working Capital

We incurred net losses of approximately $3.1 million for the three months ended March 31, 2023 and $32.4 million for the year ended December 31, 2022, and we had an accumulated deficit of approximately $152.7 million as of March 31, 2023. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through offerings of equity and equity-linked securities, issuance of convertible notes and loans.

We expect to continue to incur operating losses for the foreseeable future as we continue to secure new customers for and continue to invest in the development of our products, and we expect our cash expenditures to continue to exceed receipts for the foreseeable future, as our revenues will not be sufficient to offset our operating expenses.

We will need to increase revenues beyond the levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn and recurring losses from operations, if we are unable to raise sufficient capital through additional equity or debt arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. The condensed consolidated financial statements presented in Part I, Item 1 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that such additional capital, whether in the form of equity or debt financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities. In August 2022, we entered into an exclusive technology license and patent assignment agreement with Intel Corporation, under which we collected $3.1 million in August 2022 and $0.4 million in January 2023. We expect this transaction to result in a reduction of operating expenses of approximately $2.7 million on annual basis. In November 2022, we completed a registered direct offering of common stock and warrants for net proceeds to us of approximately $2.1 million. Further, in February 2023, we announced that we had implemented cost-reduction initiatives to reduce operating expenses by approximately $5 million on an annualized basis.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed financial statements for the three months ended March 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. Other than as set forth below, there have been no material changes with respect to the risk factors disclosed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 29, 2022.

We intend to discontinue the production of our memory products

Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC has informed us that it will be discontinuing the foundry process used to produce the wafers necessary to produce our memory ICs. We are not in a position to transition wafer production to a new foundry and continue to manufacture these products. As a result, we have informed our customers that we are initiating an end-of-life, or EOL, of our memory IC products. We expect to fulfill product EOL orders during 2024, and we do not expect to ship any memory products after December 31, 2024. Our memory IC products represented over 50% of our revenues for the year ended December 31, 2022 and over 40% of our revenues for the three months ended March 31, 2023. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

ITEM 6. Exhibits

(a) Exhibits

31.1*	Rule 13a-14 certification
31.2*	Rule 13a-14 certification
32.1**	Section 1350 certifications
101*	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on May 15, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2023	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)