Form 10-Q
period 2023-06-30
Peraso Inc.
filed 2023-08-14
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 5,461,324 as of August 10, 2023.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,439,012 as of August 10, 2023.

PERASO INC.

FORM 10-Q

June 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,146	$1,828
Short-term investments	594	1,078
Accounts receivable, net	1,497	3,244
Inventories	5,160	5,348
Deferred cost of net revenue	—	600
Prepaid expenses and other	729	615
Total current assets	10,126	12,713

Property and equipment, net	1,850	2,225
Intangible assets, net	5,031	6,278
Right-of-use lease assets, net	820	1,147
Other	123	123
Total assets	$17,950	$22,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,142	$1,844
Accrued expenses and other	1,161	1,817
Deferred revenue	175	332
Short-term lease liabilities	464	687
Total current liabilities	2,942	4,680

Long-term lease liabilities	349	470
Warrant liabilities	3,618	2,079
Total liabilities	6,909	7,229

Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized; and one share issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 22,170 shares and 14,270 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	22	14
Exchangeable shares, no par value; unlimited shares authorized; 5,731 shares and 9,107 shares outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	167,854	164,865
Accumulated other comprehensive loss	(4)	(25)
Accumulated deficit	(156,831)	(149,597)
Total stockholders’ equity	11,041	15,257
Total liabilities and stockholders’ equity	$17,950	$22,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenue
Product	$2,235	$4,120	$7,123	$7,324
Royalty and other	168	164	313	363
Total net revenue	2,403	4,284	7,436	7,687
Cost of net revenue	1,795	2,799	4,901	4,747
Gross profit	608	1,485	2,535	2,940
Operating expenses
Research and development	3,668	5,643	7,555	11,127
Selling, general and administrative	1,977	2,878	4,219	5,585
Gain on license and asset sale	—	—	(406)	—
Total operating expenses	5,645	8,521	11,368	16,712
Loss from operations	(5,037)	(7,036)	(8,833)	(13,772)
Change in fair value of warrant liabilities	966	—	1,624	—
Other expense, net	(15)	(7)	(25)	(25)
Net loss	$(4,086)	$(7,043)	$(7,234)	$(13,797)

Other comprehensive loss, net of tax:
Net unrealized gain (loss) on available-for-sale securities	7	(4)	21	(41)
Comprehensive loss	$(4,079)	$(7,047)	$(7,213)	$(13,838)

Net loss per share
Basic and diluted	$(0.17)	$(0.33)	$(0.32)	$(0.64)
Shares used in computing net loss per share
Basic and diluted	24,338	21,636	22,442	21,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A Special Voting						Additional	Accumulated Other
	Preferred Stock		Common Stock		Exchangeable Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2022	—	$—	14,270	$14	9,107	$—	$164,865	$(25)	$(149,597)	$15,257
Exchange of exchangeable shares			310	1	(310)		(1)			—
Stock-based compensation	—	—	—	—	—	—	1,307	—	—	1,307
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	(3,148)	(3,148)
Balance as of March 31, 2023	—	—	14,580	15	8,797	—	166,171	(11)	(152,745)	13,430
Exchange of exchangeable shares	—	—	3,066	3	(3,066)	—	(3)	—	—	—
Issuance of common stock under stock plan, net	—	—	157	—	—	—	(36)	—	—	(36)
Sale of common stock and warrants	—	—	2,250	2	—	—	3,546	—	—	3,548
Issuance of common stock upon exercise of warrants	—	—	2,117	2	—	—	19	—	—	21
Initial recognition of fair value of warrant liability	—	—	—	—	—	—	(3,162)	—	—	(3,162)
Stock-based compensation	—	—	—	—	—	—	1,319	—	—	1,319
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	(4,086)	(4,086)
Balance as of June 30, 2023	—	$—	22,170	$22	5,731	$—	$167,854	$(4)	$(156,831)	$11,041

	Series A Special Voting						Additional	Accumulated Other
	Preferred Stock		Common Stock		Exchangeable Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2021	—	$—	12,284	$12	9,295	$—	$159,256	$—	$(117,199)	$42,069
Issuance of common stock under stock plan, net	—	—	9	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	1,171	—	—	1,171
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	—	—	(6,754)	(6,754)
Balance as of March 31, 2022	—	—	12,293	12	9,295	—	160,418	(37)	(123,953)	36,440
Issuance of common stock under stock plan, net	—	—	244	—	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	—	—	1,738	—	—	1,738
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(7,043)	(7,043)
Balance as of June 30, 2022	—	$—	12,537	$12	9,295	$—	$162,106	$(41)	$(130,996)	$31,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,234)	$(13,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,713	1,540
Stock-based compensation	2,626	2,909
Change in fair value of warrant liabilities	(1,624)	—
Allowance for bad debt	(154)	—
Accrued interest	(12)	13
Other	5	154
Changes in assets and liabilities:
Accounts receivable	1,900	(791)
Inventories	189	(561)
Prepaid expenses and other assets	485	(331)
Accounts payable	(702)	474
Right-of-use assets	332	256
Lease liabilities - operating	(285)	(242)
Deferred revenue and other liabilities	(813)	(1,186)
Net cash used in operating activities	(3,574)	(11,562)
Cash flows from investing activities:
Purchases of property and equipment	(91)	(342)
Purchases of intangible assets	—	(21)
Proceeds from maturities of marketable securities	500	9,434
Purchases of marketable securities	—	(497)
Net cash provided by investing activities	409	8,574
Cash flows from financing activities:
Proceeds from sale of common stock, net	3,570	—
Taxes paid to net share settle equity awards	(36)	(59)
Repayment of financing leases	(51)	(26)
Net cash provided by (used in) financing activities	3,483	(85)
Net increase (decrease) in cash and cash equivalents	318	(3,073)
Cash and cash equivalents at beginning of period	1,828	5,893
Cash and cash equivalents at end of period	$2,146	$2,820
Supplemental disclosure:
Initial recognition of warrant liability	$3,162	$—
Recognition of right-of-use asset and lease liability	$—	$995
Unrealized gain on securities	$21	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

Peraso Inc. (the Company), formerly known as MoSys, Inc. (MoSys), was incorporated in California in 1991 and reincorporated in 2000 in Delaware. The Company is a fabless semiconductor company and derives revenue from selling its semiconductor devices and antenna modules, performance of non-recurring engineering services and licensing of its technologies. The Company specializes in the development of millimeter wave (mmWave), which is generally described as the frequency band from 24 Gigahertz (GHz) to 300GHz, wireless technology. In addition, the Company also manufactures and sells high-performance memory semiconductor devices for a wide range of markets and receives royalties from licensees of its memory technology (see Note 10).

On September 14, 2021, the Company and its subsidiaries, 2864552 Ontario Inc. (Callco) and 2864555 Ontario Inc. (Canco), entered into an Arrangement Agreement (the Arrangement Agreement) with Peraso Technologies Inc. (Peraso Tech), a corporation existing under the laws of the province of Ontario, to acquire all of the issued and outstanding common shares of Peraso Tech (the Peraso Shares), including those Peraso Shares to be issued in connection with the conversion or exchange of secured convertible debentures and common share purchase warrants of Peraso Tech, as applicable, by way of a statutory plan of arrangement (the Arrangement) under the Business Corporations Act (Ontario). On December 17, 2021, following the satisfaction of the closing conditions set forth in the Arrangement Agreement, the Arrangement was completed and, the Company changed its name to “Peraso Inc.” and began trading on the Nasdaq Stock Market (the Nasdaq) under the symbol “PRSO.” For accounting purposes, Peraso Tech, the legal subsidiary, was treated as the accounting acquirer and the Company, the legal parent, was treated as the accounting acquiree. The transaction was accounted for as a reverse acquisition in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $7.2 million for the six months ended June 30, 2023 and $32.4 million for the year ended December 31, 2022 and had an accumulated deficit of approximately $156.8 million as of June 30, 2023. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of common stock and issuance of convertible notes and loans to investors and affiliates.

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

Cash Equivalents and Investments

The Company has invested its excess cash in money market accounts, certificates of deposit, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in the value judged to be other-than-temporary are included in the other income, net line item in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of lease obligations and long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates. The Company measures the fair value of its warrant liabilities using Level 3 inputs.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was approximately $30,000 as of June 30, 2023 and approximately $183,000 as of December 31, 2022.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company determined that it had excess and obsolete inventory, primarily related to its mmWave products, and recorded write-downs of inventory of approximately $629,000 and $160,000 during the six months ended June 30, 2023 and 2022, respectively. If the Company’s recognition of excess or obsolete inventory is, or if its estimates of inventory’s potential utility become, less favorable than currently expected, additional inventory write-downs may be required.

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

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Intangible assets subject to amortization, including those acquired in business combinations were as follows (amounts in thousands):

	June 30, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$(2,344)	$3,382
Customer relationships	2,556	(1,046)	1,510
Other	186	(47)	139
Total	$8,468	$(3,437)	$5,031

	December 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$(1,491)	$4,235
Customer relationships	2,556	(666)	1,890
Other	186	(33)	153
Total	$8,468	$(2,190)	$6,278

Developed technology primarily consisted of MoSys’ products that have reached technological feasibility and primarily relate to its memory semiconductor products and technology. The value of the developed technology was determined by discounting estimated net future cash flows of these products. The Company has revised the remaining estimated life to 18 months as a result of the end of life for our memory products (see Note 11). Amortization related to developed technology of $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively, has been included in cost of net revenue in the condensed consolidated statements of operations and comprehensive loss.

Customer relationships relate to the Company’s ability to sell existing and future versions of products to MoSys’ customers existing at the time of the arrangement. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer relationships. The Company has revised the remaining estimated life to 18 months as a result of the end of life announcement on May 1, 2023 (see Note 11). Amortization related to customer relationships of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, has been included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Other amortization expense was approximately $7,000 and $14,000 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2023, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year ending December 31,
2023	$1,645
2024	3,289
2025	28
2026	28
2027	10
Thereafter	31
$5,031

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

Deferred cost of net revenue

As of December 31, 2022, the Company had $1.1 million of product shipments for which the revenue recognition criteria under ASC 606 had not been met. Accordingly, the Company deferred the cost of net revenue associated with these shipments, and the amount deferred was presented as deferred cost of net revenue in the condensed consolidated balance sheets. During the six months ended June 30, 2023, the Company recognized the associated revenue and cost of net revenue.

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of June 30, 2023 and December 31, 2022, contract liabilities were in a current position and included in deferred revenue.

During the six months ended June 30, 2023, the Company recognized approximately $157,000 of revenue that had been included in deferred revenue as of December 31, 2022.

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

Stock-Based Compensation

The Company periodically issues stock options and restricted stock units to employees and non-employees. The Company accounts for such awards based on ASC 505 and ASC 718, whereby the value of the award is measured on the date of award and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (Black Scholes) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods.

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

Per-Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of exchangeable shares and shares of common stock outstanding during the period. In addition, the Company includes the number of shares of common stock issuable under pre-funded warrants as outstanding. Diluted net loss per share gives effect to all potentially dilutive exchangeable and common shares outstanding during the period. Potentially dilutive common shares consist of incremental exchangeable shares and shares of common stock issuable upon the achievement of escrow terms, exercise of stock options, vesting of stock awards and exercise of warrants.

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	June 30,
	2023	2022
Escrow shares - exchangeable shares	1,313	1,313
Escrow shares - common stock	502	502
Options to purchase common stock	1,473	1,537
Unvested restricted common stock units	942	1,303
Common stock warrants	9,490	134
Total	13,720	4,789

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU No. 2016-13 effective January 1, 2023, and the adoption did not have a significant impact on the Company’s condensed consolidated financial statement presentation or disclosures.

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

Note 2: Fair Value of Financial Instruments

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$82	$—	$—	$—
Corporate notes and commercial paper	$594	$—	$594	$—

Liabilities:
Warrant	$3,618	$—	$—	$3,618

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$73	$—	$—	$—
Corporate notes and commercial paper	$1,078	$—	$1,078	$—

Liabilities:
Warrants	$2,079	$—	$—	$2,079

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represents the Company’s determination of fair value for its financial assets (cash equivalents and investments) (in thousands):

	June 30, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,146	$—	$—	$2,146
Short-term investments	580	14	—	594
	$2,726	$14	$—	$2,740

	December 31, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,828	$—	$—	$1,828
Short-term investments	1,103	—	(25)	1,078
	$2,931	$—	$(25)	$2,906

Note 3. Balance Sheet Detail

Inventories

	June 30,	December 31,
	2023	2022
	(in thousands)
Inventories:
Raw materials	$617	$1,279
Work-in-process	2,448	2,595
Finished goods	2,095	1,474
	$5,160	$5,348

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

The following table provides the details of right-of-use assets and lease liabilities as of June 30, 2023 (in thousands):

June 30, 2023
Right-of-use assets:
Operating leases	$562
Finance lease	258
Total right-of-use assets	$820
Lease liabilities:
Operating leases	$554
Finance lease	259
Total lease liabilities	$813

Future minimum payments under the leases at June 30, 2023 are listed in the table below (in thousands):

Operating
Year ending December 31,	leases
2023	$283
2024	265
2025	166
2026	110
2027	83
Total future lease payments	907
Less: imputed interest	(94)
Present value of lease liabilities	$813

The following table provides the details of supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$403	$283

Rent expense was approximately $0.2 million for each of the three-month periods ended June 30, 2023 and 2022. Rent expense was approximately $0.4 million for each of the six-month periods ended June 30, 2023 and 2022. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the six months ended June 30, 2023 and 2022 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the six months ended June 30, 2023 and 2022.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory and computer-aided-design (CAD) software. At June 30, 2023, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.2 million and non-cancelable purchase orders for CAD software of $2.9 million.

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

The Company recognized revenue from shipments of product, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$1,421	$3,127	$4,510	$5,503
Taiwan	562	204	1,991	515
China	147	587	293	879
Japan	2	245	14	537
Rest of world	271	121	628	253
Total net revenue	$2,403	$4,284	$7,436	$7,687

The following is a breakdown of product revenue by category (in thousands):

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Product category	2023	2022	2023	2022
Memory ICs	$1,616	$1,872	$3,798	$3,781
mmWave ICs	559	678	2,038	1,165
mmWave antenna modules	60	1,552	1,283	2,360
mmWave other products	-	18	4	18
	$2,235	$4,120	$7,123	$7,324

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Customer A	46%	*	27%	*
Customer D	23%	*	26%	*
Customer B	*	36%	15%	31%
Customer C	*	14%	*	11%
Customer E	*	*	12%	*

*	Represents less than 10%

As of June 30, 2023, one customer accounted for 74% of accounts receivable. Four customers accounted for 79% of accounts receivable as of December 31, 2022.

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

Stock-Based Compensation Expense

The Company reflected compensation costs of $2.1 million and $2.2 million related to the vesting of stock options during each of the six-month periods ended June 30, 2023 and 2022, respectively. At June 30, 2023, the unamortized compensation cost was approximately $5.6 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 1.4 years. The Company reflected compensation costs of $0.5 million and $0.7 million related to the vesting of restricted stock during the six months ended June 30, 2023 and 2022, respectively. The unamortized compensation cost at June 30, 2023 was $1.6 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 1.6 years. There were no stock options granted or exercised during the six months ended June 30, 2023 and 2022.

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

The following table summarizes the activity in the shares available for grant under the Plans during the six months ended June 30, 2023 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2022	1,556	1,499	$3.32
RSUs granted	(80)	—	$—
RSUs cancelled and returned to the Plans	51	—	$—
Options cancelled	—	(17)	$6.76
Balance as of March 31, 2023	1,527	1,482	$3.28
RSUs granted	(69)	—	$—
RSUs cancelled and returned to the Plans	3	—	$—
Options cancelled	—	(9)	$2.92
Balance as of June 30, 2023	1,461	1,473	$3.22

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2022	1,057	$2.06
Granted	80	$0.99
Vested	(51)	$2.07
Non-vested shares as of March 31, 2023	1,086	$1.98
Granted	69	$0.52
Vested	(210)	$2.16
Cancels	(3)	$2.15
Non-vested shares as of June 30, 2023	942	$1.84

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2023 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	1,464	7.18	$2.64	987	$2.59	$—
$15.00 - $25.59	4	0.24	$15.00	4	$15.00	$—
$25.60 - $143.99	1	1.18	$50.00	1	$50.00	$—
$144.00 - $409.99	3	2.89	$144.00	3	$144.00	$—
$410.00 - $924.00	1	1.20	$410.00	1	$410.00	$—
$1.57 - $924.00	1,473	7.14	$3.22	996	$3.45	$—

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

June 2023 Registered Direct Offering

On May 31, 2023, the Company entered into a securities purchase agreement (the SPA) with an institutional investor (the Investor), pursuant to which the Company sold to the Investor, in a registered direct offering that closed on June 2, 2023, an aggregate of 2,250,000 shares of common stock at a purchase price of $0.70 per share. The Company also offered and sold to the Investor pre-funded warrants to purchase up to 3,464,286 shares of common stock (the 2023 PF Warrants). Each pre-funded warrant is exercisable for one share of common stock. The purchase price of each pre-funded warrant was $0.69, and the exercise price of each pre-funded warrant is $0.01 per share. The 2023 PF Warrants were immediately exercisable and may be exercised at any time until all of such pre-funded warrants are exercised in full. In June 2023, the Investor exercised a portion of the 2023 PF Warrants and purchased 967,286 shares of common stock. Net proceeds to the Company from the registered direct offering, after offering costs, were approximately $3.6 million. In connection with the execution of the SPA, the Company and the Investor entered into an amendment (the Amendment) to the 2022 Purchase Warrant. Pursuant to the terms of the Amendment, the 2022 Purchase Warrant was amended to reduce the exercise price per share from $1.36 to $1.00, effective as of June 2, 2023.

In a concurrent private placement that closed on June 2, 2023, the Company also sold to the Investor a warrant to purchase up to 5,714,286 shares of common stock (the 2023 Purchase Warrant). The 2023 Purchase Warrant was immediately exercisable at an exercise price of $0.70 per share and has a five-year term. As discussed in Note 8, the 2023 Purchase Warrant is accounted for as a liability. Fair value of the warrants at the date of issuance was determined to be $3,162,401 and was accounted for as a cost of the offering.

November 2022 Registered Direct Offering

On November 28, 2022, the Company entered into a securities purchase agreement with the Investor, pursuant to which the Company sold to the Investor, in a registered direct offering that closed on November 30, 2022, an aggregate of 1,300,000 shares of common stock at a negotiated purchase price of $1.00 per share. The Company also offered and sold to the investor pre-funded warrants to purchase up to 1,150,000 shares of common stock. Each pre-funded warrant was exercisable for one share of common stock. The purchase price of each pre-funded warrant was $0.99, and the exercise price of each pre-funded warrant is $0.01 per share. The pre-funded warrants were exercised in full by the Investor in April 2023. Net proceeds to the Company from the registered direct offering, after offering costs, were approximately $2.1 million.

In a concurrent private placement, the Company also sold to the Investor a warrant to purchase up to 3,675,000 shares of common stock (the 2022 Purchase Warrant). The 2022 Purchase Warrant became exercisable on May 29, 2023 at an exercise price of $1.36 per share and will expire on the five-year anniversary of that date. As discussed in Note 8, the 2022 Purchase Warrant is accounted for as a liability.

Warrants

As of June 30, 2023, the Company had the following equity-classified warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Balance as of December 31, 2022	1,284
Warrants expired	(33)	$47.00	January 2023
Balance as of March 31, 2023	1,251
Pre-funded warrants issued	3,464	$0.01	—
Pre-funded warrants exercised	(2,117)	$0.01	—
Balance as of June 30, 2023	2,598

The unexercised 2,497,000 shares of the 2023 PF Warrant were included in the weighted average shares outstanding calculation for the three and six months ended June 30, 2023.

As of December 31, 2022, the Company had the following equity-classified warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	101	$2.40	October 2023
Common stock	1,150	$0.01	—
	1,284

During the six months ended June 30, 2023, approximately 33,000 warrants expired.

Note 8. Warrants Classified as Liabilities

The 2023 Purchase Warrant and the 2022 Purchase Warrant (collectively, the Purchase Warrants) provide for a value calculation using the Black Scholes model in the event of certain fundamental transactions, as defined in the Purchase Warrants. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holder(s) of the Purchase Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its condensed consolidated balance sheets. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

On June 2, 2023, the 2023 Purchase Warrant was initially recorded at a fair value at $3,162,401, and, as of June 30, 2023, the fair value of the warrant liability was reduced to $2,246,365. As a result, the Company recorded a gain for the three months ended June 30, 2023 for the change in fair value of the 2023 Purchase Warrant.

The fair value of the Purchase Warrants at June 30, 2023 was determined using the Black Scholes model with the following assumptions: (i) expected term based on the remaining contractual terms, (ii) risk-free interest rate of 4.16%, which was based on a comparable US Treasury 5-year bond, (iii) expected volatility of 118% and (iv) an expected dividend of zero.

As of June 30, 2023, the Company had the following liability-classified warrants outstanding (amounts in thousands):

	Number of warrants
	on common shares	Amount
Balance as of December 31, 2021	—	$—
Recognition of warrant liability	3,675	3,674
Change in fair value of warrant	—	(1,595)
Balance as of December 31, 2022	3,675	2,079
Change in fair value of warrant	—	(658)
Balance as of March 31, 2023	3,675	1,421
Recognition of warrant liability	5,714	3,163
Change in fair value of warrants	—	(966)
Balance as of June 30, 2023	9,389	$3,618

Note. 9 Related Party Transactions

A family member of one of the Company’s executive officers served as a consultant to the Company during 2022. During the six months ended June 30, 2022, the Company incurred consulting expenses of approximately $92,200 for the family member. Additionally, a family member of one of the Company’s executive officers is an employee of the Company. During the six months ended June 30, 2023 and 2022, the Company recorded compensation expense of approximately $55,800 and $69,700, respectively, for the employed family member.

Note 10. License and Asset Sale Transaction

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

The Company determined that the license and asset sale did not qualify as a sale of a business, but as a sale of a non-financial asset, with the resultant gain recorded as income from operations in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. During the year ended December 31, 2022, the Company recognized a $2.6 million gain on this transaction, net of transaction costs. During the six months ended June 30, 2023, Intel paid the Holdback, and the Company recognized a $0.4 million gain, net of transaction costs, which was recorded as a reduction of operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 11. Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation (TSMC), is the sole foundry that manufactures the wafers used to produce the Company’s memory IC products. TSMC has informed the Company that TSMC would be discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture the Company’s memory ICs. As a result, in May 2023, the Company informed its customers that the Company would be initiating an end-of-life (EOL) of its memory IC products. The Company has notified its customers to provide purchase orders during 2023 that the Company expects to fulfill during 2024 and into 2025. However, the timing of EOL shipments will be dependent on receipt of customer purchase orders, deliveries from the Company’s suppliers and the delivery schedules requested by customers.

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

We also acquired a memory product line marketed under the Accelerator Engine name. This memory product line comprises our Bandwidth Engine products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance. Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC recently informed us that it would be discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, we have informed our customers that we are initiating an end-of-life, or EOL, of our memory IC products. We have notified our customers to provide purchase orders during 2023 that we expect to fulfill during 2024 and 2025. We are requiring customers to pay a deposit upon purchase order placement to reserve supply and provide funding for our required inventory purchases. Under our EOL plan, we intend to complete all shipments of our memory products during 2025, and, as a result, we do not anticipate any shipments of our memory products after that. However, the timing of EOL shipments will be dependent on receipt of purchase orders from customers, deliveries from our suppliers, and the delivery schedules requested by our customers.

We incurred net losses of approximately $7.2 million for the six months ended June 30, 2023 and $32.4 million for the year ended December 31, 2022, and we had an accumulated deficit of approximately $156.8 million as of June 30, 2023. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Exploring Strategic Alternatives

We recently engaged an investment bank to assist with the exploration of strategic alternatives, including a merger, sale of assets or other similar transaction, with the intention to maximize stockholder value and further our business operations. There can be no assurance that the exploration process will result in any strategic alternative, or as to its outcome or timing. We have neither set a timetable for completion of this process, nor have we made any decisions related to strategic alternatives at this time. If a strategic process is unsuccessful and we are unable to raise additional capital, we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. These factors raise substantial doubt about our ability to continue as a going concern, as discussed below.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	June 30,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
Product -three months ended	$2,235	$4,120	$(1,885)	(46)%
Percentage of total net revenue	93%	96%
Product -six months ended	$7,123	$7,324	$(201)	(3)%
Percentage of total net revenue	96%	95%

The following table details revenue by product category for the three and six months ended June 30, 2023 and 2022:

(amounts in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product category	2023	2022	change	2023	2022	change
Memory ICs	$1,616	$1,872	$(256)	$3,798	$3,781	$17
mmWave ICs	559	678	(119)	2,038	1,165	873
mmWave antenna modules	60	1,552	(1,492)	1,283	2,360	(1,077)
mmWave other products	-	18	(18)	4	18	(14)
	$2,235	$4,120	$(1,885)	$7,123	$7,324	$(201)

Product revenue decreased for the three months ended June 30, 2023 compared with the same period of 2022 primarily due to a reduction in shipments of our antenna modules, combined with year-over year decreases in shipments of our memory and mmWave ICs.

Product revenue decreased for the six months ended June 30, 2023 compared with the same period of 2022 primarily due to a reduction in shipments of our antenna modules, partially offset by an increase in shipments of our mmWave ICs. The increase in mmWave IC sales was mainly due to shipments to one customer. We initiated price increases on certain of our antenna module products in 2022, however, through June 30, 2023, we had not realized any material increase in revenue as a result of those price increases. In late 2022, we implemented modest price increases on our memory products, and, during the six months ended June 30, 2023, these price increases contributed approximately $0.1 million to product revenue.

June 30,	Change
2023	2022	2022 to 2023
(dollar amounts in thousands)
Royalty and other -three months ended	$168	$164	$4	2%
Percentage of total net revenue	7%	4%
Royalty and other -six months ended	$313	$363	$(50)	(14)%
Percentage of total net revenue	4%	5%

Royalty and other includes royalty, non-recurring engineering, services and licenses revenues. The increase in royalty and other revenue for the three months ended June 30, 2023 compared with the same period of 2022 was primarily due to an increase in non-recurring engineering, or NRE, services revenue related to our mmWave technology, offset by a decrease in our royalty revenues from licensees of our memory technology due to reduced shipments by these licensees.

The decrease in royalty and other revenue for the six months ended June 30, 2023 compared with the same period of 2022 was primarily due to a decrease in NRE services revenue related to our mmWave technology and a decrease in royalty revenues from licensees of our memory technology due to reduced shipments by these licensees.

Cost of Net Revenue and Gross Profit

June 30,	Change
2023	2022	2022 to 2023
(dollar amounts in thousands)
Cost of net revenue -three months ended	$1,795	$2,799	$(1,004)	(36)%
Percentage of total net revenue	75%	65%
Cost of net revenue -six months ended	$4,901	$4,747	$154	3%
Percentage of total net revenue	66%	62%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including amortization of intangible assets and depreciation of production-related fixed assets.

Cost of net revenue decreased for the three months ended June 30, 2023 when compared with the same period in 2022, primarily due to the combined effect of i) decreased shipment volumes of our memory and mmWave products in 2023 and ii) inventory write-down charges of approximately $0.3 million primarily for mmWave product inventory due to its determination that it had excess and obsolete inventory.

Cost of net revenue increased for the six months ended June 30, 2023 when compared with the same period in 2022, despite the reduction in product revenues primarily due to a change in revenue composition, as sales of our mmWave products represented a higher percentage of our product sales. In addition, we incurred inventory write-down charges of $0.6 million primarily for mmWave product inventory, as we identified excess and obsolete inventory. If our utilization of inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory write-downs may be required. Cost of net revenue represents a higher percentage of revenue for our mmWave products, as compared to our memory products.

	June 30,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
Gross profit -three months ended	$608	$1,485	$(877)	(59)%
Percentage of total net revenue	25%	35%
Gross profit -six months ended	$2,535	$2,940	$(405)	(14)%
Percentage of total net revenue	34%	38%

Gross profit decreased for the three months ended June 30, 2023 compared with the same period of 2022 primarily due to the decrease in shipment volumes of our memory and mmWave products. The decrease in our gross profit margin percentage for the six months ended June 30, 2023 compared with the prior year period was primarily attributable to the decreased volume shipments of our mmWave products, which carry lower gross margins than our memory products.

Gross profit decreased for the six months ended June 30, 2023 compared with the same period of 2022 due to the decreased shipments of our mmWave antenna modules combined with the increase in cost of net revenues.

Research and Development

	June 30,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
R&D -three months ended	$3,668	$5,643	$(1,975)	(35)%
Percentage of total net revenue	153%	132%
Research and development -six months ended	$7,555	$11,127	$(3,572)	(32)%
Percentage of total net revenue	102%	145%

Our research and development, or R&D, expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for the three and six months ended June 30, 2023 compared with the same periods of 2022 was primarily due to reduced salary and consulting costs. During the quarter ended December 31, 2022, we began implementing cost reductions, which included a reduction of consulting positions and the elimination of certain employee positions in February 2023, as well as targeted reductions in certain longer-term research and development projects. In August 2022, we entered into a Technology License and Patent Assignment Agreement, or the Agreement, with Intel Corporation, or Intel, and as a result we transferred certain employees and consultants to Intel. As a result of the Agreement and other cost reductions, our memory-related R&D expenses declined by approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2023, respectively. In addition, during the six months ended June 30, 2022, we incurred mask fabrication (i.e., tape-out) expenses of $0.7 million for one of our mmWave ICs, and we incurred no mask fabrication costs in 2023.

We expect that total R&D expenses will decrease in 2023 compared with 2022, as a result of our cost reduction initiatives.

Selling, General and Administrative

	June 30,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
SG&A -three months ended	$1,977	$2,878	$(901)	(31)%
Percentage of total net revenue	82%	67%
SG&A -six months ended	$4,219	$5,585	$(1,366)	(24)%
Percentage of total net revenue	57%	73%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of certain intangible assets.

The decrease for the three and six months ended June 30, 2023 compared with the same period of 2022 was primarily related to cost reductions, which we initiated during the three months ended December 31, 2022. The reductions in SG&A expense in 2023 primarily resulted from lower headcount, including the elimination of certain employee and consulting positions and reductions of other discretionary operating expenses. We expect that total SG&A expense will decrease for the remainder of 2023 compared with 2022 due to our cost reduction initiatives, including lower headcount.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2023, we had cash, cash equivalents and investments of $2.7 million and working capital of $8.0 million.

Net cash used in operating activities was $3.6 million for the first six months of 2023, which primarily resulted from our net loss of $7.2 million, as adjusted for a $1.6 million non-cash gain on the change in fair value of warrant liability and $0.2 million of other non-cash changes, and was partially offset by non-cash charges of $1.7 million of depreciation and amortization, $2.6 million of stock based compensation, and $1.1 million in net changes in assets and liabilities. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $11.6 million for the first six months of 2022, which primarily resulted from our net loss of $13.8 million and $2.4 million in net changes in assets and liabilities, partially offset by non-cash charges of $1.5 million of depreciation and amortization, $2.9 million of stock based compensation and a $0.2 million other non-cash changes. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash provided by investing activities of $0.4 million for the six months ended June 30, 2023 represented $0.5 million in proceeds from maturities of short-term investments, partially offset by $0.1 million of purchases of property and equipment.

Net cash provided by investing activities of $8.6 million for the six months ended June 30, 2022 represented $9.4 million in proceeds from maturities of short-term investments, partially offset by $0.5 million of purchases of long-term investments and $0.3 million of purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2023 consisted of $3.5 million, primarily comprised $3.6 million in net proceeds from a registered direct offering of our common stock and common stock purchase warrants completed in June 2023, partially offset by taxes paid to net share settle equity awards and repayment of finance lease liabilities.

Net cash provided by financing activities for the six months ended June 30, 2022 consisted of taxes paid to net share settle equity awards.

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

During the six months ended June 30, 2023, we collected approximately $2.0 million of amounts past due from a large customer of our mmWave products. The amounts collected included approximately $0.9 million of accounts receivable outstanding at September 30, 2022, for which we had established a $0.2 million allowance for doubtful accounts, and $1.1 million for shipments in September 2022 for which we had deferred revenue recognition.

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory and computer-aided-design (CAD) software. At June 30, 2023, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.2 million and non-cancelable purchase orders for CAD software of $2.9 million.

Going Concern - Working Capital

We incurred net losses of approximately $7.2 million for the six months ended June 30, 2023 and $32.4 million for the year ended December 31, 2022, and we had an accumulated deficit of approximately $156.8 million as of June 30, 2023. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through offerings of equity and equity-linked securities, issuance of convertible notes and loans.

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

As a result of our expected operating losses and cash burn and recurring losses from operations, if we are unable to raise sufficient capital through additional equity or debt arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. The condensed consolidated financial statements presented in Part I, Item 1 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that such additional capital, whether in the form of equity or debt financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities. In February 2023, we announced that we had implemented cost-reduction initiatives to reduce operating expenses by approximately $5 million on an annualized basis. In June 2023, we completed a registered direct offering of common stock and warrants for net proceeds to us of approximately $3.6 million.

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

Discontinuing the above-mentioned activities could seriously harm our ability to execute our business strategy and may force us to curtail our existing operations.

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2023, plus expected receipts associated with product sales, will provide us with liquidity to fund our planned operating needs into the fourth quarter of 2023. Variability in our operating forecast, driven primarily by (i) product sales and collections, (ii) potential customer licensing and NRE transactions, (iii) timing of operating expenditures, and (iv) unanticipated changes in net working capital, will impact our cash runway. Likewise, we may decide to revise our operating plans, depending on the level of customer shipments, licensing and NRE arrangements and timing of related collections, our ability to enter into strategic arrangements and to access additional capital, as well as our financial priorities.

We will need additional funding to continue our operating activities beyond those activities currently included in our operating forecast and related cash projection. Therefore, we will need to secure additional capital or financing and/or significantly delay, defer or reduce our cash expenditures before the end of 2023. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed financial statements for the six months ended June 30, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the six months ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. Other than as set forth below, there have been no material changes with respect to the risk factors disclosed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 29, 2023.

We intend to discontinue the production of our memory products

Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC has informed us that it will be discontinuing the foundry process used to produce the wafers necessary to produce our memory ICs. We are not in a position to transition wafer production to a new foundry and continue to manufacture these products. As a result, we have informed our customers that we are initiating an end-of-life, or EOL, of our memory IC products. We expect to fulfill product EOL orders during 2024 and 2025. Our memory IC products represented over 50% of our revenues for the year ended December 31, 2022 and over 40% of our revenues for the six months ended June 30, 2023. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

Our gross profit may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition.

Our gross profit may fluctuate due to a number of factors, including customer and product mix, market acceptance of our new products, yield, wafer pricing, packaging and testing costs, competitive pricing dynamics, charges for inventory write-downs and geographic and market pricing strategies. To the extent we may offer or be contractually obligated to offer certain customers favorable prices, it would decrease our average selling prices and likely impact our gross profit. In the possible event our customers, including our larger customers, exert more pressure with respect to pricing and other terms, it could put downward pressure on our profit.

Because we do not operate our own wafer fabrication, assembly, or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and in fact, our costs may even increase, which could further reduce our gross profit. We seek yield improvements and volume-based cost reductions to enable cost reductions. To the extent that such cost reductions do not occur at a sufficient level and in a timely manner, our business, financial condition, and results of operations could be adversely affected and may vary from our estimates.

In addition, we maintain an inventory of our products at various stages of production as well as an inventory of finished goods. As we are generally a sole-source supplier, we hold these inventories in anticipation of customer orders. If those customer purchase orders do not materialize in a timely manner or customers do not honor those purchase orders, we can have excess or obsolete inventory which we would have to write-down, and our gross profit and results of operations would be adversely affected.

If we are unable to satisfy the continued listing requirements of The Nasdaq Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and could be delisted from The Nasdaq Stock Market (“Nasdaq”) due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, there can be no assurance that we will be able to maintain such listing. To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including, among others, a requirement to maintain a minimum closing bid price of $1.00 per share. If our common stock trades below the $1.00 minimum closing bid price requirement for 30 consecutive business days or if we do not meet other listing requirements, we may be notified by Nasdaq of non-compliance.

On February 1, 2023, we received a notice from Nasdaq, indicating that, based upon the closing bid price of our common stock for the previous 30 business days, we no longer meet the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until July 31, 2023 (the “Compliance Period”) in which to regain compliance with the Minimum Bid Price Rule. We did not regain compliance with the Minimum Bid Price Rule during the first 180-calendar-day Compliance Period and submitted a written request to Nasdaq to afford us an additional 180-day compliance period to cure the deficiency. On August 1, 2023, we received written notification from the Listing Qualifications Department of Nasdaq, granting our request for a 180-day extension to regain compliance with the Minimum Bid Price Rule. We now have until January 29, 2024 to meet the requirement. If at any time prior to January 29, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Rule.

If we do not regain compliance with the Minimum Bid Price Rule during the additional 180-day extension, Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. Nor is there any assurance that we would obtain a further extension of time to meet this requirement. We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Rule.

If we were to be delisted, we would expect our common stock to be traded in the over-the-counter market which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	a decreased ability to issue additional securities or obtain additional financing in the future;

●	reduced liquidity for our stockholders;

●	potential loss of confidence by customers, collaboration partners and employees; and

●	loss of institutional investor interest.

ITEM 6. Exhibits

(a) Exhibits

4.1(1)	Form of Pre-Funded Warrant
4.2(2)	Form of Purchase Warrant
4.3(3)	Form of Placement Agent Warrant
10.1(4)	Form of Securities Purchase Agreement
10.2(5)	Form of Registration Rights Agreement
10.3(6)+	Amendment to offer of employment between the Company and Alex Tomkins dated April 19, 2023
10.4(7)+	Amendment to offer of employment between the Company and Ronald Glibbery dated April 19, 2023
10.5(8)+	Second Amendment to offer of employment between the Company and Brad Lynch dated April 19, 2023
10.6(9)	Amendment No. 1 to Peraso Inc. Common Stock Purchase Warrant
31.1*	Rule 13a-14 certification
31.2*	Rule 13a-14 certification
32.1**	Section 1350 certifications
101*	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2023, filed with the SEC on August 14, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on June 02, 2023 (Commission File No. 000-32929).
(2)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed by the Company on June 02, 2023 (Commission File No. 000-32929).
(3)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed by the Company on June 02, 2023 (Commission File No. 000-32929).
(4)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 02, 2023 (Commission File No. 000-32929).
(5)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on June 02, 2023 (Commission File No. 000-32929).
(6)	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on June 16, 2023 (Commission File No. 333-272729).
(7)	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on June 16, 2023 (Commission File No. 333-272729).
(8)	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on June 16, 2023 (Commission File No. 333-272729).

(9)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on June 02, 2023 (Commission File No. 000-32929).

+	Management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2023	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)