Form 10-Q
period 2023-09-30
Peraso Inc.
filed 2023-11-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 5,102,360 as of November 6, 2023.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 25,339,070 as of November 6, 2023.

PERASO INC.

FORM 10-Q

September 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$689	$1,828
Short-term investments	—	1,078
Accounts receivable, net	3,064	3,244
Inventories	5,696	5,348
Deferred cost of net revenue	—	600
Prepaid expenses and other	781	615
Total current assets	10,230	12,713

Property and equipment, net	1,624	2,225
Intangible assets, net	4,209	6,278
Right-of-use lease assets, net	647	1,147
Other	121	123
Total assets	$16,831	$22,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,583	$1,844
Accrued expenses and other	689	1,817
Deferred revenue	74	332
Short-term lease liabilities	348	687
Total current liabilities	3,694	4,680

Long-term lease liabilities	379	470
Warrant liabilities	1,003	2,079
Total liabilities	5,076	7,229

Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized; and one share issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 25,308 shares and 14,270 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	25	14
Exchangeable shares, no par value; unlimited shares authorized; 5,106 shares and 9,107 shares outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	169,184	164,865
Accumulated other comprehensive loss	—	(25)
Accumulated deficit	(157,454)	(149,597)
Total stockholders’ equity	11,755	15,257
Total liabilities and stockholders’ equity	$16,831	$22,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenue
Product	$4,262	$3,060	$11,385	$10,384
Royalty and other	219	234	531	597
Total net revenue	4,481	3,294	11,916	10,981
Cost of net revenue	2,445	2,000	7,346	6,747
Gross profit	2,036	1,294	4,570	4,234
Operating expenses
Research and development	3,484	4,509	11,038	15,636
Selling, general and administrative	2,112	3,353	6,331	8,938
Gain on license and asset sale	—	(2,557)	(406)	(2,557)
Total operating expenses	5,596	5,305	16,963	22,017
Loss from operations	(3,560)	(4,011)	(12,393)	(17,783)
Change in fair value of warrant liabilities	2,615	—	4,239	—
Other income/(expense), net	322	3	297	(22)
Net loss	$(623)	$(4,008)	$(7,857)	$(17,805)

Other comprehensive loss, net of tax:
Net unrealized gain (loss) on available-for-sale securities	4	5	25	(36)
Comprehensive loss	$(619)	$(4,003)	$(7,832)	$(17,841)

Net loss per share
Basic and diluted	$(0.02)	$(0.20)	$(0.32)	$(0.89)
Shares used in computing net loss per share
Basic and diluted	28,589	20,039	24,892	19,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A Special Voting						Additional	Accumulated Other
	Preferred Stock		Common Stock		Exchangeable Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2022	—	$—	14,270	$14	9,107	$—	$164,865	$(25)	$(149,597)	$15,257
Exchange of exchangeable shares			310	1	(310)		(1)			—
Stock-based compensation	—	—	—	—	—	—	1,307	—	—	1,307
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	(3,148)	(3,148)
Balance as of March 31, 2023	—	—	14,580	15	8,797	—	166,171	(11)	(152,745)	13,430
Exchange of exchangeable shares	—	—	3,066	3	(3,066)	—	(3)	—	—	—
Issuance of common stock under stock plan, net	—	—	157	—	—	—	(36)	—	—	(36)
Sale of common stock and warrants	—	—	2,250	2	—	—	3,546	—	—	3,548
Issuance of common stock upon exercise of warrants	—	—	2,117	2	—	—	19	—	—	21
Initial recognition of fair value of warrant liability	—	—	—	—	—	—	(3,162)	—	—	(3,162)
Stock-based compensation	—	—	—	—	—	—	1,319	—	—	1,319
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	(4,086)	(4,086)
Balance as of June 30, 2023	—	—	22,170	22	5,731	—	167,854	(4)	(156,831)	11,041
Exchange of exchangeable shares	—	—	624	1	(624)	—	(1)	—	—	—
Issuance of common stock under stock plan, net	—	—	17	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	2,497	2	—	—	23	—	—	25
Stock-based compensation	—	—	—	—	—	—	1,308	—	—	1,308
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	(623)	(623)
Balance as of September 30, 2023	—	$—	25,308	$25	5,107	$—	$169,184	$—	$(157,454)	$11,755

	Series A Special Voting						Additional	Accumulated Other
	Preferred Stock		Common Stock		Exchangeable Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2021	—	$—	12,284	$12	9,295	$—	$159,256	$—	$(117,199)	$42,069
Exchange of exchangeable shares	—	—	100	—	(100)	—	—	—	—	—
Issuance of common stock under stock plan, net	—	—	9	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	1,171	—	—	1,171
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	—	—	(6,754)	(6,754)
Balance as of March 31, 2022	—	—	12,393	12	9,195	—	160,418	(37)	(123,953)	36,440
Issuance of common stock under stock plan, net	—	—	244	1	—	—	(51)	—	—	(50)
Stock-based compensation	—	—	—	—	—	—	1,738	—	—	1,738
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(7,043)	(7,043)
Balance as of June 30, 2022	—	—	12,637	13	9,195	—	162,105	(41)	(130,996)	31,081
Exchange of exchangeable shares	—	—	83	—	(83)	—	—	—	—	—
Issuance of common stock under stock plan, net	—	—	37	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	—	1,448	—	—	1,448
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	(4,008)	(4,008)
Balance as of September 30, 2022	—	$—	12,757	$13	9,112	$—	$163,551	$(36)	$(135,004)	$28,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,857)	$(17,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,764	2,289
Stock-based compensation	3,933	4,357
Change in fair value of warrant liabilities	(4,239)	—
Allowance for bad debt	(154)	683
Accrued interest	(17)	4
Other	3	199
Changes in assets and liabilities:
Accounts receivable	334	117
Inventories	(348)	(1,447)
Prepaid expenses and other assets	(164)	213
Deferred cost of net revenue	600	(600)
Accounts payable	739	(193)
Right-of-use assets	500	418
Lease liabilities - operating	(335)	(462)
Deferred revenue and other liabilities	(1,386)	(1,192)
Net cash used in operating activities	(5,627)	(13,419)
Cash flows from investing activities:
Purchases of property and equipment	(93)	(577)
Purchases of intangible assets	—	(21)
Proceeds from maturities of marketable securities	1,100	11,534
Purchases of marketable securities	—	(497)
Net cash provided by investing activities	1,007	10,439
Cash flows from financing activities:
Proceeds from sale of common stock, net	3,595	—
Taxes paid to net share settle equity awards	(36)	(61)
Repayment of financing leases	(78)	—
Net cash provided by (used in) financing activities	3,481	(61)
Net decrease in cash and cash equivalents	(1,139)	(3,041)
Cash and cash equivalents at beginning of period	1,828	5,893
Cash and cash equivalents at end of period	$689	$2,852
Supplemental disclosure:
Initial recognition of warrant liability	$3,162	$—
Recognition of right-of-use asset and lease liability	$—	$1,003
Unrealized (gain) loss on securities	$(25)	$36

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $7.9 million for the nine months ended September 30, 2023 and $32.4 million for the year ended December 31, 2022 and had an accumulated deficit of approximately $157.5 million as of September 30, 2023. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through offerings of equity and equity-linked securities, issuance of convertible notes and loans.

The Company expects to continue to incur operating losses for the foreseeable future as it secures new customers for and continues to invest in the development of its products. Further, the Company expects its cash expenditures to continue to exceed receipts for the foreseeable future, as its revenues will not be sufficient to offset its operating expenses.

The Company will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

As a result of the Company’s expected operating losses and cash burn for the foreseeable future, as well as recurring losses from operations, if the Company is unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s primary focus is producing and selling its products. If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities. The Company believes that its existing cash and cash equivalents as of September 30, 2023, plus expected receipts associated with product sales, will provide the Company with liquidity to fund its planned operating needs into the first quarter of 2024.

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

COVID-19 and World Unrest

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020.  This negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place” and created significant disruption of the financial markets. While the U.S. national emergency expired in May 2023 and substantially all closures and “shelter-in-place” orders have ended, there can be no assurance that the COVID-19 pandemic will not impact the Company’s operational and financial performance in the future, as the duration and spread of the pandemic and related actions taken by U.S. and foreign government agencies to prevent disease spread are uncertain, out of the Company’s control, and cannot be predicted.

World unrest due to wars and terrorist attacks have led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates, as inflation remains elevated. Given current market conditions, the Company may be unable to access the capital markets, and additional capital may only be available to the Company on terms that could be significantly detrimental to the Company’s existing stockholders and to the Company’s business.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was approximately $30,000 as of September 30, 2023 and approximately $183,000 as of December 31, 2022.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company determined that it had excess and obsolete inventory, primarily related to its mmWave products, and recorded write-downs of inventory of approximately $793,000 and $420,000 during the nine months ended September 30, 2023 and 2022, respectively. If the Company’s recognition of excess or obsolete inventory is, or if its estimates of inventory’s potential utility become, less favorable than currently expected, additional inventory write-downs may be required.

Intangible and Long-lived Assets

Intangible assets are recorded at cost and amortized on a straight-line method over their estimated useful lives of three to ten years. Amortization of developed technology and other intangibles directly related to the Company’s products is included in cost of net revenue, while amortization of customer relationships and other intangibles not associated with the Company’s products is included in selling, general and administrative expense in the condensed consolidated statements of operations.

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

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Intangible assets subject to amortization, including those acquired in business combinations were as follows (amounts in thousands):

	September 30, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$(2,908)	$2,818
Customer relationships	2,556	(1,298)	1,258
Other	186	(53)	133
Total	$8,468	$(4,259)	$4,209

	December 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$(1,491)	$4,235
Customer relationships	2,556	(666)	1,890
Other	186	(33)	153
Total	$8,468	$(2,190)	$6,278

Developed technology primarily consisted of MoSys’ products that have reached technological feasibility and primarily relate to its memory semiconductor products and technology. The value of the developed technology was determined by discounting estimated net future cash flows of these products. The Company has revised the remaining estimated life to 18 months as a result of the end of life for our memory products (see Note 11). Amortization related to developed technology of $0.6 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, has been included in cost of net revenue in the condensed consolidated statements of operations and comprehensive loss.

Customer relationships relate to the Company’s ability to sell existing and future versions of its products to MoSys’ customers existing at the time of the arrangement. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer relationships. The Company has revised the amortization period to conclude on December 31, 2024, as a result of the end-of-life announcement on May 1, 2023 (see Note 11). Amortization related to customer relationships of $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, has been included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Other amortization expense was approximately $6,000 and $20,000 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023, estimated future amortization expense related to intangible assets was as follows (in thousands):

Year ending December 31,
2023	$823
2024	3,289
2025	28
2026	28
2027	10
Thereafter	31
$4,209

To date, as of September 30, 2023, the Company has not identified any intangible asset impairments. However, current macroeconomic conditions, which have been impacted by inflation and other world unrest, could negatively impact our business and stock price and trigger the Company to test for impairment. The Company will continue to evaluate for impairment indicators, as necessary, on a quarterly basis.

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

Deferred cost of net revenue

As of December 31, 2022, the Company had $1.1 million of product shipments for which the revenue recognition criteria under ASC 606 had not been met. Accordingly, the Company deferred the cost of net revenue of $600,000 associated with these shipments, and the amount deferred was presented as deferred cost of net revenue in the condensed consolidated balance sheets. During the three months ended March 31, 2023, the Company recognized the associated revenue and cost of net revenue.

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of September 30, 2023 and December 31, 2022, contract liabilities were in a current position and included in deferred revenue.

During the nine months ended September 30, 2023, the Company recognized approximately $157,000 of revenue that had been included in deferred revenue as of December 31, 2022.

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	September 30,
	2023	2022
Escrow shares - exchangeable shares	1,313	1,313
Escrow shares - common stock	502	502
Options to purchase common stock	1,449	1,514
Unvested restricted common stock units	915	1,229
Common stock warrants	9,490	134
Total	13,669	4,692

Recently Issued Accounting Pronouncements

Management does not believe that there are currently any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 2: Fair Value of Financial Instruments

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant	$1,003	$—	$—	$1,003

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$73	$—	$—	$—
Corporate notes and commercial paper	$1,078	$—	$1,078	$—

Liabilities:
Warrants	$2,079	$—	$—	$2,079

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represents the Company’s determination of fair value for its financial assets (cash equivalents and investments) (in thousands):

	September 30, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$689	$—	$—	$689

	December 31, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,828	$—	$—	$1,828
Short-term investments	1,103	—	(25)	1,078
	$2,931	$—	$(25)	$2,906

Note 3. Balance Sheet Detail

Inventories

	September 30,	December 31,
	2023	2022
	(in thousands)
Inventories:
Raw materials	$938	$1,279
Work-in-process	3,241	2,595
Finished goods	1,517	1,474
	$5,696	$5,348

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

The following table provides the details of right-of-use assets and lease liabilities as of September 30, 2023 (in thousands):

Nine Months Ended
September 30, 2023
Right-of-use assets:
Operating leases	$421
Finance lease	226
Total right-of-use assets	$647
Lease liabilities:
Operating leases	$500
Finance lease	227
Total lease liabilities	$727

Future minimum payments under the leases at September 30, 2023 are listed in the table below (in thousands):

Operating and Finance
Year ending December 31,	leases
Remainder of 2023	$171
2024	263
2025	164
2026	108
2027	101
Total future lease payments	807
Less: imputed interest	(80)
Present value of lease liabilities	$727

The following table provides the details of supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$492	$504

Rent expense was approximately $0.2 million for each of the three-month periods ended September 30, 2023 and 2022. Rent expense was approximately $0.6 million for each of the nine-month periods ended September 30, 2023 and 2022. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the nine months ended September 30, 2023 and 2022.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory and computer-aided-design (CAD) software. At September 30, 2023, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.3 million and non-cancelable purchase orders for CAD software of $3.1 million.

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

The Company recognized revenue from shipments of product, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$3,359	$1,918	$7,868	$7,158
Taiwan	544	131	2,535	646
China	321	447	614	1,328
Japan	6	368	20	905
Rest of world	251	430	879	944
Total net revenue	$4,481	$3,294	$11,916	$10,981

The following is a breakdown of product revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product category	2023	2022	2023	2022
Memory ICs	$3,384	$1,748	$7,181	$5,528
mmWave ICs	576	533	2,614	1,699
mmWave antenna modules	302	779	1,586	3,139
mmWave other products	-	-	4	18
	$4,262	$3,060	$11,385	$10,384

Customers who accounted for at least 10% of total net revenue were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Customer A	45%	24%	29%	24%
Customer D	11%	*	20%	*
Customer B	*	*	*	24%
Customer C	*	14%	*	10%
Customer E	*	*	*	11%

*	Represents less than 10%

As of September 30, 2023, two customers accounted for 82% of accounts receivable. Four customers accounted for 79% of accounts receivable as of December 31, 2022.

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

Stock-Based Compensation Expense

The Company reflected compensation costs of $3.1 million and $3.4 million related to the vesting of stock options during each of the nine-month periods ended September 30, 2023 and 2022, respectively. At September 30, 2023, the unamortized compensation cost was approximately $4.4 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 1.2 years. The Company reflected compensation costs of $0.8 million and $1.0 million related to the vesting of restricted stock during the nine months ended September 30, 2023 and 2022, respectively. The unamortized compensation cost at September 30, 2023 was $1.3 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 1.3 years. There were no stock options granted or exercised during the nine months ended September 30, 2023 and 2022.

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

The following table summarizes the activity in the shares available for grant under the Plans during the nine months ended September 30, 2023 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2022	1,556	1,499	$3.32
RSUs granted	(80)	—	$—
RSUs cancelled and returned to the Plans	51	—	$—
Options cancelled	—	(17)	$6.76
Balance as of March 31, 2023	1,527	1,482	$3.28
RSUs granted	(69)	—	$—
RSUs cancelled and returned to the Plans	57	—	$—
Options cancelled	—	(9)	$2.92
Balance as of June 30, 2023	1,515	1,473	$3.28
RSUs cancelled and returned to the Plans	10	—	$—
Options cancelled	—	(24)	$12.34
Balance as of September 30, 2023	1,525	1,449	$3.07

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2022	1,057	$2.06
Granted	80	$0.99
Vested	(51)	$2.07
Non-vested shares as of March 31, 2023	1,086	$1.98
Granted	69	$0.52
Vested	(210)	$2.16
Cancels	(3)	$2.15
Non-vested shares as of June 30, 2023	942	$1.98
Vested	(17)	$1.83
Cancels	(10)	$2.15
Non-vested shares as of September 30, 2023	915	$1.83

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2023 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$1.57 - $14.99	1,446	6.95	$2.63	1,055	$2.59	$—
$25.60 - $143.99	—	2.89	$101.27	—	$101.27	$—
$144.00 - $409.99	2	2.90	$144.00	2	$144.00	$—
$410.00 - $924.00	1	1.50	$410.00	1	$410.00	$—
$1.57 - $924.00	1,449	6.93	$3.07	1,058	$3.19	$—

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

June 2023 Registered Direct Offering

On May 31, 2023, the Company entered into a securities purchase agreement (the SPA) with an institutional investor (the Investor), pursuant to which the Company sold to the Investor, in a registered direct offering that closed on June 2, 2023, an aggregate of 2,250,000 shares of common stock at a purchase price of $0.70 per share. Net proceeds to the Company from the registered direct offering, after offering costs, were approximately $3.6 million. The Company also offered and sold to the Investor pre-funded warrants to purchase up to 3,464,286 shares of common stock (the 2023 PF Warrants). Each pre-funded warrant is exercisable for one share of common stock. The purchase price of each pre-funded warrant was $0.69, and the exercise price of each pre-funded warrant is $0.01 per share. The 2023 PF Warrants were immediately exercisable and may be exercised at any time until all of such pre-funded warrants are exercised in full. In June 2023, the Investor exercised 967,286 of the 2023 PF Warrants, and in September 2023, the remaining 2,497,000 of the 2023 PF Warrants were exercised by the Investor. In connection with the execution of the SPA, the Company and the Investor entered into an amendment (the Amendment) to the 2022 Purchase Warrant. Pursuant to the terms of the Amendment, the 2022 Purchase Warrant (as defined below) was amended to reduce the exercise price per share from $1.36 to $1.00, effective as of June 2, 2023.

In a concurrent private placement that closed on June 2, 2023, the Company also sold to the Investor a warrant to purchase up to 5,714,286 shares of common stock (the 2023 Purchase Warrant). The 2023 Purchase Warrant was immediately exercisable at an exercise price of $0.70 per share with a five-year term. As discussed in Note 8, the 2023 Purchase Warrant is accounted for as a liability. Fair value of the warrant at the date of issuance was determined to be $3,162,401 and was accounted for as a cost of the offering.

November 2022 Registered Direct Offering

On November 28, 2022, the Company entered into a securities purchase agreement with the Investor, pursuant to which the Company sold to the Investor, in a registered direct offering that closed on November 30, 2022, an aggregate of 1,300,000 shares of common stock at a negotiated purchase price of $1.00 per share. The Company also offered and sold to the investor pre-funded warrants to purchase up to 1,150,000 shares of common stock. Each pre-funded warrant was exercisable for one share of common stock. The purchase price of each pre-funded warrant was $0.99, and the exercise price of each pre-funded warrant was $0.01 per share. The pre-funded warrants were exercised in full by the Investor in April 2023. Net proceeds to the Company from the registered direct offering, after offering costs, were approximately $2.1 million.

In a concurrent private placement, the Company also sold to the Investor a warrant to purchase up to 3,675,000 shares of common stock (the 2022 Purchase Warrant). The 2022 Purchase Warrant became exercisable on May 29, 2023 at an initial exercise price of $1.36 per share, which was subsequently reduced to $1.00 per share per the Amendment, and expires on May 29, 2028. As discussed in Note 8, the 2022 Purchase Warrant is accounted for as a liability.

Warrants

As of September 30, 2023, the Company had the following equity-classified warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Balance as of December 31, 2022	1,284
Warrants expired	(33)	$47.00	January 2023
Balance as of March 31, 2023	1,251
Pre-funded warrants issued	3,464	$0.01	—
Pre-funded warrants exercised	(2,117)	$0.01	—
Balance as of June 30, 2023	2,598
Pre-funded warrants exercised	(2,497)	$0.01	—
Balance as of September 30, 2023	101

As of December 31, 2022, the Company had the following equity-classified warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common stock	33	$47.00	January 2023
Common stock	101	$2.40	October 2023
Common stock	1,150	$0.01	—
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

On June 2, 2023, the 2023 Purchase Warrant was initially recorded at a fair value at $3,162,401, and, as of September 30, 2023, the fair value of the warrant liability was reduced to $634,828. As a result, the Company recorded a gain $2,527,572 for the nine months ended September 30, 2023 for the change in fair value of the 2023 Purchase Warrant. The Company also recorded a gain of $1,711,527 for the nine months ended September 30, 2023 for the change in the fair value of the warrant liability for the 2022 Purchase Warrant.

The fair value of the Purchase Warrants at September 30, 2023 was determined using the Black Scholes model with the following assumptions: (i) expected term based on the remaining contractual terms, (ii) risk-free interest rate of 4.16%, which was based on a comparable US Treasury 5-year bond, (iii) expected volatility of 118% and (iv) an expected dividend of zero.

As of September 30, 2023, the Company had the following liability-classified warrants outstanding (amounts in thousands):

	Number of Warrants
	on Common Shares	Amount
Balance as of December 31, 2021	—	$—
Recognition of warrant liability	3,675	3,674
Change in fair value of warrant	—	(1,595)
Balance as of December 31, 2022	3,675	2,079
Change in fair value of warrant	—	(658)
Balance as of March 31, 2023	3,675	1,421
Recognition of warrant liability	5,714	3,163
Change in fair value of warrants	—	(966)
Balance as of June 30, 2023	9,389	3,618
Change in fair value of warrants	—	(2,615)
Balance as of September 30, 2023	9,389	$1,003

Note. 9 Related Party Transactions

A family member of one of the Company’s executive officers served as a consultant to the Company during 2022. During the nine months ended September 30, 2022, the Company incurred consulting expenses of approximately $126,800 for the family member. Additionally, a family member of one of the Company’s executive officers is an employee of the Company. During the nine months ended September 30, 2023 and 2022, the Company recorded compensation expense of approximately $83,800 and $127,500, respectively, for the employed family member.

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

The Company determined that the license and asset sale did not qualify as a sale of a business, but as a sale of a non-financial asset, with the resultant gain recorded as income from operations in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. During the year ended December 31, 2022, the Company recognized a $2.6 million gain on this transaction, net of transaction costs. During the nine months ended September 30, 2023, Intel paid the Holdback, and the Company recognized a $0.4 million gain, net of transaction costs, which was recorded as a reduction of operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 11. Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation (TSMC) is the sole foundry that manufactures the wafers used to produce the Company’s memory IC products. TSMC has informed the Company that TSMC is discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture the Company’s memory ICs. As a result, in May 2023, the Company informed its customers that the Company would be initiating an end-of-life (EOL) of its memory IC products. During the three months ended September 2023, the Company commenced initial shipments of EOL orders and expects shipments to extend until at least December 31, 2024.

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

We also acquired a memory product line marketed under the Accelerator Engine name. This memory product line comprises our Bandwidth Engine products, which integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance. Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC recently informed us that it would be discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, we have informed our customers that we are initiating an end-of-life, or EOL, of our memory IC products. We have notified our customers to provide purchase orders by December 22, 2023, and we commenced initial EOL shipments during the quarter ended September 30, 2023. We have requested customers to pay a deposit upon purchase order placement to reserve supply and provide funding for our required inventory purchases. In addition, we have requested customers to accelerate payments to improve our cash flows. Under our EOL plan, we expect shipments of our memory products to continue until at least December 31, 2024. However, the timing of EOL shipments will be dependent on receipt of purchase orders from customers, deliveries from our suppliers, and the delivery schedules requested by our customers.

We incurred net losses of approximately $7.9 million for the nine months ended September 30, 2023 and $32.4 million for the year ended December 31, 2022, and we had an accumulated deficit of approximately $157.5 million as of September 30, 2023. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Exploring Strategic Alternatives

In August 2023, we engaged an investment bank to assist with the exploration of strategic alternatives, including a merger, sale of assets or other similar transaction, with the intention to maximize stockholder value and further our business operations. There can be no assurance that the exploration process will result in any strategic alternative, or as to its outcome or timing. We have neither set a timetable for completion of this process, nor have we made any decisions related to strategic alternatives at this time. If a strategic process is unsuccessful and we are unable to raise additional capital, we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. These factors raise substantial doubt about our ability to continue as a going concern, as discussed below.

COVID-19 and World Unrest

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. This negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in- place” and created significant disruption of the financial markets. While the U.S. national emergency expired in May 2023 and substantially all closures and “shelter-in-place” orders have ended, there can be no assurance that the COVID-19 pandemic will not impact our operational and financial performance in the future, as the duration and spread of the pandemic and related actions taken by U.S. and foreign government agencies to prevent disease spread are uncertain, out of our control, and cannot be predicted.

World unrest due to wars and terrorist attacks have led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates, as inflation remains elevated. Given current market conditions, we may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part II, Item 1A. of this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	September 30,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
Product -three months ended	$4,262	$3,060	$1,202	39%
Percentage of total net revenue	95%	93%
Product -nine months ended	$11,385	$10,384	$1,001	10%
Percentage of total net revenue	96%	95%

The following table details revenue by product category for the three and nine months ended September 30, 2023 and 2022:

(amounts in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product category	2023	2022	change	2023	2022	change
Memory ICs	$3,384	$1,748	$1,636	$7,181	$5,528	$1,653
mmWave ICs	576	533	43	2,614	1,699	915
mmWave antenna modules	302	779	(477)	1,586	3,139	(1,553)
mmWave other products	-	-	-	4	18	(14)
	$4,262	$3,060	$1,202	$11,385	$10,384	$1,001

Product revenue increased for the three months ended September 30, 2023 compared with the same period of 2022 primarily due to increases in shipments related to our end-of-life announcement of our memory IC products, partially offset by a reduction in shipments of our antenna modules.

Product revenue increased for the nine months ended September 30, 2023 compared with the same period of 2022 due to increases in shipments related to our end-of-life announcement of our memory IC products combined with year-over year increases in shipments of our mmWave ICs, partially offset by a reduction in shipments of our antenna modules. We initiated price increases on certain of our antenna module products in 2022, however, through September 30, 2023, we had not realized any material increase in revenue as a result of those price increases.

	September 30,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
Royalty and other -three months ended	$219	$234	$(15)	(6)%
Percentage of total net revenue	5%	7%
Royalty and other -nine months ended	$531	$597	$(66)	(11)%
Percentage of total net revenue	4%	5%

Royalty and other includes royalty, non-recurring engineering, or NRE, services and license revenues. The decrease in royalty and other revenue for the three months ended September 30, 2023 compared with the same period of 2022 was primarily due to a decrease in royalty revenues from licensees of our memory technology due to reduced shipments by these licensees.

The decrease in royalty and other revenue for the nine months ended September 30, 2023 compared with the same period of 2022 was primarily due to a decrease in NRE services revenue related to our mmWave technology and a decrease in royalty revenues from licensees of our memory technology due to reduced shipments by these licensees.

Cost of Net Revenue and Gross Profit

	September 30,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$2,445	$2,000	$445	22%
Percentage of total net revenue	55%	61%
Cost of net revenue -nine months ended	$7,346	$6,747	$599	9%
Percentage of total net revenue	62%	61%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including amortization of intangible assets and depreciation of production-related fixed assets.

Cost of net revenue increased for the three months ended September 30, 2023 when compared with the same period in 2022, primarily due to the combined effect of i) increased shipment volumes of our memory products in 2023, partially offset by decrease in sales of our mmWave product, and ii) increased amortization of developed technology of approximately $0.2 million. The revised remaining estimated life to 18 months of the intangible asset was a result of the end-of-life announcement on May 1, 2023 (see Note 11).

Cost of net revenue increased for the nine months ended September 30, 2023 when compared with the same period in 2022, due to the increase in sales of our IC products, partially offset by decrease in sales of our mmWave product. In addition, we incurred increased inventory write-down charges of $0.4 million primarily for mmWave product inventory, as we identified excess and obsolete inventory. If our utilization of inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory write-downs may be required. Cost of net revenue represents a higher percentage of revenue for our mmWave products, as compared to our memory products.

	September 30,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
Gross profit -three months ended	$2,036	$1,294	$742	57%
Percentage of total net revenue	45%	39%
Gross profit -nine months ended	$4,570	$4,234	$336	8%
Percentage of total net revenue	38%	39%

Gross profit increased for the three months ended September 30, 2023 compared with the same period of 2022 primarily due to the increase in shipment volumes of our memory products. The increase in our gross profit margin percentage for the three months ended September 30, 2023 compared with the prior year period was primarily attributable to the increased volume shipments of our memory products, which carry higher gross margins than our mmWave products.

Gross profit increased for the nine months ended September 30, 2023 compared with the same period of 2022 due to the increased shipments of our memory and mmWave IC products partially offset by a decrease in shipments of our mmWave antenna modules combined with the increase in cost of net revenues.

Research and Development

	September 30,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
R&D -three months ended	$3,484	$4,509	$(1,025)	(23)%
Percentage of total net revenue	78%	137%
Research and development -nine months ended	$11,038	$15,636	$(4,598)	(29)%
Percentage of total net revenue	93%	142%

Our research and development, or R&D, expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for the three and nine months ended September 30, 2023 compared with the same periods of 2022 was primarily due to reduced salary and consulting costs. During the quarter ended December 31, 2022, we began implementing cost reductions, which included a reduction of consulting positions and the elimination of certain employee positions in February 2023, as well as targeted reductions in certain longer-term research and development projects. In August 2022, we entered into a Technology License and Patent Assignment Agreement, or the Agreement, with Intel Corporation, or Intel, and as a result we transferred certain employees and consultants to Intel. As a result of the Agreement and other cost reductions, our memory-related R&D expenses declined by approximately $0.6 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. In addition, during the nine months ended September 30, 2022, we incurred mask fabrication (i.e., tape-out) expenses of $0.7 million for one of our mmWave ICs, and we incurred no mask fabrication costs in 2023.

We expect that total R&D expenses will decrease for the remainder of 2023 compared with 2022, as a result of our cost reduction initiatives.

Selling, General and Administrative

	September 30,		Change
	2023	2022	2022 to 2023
	(dollar amounts in thousands)
SG&A -three months ended	$2,112	$3,353	$(1,241)	(37)%
Percentage of total net revenue	47%	102%
SG&A -nine months ended	$6,331	$8,938	$(2,607)	(29)%
Percentage of total net revenue	53%	81%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of certain intangible assets.

The decrease for the three and nine months ended September 30, 2023 compared with the same period of 2022 was primarily related to cost reductions, which we initiated during the three months ended December 31, 2022. The reductions in SG&A expense in 2023 primarily resulted from lower headcount, including the elimination of certain employee and consulting positions and reductions of other discretionary operating expenses. We expect that total SG&A expense will decrease for the remainder of 2023 compared with 2022 due to our continued cost reduction initiatives, including lower headcount.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2023, we had cash, cash equivalents and investments of $0.7 million and working capital of $6.5 million.

Net cash used in operating activities was $5.6 million for the first nine months of 2023, which primarily resulted from our net loss of $7.9 million, as adjusted for a $4.2 million non-cash gain on the change in fair value of warrant liability and $0.2 million in other non-cash changes, and was partially offset by non-cash charges of $2.8 million of depreciation and amortization and $3.9 million of stock based compensation.

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

Net cash provided by investing activities of $1.0 million for the nine months ended September 30, 2023 represented $1.1 million in proceeds from maturities of short-term investments, partially offset by $0.1 million of purchases of property and equipment.

Net cash provided by investing activities of $10.4 million for the nine months ended September 30, 2022 represented $11.5 million in proceeds from maturities of short-term investments, partially offset by $0.5 million purchases of short and long-term investments and $0.6 million of purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of $3.5 million, primarily comprised $3.6 million in net proceeds from a registered direct offering of our common stock and common stock purchase warrants completed in September 2023, partially offset by taxes paid to net share settle equity awards and repayment of finance lease liabilities.

Net cash used financing activities for the nine months ended September 30, 2022 consisted of taxes paid to net share settle equity awards.

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

Subsequent to September 30, 2023, we collected approximately $3.7 million of EOL proceeds, including $2.2 million included in accounts receivable at September 30, 2023, $0.4 million related to October shipments and approximately $1.1 million of customer deposits to fund inventory purchases of our memory IC products.

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

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory and computer-aided-design (CAD) software. At September 30, 2023, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.3 million and non-cancelable purchase orders for CAD software of $3.1 million, which extend through approximately September 2025.

Going Concern - Working Capital

We incurred net losses of approximately $7.9 million for the nine months ended September 30, 2023 and $32.4 million for the year ended December 31, 2022, and we had an accumulated deficit of approximately $157.5 million as of September 30, 2023. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through offerings of equity and equity-linked securities, issuance of convertible notes and loans.

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

As a result of our expected operating losses and cash burn and recurring losses from operations, if we are unable to raise sufficient capital through additional equity or debt arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. The condensed consolidated financial statements presented in Part I, Item 1 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that such additional capital, whether in the form of equity or debt financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities. In February 2023, we announced that we had implemented cost-reduction initiatives to reduce operating expenses by approximately $5 million on an annualized basis. Most recently, in November 2023, we initiated a temporary lay-off in Canada of 16 positions, and eliminated three full-time equivalent positions in the U.S. and Canada. We have the ability to recall the employees subject to temporary lay-off, however such recalls would be dependent on improvements in business conditions and our financial condition, which we are unable to predict. If we do not recall any of the affected employees in Canada, we would achieve annual total savings of approximately $2.8 million from these reductions, excluding the impacts of any severance and related termination payments.

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

We believe that our existing cash and cash equivalents as of September 30, 2023, plus expected receipts associated with product sales, will provide us with liquidity to fund our planned operating needs into the first quarter of 2024. Variability in our operating forecast, driven primarily by (i) product sales and collections, (ii) potential customer licensing and NRE transactions, (iii) timing of operating expenditures, and (iv) unanticipated changes in net working capital, will impact our cash runway. Likewise, we may decide to revise our financial priorities and operating plans, depending on the level of customer shipments, licensing and NRE arrangements and timing of related collections. This could impact our ability to enter into strategic arrangements and to access additional capital.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed financial statements for the nine months ended September 30, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the nine months ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to discontinue the production of our memory products

Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC has informed us that it will be discontinuing the foundry process used to produce the wafers necessary to produce our memory ICs. We are not in a position to transition wafer production to a new foundry and continue to manufacture these products. As a result, we have informed our customers that we are initiating an end-of-life, or EOL, of our memory IC products. We expect to fulfill product EOL orders during 2024 and into 2025. Our memory IC products represented over 50% of our revenues for the year ended December 31, 2022 and over 60% of our revenues for the nine months ended September 30, 2023. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

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

In addition, we maintain an inventory of our products at various stages of production, as well as an inventory of finished goods. As we are generally a sole-source supplier, we hold these inventories in anticipation of customer orders. If those customer purchase orders do not materialize in a timely manner or customers do not honor those purchase orders, we can have excess or obsolete inventory which we would have to write-down, and our gross profit and results of operations would be adversely affected.

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

We may fail to achieve the intended cost savings and related benefits from our reduction in workforce and temporary lay-offs.

In February 2023, we implemented a reduction in our workforce and eliminated 5 positions to help us achieve a more cost-efficient organization. In November 2023, we further reduced our workforce by eliminating 3 positions, which included one employee and two consultants, and we initiated a temporary lay-off in Canada of 16 positions, all intended to preserve cash to keep capital expenditures to minimum levels in order to reduce operating costs and our short-term cash needs.

We may fail to effectively execute on, or achieve the intended goals of, the reductions in operating costs. Our plans may also change as we continue to refocus on reducing operating costs and streamlining operations, while at the same time conserving cash by delaying or deferring certain expenditures as well. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought. In addition, the reduction in workforce may negatively impact employee morale for those who are not directly impacted, which may increase employee attrition and hurt future recruiting efforts, hindering our ability to achieve our key priorities. Any failure to achieve the expected benefits from the reduction in workforce could adversely affect our stock price, financial condition and ability to achieve our goals.

ITEM 6. Exhibits

(a) Exhibits

31.1*	Rule 13a-14 certification
31.2*	Rule 13a-14 certification
32.1**	Section 1350 certifications
101*	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 13, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2023	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)