Form 10-Q
period 2024-03-31
Peraso Inc.
filed 2024-05-14
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 95,093 as of May 8, 2024.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 2,595,143 as of May 8, 2024.

PERASO INC.

FORM 10-Q

March 31, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,435	$1,583
Accounts receivable, net	1,482	731
Inventories, net	2,756	2,606
Tax credits and receivables	27	36
Prepaid expenses and other	758	584
Total current assets	7,458	5,540

Property and equipment, net	981	1,156
Right-of-use lease assets	524	615
Intangible assets, net	2,464	3,280
Other	121	123
Total assets	$11,548	$10,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,221	$2,448
Accrued expenses and other	748	611
Deferred revenue	1,110	1,105
Short-term lease liabilities	328	370
Total current liabilities	4,407	4,534

Long-term lease liabilities	277	349
Warrant liabilities	158	1,748
Total liabilities	4,842	6,631
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized; and one share issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 2,289 shares and 673 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	1
Exchangeable shares, no par value; unlimited shares authorized; 95 shares outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	175,127	170,474
Accumulated deficit	(168,423)	(166,392)
Total stockholders’ equity	6,706	4,083
Total liabilities and stockholders’ equity	$11,548	$10,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Net revenue
Product	$2,676	$4,888
Royalty and other	140	145
Total net revenue	2,816	5,033
Cost of net revenue	1,510	3,106
Gross profit	1,306	1,927
Operating expenses
Research and development	2,835	3,887
Selling, general and administrative	2,102	2,242
Gain on license and asset sale	—	(406)
Total operating expenses	4,937	5,723
Loss from operations	(3,631)	(3,796)
Change in fair value of warrant liabilities	1,591	658
Other income (expense), net	9	(10)
Net loss	$(2,031)	$(3,148)

Other comprehensive loss, net of tax:
Net unrealized gain on available-for-sale-securities	—	14
Comprehensive loss	$(2,031)	$(3,134)

Net loss per share
Basic and diluted	$(1.07)	$(5.54)

Shares used in computing net loss per share
Basic and diluted	1,907	568

Note: Share and per share amounts for the three months ended March 31, 2024 and 2023 have been adjusted to reflect the impact of a 1-for-40 reverse stock split effected in January 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A							Accumulated
	Special Voting				Exchangeable		Additional	Other
	Preferred Stock		Common Stock		Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2023	—	$—	673	$1	95	$—	$170,474	$—	$(166,392)	$4,083
Shares issued for reverse stock split	—	—	52	—	—	—	—	—	—	—
Sale of common stock and warrants	—	—	563	—	—	—	3,431	—	—	3,431
Issuance of common stock upon exercise of warrants	—	—	1,001	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,222	—	—	1,222
Net loss	—	—	—	—	—	—	—	—	(2,031)	(2,031)
Balance as of March 31, 2024	—	$—	2,289	$2	95	$—	$175,127	$—	$(168,423)	$6,706

	Series A							Accumulated
	Special Voting				Exchangeable		Additional	Other
	Preferred Stock		Common Stock		Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2022	—	$—	357	$—	228	$—	$164,879	$(25)	$(149,597)	$15,257
Exchange of exchangeable shares	—	—	8	—	(8)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,307	—	—	1,307
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	(3,148)	(3,148)
Balance as of March 31, 2023	—	$—	365	$—	220	$—	$166,186	$(11)	$(152,745)	$13,430

Note: Share and per share amounts for the three months ended March 31, 2024 and 2023 have been adjusted to reflect the impact of a 1-for-40 reverse stock split effected in January 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,031)	$(3,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	992	755
Stock-based compensation	1,222	1,307
Change in fair value of warrant liabilities	(1,591)	(658)
Inventory write-downs	—	369
Allowance for bad debt	—	(183)
Accrued interest on debt obligation	(3)	(6)
Other	(5)	5
Changes in assets and liabilities
Accounts receivable	(750)	546
Inventories	(146)	126
Prepaid expenses and other assets	(173)	474
Tax credits and receivables	9	—
Accounts payable	(226)	(480)
Right-of-use assets	91	165
Lease liabilities - operating	(80)	(147)
Deferred revenue and other liabilities	141	(539)
Net cash used in operating activities	(2,550)	(1,414)
Cash flows from investing activities:
Purchases of property and equipment	—	(84)
Proceeds from maturities of marketable securities	—	500
Net cash provided by investing activities	—	416
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	3,432	—
Repayment of financing lease	(30)	(25)
Net cash provided by (used in) financing activities	3,402	(25)
Net increase (decrease) in cash and cash equivalents	852	(1,023)
Cash and cash equivalents at beginning of period	1,583	1,828
Cash and cash equivalents at end of period	$2,435	$805

Supplemental disclosure:
Noncash investing and financing activities:
Unrealized gain on available-for-sale securities	$—	$14

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $2.0 million for the three months ended March 31, 2024 and $16.8 million for the year ended December 31, 2023 and had an accumulated deficit of approximately $168.4 million as of March 31, 2024. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of common stock and issuance of convertible notes and loans to investors and affiliates. As disclosed in Note 7, in February 2024, the Company completed a public offering of its common stock and common stock purchase warrants for net proceeds of $3.4 million.

The Company expects to continue to incur operating losses for the foreseeable future as it secures additional customers and continues to invest in the commercialization of its products. The Company will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of the Company’s expected operating losses and cash burn for the foreseeable future, as well as recurring losses from operations, if the Company is unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s primary focus is producing and selling its products. If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities.

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

As a result of the reverse stock split, which was effective for trading purposes on January 3, 2024, every 40 shares of the Company’s pre-reverse split outstanding common stock and exchangeable shares were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of holders of common stock and exchangeable shares were not affected by the reverse stock split. Any fractional shares of common stock and exchangeable shares resulting from the reverse stock split were rounded up to the nearest whole share. All stock options and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plans and warrants outstanding immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 40 and, as applicable, multiplying the exercise price by 40, as a result of the reverse stock split. All share and per-share amounts in these condensed consolidated financial statements have been restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was approximately $30,000 as of March 31, 2024 and December 31, 2023.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records write-downs for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional adjustments to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company determined that it had excess and obsolete inventory, primarily related to its mmWave products, and recorded write-downs of inventory of approximately $369,000 during the three months ended March 31, 2023. No material write-downs of inventory were recorded during the three months ended March 31, 2024. If the Company’s recognition of excess or obsolete inventory is, or if its estimates of inventory’s potential utility become, less favorable than currently expected, additional inventory write-downs may be required.

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

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Intangible assets subject to amortization, including those acquired in business combinations were as follows (amounts in thousands):

	March 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$(4,035)	$1,691
Customer relationships	2,556	(1,801)	755
Other	186	(168)	18
Total	$8,468	$(6,004)	$2,464

	December 31, 2023
	Gross			Net
	Carrying	Accumulated	Other	Carrying
	Amount	Amortization	Impairment	Amount
Developed technology	$5,726	$(3,471)	$—	$2,255
Customer relationships	2,556	(1,550)	—	1,006
Other	186	(61)	(106)	19
Total	$8,468	$(5,082)	$(106)	$3,280

Developed technology primarily consisted of MoSys’ products that have reached technological feasibility and primarily relate to its memory semiconductor products and technology. The value of the developed technology was determined by discounting estimated net future cash flows of these products. Amortization related to developed technology of $0.6 million for the three months ended March 31, 2024 has been included in cost of net revenue in the condensed consolidated statements of operations and comprehensive loss.

Customer relationships relate to the Company’s ability to sell existing and future versions of its products to MoSys’ customers existing at the time of the arrangement. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer relationships. Amortization related to customer relationships of $0.2 million for the three months ended March 31, 2024 has been included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Other amortization expense was approximately $1,000 for the three months ended March 31, 2024.

At March 31, 2024, the Company has not identified any intangible asset impairments. However, current macroeconomic conditions, which have been impacted by inflation and other world unrest, could negatively impact our business and stock price and trigger the Company to test for impairment. The Company will continue to evaluate for impairment indicators, as necessary, on a quarterly basis.

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of March 31, 2024 and December 31, 2023, contract liabilities were in a current position and included in deferred revenue.

During the three months ended March 31, 2024, the Company recognized approximately $201,800 of revenue that had been included in deferred revenue as of December 31, 2023.

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

Per-Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of exchangeable shares and shares of common stock outstanding (WASO) during the period. In addition, the Company includes the number of shares of common stock issuable upon exercise of pre-funded warrants as outstanding. Diluted net loss per share gives effect to all potentially dilutive exchangeable and common shares outstanding during the period. Potentially dilutive common shares consist of incremental exchangeable shares and shares of common stock issuable upon the achievement of escrow terms, exercise of stock options, vesting of stock awards and exercise of warrants.

Prior to June 30, 2023, the Company excluded shares of common stock issuable upon exercise of pre-funded warrants from the computation of WASO. The pre-funded warrant shares are now included in the computation of WASO. Prior period amounts have been conformed to the current-period presentation. The impact of the change reduced the previously reported loss per share by $0.30, and increased WASO by approximately 29,000 shares for the three months ended March 31, 2023. The reclassification had no impact on the Company’s net loss or cash flows for the three months ended March 31, 2024.

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	March 31,
	2024	2023
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	36	37
Unvested restricted common stock units	15	27
Warrants classified as equity	8,094	—
Warrants classified as liabilities	235	123
Total	8,426	233

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

Note 2. Fair Value of Financial Instruments

The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$158	$—	$—	$158

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$1,748	$—	$—	$1,748

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represent the Company’s determination of fair value for its financial assets (cash equivalents and investments) (in thousands):

	March 31, 2024
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,435	$—	$—	$2,435

	December 31, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,583	$—	$—	$1,583

Note 3. Balance Sheet Detail

	March 31,	December 31,
	2024	2023
	(in thousands)
Inventories:
Raw materials	$147	$209
Work-in-process	1,778	1,517
Finished goods	831	880
	$2,756	$2,606

Note 4. Commitments and Contingencies

Leases

The Company has operating leases for its corporate headquarters facility in San Jose, California and facilities in Toronto and Markham Ontario, Canada and recognizes lease expense on a straight-line basis over the respective lease terms.

In November 2023, the Company renewed the San Jose facility lease for a one-year term, which commenced January 15, 2024 (the Renewal Term), and, effective with the commencement of the Renewal Term, the Company ceased accounting for the lease under ASC 842. In December 2023, the Company renewed the Toronto office lease for a reduced amount of square footage for a one-year term, which commenced January 1, 2024. In May 2022, the Company entered into a lease for the facility in Markham with a 60-month term, which commenced June 21, 2022. The Markham landlord also provided a lease incentive of approximately $286,200 (the Incentive). In 2023, the Company received payment of $143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each year during the remaining lease term. During 2023, a credit of $35,775 was made against the rent during the three months ended December 31, 2023. As of March 31, 2024, the pending Incentive to be received was $107,325.

Upon the renewal of the Toronto lease in December 2023, the Company recognized a right-of-use asset of approximately $137,700. The discount rate used to measure the lease assets and liabilities for the renewal was 8%.

The initial right-of-use asset and corresponding liability of approximately $1.0 million for the Markham facility lease were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities was 8%.

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

The following table provides the details of right-of-use assets and lease liabilities as of March 31, 2024 (in thousands):

Three Months Ended
March 31, 2024
Right-of-use assets:
Operating leases	$365
Finance lease	159
Total right-of-use assets	$524
Lease liabilities:
Operating leases	$445
Finance lease	160
Total lease liabilities	$605

Future minimum payments under the leases at March 31, 2024 are listed in the table below (in thousands):

Year ending December 31,
2024	$293
2025	164
2026	107
2027	104
Total future lease payments	668
Less: imputed interest	(63)
Present value of lease liabilities	$605

The following table provides the details of supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$106	$199

Rent expense was approximately $0.2 million for each of the three-month periods ended March 31, 2024 and 2023. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three months ended March 31, 2024 and 2023.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory and computer-aided-design (CAD) software. At March 31, 2024, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $3.2 million and non-cancelable purchase orders for CAD software of $2.2 million.

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

The Company recognized revenue from shipments of product, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
United States	$2,230	$3,089
Hong Kong	213	146
Taiwan	89	1,429
Rest of world	284	369
Total net revenue	$2,816	$5,033

The following is a breakdown of product revenue by category (in thousands):

	Three Months Ended March 31,
Product category	2024	2023
Memory ICs	$2,383	$2,181
mmWave ICs	77	1,479
mmWave modules	203	1,224
mmWave other products	13	4
	$2,676	$4,888

The following lists significant customers that represented more than 10% of the Company’s total revenue and/or net accounts receivable balance, as applicable, at each respective balance sheet date:

	Revenue		Accounts Receivable
	For the Three Months Ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
Customer A	51%	13%	42%	36%
Customer B	28%	25%	42%	33%
Customer C	*	27%	*	*
Customer D	*	21%	*	*
Customer E	*	*	*	14%

The following lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	Accounts Payable
	March 31,	December 31,
	2024	2023
Vendor A	52%	47%
Vendor B	*	12%

*	Represents less than 10%

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

In connection with the Arrangement, the Company assumed the Peraso Technologies Inc. 2009 Share Option Plan (the 2009 Plan) and all outstanding options granted pursuant to the terms of the 2009 Plan. Each outstanding, unexercised and unexpired option under the 2009 Plan, whether vested or unvested, was assumed by the Company and converted into options to purchase shares of the Company’s common stock. No further awards will be made under the 2009 Plan.

The 2009 Plan, the Amended 2010 Plan and the 2019 Plan are referred to collectively as the “Plans.”

Stock-Based Compensation Expense

The Company reflected compensation costs of $1.0 million and $1.1 million related to the vesting of stock options during each of the three-month periods ended March 31, 2024 and 2023, respectively. At March 31, 2024, the unamortized compensation cost was approximately $2.2 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 0.8 years. The Company reflected compensation costs of $0.2 million related to the vesting of restricted stock during each of the three months ended March 31, 2024 and 2023. The unamortized compensation cost at March 31, 2024 was $0.7 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 0.9 years. There were no stock options granted or exercised during the three months ended March 31, 2024 and 2023.

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

The following table summarizes the activity in the shares available for grant under the Plans during the three months ended March 31, 2024 and options outstanding as of March 31, 2024 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2023	39	36	$127.00
RSUs granted	(2)	—	—
RSUs cancelled and returned to the 2019 Plan	2	—	—
Options cancelled	—	(1)	$147.64
Balance as of March 31, 2024	39	35	$126.70

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2023	15	$69.63
Granted	2	$1.55
Cancelled	(2)	$53.54
Non-vested shares as of March 31, 2024	15	$62.04

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2024 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $62.80	2	5.64	$62.80	2	$62.80	$—
$62.81 - $599.60	33	6.49	$108.06	27	$107.66	$—
$0.00 - $599.60	35	6.43	$126.70	29	$130.00	$—

Note 7. Equity

Exchangeable Shares and Preferred Stock

As discussed in Note 1, on December 17, 2021, following the satisfaction of the closing conditions set forth in the Arrangement Agreement, the Arrangement was completed. Pursuant to the completion of the Arrangement, each Peraso Share that was issued and outstanding immediately prior to December 17, 2021 was converted into either newly issued shares of common stock of the Company or shares of Canco, which are exchangeable for shares of the Company’s common stock (Exchangeable Shares), at the election of each former Peraso Tech stockholder. Of the shares issued to the holders of Peraso Tech Shares, pursuant to the terms of the Agreement, the Company held in escrow an aggregate of 32,822 Exchangeable Shares and 12,564 shares of common stock (collectively, the Escrow Shares). The Escrow Shares are escrowed pursuant to the terms of an escrow agreement on a pro rata basis from the aggregate consideration received by the holders of Peraso Shares, subject to the offset by the Company for any losses in accordance with the Agreement. Such Escrow Shares shall be released, subject to any offset claim, upon the satisfaction of the earlier of: (a) any date following the first anniversary of December 17, 2021 and prior to December 17, 2024 where the volume weighted average price of the common stock for any 20 trading days within a period of 30 consecutive trading days is at least $342.80 per share, subject to adjustment for stock splits or other similar transactions; (b) the date of any sale of all or substantially all of the assets or shares of the Company; or (c) the date of any bankruptcy, insolvency, restructuring, receivership, administration, wind-up, liquidation, dissolution, or similar event involving the Company. All and any voting rights and other stockholder rights, other than with respect to dividends and distributions, with respect to the Escrow Shares are suspended until the Escrow Shares are released from escrow.

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

February 2024 Public Offering

On February 6, 2024, the Company entered into an underwriting agreement (the Underwriting Agreement) with Ladenburg Thalmann & Co. Inc., as the sole underwriter (the Underwriter), relating to the issuance and sale in a public offering (the Offering) of: (i) 480,000 shares of common stock, (ii) pre-funded warrants to purchase up to 1,424,760 shares of common stock, (iii) Series A warrants to purchase up to 3,809,520 shares of common stock, (iv) Series B warrants to purchase up to 3,809,520 shares of common stock, and (v) up to 285,714 additional shares of common stock, Series A warrants to purchase up to 571,428 shares of common stock and Series B warrants to purchase up to 571,428 shares of common stock that may be purchased pursuant to a 45-day option to purchase additional securities granted to the Underwriter by the Company. The Underwriter partially exercised this option on February 7, 2024 for 82,500 shares of common stock, Series A warrants to purchase up to 165,000 shares of common stock and Series B warrants to purchase up to 165,000 shares of common stock. The combined public offering price of each share of common stock, together with the accompanying Series A warrants and Series B warrants, was $2.10, less underwriting discounts and commissions. The combined public offering price of each pre-funded warrant, together with the accompanying Series A warrants and Series B warrants, was $2.099, less underwriting discounts and commissions.

The Offering, including the additional shares of common stock, Series A warrants and Series B warrants sold pursuant to the partial exercise of the Underwriter’s option, closed on February 8, 2024.

The net proceeds from the Offering, including the additional shares of common stock, Series A warrants and Series B warrants sold pursuant to the partial exercise of the Underwriter’s option, after deducting underwriting discounts and commissions and other estimated Offering expenses payable by the Company and excluding any proceeds from the exercise of the Series A warrants, Series B warrants and pre-funded warrants, were approximately $3.4 million.

The Series A warrants and Series B warrants each have an exercise price of $2.25 per share and were immediately exercisable upon issuance. The Series A warrants expire on the five-year anniversary of the date of issuance and the Series B warrants expire on the six-month anniversary of the date of issuance. The pre-funded warrants have an exercise price of $0.001 per share, were exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. The exercise price and number of shares of common stock issuable upon exercise of the warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Subject to limited exceptions, a holder may not exercise any portion of its warrants to the extent that the holder would beneficially own more than 9.99% or 4.99% (at the election of the holder) of the Company’s outstanding common stock after exercise.

On February 8, 2024, pursuant to the Underwriting Agreement, the Company issued Series A warrants to the Underwriter to purchase up to 139,108 shares of common stock at an exercise price of $2.625, subject to adjustments, which are exercisable at any time and from time to time, in whole or in part, until February 8, 2029.

Warrants Classified as Equity

As of March 31, 2024, the Company had the following equity-classified common stock purchase warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration
Balance as of December 31, 2023	7	$28.00	June 28, 2023
Pre-funded warrants issued	1,425	$0.001	—
Pre-funded warrants exercised	(1,001)	$0.001	—
Series A warrants issued	3,974	$2.250	February 8, 2029
Series A warrants issued	139	$2.625	February 8, 2029
Series B warrants issued	3,974	$2.250	August 8, 2024
Balance as of March 31, 2024	8,518

During the three months ended March 31, 2024, holders exercised warrants for an aggregate of 674,920 shares of common stock based on the exercise price of $0.001 per share for aggregate proceeds of approximately $675. Also, during the three months ended March 31, 2024, holders exercised warrants for an aggregate of 326,190 shares of common stock on a cashless basis and surrendered 127 shares of common stock as payment of the aggregate exercise price.

Note 8. Warrants Classified as Liabilities

In November 2022 and June 2023, the Company completed registered direct offerings and sold shares of its common stock and common stock purchase warrants (the “Purchase Warrants”). The securities purchase agreements governing the Purchase Warrants provide for a value calculation for such warrants using the Black Scholes model in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Purchase Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its condensed consolidated balance sheets. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the consolidated statements of operations and comprehensive loss.

As of March 31, 2024 and December 31, 2023, the Company had the following liability-classified warrants outstanding (amounts in thousands):

	Number of Shares	Exercise Price	Expiration Date
Warrants issued - November 2022	92	$40.00	May 28, 2028
Warrants issued - June 2023	143	$28.00	June 2, 2028
	235

	Number of Shares	Fair Value
Balance as of December 31, 2023	235	$1,748
Change in fair value of warrants	—	(1,591)
Balance as of March 31, 2024	235	$157

The fair value of the Purchase Warrants at March 31, 2024 was determined using the Black Scholes model with the assumptions in the following table. The table also includes the total fair value determined at the valuation date based on these assumptions.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	4.2 years	4.2 years
Interest rate (risk-free rate)	4.22%	4.22%
Expected volatility	124%	124%
Expected dividend yield	—	—
Fair value of warrants (in thousands)	$57	$100

The fair value of the Purchase Warrants at December 31, 2023 was determined using the Black Scholes model with the assumptions in the following table. The table also includes the total fair value determined at valuation date based on these assumptions.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	4.4 years	4.4 years
Interest rate (risk-free rate)	3.84%	3.84%
Expected volatility	116%	116%
Expected dividend yield	—	—
Fair value of warrants (in thousands)	$653	$1,095

Note 9. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. The Company recorded compensation expense of approximately $27,800 for the employed family member for each of the three months ended March 31, 2024 and 2023.

Note 10. License and Asset Sale Transaction

On August 5, 2022, the Company entered into a Technology License and Patent Assignment Agreement (the Intel Agreement) with Intel Corporation (Intel), pursuant to which Intel: (i) licensed from the Company, on an exclusive basis, certain software and technology assets related to the Company’s Stellar packet classification intellectual property, including its graph memory engine technology, and any roadmap variant, in the form existing as of the date of the Intel Agreement (the Licensed Technology); (ii) acquired from the Company certain patent applications and patents owned by the Company; and (iii) assumed a professional services agreement, dated March 24, 2020, between Fabulous Inventions AB (Fabulous) and the Company, pursuant to which, among other things, the Company licensed from Fabulous certain technology incorporated into the Licensed Technology.

As consideration for the Company to enter into the Intel Agreement, Intel agreed to pay the Company $3,062,500 at the closing of the transaction (the Closing) and $437,500 (the Holdback) upon the satisfaction by the Company, as mutually agreed upon by the parties in good faith, of certain release criteria set forth in the Intel Agreement relating to various due diligence activities of Intel regarding the Licensed Technology.

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

Note 11. Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation (TSMC) is the sole foundry that manufactures the wafers used to produce the Company’s memory IC products. TSMC has informed the Company that TSMC is discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture the Company’s memory ICs. As a result, in May 2023, the Company informed its customers that the Company would be initiating an end-of-life (EOL) of its memory IC products. As of March 31, 2024, the Company had a non-cancelable purchase order backlog for its memory IC products of approximately $12.6 million. The Company expects to fulfill this backlog and complete final shipments of its memory IC products by March 31, 2025.

Note 12. Subsequent Events

Subsequent to March 31, 2024, the holders of the pre-funded warrants issued in the Offering exercised warrants for an additional 307,460 shares of common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising effort, the impacts of COVID-19 on our business, and inflation, which could cause customers to delay or reduce purchases of our products or delay payments to us, which would adversely affect our financial results, including cash flows, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our annual report on Form 10-K for the year ended December 31, 2023 and the risk factors described below under Item 1A of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Overview

We were formerly known as MoSys, Inc. (“MoSys”) and we were incorporated in California in 1991 and reincorporated in 2000 in Delaware. On September 14, 2021, we and our subsidiaries, 2864552 Ontario Inc. and 2864555 Ontario Inc., entered into an Arrangement Agreement (the “Arrangement Agreement”) with Peraso Technologies Inc. (“Peraso Tech”), a corporation existing under the laws of the province of Ontario, to acquire all of the issued and outstanding common shares of Peraso Tech (the “Peraso Shares”), including those Peraso Shares to be issued in connection with the conversion or exchange of secured convertible debentures and common share purchase warrants of Peraso Tech, as applicable, by way of a statutory plan of arrangement (the “Arrangement”) under the Business Corporations Act (Ontario). On December 17, 2021, following the satisfaction of the closing conditions set forth in the Arrangement Agreement, the Arrangement was completed and we changed our name to “Peraso Inc.” and began trading on the Nasdaq Stock Market (the “Nasdaq”) under the symbol “PRSO.”

Our strategy and primary business objective is to be a profitable, IP-rich fabless semiconductor company offering integrated circuits, or ICs, antenna modules and related non-recurring engineering services. We specialize in the development of mmWave semiconductors, primarily in the unlicensed 60 GHz spectrum band for 802.11ad/ay- compliant devices and in the 28/39 GHz spectrum bands for 5G-compliant devices. We derive our revenue from selling semiconductor devices, as well as antenna modules based on using those mmWave semiconductor devices. We have pioneered a high-volume mmWave IC production test methodology using standard, low-cost production test equipment. It has taken us several years to refine performance of this production test methodology, and we believe this places us in a leadership position in addressing operational challenges of delivering mmWave products into high-volume markets. We also produce and sell complete mmWave antenna modules. The primary advantage provided by our antenna modules is that our proprietary mmWave ICs and the antenna are integrated into a single device. A differentiating characteristic of mmWave technology is that the RF amplifiers must be as close as possible to the antenna to minimize loss. With our module, we can guarantee the performance of the amplifier/antenna interface and simplify customers’ radio frequency (“RF”) engineering, facilitating more opportunities for customer prospects that have not provided RF-type systems, as well as shortening the time to market for new products.

We also acquired a memory product line comprising our Bandwidth Engine IC products. These products integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance. Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC has informed us that it would be discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and we commenced initial EOL shipments during the quarter ended September 30, 2023. We have requested customers to pay a deposit upon purchase order placement to reserve supply and provide funding for our required inventory purchases. In addition, we have requested customers to accelerate payments to improve our cash flows. Under our EOL plan, we expect shipments of our memory products to continue through March 31, 2025. However, the timing of EOL shipments will be dependent on receipt of purchase orders from customers, deliveries from our suppliers, and the delivery schedules requested by our customers.

We incurred net losses of approximately $2.0 million for the three months ended March 31, 2024 and $16.8 million for the year ended December 31, 2023, and we had an accumulated deficit of approximately $168.4 million as of March 31, 2024. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

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

For additional information on risks that could impact our future results of operations, please refer to “Risk Factors” in Part II, Item 1A. of this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report and Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	March 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Product - three months ended	$2,676	$4,888	$(2,212)	(45)%
Percentage of total net revenue	95%	97%

The following table details revenue by product category for the three months ended March 31, 2024 and 2023:

(amounts in thousands)	Three Months Ended March 31,
Product category	2024	2023	change
Memory ICs	$2,383	$2,181	202
mmWave ICs	77	1,479	(1,402)
mmWave modules	203	1,224	(1,021)
mmWave other products	13	4	9
	$2,676	$4,888	$(2,212)

Product revenue decreased for the three months ended March 31, 2024 compared with the same period of 2023 primarily due to the decrease in shipments of our mmWave ICs and antenna modules, which was partially offset by increases in EOL shipments of our memory IC products. We initiated price increases on certain of our antenna module products in 2022, however, through March 31, 2024, we had not realized any material increase in revenue as a result of those price increases.

Taiwan Semiconductor Manufacturing Corporation (TSMC) is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC has informed us that TSMC is discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, in May 2023, we informed our customers that we would be initiating an end-of-life (EOL) of our memory IC products. As of March 31, 2024, we had a non-cancelable purchase order backlog for our memory IC products of approximately $12.6 million. We expect to fulfill this backlog and complete final shipments of our memory IC products by March 31, 2025.

We expect revenues to increase in 2024 as compared with 2023, as we anticipate increased sales of our memory IC products, based on EOL purchase orders received from customers. In addition, we expect sales of our mmWave products to increase from a volume and revenue perspective over the next 12 months, as we expect new customers to commence production during 2024.

	March 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Royalty and other - three months ended	$140	$145	$(5)	(3)%
Percentage of total net revenue	5%	3%

Royalty and other includes royalty, non-recurring engineering services and license revenues. The decrease in royalty and other revenue for the three months ended March 31, 2024 compared with the same period of 2023 was primarily due to a decrease in royalty revenues from licensees of our memory technology due to reduced shipments by these licensees and partially offset by an increase in non-recurring engineering services revenue related to our mmWave technology.

Cost of Net Revenue and Gross Profit

	March 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Cost of net revenue - three months ended	$1,510	$3,106	$(1,596)	(51)%
Percentage of total net revenue	54%	62%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including amortization of intangible assets and depreciation of production-related fixed assets.

Cost of net revenue decreased for the three months ended March 31, 2024 when compared with the same period in 2023, primarily due to the combined effect of i) a decrease in sales of our mmWave IC and module products, partially offset by an increase in shipments of our memory IC products in 2024, and ii) increased amortization of developed technology of approximately $0.2 million.

	March 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Gross profit - three months ended	$1,306	$1,927	$(621)	(32)%
Percentage of total net revenue	46%	38%

Gross profit decreased for the three months ended March 31, 2024 compared with the same period of 2023 primarily due to the decrease in shipment volumes of our mmWave products. The increase in our gross profit margin percentage for the three months ended March 31, 2024 compared with the prior year period was primarily attributable to the increase in shipments of our memory products, which carry higher gross margins than our mmWave products.

Research and Development

	March 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
R&D - three months ended	$2,835	$3,887	$(1,052)	(27)%
Percentage of total net revenue	101%	77%

Our research and development, or R&D, expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for the three months ended March 31, 2024 compared with the same period of 2023 was primarily due to reduced salary and consulting costs, as we implemented reductions on force in February and November 2023 and terminated consultant contracts. Most recently, in November 2023, we implemented a reduction in our workforce and eliminated three full-time equivalent positions, which included one employee and two consultants. In addition, we initiated a temporary lay-off in Canada of 16 positions, all intended to preserve cash while keeping capital expenditures to minimum levels in order to reduce operating costs and our short-term cash needs.

We expect that total R&D expenses will decrease during 2024 compared with 2023, as a result of our cost reduction initiatives initiated during 2023.

Selling, General and Administrative

	March 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
SG&A - three months ended	$2,102	$2,242	$(140)	(6)%
Percentage of total net revenue	75%	45%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of certain intangible assets.

The decrease for the three months ended March 31, 2024 compared with the same period of 2023 was primarily attributable to lower headcount, including the elimination of certain employee and consulting positions and reductions of other discretionary operating expenses during 2023. We expect that total SG&A expense will remain flat or slightly decrease for the remainder of 2024 compared with 2023 due to our continued cost reduction initiatives.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2024, we had cash and cash equivalents of $2.4 million and working capital of $3.1 million.

Net cash used in operating activities was $2.6 million for the first three months of 2024, which primarily resulted from our net loss of $2.0 million, as adjusted for a $1.6 million non-cash gain on the change in fair value of warrant liability, $1.0 million in net changes in assets and liabilities and $0.2 million in other non-cash changes, as partially offset by non-cash charges of $1.0 million of depreciation and amortization and $1.2 million of stock based compensation. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $1.4 million for the first three months of 2023, which primarily resulted from our net loss of $3.1 million, as adjusted for a $0.7 million non-cash gain on the change in fair value of warrant liability and $0.2 million of other non-cash changes, as partially offset by non-cash charges of $0.8 million of depreciation and amortization, $1.3 million of stock based compensation, and $0.5 million in net changes in assets and liabilities. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash provided by investing activities of $0.4 million for the three months ended March 31, 2023 represented $0.5 million in proceeds from maturities of short-term investments, partially offset by $0.1 million of purchases of property and equipment. For the three months ended March 31, 2024, no cash was provided by or used in investing activities.

Net cash provided by financing activities for the three months ended March 31, 2024 comprised $3.4 million in net proceeds from a public offering of our common stock and common stock purchase warrants completed in February 2024, partially offset by repayment of financing lease liabilities.

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

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory and computer-aided-design (CAD) software. At March 31, 2024, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $3.2 million and non-cancelable purchase orders for CAD software of $2.2 million, which extend through approximately September 2025.

Going Concern - Working Capital

We incurred net losses of approximately $2.0 million for the three months ended March 31, 2024 and $16.8 million for the year ended December 31, 2023, and we had an accumulated deficit of approximately $168.4 million as of March 31, 2024. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through offerings of equity and equity-linked securities, issuance of convertible notes and loans.

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

As discussed in Note 7 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, in February 2024, we completed a public offering of common stock and common stock purchase warrants for net proceeds to us of approximately $3.4 million. If we were to raise additional capital through the exercise of the common stock purchase warrants issued in February 2024 or other sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

●	develop or enhance our products;

●	continue to expand our product development and sales and marketing organizations;

●	acquire complementary technologies, products or businesses;

●	expand operations, in the United States or internationally;

●	hire, train and retain employees; or

●	respond to competitive pressures or unanticipated working capital requirements.

Discontinuing any of the above-mentioned activities could seriously harm our ability to execute our business strategy and may force us to curtail our existing operations.

We believe that our existing cash and cash equivalents as of March 31, 2024, plus expected receipts associated with forecasted product sales, will provide us with liquidity to fund our planned operating needs into the first half of 2025. Variability in our operating forecast, driven primarily by (i) product sales and collections, (ii) potential customer licensing and non-recurring engineering (NRE) transactions, (iii) timing of operating expenditures, and (iv) unanticipated changes in net working capital, will impact our cash runway. Likewise, we may decide to revise our financial priorities and operating plans, depending on the level of customer shipments, licensing and NRE arrangements and timing of related collections. This could impact our ability to enter into strategic arrangements and to access additional capital.

We will need additional funding to continue our operating activities beyond those activities currently included in our operating forecast and related cash projection. Therefore, we will need to secure additional capital or financing and/or significantly delay, defer or reduce our cash expenditures before the end of 2024. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed consolidated financial statements for the three months ended March 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. There have been no material changes with respect to the risk factors disclosed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on March 29, 2024.

ITEM 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

(a) Exhibits

		Reference				Filed or Furnished
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of the Company	8-K	000-32929	3.6	November 12, 2010
3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company	8-K	000-32929	3.1	February 14, 2017
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on August 27, 2019	8-K	000-32929	3.1	August 27, 2019
3.1.3	Certificate of Amendment to Articles of Incorporation (Name Change)	8-K	000-32929	3.1	December 20, 2021
3.1.4	Certificate of Designation of Series A Special Voting Preferred Stock	8-K	000-32929	3.2	December 20, 2021
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 15, 2023	8-K	000-32929	3.1	December 19, 2023
3.2	Amended and Restated Bylaws of the Company	8-K	000-32929	3.1	November 23, 2021
4.1	Form of Series A Warrant	S-1/A	333-276247	4.15	February 5, 2024
4.2	Form of Series B Warrant	S-1/A	333-276247	4.16	February 5, 2024
4.3	Form of Pre-Funded Warrant	S-1/A	333-276247	4.16	January 23, 2024
4.4	Form of Underwriter Warrant	S-1/A	333-276247	4.17	January 23, 2024
10.1	Underwriting Agreement, dated February 6, 2024, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	000-32929	1.1	February 9, 2024
10.2	Form of Lock-Up Agreement	S-1/A	333-276247	10.30	January 23, 2024
10.3	Warrant Agency Agreement, dated February 8, 2024, by and between the Company and Equiniti Trust Company, LLC	8-K	000-32929	10.2	February 9, 2024
31.1	Rule 13a-14 Certification					X
31.2	Rule 13a-14 Certification					X
32.1	Section 1350 Certification					X
101	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on May 14, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2024	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)