Form 10-Q
period 2024-06-30
Peraso Inc.
filed 2024-08-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 87,185 as of August 9, 2024.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 2,745,684 as of August 9, 2024.

PERASO INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,868	$1,583
Accounts receivable, net	1,460	731
Inventories, net	2,606	2,606
Prepaid expenses and other	810	620
Total current assets	6,744	5,540

Property and equipment, net	807	1,156
Right-of-use lease assets	441	615
Intangible assets, net	1,647	3,280
Other	120	123
Total assets	$9,759	$10,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,318	$2,448
Accrued expenses and other	2,213	611
Deferred revenue	797	1,105
Short-term lease liabilities	272	370
Total current liabilities	5,600	4,534

Long-term lease liabilities	235	349
Other long-term liabilities	261	—
Warrant liabilities	103	1,748
Total liabilities	6,199	6,631
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized; and one share issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 2,706 shares and 673 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	1
Exchangeable shares, no par value; unlimited shares authorized; 87 shares and 95 shares outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	176,405	170,474
Accumulated deficit	(172,848)	(166,392)
Total stockholders’ equity	3,560	4,083
Total liabilities and stockholders’ equity	$9,759	$10,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenue
Product	$4,109	$2,235	$6,785	$7,123
Royalty and other	129	168	269	313
Total net revenue	4,238	2,403	7,054	7,436
Cost of net revenue	1,887	1,795	3,397	4,901
Gross profit	2,351	608	3,657	2,535
Operating expenses
Research and development	2,644	3,668	5,457	7,555
Selling, general and administrative	2,141	1,977	4,243	4,219
Severance and software license obligations	2,041	—	2,063	—
Gain on license and asset sale	—	—	—	(406)
Total operating expenses	6,826	5,645	11,763	11,368
Loss from operations	(4,475)	(5,037)	(8,106)	(8,833)
Change in fair value of warrant liabilities	54	966	1,645	1,624
Other income (expense), net	(4)	(15)	5	(25)
Net loss	$(4,425)	$(4,086)	$(6,456)	$(7,234)

Other comprehensive loss, net of tax:
Net unrealized gain on available-for-sale-securities	—	7	—	21
Comprehensive loss	$(4,425)	$(4,079)	$(6,456)	$(7,213)

Net loss per share
Basic and diluted	$(1.88)	$(6.68)	$(2.75)	$(12.26)

Shares used in computing net loss per share
Basic and diluted	2,358	612	2,345	590

Note: Share and per share amounts for the three and six months ended June 30, 2023 have been adjusted to reflect the impact of a 1-for-40 reverse stock split effected in January 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A							Accumulated
	Special Voting				Exchangeable		Additional	Other
	Preferred Stock		Common Stock		Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2023	—	$—	673	$1	95	$—	$170,474	$—	$(166,392)	$4,083
Shares issued for reverse stock split	—	—	52	—	—	—	—	—	—	—
Sale of common stock and warrants	—	—	563	—	—	—	3,431	—	—	3,431
Issuance of common stock upon exercise of warrants	—	—	1,001	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,222	—	—	1,222
Net loss	—	—	—	—	—	—	—	—	(2,031)	(2,031)
Balance as of March 31, 2024	—	—	2,289	2	95	—	175,127	—	(168,423)	6,706
Issuance of common stock upon exercise of warrants	—	—	307	1	—	—	—	—	—	1
Sale of common stock	—	—	100	—	—	—	127	—	—	127
Exchange of exchangeable shares	—	—	8	—	(8)	—	—	—	—	—
Issuance of common stock under stock plan, net	—	—	2	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	—	—	1,155	—	—	1,155
Net loss	—	—	—	—	—	—	—	—	(4,425)	(4,425)
Balance as of June 30, 2024	—	$—	2,706	$3	87	$—	$176,405	$—	$(172,848)	$3,560

	Series A							Accumulated
	Special Voting				Exchangeable		Additional	Other
	Preferred Stock		Common Stock		Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2022	—	$—	357	$—	228	$—	$164,879	$(25)	$(149,597)	$15,257
Exchange of exchangeable shares	—	—	8	—	(8)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,307	—	—	1,307
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	(3,148)	(3,148)
Balance as of March 31, 2023	—	$—	365	$—	220	$—	$166,186	$(11)	$(152,745)	$13,430
Exchange of exchangeable shares	—	—	77	—	(77)	—	(3)	—	—	(3)
Issuance of common stock under stock plan, net	—	—	4	—	—	—	(36)	—	—	(36)
Sale of common stock and warrants	—	—	56	—	—	—	3,546	—	—	3,546
Issuance of common stock upon exercise of warrants	—	—	53	—	—	—	19	—	—	19
Initial recognition of fair value of warrant liability	—	—	—	—	—	—	(3,162)	—	—	(3,162)
Stock-based compensation	—	—	—	—	—	—	1,319	—	—	1,319
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	(4,086)	(4,086)
Balance as of June 30, 2023	—	$—	555	$—	143	$—	$167,869	$(4)	$(156,831)	$11,034

Note: Share and per share amounts for the three and six months ended June 30, 2023 have been adjusted to reflect the impact of a 1-for-40 reverse stock split effected in January 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,456)	$(7,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,983	1,713
Stock-based compensation	2,377	2,626
Change in fair value of warrant liabilities	(1,645)	(1,624)
Allowance for bad debt	—	(154)
Other	(7)	(7)
Changes in assets and liabilities
Accounts receivable	(729)	1,900
Inventories	—	189
Prepaid expenses and other assets	(187)	485
Accounts payable	(130)	(702)
Right-of-use assets	174	332
Lease liabilities - operating	(144)	(285)
Deferred revenue and other liabilities	1,555	(813)
Net cash used in operating activities	(3,209)	(3,574)
Cash flows from investing activities:
Purchases of property and equipment	—	(91)
Proceeds from maturities of marketable securities	—	500
Net cash provided by investing activities	—	409
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	3,559	3,570
Taxes paid to net share settle equity awards	(4)	(36)
Repayment of financing leases	(61)	(51)
Net cash provided by financing activities	3,494	3,483
Net increase in cash and cash equivalents	285	318
Cash and cash equivalents at beginning of period	1,583	1,828
Cash and cash equivalents at end of period	$1,868	$2,146

Supplemental disclosure:
Noncash investing and financing activities:
Initial recognition of warrant liability	$—	$3,162
Unrealized gain on available-for-sale securities	$—	$21

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $6.5 million for the six months ended June 30, 2024 and $16.8 million for the year ended December 31, 2023 and had an accumulated deficit of approximately $173 million as of June 30, 2024. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of its equity and equity-linked securities and the issuance of convertible notes and loans to investors and affiliates. As disclosed in Note 8, in February 2024, the Company completed a public offering of its common stock and common stock purchase warrants for net proceeds of $3.4 million.

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

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, pandemics, wars and acts of terrorism and the volatility of public markets. The Company may be unable to access the capital markets, and additional capital may only be available to the Company on terms that could be significantly detrimental to its existing stockholders and to its business.

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

Cash Equivalents and Investments

The Company invests its cash in money market accounts, certificates of deposit, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in the value judged to be other-than-temporary are included in the other income, net line item in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was approximately $30,000 as of June 30, 2024 and December 31, 2023.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records write-downs for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional adjustments to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company determined that it had excess and obsolete inventory, primarily related to its mmWave products, and recorded write-downs of inventory of approximately $629,000 during the six months ended June 30, 2023. No material write-downs of inventory were recorded during the six months ended June 30, 2024. If the Company’s recognition of excess or obsolete inventory is, or if its estimates of potential utility become, less favorable than currently expected, additional inventory write-downs may be required. During the three and six months ended June 30, 2024, the Company sold inventory with a value of approximately $81,000 that had been written down in 2023.

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

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Intangible assets subject to amortization, including those acquired in business combinations were as follows (amounts in thousands):

	June 30, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$(4,599)	$1,127
Customer relationships	2,556	(2,052)	504
Other	186	(170)	16
Total	$8,468	$(6,821)	$1,647

	December 31, 2023
	Gross			Net
	Carrying	Accumulated	Other	Carrying
	Amount	Amortization	Impairment	Amount
Developed technology	$5,726	$(3,471)	$—	$2,255
Customer relationships	2,556	(1,550)	—	1,006
Other	186	(61)	(106)	19
Total	$8,468	$(5,082)	$(106)	$3,280

Developed technology primarily consisted of MoSys’ products that have reached technological feasibility and primarily relate to its memory semiconductor products and technology. The value of the developed technology was determined by discounting estimated net future cash flows of these products. Amortization related to developed technology of $0.6 million and $1.1 million for each of the three and six-month periods ended June 30, 2024, respectively, has been included in cost of net revenue in the condensed consolidated statements of operations and comprehensive loss.

Customer relationships relate to the Company’s ability to sell existing and future versions of its products to MoSys’ customers existing at the time of the arrangement. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer relationships. Amortization related to customer relationships of $0.2 million and $0.5 million for each of the three and six month-periods ended June 30, 2024, respectively, has been included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Other amortization expense was approximately $1,000 and $2,000 for each of the three and six-month periods ended June 30, 2024, respectively.

At June 30, 2024, the Company has not identified any intangible asset impairments. However, current macroeconomic conditions, which have been impacted by inflation and other world unrest, could negatively impact the Company’s business and stock price and trigger the need to test for impairment. The Company will continue to evaluate for impairment indicators, as necessary, on a quarterly basis.

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of June 30, 2024 and December 31, 2023, contract liabilities were in a current position and included in deferred revenue.

During the six months ended June 30, 2024, the Company recognized approximately $513,000 of revenue that had been included in deferred revenue as of December 31, 2023.

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

Foreign Currency Transactions

The functional currency of the Company is the U.S. dollar. All foreign currency transactions are initially measured and recorded in an entity’s functional currency using the exchange rate on the date of the transaction. All monetary assets and liabilities are remeasured at the end of each reporting period using the exchange rate at that date. All non-monetary assets and related expense, depreciation or amortization are not subsequently remeasured and are measured using the historical exchange rate. An average exchange rate may be used to recognize income and expense items earned or incurred evenly over a period. Foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the statement of operations, except for the gains and losses arising from the conversion of the carrying amount of the foreign currency denominated convertible preferred shares into the functional currency that are presented as adjustment to the net loss to arrive at net loss attributable to common stockholders.

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

Prior to June 30, 2023, the Company excluded shares of common stock issuable upon exercise of pre-funded warrants from the computation of WASO. The pre-funded warrant shares are now included in the computation of WASO. Prior period amounts have been conformed to the current-period presentation. The impact of the change reduced the previously reported loss per share by $0.04, and increased WASO by approximately 4,000 shares for the three months ended June 30, 2023. The impact of the change reduced the previously reported loss per share by $0.63, and increased WASO by approximately 29,000 shares for the six months ended June 30, 2023, respectively. The reclassification had no impact on the Company’s net loss or cash flows for the three and six months ended June 30, 2023.

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	June 30,
	2024	2023
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	34	37
Unvested restricted common stock units	10	24
Warrants classified as equity	8,094	—
Warrants classified as liabilities	235	237
Total	8,419	344

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASCs), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the SEC) did not, or is not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 2. Fair Value of Financial Instruments

The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$103	$—	$—	$103

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$1,748	$—	$—	$1,748

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represent the Company’s determination of fair value for its financial assets (cash equivalents) (in thousands):

	June 30, 2024
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,868	$—	$—	$1,868

	December 31, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,583	$—	$—	$1,583

Note 3. Balance Sheet Detail

	June 30,	December 31,
	2024	2023
	(in thousands)
Inventories:
Raw materials	$192	$209
Work-in-process	1,380	1,517
Finished goods	1,034	880
	$2,606	$2,606

	June 30,	December 31,
	2024	2023
	(in thousands)
Accrued Expenses and Other:
Accrued wages and employee benefits	$444	$405
Professional fees, legal and consulting	179	158
Software license obligations (see Note 4)	1,015	—
Severance benefits (see Note 4)	419	—
Warranty accrual	28	37
Other	128	11
	$2,213	$611

Note 4. Severance and Software License Obligations

On November 7, 2023, the Company implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as the Company prioritized business activities and projects that it believes will have a higher return on investment. As part of the Reductions, the Company implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. The employment of one Employee was terminated during the three months ended March 31, 2024. During the three months ended June 30, 2024, the Company determined that it would not recall any of the 10 Employees that remained on the Company’s payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result of the terminations, the Company recorded severance charges of approximately $424,000 and $446,000 for the three and six months ended June 30, 2024, respectively, and recorded a liability for severance costs of $419,000 at June 30, 2024. The severance costs are expected to be paid over the next 13 months.

As a result of the decision to not recall the Employees, the Company determined that it was probable that a number of its non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, the Company expensed the value of the remaining contractual liabilities and certain prepaid amounts totaling approximately $1,617,000 and recorded liabilities totaling approximately $1,533,000, which are expected to be paid through September 30, 2025. As of June 30, 2024, the current portion of the remaining contractual liabilities of $257,000 and $1,015,000 are included in accounts payable and accrued expenses and other, respectively (see Note 3), and the non-current portion of $261,000 is included in other long-term liabilities.

Note 5. Commitments and Contingencies

Leases

The Company has operating leases for its corporate headquarters facility in San Jose, California and facilities in Toronto and Markham, Ontario, Canada and recognizes lease expense on a straight-line basis over the respective lease terms.

In November 2023, the Company renewed the San Jose facility lease for a one-year term, which commenced January 15, 2024 (the Renewal Term), and, effective with the commencement of the Renewal Term, the Company ceased accounting for the lease under ASC 842. In December 2023, the Company renewed the Toronto office lease for a reduced amount of square footage for a one-year term, which commenced January 1, 2024. In May 2022, the Company entered into a lease for the facility in Markham with a 60-month term, which commenced June 21, 2022. The Markham landlord also provided a lease incentive of approximately $286,200 (the Incentive). In 2023, the Company received payment of $143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each year during the remaining lease term. During 2023, a credit of $35,775 was made against the rent during the three months ended December 31, 2023. As of June 30, 2024, the pending Incentive to be received was $107,325.

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

The following table provides the details of right-of-use assets and lease liabilities as of June 30, 2024 (in thousands):

Right-of-use assets:
Operating leases	$316
Finance leases	125
Total right-of-use assets	$441
Lease liabilities:
Operating leases	$381
Finance leases	126
Total lease liabilities	$507

Future minimum payments under the leases at June 30, 2024 are listed in the table below (in thousands):

Year ending December 31,
2024	$190
2025	163
2026	106
2027	99
Total future lease payments	558
Less: imputed interest	(51)
Present value of lease liabilities	$507

The following table provides the details of supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$211	$403

Rent expense was approximately $0.2 million for each of the three-month periods ended June 30, 2024 and 2023. Rent expense was approximately $0.3 million and $0.4 million for the six-month periods ended June 30, 2024 and 2023, respectively. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three and six months ended June 30, 2024 and 2023.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory. At June 30, 2024, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.9 million. As disclosed in Note 4, as of June 30, 2024, the Company recorded liabilities of approximately $1.6 million for non-cancelable license commitments for computer-aided design software.

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

The Company recognized revenue from shipments of product, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$3,308	$1,421	$5,539	$4,510
Hong Kong	234	147	446	293
Taiwan	71	562	161	1,991
Rest of world	625	273	908	642
Total net revenue	$4,238	$2,403	$7,054	$7,436

The following is a breakdown of product revenue by category (in thousands):

	Three months Ended June 30,		Six Months Ended June 30,
Product category	2024	2023	2024	2023
Memory ICs	$3,428	$1,616	$5,811	$3,831
mmWave ICs	127	559	204	2,004
mmWave modules	553	60	757	1,284
mmWave other products	1	—	13	4
	$4,109	$2,235	$6,785	$7,123

The following table lists significant customers that represented more than 10% of the Company’s total revenue during each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	55%	*	53%	10%
Customer B	24%	46%	23%	27%
Customer C	12%	*	*	*
Customer D	*	23%	*	26%
Customer E	*	*	*	15%

The following table lists significant customers that represented more than 10% of the Company’s net accounts receivable balance at each respective balance sheet date:

	Accounts Receivable
	June 30,	December 31,
	2024	2023
Customer A	24%	36%
Customer B	33%	33%
Customer C	33%	*
Customer D	*	14%

The following table lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	Accounts Payable
	June 30,	December 31,
	2024	2023
Vendor A	33%	47%
Vendor B	12%	12%

*	Represents less than 10%

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

Stock-Based Compensation Expense

The Company reflected compensation costs of $2.0 million and $2.1 million related to the vesting of stock options during each of the six-month periods ended June 30, 2024 and 2023, respectively. At June 30, 2024, the unamortized compensation cost was approximately $1.2 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 0.6 years. The Company reflected compensation costs of $0.4 million and $0.5 million related to the vesting of restricted stock units during each of the six-month periods ended June 30, 2024 and 2023, respectively. The unamortized compensation cost at June 30, 2024 was $0.5 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 0.7 years. There were no stock options granted or exercised during the six months ended June 30, 2024 and 2023.

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

The following table summarizes the activity in the shares available for grant under the Plans during the three and six months ended June 30, 2024 and options outstanding as of June 30, 2024 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2023	39	36	$127.00
RSUs granted	(2)	—	—
RSUs cancelled and returned to the 2019 Plan	2	—	—
Options cancelled	—	(1)	$147.64
Balance as of March 31, 2024	39	35	$126.70
RSUs granted	—	—	—
RSUs cancelled and returned to the 2019 Plan	3	—	—
Options cancelled	—	(1)	$150.19
Balance as of June 30, 2024	42	34	$125.99

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2023	15	$69.63
Granted	2	$1.55
Cancelled	(2)	$53.54
Non-vested shares as of March 31, 2024	15	$62.04
Vested	(5)	$1.48
Non-vested shares as of June 30, 2024	10	$52.73

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2024 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $62.80	2	5.39	$62.80	2	$62.80	$—
$62.81 - $599.60	32	6.24	$108.13	28	$107.91	$—
$0.00 - $599.60	34	6.18	$125.99	30	$128.17	$—

Note 8. Equity

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

The Series A warrants and Series B warrants each have an exercise price of $2.25 per share and were immediately exercisable upon issuance. The Series A warrants expire on February 8, 2029 and the Series B warrants expire on August 8, 2024. The pre-funded warrants have an exercise price of $0.001 per share, were exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. The exercise price and number of shares of common stock issuable upon exercise of the warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Subject to limited exceptions, a holder may not exercise any portion of its warrants to the extent that the holder would beneficially own more than 9.99% or 4.99% (at the election of the holder) of the Company’s outstanding common stock after exercise.

On February 8, 2024, pursuant to the Underwriting Agreement, the Company issued Series A warrants to the Underwriter to purchase up to 139,108 shares of common stock at an exercise price of $2.625, subject to adjustments, which are exercisable at any time and from time to time, in whole or in part, until February 8, 2029.

June 2024 Private Sale

On June 11, 2024, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with a member of the Company’s board of directors, pursuant to which the Company sold and the board member purchased 100,000 shares (the Shares) of common stock at a price per share of $1.27. The Shares sold pursuant to the Purchase Agreement were issued as restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended.

Warrants Classified as Equity

As of June 30, 2024, the Company had the following equity-classified common stock purchase warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration
Balance as of December 31, 2023	7	$28.00	June 28, 2023
Pre-funded warrants issued	1,425	$0.001	—
Pre-funded warrants exercised	(1,001)	$0.001	—
Series A warrants issued	3,974	$2.250	February 8, 2029
Series A warrants issued	139	$2.625	February 8, 2029
Series B warrants issued	3,974	$2.250	August 8, 2024
Balance as of March 31, 2024	8,518
Pre-funded warrants exercised	(307)	$0.001	—
Balance as of June 30, 2024	8,211

During the three months ended June 30, 2024, holders exercised warrants for an aggregate of 307,460 shares of common stock at an exercise price of $0.001 per share for aggregate proceeds of approximately $307. During the three months ended March 31, 2024, holders exercised warrants for an aggregate of 674,920 shares of common stock at an exercise price of $0.001 per share for aggregate proceeds of approximately $675. Also, during the three months ended March 31, 2024, holders exercised warrants for an aggregate of 326,190 shares of common stock at an exercise price of $0.001 per share on a cashless basis and surrendered 127 shares of common stock as payment of the aggregate exercise price.

Note 9. Warrants Classified as Liabilities

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

As of June 30, 2024 and December 31, 2023, the Company had the following liability-classified warrants outstanding (amounts in thousands):

	Number of Shares	Exercise Price	Expiration Date
Warrants issued - November 2022	92	$40.00	May 28, 2028
Warrants issued - June 2023	143	$28.00	June 2, 2028
	235

	Number of Shares	Fair Value
Balance as of December 31, 2023	235	$1,748
Change in fair value of warrants	—	(1,591)
Balance as of March 31, 2024	235	157
Change in fair value of warrants	—	(54)
Balance as of June 30, 2024	235	$103

The fair value of the Purchase Warrants at June 30, 2024 was determined using the Black Scholes model with the assumptions in the following table.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	3.9 years	3.9 years
Interest rate (risk-free rate)	4.37%	4.37%
Expected volatility	118%	118%
Expected dividend yield	—	—
Fair value of warrants (in thousands)	$37	$66

The fair value of the Purchase Warrants at December 31, 2023 was determined using the Black Scholes model with the assumptions in the following table.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	4.4 years	4.4 years
Interest rate (risk-free rate)	3.84%	3.84%
Expected volatility	116%	116%
Expected dividend yield	—	—
Fair value of warrants (in thousands)	$653	$1,095

Note 10. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. The Company recorded compensation expense of approximately $27,800 and $55,300 for the employed family member during the three and six months ended June 30, 2024, respectively.

See Note 8 for a discussion of the Company’s sale of common stock to a member of the Company’s board of directors in June 2024.

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

The Company determined that the license and asset sale did not qualify as a sale of a business, but as a sale of a non-financial asset, with the resultant gain recorded as income from operations in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. During the year ended December 31, 2022, the Company recognized a $2.6 million gain on this transaction, net of transaction costs. In 2023, Intel paid the Holdback, and the Company recognized a $0.4 million gain, net of transaction costs, which was recorded as a reduction of operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 12. Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation (TSMC) is the sole foundry that manufactures the wafers used to produce the Company’s memory IC products. TSMC has informed the Company that TSMC is discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture the Company’s memory ICs. As a result, in May 2023, the Company informed its customers that the Company would be initiating an end-of-life (EOL) of its memory IC products. As of June 30, 2024, the Company had a non-cancelable purchase order backlog for its memory IC products of approximately $9.1 million. The Company expects to fulfill this backlog and complete final shipments of its memory IC products by March 31, 2025.

Note 13. Subsequent Events

On August 6, 2024, the Company extended the expiration date of the Series B warrants issued in the Offering (the “Series B Warrants”) to 5:00 p.m. (New York City time) on October 7, 2024, by entering into an amendment to the Warrant Agency Agreement dated as of February 8, 2024 by and between the Company and the warrant agent, Equiniti Trust Company, LLC. The Series B Warrants would otherwise have expired on August 8, 2024. See Note 8 for additional information about the Series B Warrants and the Offering.

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

We also acquired a memory product line comprising our Bandwidth Engine IC products. These products integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance. Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC has informed us that it would be discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and we commenced initial EOL shipments during the quarter ended September 30, 2023. We have requested customers to pay a deposit upon purchase order placement to reserve supply and provide funding for our required inventory purchases. In addition, we have requested customers to accelerate payments to improve our cash flows. Under our EOL plan, we expect to complete shipments of our memory products by June 30, 2025. However, the timing of EOL shipments will be dependent on the potential receipt of additional purchase orders from customers, deliveries from our suppliers, and the delivery schedules requested by our customers.

We incurred net losses of approximately $6.5 million for the six months ended June 30, 2024 and $16.8 million for the year ended December 31, 2023, and we had an accumulated deficit of approximately $173 million as of June 30, 2024. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

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

Risks and Uncertainties

We are subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, pandemics, wars and acts of terrorism and the volatility of public markets. We may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results of operations, please refer to “Risk Factors” in Part II, Item 1A. of this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report and Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

June 30,	Change
2024	2023	2023 to 2024
(dollar amounts in thousands)
Product - three months ended	$4,109	$2,235	$1,874	84%
Percentage of total net revenue	97%	93%
Product - six months ended	$6,785	$7,123	$(338)	(5)%
Percentage of total net revenue	96%	96%

The following table details revenue by product category for the three and six months ended June 30, 2024 and 2023:

	Three months Ended June 30,		Six Months Ended June 30,
Product category	2024	2023	2024	2023
Memory ICs	$3,428	$1,616	$5,811	$3,831
mmWave ICs	127	559	204	2,004
mmWave modules	553	60	757	1,284
mmWave other products	1	—	13	4
	$4,109	$2,235	$6,785	$7,123

Product revenue increased for the three months ended June 30, 2024 compared with the same period of 2023 primarily due to increases in EOL shipments of our memory IC products. Product revenue decreased for the six months ended June 30, 2024 compared with the same period of 2023 primarily due to the decrease in shipments of our mmWave ICs and antenna modules, which was partially offset by increases in EOL shipments of our memory IC products. We initiated price increases on certain of our antenna module products in 2022, however, through June 30, 2024, we had not realized any material increase in revenue as a result of those price increases.

Taiwan Semiconductor Manufacturing Corporation (TSMC) is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC has informed us that TSMC is discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, in May 2023, we informed our customers that we would be initiating an end-of-life (EOL) of our memory IC products. As of June 30, 2024, we had a non-cancelable purchase order backlog for our memory IC products of $9.1 million. We expect to fulfill this backlog and complete final shipments of our memory IC products by March 31, 2025.

We expect revenues to increase in 2024 as compared with 2023, as we anticipate increased sales of our memory IC products, based on EOL purchase orders received from customers. In addition, we expect sales of our mmWave products to increase from a volume and revenue perspective over the next 12 months, as we expect new customers to commence production during 2024.

	June 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Royalty and other - three months ended	$129	$168	$(39)	-23%
Percentage of total net revenue	3%	7%
Royalty and other - six months ended	$269	$313	$(44)	-14%
Percentage of total net revenue	4%	4%

Royalty and other includes royalty, non-recurring engineering services and license revenues. The decrease in royalty and other revenue for the three and six months ended June 30, 2024 compared with the same periods of 2023 was primarily due to a decrease in royalty revenues from licensees of our memory technology due to reduced shipments by these licensees, as partially offset by an increase in non-recurring engineering services revenue related to our mmWave technology.

Cost of Net Revenue and Gross Profit

June 30,	Change
2024	2023	2023 to 2024
(dollar amounts in thousands)
Cost of net revenue -three months ended	$1,887	$1,795	$92	5%
Percentage of total net revenue	45%	75%
Cost of net revenue -six months ended	$3,397	$4,901	$(1,504)	-31%
Percentage of total net revenue	48%	66%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including amortization of intangible assets and depreciation of production-related fixed assets.

Cost of net revenue increased slightly for the three months ended June 30, 2024 when compared with the same period in 2023, primarily due to the combined effect of i) an increase in shipments of our memory IC products and ii) increased amortization of developed technology of approximately $0.2 million. Cost of net revenue decreased for the six months ended June 30, 2024 when compared with the same period in 2023, primarily due to the combined effect of i) a decrease in sales of our mmWave IC and module products, partially offset by an increase in shipments of our memory IC products in 2024, and ii) increased amortization of developed technology of approximately $0.3 million.

	June 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Gross profit -three months ended	$2,351	$608	$1,743	287%
Percentage of total net revenue	55%	25%
Gross profit -six months ended	$3,657	$2,535	$1,122	44%
Percentage of total net revenue	52%	34%

Gross profit increased for the three and six months ended June 30, 2024 compared with the same periods of 2023 primarily due to the increase in shipment volumes of our memory IC products. The increase in our gross profit margin percentage for the three and six months ended June 30, 2024 compared with the prior year period was primarily attributable to the increase in shipments of our memory products, which carry higher gross margins than our mmWave products. During the three months ended June 30, 2024, we sold inventory with a value of $81,000 that had been written down in 2023.

Research and Development

	June 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Research and development -three months ended	$2,644	$3,668	$(1,024)	(28)%
Percentage of total net revenue	62%	153%
Research and development -six months ended	$5,457	$7,555	$(2,098)	(28)%
Percentage of total net revenue	77%	102%

Our research and development, or R&D, expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for the three and six months ended June 30, 2024 compared with the same periods of 2023 was primarily due to reduced salary and consulting costs, as we implemented reductions in force in February and November 2023 and terminated consultant contracts.

We expect that total R&D expenses will decrease during 2024 compared with 2023, as a result of our cost reduction initiatives initiated during 2023.

Selling, General and Administrative

	June 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
SG&A -three months ended	$2,141	$1,977	$164	8%
Percentage of total net revenue	51%	82%
SG&A -six months ended	$4,243	$4,219	$24	1%
Percentage of total net revenue	60%	57%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of certain intangible assets.

The increase for the three and six months ended June 30, 2024 compared with the same periods of 2023 was primarily attributable to increased consulting and professional services costs and increased amortization of purchased intangible assets for customer relationships, as we reduced the estimated life of these intangibles during 2023 due to the EOL of our memory IC products. These increases were partially offset by the impact of headcount reductions initiated in 2023, including the elimination of certain employee and consulting positions and reductions of other discretionary operating expenses during 2023. We expect that total SG&A expense will remain flat or slightly decrease for the remainder of 2024 compared with 2023 due to our continued cost reduction initiatives.

Severance and Software License Obligations

	June 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Severance and software license obligations -three months ended	$2,041	$—	$2,041	—
Percentage of total net revenue	48%	—
Severance and software license obligations -six months ended	$2,063	$—	$2,063	—
Percentage of total net revenue	29%	—

On November 7, 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. The employment of one Employee was terminated during the three months ended March 31, 2024. During the three months ended June 30, 2024, we determined that we would not recall any of the 10 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result, we recorded severance charges of approximately $424,000 and $446,000 for the three and six months ended June 30, 2024, respectively.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, we expensed the value of the remaining contractual liabilities and certain prepaid amounts totaling approximately $1,617,000 and recorded liabilities totaling approximately $1,533,000, which are expected to be paid through September 30, 2025. As of June 30, 2024, the current portion of the remaining contractual liabilities of $257,000 and $1,015,000 are included in accounts payable and accrued expenses and other, respectively (see Note 3), and the non-current portion of $261,000 is included in other long-term liabilities.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2024, we had cash and cash equivalents of $1.9 million and working capital of $1.1 million.

Net cash used in operating activities was $3.2 million for the first six months of 2024, which primarily resulted from our net loss of $6.5 million, as adjusted for a $1.6 million non-cash gain on the change in fair value of warrant liability, as partially offset by non-cash charges of $2.0 million of depreciation and amortization, $2.4 million of stock based compensation and $0.5 million in net changes in assets and liabilities. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, accruals for software license obligations, accrued severance benefits and other vendor payables and prepayments.

Net cash used in operating activities was $3.6 million for the first six months of 2023, which primarily resulted from our net loss of $7.2 million, as adjusted for a $1.6 million non-cash gain on the change in fair value of warrant liability and $0.2 million of other non-cash changes, as partially offset by non-cash charges of $1.7 million of depreciation and amortization, $2.6 million of stock based compensation, and $1.1 million in net changes in assets and liabilities. The changes in assets and liabilities primarily related to the timing of accounts receivable collections, purchases of inventory and other vendor payables and prepayments.

Net cash provided by investing activities of $0.4 million for the six months ended June 30, 2023 represented $0.5 million in proceeds from maturities of short-term investments, partially offset by $0.1 million of purchases of property and equipment. For the six months ended June 30, 2024, no cash was provided by or used in investing activities.

Net cash provided by financing activities of $3.5 million for the six months ended June 30, 2024 primarily comprised $3.4 million in net proceeds from a public offering of our common stock and common stock purchase warrants completed in February 2024 and a $0.1 million sale of unregistered stock to a member of our board of directors.

Net cash provided by financing activities for the six months ended June 30, 2023 consisted of $3.5 million, primarily comprised $3.6 million in net proceeds from a registered direct offering of our common stock and common stock purchase warrants completed in June 2023, partially offset by taxes paid to net share settle equity awards and repayment of finance lease liabilities.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including:

●	level of revenue;

●	cost, timing and success of technology development efforts;

●	inventory levels, as supply chain disruption during the COVID-19 pandemic required us to maintain higher inventory levels and place purchase orders with our suppliers longer into the future, which exposes us to additional inventory risk;

●	timing of product shipments, which may be impacted by supply chain disruptions;

●	length of billing and collection cycles, which may be impacted in the event of a global recession or economic downturn;

●	fabrication costs, including mask costs, of our ICs, currently under development;

●	variations in manufacturing yields, material lead time and costs and other manufacturing risks;

●	costs of acquiring other businesses and integrating the acquired operations; and

●	profitability of our business.

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory. At June 30, 2024, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.9 million. As disclosed above and in Note 4 to the condensed consolidated financial statements, we recorded liabilities of approximately $1.6 million for non-cancelable license commitments for computer-aided design software. We expect to pay these license fees through September 30, 2025.

Going Concern - Working Capital

We incurred net losses of approximately $6.5 million for the six months ended June 30, 2024 and $16.8 million for the year ended December 31, 2023, and we had an accumulated deficit of approximately $173 million as of June 30, 2024. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through offerings of equity and equity-linked securities, issuance of convertible notes and loans.

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

As a result of our expected operating losses and cash burn and recurring losses from operations, if we are unable to raise sufficient capital through additional equity or debt arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. The condensed consolidated financial statements presented in Part I, Item 1 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that such additional capital, whether in the form of equity or debt financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If we are unsuccessful in these efforts, we will need to implement additional cost reduction strategies, which could further affect our near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities. In 2023, we implemented cost-reduction initiatives, including headcount reductions, to reduce operating expenses.

As discussed in Note 8 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, in February 2024, we completed a public offering of common stock and common stock purchase warrants for net proceeds to us of approximately $3.4 million. If we were to raise additional capital through the exercise of the common stock purchase warrants issued in February 2024 or other sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

We believe that our existing cash and cash equivalents as of June 30, 2024, plus expected receipts associated with forecasted product sales, will provide us with liquidity to fund our planned operating needs into the fourth quarter of 2024. Variability in our operating forecast, driven primarily by (i) product sales and collections, (ii) potential customer licensing and non-recurring engineering (NRE) transactions, (iii) timing of operating expenditures, and (iv) unanticipated changes in net working capital will impact our cash runway. Likewise, we may decide to revise our financial priorities and operating plans, depending on the level of customer shipments, licensing and NRE arrangements and timing of related collections. This could impact our ability to enter into strategic arrangements and to access additional capital.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our consolidated financial statements as of June 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2024, we had cash and cash equivalents of $1.9 million and an accumulated deficit of $173 million. In February 2024, we completed a public offering of our common stock and common stock purchase warrants for net proceeds of approximately $3.4 million. We believe that our existing cash and cash equivalents as of June 30, 2024, plus expected receipts associated with forecasted product sales, will enable us to meet our capital needs until the fourth quarter of 2024.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section and in Item 1A of our annual report on Form 10-K for the year ended December 31, 2023. We have based this estimate on a number of assumptions that may prove to be wrong and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

We intend to discontinue the production of our memory products.

Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC has informed us that it is discontinuing the foundry process used to produce the wafers necessary to produce our memory ICs. We are not in a position to transition wafer production to a new foundry and continue to manufacture these products. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products. We expect to fulfill EOL product purchase orders by March 31, 2025. However, the timing of EOL shipments will be dependent on the potential receipt of additional purchase orders from customers, deliveries from our suppliers, and the delivery schedules requested by our customers. Our memory IC products represented over 60% of our revenues for the year ended December 31, 2023 and over 80% of our revenues for the six months ended June 30, 2024. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, gross margins, results of operations and cash flows.

Our recent reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

On November 7, 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. The employment of one Employee was terminated during the three months ended March 31, 2024. During the three months ended June 30, 2024, we determined that we would not recall any of the 10 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result, we recorded severance charges of approximately $424,000 and $446,000 for the three and six months ended June 30, 2024, respectively, and a liability for severance costs of $419,000 as of June 30, 2024. The severance costs are expected to be paid over the next 13 months.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, we expensed the value of the remaining contractual liabilities and recorded liabilities of approximately $1,533,000. We expect to pay these license fees through September 30, 2025.

In addition to the costs associated with the non-cancelable license commitments for computer-aided design software, the Reductions may result in other unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the Reductions. In addition, while positions have been eliminated, certain functions performed by those positions and necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also be unsuccessful in negotiating any desired strategic alternative or partnership relating to such functions on a timely basis, on acceptable terms, or at all. The Reductions could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Further, inflationary pressure may increase our costs, including employee compensation costs, or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does. If we are unable to realize the anticipated benefits from the Reductions, if we experience significant adverse consequences from the reduction in force, or if we are otherwise unable to retain our employees, our business, financial condition, and results of operations may be materially adversely affected.

We currently maintain and may expand operations outside of the United States which exposes us to significant risks.

The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. The success and profitability, as well as the expansion, of our international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as the following:

●	public health issues, such as pandemics and epidemics, which can result in varying impacts to our business, employees, partners, customers, distributors or suppliers internationally;

●	difficulties, inefficiencies and costs associated with staffing and managing foreign operations;

●	longer and more difficult customer qualification and credit checks;

●	greater difficulty collecting accounts receivable and longer payment cycles;

●	the need for various local approvals to operate in some countries;

●	difficulties in entering some foreign markets without larger-scale local operations;

●	changes in import/export laws, trade restrictions, regulations and customs and duties and tariffs (foreign and domestic);

●	compliance with local laws and regulations;

●	unexpected changes in regulatory requirements;

●	reduced protection for intellectual property rights in some countries;

●	adverse tax consequences, including potential additional tax exposure if we are deemed to have established a permanent establishment outside of the United States;

●	the effectiveness of our policies and procedures designed to ensure compliance with the US Foreign Corrupt Practices Act of 1977 and similar regulations;

●	fluctuations in currency exchange rates, which could increase the prices of our products to customers outside of the United States, increase the expenses of our international operations by reducing the purchasing power of the U.S. dollar and expose us to foreign currency exchange rate risk if, in the future, we denominate our international sales in currencies other than the U.S. dollar;

●	new and different sources of competition;

●	political, economic, and social instability;

●	terrorism and acts of war, which could have a negative impact on the operations of our business or the businesses of our customers and vendors; and

●	US Department of Commerce regulations or restrictions on exports of certain semiconductor products and technologies.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed below, during the period covered by this Quarterly Report on Form 10-Q, the Company has not sold any equity securities that were not registered under the Securities Act that were not previously reported in a Current Report on Form 8-K.

On May 1, 2024, the Company entered into a consulting agreement with a service provider, pursuant to which the Company agreed to issue to the service provider, as partial compensation, 40,000 unregistered shares of common stock 90 days thereafter. The Company issued the shares to the service provider in August 2024 in reliance on an exemption from registration provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act. The service provider represented in the consulting agreement that it was an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act. The shares are subject to transfer restrictions, and the book-entry records evidencing the shares contain an appropriate legend stating that such shares have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

(a) Exhibits

		Reference				Filed or
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Furnished Herewith
10.1	Stock Purchase Agreement dated as of June 11, 2024	8-K	000-32929	10.1	June 13, 2024
31.1	Rule 13a-14 Certification					X
31.2	Rule 13a-14 Certification					X
32.1	Section 1350 Certification					X
101	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2024, filed with the SEC on August 13, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2024	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)