Form 10-Q
period 2024-09-30
Peraso Inc.
filed 2024-11-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 87,185 as of November 7, 2024.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 3,429,959 as of November 7, 2024.

PERASO INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,317	$1,583
Accounts receivable, net	791	731
Inventories, net	2,503	2,606
Prepaid expenses and other	635	620
Total current assets	5,246	5,540

Property and equipment, net	643	1,156
Right-of-use lease assets	355	615
Intangible assets, net	830	3,280
Other	121	123
Total assets	$7,195	$10,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,705	$2,448
Accrued expenses and other	2,399	611
Deferred revenue	555	1,105
Short-term lease liabilities	214	370
Total current liabilities	4,873	4,534

Long-term lease liabilities	197	349
Warrant liabilities	99	1,748
Total liabilities	5,169	6,631
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized; and one share issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 2,856 shares and 673 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	1
Exchangeable shares, no par value; unlimited shares authorized; 87 shares and 95 shares outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	177,583	170,474
Accumulated deficit	(175,560)	(166,392)
Total stockholders’ equity	2,026	4,083
Total liabilities and stockholders’ equity	$7,195	$10,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue
Product	$3,811	$4,262	$10,596	$11,385
Royalty and other	30	219	299	531
Total net revenue	3,841	4,481	10,895	11,916
Cost of net revenue	2,034	2,445	5,431	7,346
Gross profit	1,807	2,036	5,464	4,570
Operating expenses
Research and development	2,158	3,484	7,615	11,038
Selling, general and administrative	2,349	2,112	6,592	6,331
Severance and software license obligations	—	—	2,063	—
Gain on license and asset sale	—	—	—	(406)
Total operating expenses	4,507	5,596	16,270	16,963
Loss from operations	(2,700)	(3,560)	(10,806)	(12,393)
Change in fair value of warrant liabilities	4	2,615	1,649	4,239
Other income (expense), net	(16)	322	(11)	297
Net loss	$(2,712)	$(623)	$(9,168)	$(7,857)

Other comprehensive loss, net of tax:
Net unrealized gain on available-for-sale-securities	—	4	—	25
Comprehensive loss	$(2,712)	$(619)	$(9,168)	$(7,832)

Net loss per share
Basic and diluted	$(0.98)	$(0.87)	$(3.62)	$(12.43)

Shares used in computing net loss per share
Basic and diluted	2,780	715	2,530	632

Note: Share and per share amounts for the three and nine months ended September 30, 2023 have been adjusted to reflect the impact of a 1-for-40 reverse stock split effected in January 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A							Accumulated
	Special Voting				Exchangeable		Additional	Other
	Preferred Stock		Common Stock		Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2023	—	$—	673	$1	95	$—	$170,474	$—	$(166,392)	$4,083
Shares issued for reverse stock split	—	—	52	—	—	—	—	—	—	—
Sale of common stock and warrants, net	—	—	563	—	—	—	3,431	—	—	3,431
Issuance of common stock upon exercise of warrants	—	—	1,001	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,222	—	—	1,222
Net loss	—	—	—	—	—	—	—	—	(2,031)	(2,031)
Balance as of March 31, 2024	—	—	2,289	2	95	—	175,127	—	(168,423)	6,706
Issuance of common stock upon exercise of warrants	—	—	307	1	—	—	—	—	—	1
Sale of common stock	—	—	100	—	—	—	127	—	—	127
Exchange of exchangeable shares	—	—	8	—	(8)	—	—	—	—	—
Issuance of common stock under stock plan, net	—	—	2	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	—	—	1,155	—	—	1,155
Net loss	—	—	—	—	—	—	—	—	(4,425)	(4,425)
Balance as of June 30, 2024	—	—	2,706	3	87	—	176,405	—	(172,848)	3,560
At-the market sales of stock, net	—	—	110	—	—	—	164	—	—	164
Shares issued for services	—	—	40	—	—	—	54	—	—	54
Stock-based compensation	—	—	—	—	—	—	960	—	—	960
Net loss	—	—	—	—	—	—	—	—	(2,712)	(2,712)
Balance as of September 30, 2024	—	$—	2,856	$3	87	$—	$177,583	$—	$(175,560)	$2,026

	Series A							Accumulated
	Special Voting				Exchangeable		Additional	Other
	Preferred Stock		Common Stock		Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2022	—	$—	357	$—	228	$—	$164,879	$(25)	$(149,597)	$15,257
Exchange of exchangeable shares	—	—	8	—	(8)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,307	—	—	1,307
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	(3,148)	(3,148)
Balance as of March 31, 2023	—	—	365	—	220	—	166,186	(11)	(152,745)	13,430
Exchange of exchangeable shares	—	—	77	—	(77)	—	(3)	—	—	(3)
Issuance of common stock under stock plan, net	—	—	4	—	—	—	(36)	—	—	(36)
Sale of common stock and warrants	—	—	56	—	—	—	3,546	—	—	3,546
Issuance of common stock upon exercise of warrants	—	—	53	—	—	—	19	—	—	19
Initial recognition of fair value of warrant liability	—	—	—	—	—	—	(3,162)	—	—	(3,162)
Stock-based compensation	—	—	—	—	—	—	1,319	—	—	1,319
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	(4,086)	(4,086)
Balance as of June 30, 2023	—	—	555	—	143	—	167,869	(4)	(156,831)	11,034
Exchange of exchangeable shares	—	—	16	—	(16)	—	—	—	—	—
Issuance of common stock under stock plan, net	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	62	—	—	—	25	—	—	25
Stock-based compensation	—	—	—	—	—	—	1,308	—	—	1,308
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	(623)	(623)
Balance as of September 30, 2023	—	$—	633	$—	127	$—	$169,202	$—	$(157,454)	$11,748

Note: Share and per share amounts for the three and nine months ended September 30, 2023 have been adjusted to reflect the impact of a 1-for-40 reverse stock split effected in January 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,168)	$(7,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,964	2,764
Stock-based compensation	3,337	3,933
Change in fair value of warrant liabilities	(1,649)	(4,239)
Shares issued for services	54	—
Allowance for bad debt	—	(154)
Other	(8)	(14)
Changes in assets and liabilities
Accounts receivable	(60)	334
Inventories	103	(348)
Prepaid expenses and other assets	(15)	(164)
Deferred cost of net revenue	—	600
Accounts payable	(743)	739
Right-of-use assets	260	500
Lease liabilities - operating	(205)	(335)
Deferred revenue, accrued expenses and other	1,238	(1,386)
Net cash used in operating activities	(3,892)	(5,627)
Cash flows from investing activities:
Purchases of property and equipment	—	(93)
Proceeds from maturities of marketable securities	—	1,100
Net cash provided by investing activities	—	1,007
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	3,559	3,595
Proceeds from at-the-market sales of stock, net	164	—
Taxes paid to net share settle equity awards	(3)	(36)
Repayment of financing leases	(94)	(78)
Net cash provided by financing activities	3,626	3,481
Net decrease in cash and cash equivalents	(266)	(1,139)
Cash and cash equivalents at beginning of period	1,583	1,828
Cash and cash equivalents at end of period	$1,317	$689

Supplemental disclosure:
Noncash investing and financing activities:
Initial recognition of warrant liability	$—	$3,162
Unrealized gain on available-for-sale securities	$—	$(25)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $9.2 million for the nine months ended September 30, 2024 and $16.8 million for the year ended December 31, 2023 and had an accumulated deficit of approximately $175.6 million as of September 30, 2024. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of its equity and equity-linked securities and the issuance of convertible notes and loans to investors and affiliates. As disclosed in Note 8, in February 2024, the Company completed a public offering of its common stock and common stock purchase warrants for net proceeds of $3.4 million.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was approximately $30,000 as of September 30, 2024 and December 31, 2023.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records write-downs for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional adjustments to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company determined that it had excess and obsolete inventory, primarily related to its mmWave products, and recorded write-downs of inventory of approximately $319,000 and $793,000 during the nine months ended September 30, 2024 and 2023, respectively. If the Company’s recognition of excess or obsolete inventory is, or if its estimates of potential utility become, less favorable than currently expected, additional inventory write-downs may be required.

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

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Intangible assets subject to amortization, including those acquired in business combinations were as follows (amounts in thousands):

	September 30, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$5,726	$(5,162)	$564
Customer relationships	2,556	(2,305)	251
Other	186	(171)	15
Total	$8,468	$(7,638)	$830

	December 31, 2023
	Gross			Net
	Carrying	Accumulated	Other	Carrying
	Amount	Amortization	Impairment	Amount
Developed technology	$5,726	$(3,471)	$—	$2,255
Customer relationships	2,556	(1,550)	—	1,006
Other	186	(61)	(106)	19
Total	$8,468	$(5,082)	$(106)	$3,280

Developed technology primarily consists of MoSys’ products that had reached technological feasibility and primarily related to its memory semiconductor products and technology. The value of the developed technology was determined by discounting estimated net future cash flows of these products. Amortization related to developed technology of $0.6 million and $1.7 million for each of the three and nine-month periods ended September 30, 2024, respectively, has been included in cost of net revenue in the condensed consolidated statements of operations and comprehensive loss.

Customer relationships relate to the Company’s ability to sell existing and future versions of its products to MoSys’ customers existing at the time of the arrangement. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer relationships. Amortization related to customer relationships of $0.3 million and $0.8 million for each of the three and nine month-periods ended September 30, 2024, respectively, has been included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Other amortization expense was approximately $2,000 and $5,000 for each of the three and nine-month periods ended September 30, 2024, respectively.

At September 30, 2024, the Company has not identified any intangible asset impairments. However, current macroeconomic conditions, which have been impacted by inflation and other world unrest, could negatively impact the Company’s business and stock price and trigger the need to test for impairment. The Company will continue to evaluate for impairment indicators, as necessary, on a quarterly basis.

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of September 30, 2024 and December 31, 2023, contract liabilities were in a current position and included in deferred revenue.

During the nine months ended September 30, 2024, the Company recognized approximately $799,000 of revenue that had been included in deferred revenue as of December 31, 2023.

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

Prior to June 30, 2023, the Company excluded shares of common stock issuable upon exercise of pre-funded warrants from the computation of WASO. The pre-funded warrant shares are now included in the computation of WASO. Prior period amounts have been conformed to the current-period presentation. The impact of the change reduced the previously reported loss per share by $0.20, and increased WASO by approximately 10,000 shares for the nine months ended September 30, 2023. The reclassification had no impact on the Company’s net loss or cash flows for the nine months ended September 30, 2023.

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	September 30,
	2024	2023
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	33	36
Unvested restricted common stock units	9	23
Warrants classified as equity	8,094	—
Warrants classified as liabilities	235	237
Total	8,417	342

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and it requires retrospective application to all prior periods presented in the financial statements. The Company is evaluating the impact that this ASU will have on the presentation of its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact that this ASU will have on the presentation of its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The standard is effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. The standard may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact that this ASU will have on the presentation of its consolidated financial statements.

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

Note 2. Fair Value of Financial Instruments

The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$99	$—	$—	$99

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$1,748	$—	$—	$1,748

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represent the Company’s determination of fair value for its financial assets (cash equivalents) (in thousands):

	September 30, 2024
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,317	$—	$—	$1,317

	December 31, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,583	$—	$—	$1,583

Note 3. Balance Sheet Detail

	September 30,	December 31,
	2024	2023
	(in thousands)
Inventories:
Raw materials	$108	$209
Work-in-process	1,407	1,517
Finished goods	988	880
	$2,503	$2,606

	September 30,	December 31,
	2024	2023
	(in thousands)
Accrued Expenses and Other:
Accrued wages and employee benefits	$422	$405
Professional fees, legal and consulting	203	158
Software license obligations (see Note 4)	1,048	—
Severance benefits (see Note 4)	250	—
Warranty accrual	29	37
Other	447	11
	$2,399	$611

Note 4. Severance and Software License Obligations

In November 2023, the Company implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as the Company prioritized business activities and projects that it believes will have a higher return on investment. As part of the Reductions, the Company implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. During the six months ended June 30, 2024, the Company determined that it would not recall any of the 11 Employees that remained on the Company’s payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result of the termination of the Employees’ employment, the Company recorded severance charges of approximately $446,000 during the six months ended June 30, 2024. As of September 30, 2024, the remaining severance liabilities of approximately $250,000 are expected to be paid through October 2025.

As a result of the decision to not recall the Employees, the Company determined that it was probable that a number of its non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, the Company accrued the value of the remaining contractual liabilities of approximately $1,617,000, which are expected to be paid through September 30, 2025. As of September 30, 2024, the remaining contractual liabilities of approximately $1.0 million and $0.5 million are included in accrued expenses and other (see Note 3) and accounts payable, respectively.

Note 5. Commitments and Contingencies

Leases

The Company has operating leases for its corporate headquarters facility in San Jose, California and facilities in Toronto and Markham, Ontario, Canada and recognizes lease expense on a straight-line basis over the respective lease terms.

In November 2023, the Company renewed the San Jose facility lease for a one-year term, which commenced January 15, 2024 (the Renewal Term), and, effective with the commencement of the Renewal Term, the Company ceased accounting for the lease under ASC 842. In December 2023, the Company renewed the Toronto office lease for a reduced amount of square footage for a one-year term, which commenced January 1, 2024. In May 2022, the Company entered into a lease for the facility in Markham with a 60-month term, which commenced June 21, 2022. The Markham landlord also provided a lease incentive of approximately $286,200 (the Incentive). In 2023, the Company received payment of $143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each year during the remaining lease term. During 2023, a credit of $35,775 was made against the rent during the three months ended December 31, 2023. As of September 30, 2024, the pending Incentive to be received was $107,325.

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

The following table provides the details of right-of-use assets and lease liabilities as of September 30, 2024 (in thousands):

Right-of-use assets:
Operating leases	$265
Finance leases	90
Total right-of-use assets	$355
Lease liabilities:
Operating leases	$320
Finance leases	91
Total lease liabilities	$411

Future minimum payments under the leases at September 30, 2024 are listed in the table below (in thousands):

Year ending December 31,
2024	$81
2025	164
2026	108
2027	100
Total future lease payments	453
Less: imputed interest	(42)
Present value of lease liabilities	$411

The following table provides the details of supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$319	$492

Rent expense was approximately $0.2 million for each of the three-months ended September 30, 2024 and 2023. Rent expense was approximately $0.4 million and $0.6 million for the nine-months ended September 30, 2024 and 2023, respectively. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three and nine months ended September 30, 2024 and 2023.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory. At September 30, 2024, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.9 million.

Note 6. Business Segments, Concentration of Credit Risk and Significant Customers

The Company determines its reporting units in accordance with ASC 280, Segment Reporting (ASC 280). Management evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

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

The Company recognized revenue from shipments of product, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$3,680	$3,359	$9,219	$7,868
Hong Kong	25	321	471	614
Taiwan	24	544	185	2,535
Rest of world	112	257	1,020	899
Total net revenue	$3,841	$4,481	$10,895	$11,916

The following is a breakdown of product revenue by category (in thousands):

	Three months Ended September 30,		Nine Months Ended September 30,
Product category	2024	2023	2024	2023
Memory ICs	$3,677	$3,384	$9,487	$7,181
mmWave ICs	67	576	272	2,614
mmWave modules	60	302	817	1,586
mmWave other products	7	—	20	4
	$3,811	$4,262	$10,596	$11,385

The following table lists significant customers that represented more than 10% of the Company’s total revenue during each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	68%	25%	58%	10%
Customer B	26%	45%	23%	34%
Customer C	*	11%	*	20%

The following table lists significant customers that represented more than 10% of the Company’s net accounts receivable balance at each respective balance sheet date:

	Accounts Receivable
	September 30,	December 31,
	2024	2023
Customer A	51%	36%
Customer B	33%	33%
Customer C	*	14%

The following table lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	Accounts Payable
	September 30,	December 31,
	2024	2023
Vendor A	20%	47%
Vendor B	16%	*
Vendor C	*	12%

*	Represents less than 10%

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

Stock-Based Compensation Expense

The Company reflected compensation costs of $2.7 million and $3.1 million related to the vesting of stock options during each of the nine-month periods ended September 30, 2024 and 2023, respectively. At September 30, 2024, the unamortized compensation cost was approximately $0.3 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 1.1 years. The Company reflected compensation costs of $0.6 million and $0.8 million related to the vesting of restricted stock units during each of the nine-month periods ended September 30, 2024 and 2023, respectively. The unamortized compensation cost at September 30, 2024 was $0.2 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 0.6 years. There were no stock options granted or exercised during the nine months ended September 30, 2024 and 2023.

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

The following table summarizes the activity in the shares available for grant under the Plans during the three and nine months ended September 30, 2024 and options outstanding as of September 30, 2024 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2023	39	36	$127.00
RSUs granted	(2)	—	—
RSUs cancelled and returned to the 2019 Plan	2	—	—
Options cancelled	—	(1)	$147.64
Balance as of March 31, 2024	39	35	$126.70
RSUs cancelled and returned to the 2019 Plan	3	—	—
Options cancelled	—	(1)	$150.19
Balance as of June 30, 2024	42	34	$125.99
RSUs cancelled and returned to the 2019 Plan	1	—	—
Options cancelled	—	(1)	$103.60
Balance as of September 30, 2024	43	33	$126.35

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2024 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $62.80	2	5.14	$62.80	2	$62.80	$—
$62.81 - $599.60	31	5.98	$108.21	29	$108.13	$—
$0.00 - $599.60	33	5.92	$126.35	31	$127.51	$—

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2023	15	$69.63
Granted	2	$1.55
Cancelled	(2)	$53.54
Non-vested shares as of March 31, 2024	15	$62.04
Vested	(5)	$1.48
Non-vested shares as of June 30, 2024	10	$52.73
Cancelled	(1)	$86.94
Non-vested shares as of September 30, 2024	9	$50.63

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

February 2024 Public Offering

On February 6, 2024, the Company entered into an underwriting agreement (the Underwriting Agreement) with Ladenburg Thalmann & Co. Inc., as the sole underwriter (Ladenburg), relating to the issuance and sale in a public offering (the Offering) of: (i) 480,000 shares of common stock, (ii) pre-funded warrants to purchase up to 1,424,760 shares of common stock, (iii) Series A warrants to purchase up to 3,809,520 shares of common stock, (iv) Series B warrants to purchase up to 3,809,520 shares of common stock, and (v) up to 285,714 additional shares of common stock, Series A warrants to purchase up to 571,428 shares of common stock and Series B warrants to purchase up to 571,428 shares of common stock that may be purchased pursuant to a 45-day option to purchase additional securities granted to Ladenburg by the Company. Ladenburg partially exercised this option on February 7, 2024 for 82,500 shares of common stock, Series A warrants to purchase up to 165,000 shares of common stock and Series B warrants to purchase up to 165,000 shares of common stock. The combined public offering price of each share of common stock, together with the accompanying Series A warrants and Series B warrants, was $2.10, less underwriting discounts and commissions. The combined public offering price of each pre-funded warrant, together with the accompanying Series A warrants and Series B warrants, was $2.099, less underwriting discounts and commissions. The Offering, including the additional shares of common stock, Series A warrants and Series B warrants sold pursuant to the partial exercise of Ladenburg’s option, closed on February 8, 2024.

The net proceeds from the Offering, including the additional shares of common stock, Series A warrants and Series B warrants sold pursuant to the partial exercise of Ladenburg’s option, after deducting underwriting discounts and commissions and other estimated Offering expenses payable by the Company and excluding any proceeds from the exercise of the Series A warrants, Series B warrants and pre-funded warrants, were approximately $3.4 million.

The Series A warrants and Series B warrants each have an exercise price of $2.25 per share and were immediately exercisable upon issuance. The Series A warrants expire on February 8, 2029, and the Series B warrants had an initial expiration date of August 8, 2024. On August 6, 2024, the Company extended the expiration date of its outstanding Series B warrants to October 7, 2024, by entering into an amendment to the Warrant Agency Agreement dated as of February 8, 2024 by and between the Company and the warrant agent, Equiniti Trust Company, LLC (the Warrant Agency Agreement).

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

On February 8, 2024, pursuant to the Underwriting Agreement, the Company issued Series A warrants to Ladenburg to purchase up to 139,108 shares of common stock at an exercise price of $2.625, subject to adjustments, which are exercisable at any time and from time to time, in whole or in part, until February 8, 2029.

June 2024 Private Sale

On June 11, 2024, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with a member of the Company’s board of directors, pursuant to which the Company sold and the board member purchased 100,000 shares (the Shares) of common stock resulting in net proceeds of $127,000. The Shares sold pursuant to the Purchase Agreement were issued as restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended.

Shares Issued for Services

During the three months ended September 30, 2024, the Company issued 40,000 restricted shares of common stock with a fair value of approximately $54,400 to a service provider.

ATM Offering

On August 30, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with Ladenburg with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock initially having an aggregate offering price of up to $1,425,000. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the Sales Agreement in addition to the reimbursement of certain expenses. The Company has no obligation to sell any shares under the Sales Agreement and either the Company or Ladenburg may terminate the Sales Agreement in accordance with its terms. During the three months ended September 30, 2024, under the Sales Agreement, the Company sold 110,688 shares of common stock for net proceeds of approximately $164,000.

Warrants Classified as Equity

As of September 30, 2024, the Company had the following equity-classified common stock purchase warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration
Balance as of December 31, 2023	7	$28.00	June 2, 2028
Pre-funded warrants issued	1,425	$0.001	—
Pre-funded warrants exercised	(1,001)	$0.001	—
Series A warrants issued	3,974	$2.250	February 8, 2029
Series A warrants issued	139	$2.625	February 8, 2029
Series B warrants issued	3,974	$2.250	October 7, 2024
Balance as of March 31, 2024	8,518
Pre-funded warrants exercised	(307)	$0.001	—
Balance as of June 30, 2024	8,211
Warrant activity	—	$0.001	—
Balance as of September 30, 2024	8,211

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

As of September 30, 2024 and December 31, 2023, the Company had the following Purchase Warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration Date
Warrants issued - November 2022	92	$40.00	May 28, 2028
Warrants issued - June 2023	143	$28.00	June 2, 2028
	235

The following table sets forth changes in the fair value of the Purchase Warrants outstanding (amounts in thousands):

	Number of Shares	Fair Value
Balance as of December 31, 2023	235	$1,748
Change in fair value of warrants	—	(1,591)
Balance as of March 31, 2024	235	157
Change in fair value of warrants	—	(54)
Balance as of June 30, 2024	235	103
Change in fair value of warrants	—	(4)
Balance as of September 30, 2024	235	$99

The fair value of the Purchase Warrants at September 30, 2024 was determined using the Black Scholes model with the assumptions in the following table.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	3.7 years	3.7 years
Interest rate (risk-free rate)	3.51%	3.51%
Expected volatility	121%	121%
Expected dividend yield	—	—
Fair value of warrants (in thousands)	$35	$64

The fair value of the Purchase Warrants at December 31, 2023 was determined using the Black Scholes model with the assumptions in the following table.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	4.4 years	4.4 years
Interest rate (risk-free rate)	3.84%	3.84%
Expected volatility	116%	116%
Expected dividend yield	—	—
Fair value of warrants (in thousands)	$653	$1,095

Note 10. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. The Company recorded compensation expense of approximately $30,300 and $85,600 for the employed family member during the three and nine months ended September 30, 2024, respectively. The Company recorded compensation expense of approximately $28,000 and $83,800 for the employed family member during the three and nine months ended September 30, 2023, respectively.

See Note 8 for a discussion of the Company’s sale of common stock to a member of the board of directors in June 2024.

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

Note 12. Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation (TSMC) is the sole foundry that manufactures the wafers used to produce the Company’s memory IC products. TSMC has informed the Company that TSMC is discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture the Company’s memory ICs. As a result, in May 2023, the Company informed its customers that the Company would be initiating an end-of-life (EOL) of its memory IC products. During the three months ended September 30, 2024 the Company received an additional EOL purchase order for $0.2 million. As of September 30, 2024, the Company had a non-cancelable purchase order backlog for its memory IC products of approximately $5.7 million. The Company expects to fulfill this backlog and complete final shipments of its memory IC products by March 31, 2025.

Note 13. Subsequent Events

Amendment of Series B Warrants

On October 3, 2024, the Company extended the expiration date of the Series B warrants issued in the Offering to November 8, 2024, by entering into an amendment to the Warrant Agency Agreement. The Series B warrants would otherwise have expired on October 7, 2024. See Note 8 for additional information about the Series B warrants and the Offering.

Warrant Inducement Offering

On November 5, 2024, the Company entered into inducement offer letter agreements (the Inducement Letters) with certain holders (the Holders) of existing Series B warrants (the Existing Warrants) to purchase up to an aggregate of 2,246,030 shares of the Company’s common stock, having an original exercise price of $2.25 per share, issued to the Holders on February 8, 2024 in the Offering (see Note 8). Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their Existing Warrants at a reduced exercise price of $1.30 per share (the Reduced Exercised Price) in consideration for the Company’s agreement to issue in a private placement (i) new Series C common stock purchase warrants (the Series C Warrants) to purchase an aggregate of 2,246,030 shares of common stock, and (ii) new Series D common stock purchase warrants (the Series D Warrants, and collectively with the Series C Warrants, the New Warrants) to purchase an aggregate of 2,246,030 shares of common stock. Each New Warrant has an exercise price equal to $1.61 per share, subject to adjustment as provided in the New Warrants. The Series C Warrants were exercisable upon issuance and expire on the six-month anniversary of the date of issuance. The Series D Warrants were exercisable upon issuance and expire on the five-year anniversary of the date of issuance.

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

We also acquired a memory product line comprising our Bandwidth Engine IC products. These products integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance. Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC has informed us that it would be discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and we commenced initial EOL shipments during the quarter ended September 30, 2023. We have requested customers to pay a deposit upon purchase order placement to reserve supply and provide funding for our required inventory purchases. In addition, we have requested customers to accelerate payments to improve our cash flows. Under our EOL plan, we expect to complete shipments of our memory products by March 31, 2025. However, the timing of EOL shipments will be dependent on the potential receipt of additional purchase orders from customers, deliveries from our suppliers, and the delivery schedules requested by our customers.

We incurred net losses of approximately $9.2 million for the nine months ended September 30, 2024 and $16.8 million for the year ended December 31, 2023, and we had an accumulated deficit of approximately $175.6 million as of September 30, 2024. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report and Note 1 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	September 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Product - three months ended	$3,811	$4,262	$(451)	(11)%
Percentage of total net revenue	99%	95%
Product - nine months ended	$10,596	$11,385	$(789)	(7)%
Percentage of total net revenue	97%	96%

The following table details revenue by product category for the three and nine months ended September 30, 2024 and 2023:

	Three months Ended September 30,		Nine Months Ended September 30,
Product category	2024	2023	2024	2023
Memory ICs	$3,677	$3,384	$9,487	$7,181
mmWave ICs	67	576	272	2,614
mmWave modules	60	302	817	1,586
mmWave other products	7	—	20	4
	$3,811	$4,262	$10,596	$11,385

Product revenue decreased for the three and nine months ended September 30, 2024 compared with the same periods of 2023 primarily due to the decrease in shipments of our mmWave ICs and antenna modules, which was partially offset by increases in shipments of our memory IC products. The increase in memory IC product shipments during 2024 was attributable to the increase in EOL shipments. We initiated price increases on certain of our antenna module products in 2022, however, through September 30, 2024, we had not realized any material increase in revenue as a result of those price increases.

Taiwan Semiconductor Manufacturing Corporation (TSMC) is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC informed us that TSMC is discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, in May 2023, we informed our customers that we would be initiating an end-of-life (EOL) of our memory IC products. As of September 30, 2024, we had non-cancelable purchase order backlog from customers for our memory IC products of $5.7 million. We expect to fulfill this backlog and complete final shipments of our memory IC products by March 31, 2025.

We expect revenues to increase in 2024 as compared with 2023, as we anticipate increased sales of our memory IC products based on our EOL purchase order backlog. In addition, we expect sales of our mmWave products to increase from a volume and revenue perspective over the next 12 months, as we expect to commence production shipments to new customers beginning in early 2025.

	September 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Royalty and other - three months ended	$30	$219	$(189)	(86)%
Percentage of total net revenue	1%	5%
Royalty and other - nine months ended	$299	$531	$(232)	(44)%
Percentage of total net revenue	3%	4%

Royalty and other includes royalty, non-recurring engineering services and license revenues. The decrease in royalty and other revenue for the three and nine months ended September 30, 2024 compared with the same periods of 2023 was primarily due to a decrease in royalty revenues from licensees of our memory technology due to reduced shipments by these licensees, which we attribute to the EOL initiated by TSMC, as partially offset by increases in non-recurring engineering services revenue related to our mmWave technology.

Cost of Net Revenue and Gross Profit

	September 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$2,034	$2,445	$(411)	(17)%
Percentage of total net revenue	53%	55%
Cost of net revenue -nine months ended	$5,431	$7,346	$(1,915)	(26)%
Percentage of total net revenue	50%	62%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including amortization of intangible assets and depreciation of production-related fixed assets.

Cost of net revenue decreased for the three months ended September 30, 2024 when compared with the same period in 2023, primarily due to a decrease in sales of our mmWave IC and module products, which was partially offset by an increase in shipments of our memory IC products in 2024 and $0.2 million of inventory write downs of our mmWave product inventory. Cost of net revenue decreased for the nine months ended September 30, 2024 when compared with the same period in 2023, primarily due to the decrease in sales of our mmWave IC and module products, which was partially offset by an increase in shipments of our memory IC products in 2024, $0.3 million of inventory write downs of our mmWave product inventory and increased amortization of developed technology of approximately $0.3 million, as we reduced the useful life of the assets in May 2023 as a result of the EOL of our memory products.

September 30,	Change
2024	2023	2023 to 2024
(dollar amounts in thousands)
Gross profit -three months ended	$1,807	$2,036	$(229)	(11)%
Percentage of total net revenue	47%	45%
Gross profit -nine months ended	$5,464	$4,570	$894	20%
Percentage of total net revenue	50%	38%

Gross profit decreased for the three months ended September 30, 2024 compared with the same period of 2023 primarily due to a decrease in sales of our mmWave IC and module products and royalty and other revenues, partially offset by an increase in shipment volumes of our memory IC products to fulfill EOL purchase orders. Gross profit increased for the nine months ended September 30, 2024 compared with the same period of 2023 due to the increase in shipments of our memory IC products, as these products carry higher gross margins, and this increase was partially offset by a decrease in shipments of our mmWave products. The increase in our gross profit margin percentage for the nine months ended September 30, 2024 compared with the prior year period was primarily attributable to the increase in shipments of our memory IC products, which carry higher gross margins than our mmWave products. During the nine months ended September 30, 2024, we recorded revenue of $81,000 from inventory that had been written down in prior periods.

Research and Development

	September 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Research and development -three months ended	$2,158	$3,484	$(1,326)	(38)%
Percentage of total net revenue	56%	78%
Research and development -nine months ended	$7,615	$11,038	$(3,423)	(31)%
Percentage of total net revenue	70%	93%

Our research and development, or R&D, expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for the three and nine months ended September 30, 2024 compared with the same periods of 2023 was primarily due to reduced salary and consulting costs, as we implemented reductions in force in February and November 2023 and terminated consultant contracts, as well as a decrease in rent expense for the Toronto office lease, as we reduced the space we rent effective January 2024, and reduced software license expense. As disclosed in Note 4 to the condensed consolidated financial statements, in June 2024, we recorded a charge of approximately $1.6 million for non-cancelable license commitments for computer-aided design software.

We expect that total R&D expenses will decrease during 2024 compared with 2023, as a result of our cost reduction initiatives initiated during 2023.

Selling, General and Administrative

	September 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
SG&A -three months ended	$2,349	$2,112	$237	11%
Percentage of total net revenue	61%	47%
SG&A -nine months ended	$6,592	$6,331	$261	4%
Percentage of total net revenue	61%	53%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of certain intangible assets.

The increase for the three and nine months ended September 30, 2024 compared with the same periods of 2023 was primarily attributable to increased consulting and professional services costs and increased amortization of purchased intangible assets for customer relationships, as we reduced the estimated life of these intangibles. These increases were partially offset by the impact of headcount reductions initiated in 2023, including the elimination of certain employee and consulting positions and reductions of other discretionary operating expenses during 2023. We expect that total SG&A expense will remain flat or slightly decrease for the remainder of 2024 compared with 2023 due to our continued cost reduction initiatives.

Severance and Software License Obligations

	September 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Severance and software license obligations -three months ended	$—	$—	$—	—
Percentage of total net revenue	—	—
Severance and software license obligations -nine months ended	$2,063	$—	$2,063	—
Percentage of total net revenue	19%	—

In November 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. During the six months ended June 30, 2024, we determined that we would not recall any of the 11 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result, we recorded severance charges of approximately $0.4 million for each of the three and six months ended June 30, 2024, respectively.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, we expensed the value of the remaining contractual liabilities and recorded liabilities of approximately $1.6 million.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2024, we had cash and cash equivalents of $1.3 million and working capital of $0.4 million.

Net cash used in operating activities was $3.9 million for the first nine months of 2024, which primarily resulted from our net loss of $9.2 million, as adjusted for a $1.6 million non-cash gain on the change in fair value of warrant liability, as partially offset by non-cash charges of $3.0 million of depreciation and amortization, $3.3 million of stock based compensation and $0.6 million in net changes in assets and liabilities. The changes in assets and liabilities primarily related to the timing of accruals for software licenses, accrued severance benefits and accounts receivable collections, and other vendor payables and prepayments.

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

Net cash provided by investing activities of $1.0 million for the nine months ended September 30, 2023 represented $1.1 million in proceeds from maturities of short-term investments, partially offset by $0.1 million of purchases of property and equipment. For the nine months ended September 30, 2024, no cash was provided by or used in investing activities.

Net cash provided by financing activities of $3.6 million for the nine months ended September 30, 2024 primarily comprised $3.4 million in net proceeds from a public offering of our common stock and common stock purchase warrants completed in February 2024 and a $0.1 million sale of unregistered stock to a member of our board of directors, $0.2 million of net proceeds from at-the-market sales of stock, which was partially offset by $0.1 million for repayment of finance lease liabilities.

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of $3.5 million, which primarily comprised $3.6 million in net proceeds from a registered direct offering of our common stock and common stock purchase warrants completed in September 2023, as partially offset by taxes paid to net share settle equity awards and repayment of finance lease liabilities.

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

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory. At September 30, 2024, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.9 million.

Going Concern - Working Capital

We incurred net losses of approximately $9.2 million for the nine months ended September 30, 2024 and $16.8 million for the year ended December 31, 2023, and we had an accumulated deficit of approximately $175.6 million as of September 30, 2024. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through offerings of equity and equity-linked securities, issuance of convertible notes and loans.

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

As discussed in Note 13 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, on November 5, 2024, we entered into inducement offer letter agreements (the “Inducement Letters”) with certain holders (the “Holders”) of existing Series B warrants (the “Existing Warrants”) to purchase up to an aggregate of 2,246,030 shares of our common stock, having an original exercise price of $2.25 per share, issued to the Holders on February 8, 2024. Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their existing warrants at a reduced exercise price of $1.30 per share (the “Reduced Exercised Price”) in consideration for our agreement to issue in a private placement (i) new Series C common stock purchase warrants (the “Series C Warrants”) to purchase an aggregate of 2,246,030 shares of common stock, and (ii) new Series D common stock purchase warrants (the “Series D Warrants” and, collectively with the Series C Warrants, the “New Warrants”) to purchase an aggregate of 2,246,030 shares of our common stock. In connection with this offering, we also agreed to reduce the exercise price of the Existing Warrants to purchase an aggregate of 1,728,490 shares of common stock for all holders of the Existing Warrants not participating in this offering to the Reduced Exercise Price for the remaining term of the Existing Warrants.

Further, as discussed in Note 8 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, on August 30, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock initially having an aggregate offering price of up to $1,425,000. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the Sales Agreement in addition to the reimbursement of certain expenses. During the three months ended September 30, 2024, under the Sales Agreement, we sold 110,688 shares of common stock for net proceeds of approximately $164,000.

As we have and may raise additional capital through sales of our equity securities, our stockholders will suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

We believe that our existing cash and cash equivalents as of September 30, 2024, plus the proceeds from the warrant inducement offering and expected receipts associated with forecasted product sales, will provide us with liquidity to fund our planned operating needs into the second quarter of 2025. Variability in our operating forecast, driven primarily by (i) product sales and collections, (ii) potential customer licensing and non-recurring engineering (NRE) transactions, (iii) timing of operating expenditures, and (iv) unanticipated changes in net working capital, will impact our cash runway. Likewise, we may decide to revise our financial priorities and operating plans, depending on the level of customer shipments, licensing and NRE arrangements and timing of related collections. This could impact our ability to enter into strategic arrangements and to access additional capital.

We will need additional funding to continue our operating activities beyond those activities currently included in our operating forecast and related cash projection. Therefore, we will need to secure additional capital or financing and/or significantly delay, defer or reduce our cash expenditures over the next two quarters. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Specifically, as of September 30, 2024, our stockholders’ equity was below Nasdaq’s $2.5 million minimum stockholders’ equity continued listing requirement. However, we believe that, as a result of our receipt of net proceeds of approximately $2.6 million from the warrant inducement offering in November 2024, our current stockholders’ equity is now above such requirement. If we are unable to demonstrate to Nasdaq’s satisfaction that we subsequently regained compliance with this requirement, Nasdaq will notify us of such non-compliance. If we receive such notice from Nasdaq, in accordance with Nasdaq rules, we will have 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). If our compliance plan is accepted, we may be granted up to 180 calendar days from the date of the initial notification to evidence compliance.

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

Our consolidated financial statements as of September 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of September 30, 2024, we had cash and cash equivalents of $1.3 million and an accumulated deficit of $175.6 million. In November 2024, we completed a warrant inducement offering for estimated net proceeds of approximately $2.6 million. We believe that our existing cash and cash equivalents as of September 30, 2024, plus the proceeds from the warrant inducement offering completed in November 2024 and expected receipts associated with forecasted product sales, will enable us to meet our capital needs until the second quarter of 2025.

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

Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC has informed us that it is discontinuing the foundry process used to produce the wafers necessary to produce our memory ICs. We are not in a position to transition wafer production to a new foundry and continue to manufacture these products. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products. We expect to fulfill EOL product purchase orders by March 31, 2025. However, the timing of EOL shipments will be dependent on the potential receipt of additional purchase orders from customers, deliveries from our suppliers, and the delivery schedules requested by our customers. Our memory IC products represented over 60% of our revenues for the year ended December 31, 2023 and over 80% of our revenues for the nine months ended September 30, 2024. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, gross margins, results of operations and cash flows.

We have a history of losses, and we will need to raise additional capital.

We incurred net losses of approximately $9.2 million for the nine months ended September 30, 2024 and $16.8 million for the year ended December 31, 2023, and we had an accumulated deficit of approximately $175.6 million as of September 30, 2024. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we may need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

Our recent reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

In November 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. During the six months ended June 30, 2024, we determined that we would not recall any of the 11 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result, we recorded severance charges of approximately $0.4 million during the nine months ended September 30, 2024, and, as of September 30, 2024, we had a remaining liability for severance costs of approximately $0.3 million. The accrued severance costs are expected to be paid through October 2025.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, we expensed the value of the remaining contractual liabilities and recorded liabilities of approximately $1.6 million. As of September 30, 2024, we had a remaining liability of approximately $1.0 million, and we expect to pay these license fees through September 30, 2025.

In addition to the costs associated with the non-cancelable license commitments for computer-aided design software, the Reductions may result in other unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the Reductions. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also be unsuccessful in negotiating any desired strategic alternative or partnership relating to such functions on a timely basis, on acceptable terms, or at all. The Reductions could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Further, inflationary pressure may increase our costs, including employee compensation costs, or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does. If we are unable to realize the anticipated benefits from the Reductions, if we experience significant adverse consequences from the reduction in force, or if we are otherwise unable to retain our employees, our business, financial condition, and results of operations may be materially adversely affected.

Failure to comply with laws relating to employment could subject us to penalties and other adverse consequences.

We are subject to various employment-related laws in the jurisdictions in which our employees are based. We face risks if we fail to comply with applicable U.S. federal or state employment and wage laws, or employment wage laws applicable to our employees located in Canada. The Reductions create an additional risk of claims being made on behalf of affected employees. Recently, the Company has received and, may in the future receive, claims made on behalf of employees, whom were part of the Reductions, regarding statutory and common law severance payments. If such claims are successful and not mitigated by employment practices insurance coverage, our required payments may be higher than we have initially estimated. In addition, any violations of applicable wage laws or other labor- or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations, and damages or penalties which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.

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

The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. The success and profitability, as well as the expansion, of our international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as the following:

●	public health issues, such as pandemics and epidemics, which can result in varying impacts to our business, employees, partners, customers, distributors or suppliers internationally;

●	difficulties, inefficiencies and costs associated with staffing and managing foreign operations;

●	longer and more difficult customer qualification and credit checks;

●	greater difficulty collecting accounts receivable and longer payment cycles;

●	the need for various local approvals to operate in some countries;

●	difficulties in entering some foreign markets without larger-scale local operations;

●	changes in import/export laws, trade restrictions, regulations and customs and duties and tariffs (foreign and domestic);

●	compliance with local laws and regulations;

●	unexpected changes in regulatory requirements;

●	reduced protection for intellectual property rights in some countries;

●	adverse tax consequences, including potential additional tax exposure if we are deemed to have established a permanent establishment outside of the United States;

●	the effectiveness of our policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act of 1977 and similar regulations;

●	fluctuations in currency exchange rates, which could increase the prices of our products to customers outside of the United States, increase the expenses of our international operations by reducing the purchasing power of the U.S. dollar and expose us to foreign currency exchange rate risk if, in the future, we denominate our international sales in currencies other than the U.S. dollar;

●	new and different sources of competition;

●	political, economic, and social instability;

●	terrorism and acts of war, which could have a negative impact on the operations of our business or the businesses of our customers and vendors; and

●	US Department of Commerce regulations or restrictions on exports of certain semiconductor products and technologies.

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

On May 1, 2024, the Company entered into a consulting agreement with a service provider, pursuant to which the Company agreed to issue the service provider, as partial compensation, 40,000 restricted shares of common stock 90 days thereafter. The Company issued the shares to the service provider on August 5, 2024 in reliance on an exemption from registration provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act. The service provider represented in the consulting agreement that it was an “accredited investor,” as defined in Rule 501(a) of Regulation D under the Securities Act. The shares are subject to transfer restrictions, and the book-entry records evidencing the shares contain an appropriate legend stating that such shares have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

(a) Exhibits

		Reference				Filed or
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Furnished Herewith
10.1	Amendment to the Warrant Agency Agreement dated February 8, 2024 by and between Peraso Inc. and Equiniti Trust Company, LLC, as Warrant Agent, dated August 6, 2024	8-K	000-32929	10.1	August 7, 2024
10.2	At The Market Offering Agreement, dated August 30, 2024, by and between Peraso Inc. and Ladenburg Thalmann & Co. Inc.	8-K	000-32929	10.1	August 30, 2024
10.3	Amendment #2 to the Warrant Agency Agreement dated February 8, 2024 by and between Peraso Inc. and Equiniti Trust Company, LLC, as Warrant Agent, dated October 3, 2024	8-K	000-32929	10.1	October 4, 2024
31.1	Rule 13a-14 Certification					X
31.2	Rule 13a-14 Certification					X
32.1	Section 1350 Certification					X
101	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2024, filed with the SEC on November 13, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2024	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)