Form 10-K
period 2024-12-31
Peraso Inc.
filed 2025-03-28
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32929

PERASO INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0291941
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2033 Gateway Place, Suite 500

San Jose, California 95110

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 28, 2024 was $3,671,905.

The number of shares of the Registrant’s exchangeable shares, no par value, outstanding as of March 18, 2025 was 59,752.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 18, 2025 was 4,843,041.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

ii

Part I

Item 1. Business.

Overview

We are a fabless semiconductor company focused on the development and sale of: i) millimeter wavelength wireless technology, or mmWave, semiconductor devices and antenna modules based on our proprietary semiconductor devices and ii) performance of non-recurring engineering, or NRE, services and licensing of intellectual property, or IP. Our primary focus is the development of mmWave technology for wireless communications. mmWave is generally described as the frequency band from 24 Gigahertz, or GHz, to 300 GHz. Our mmWave products, which primarily operate in the spectrum from 24 GHz to 71 GHz, enable a range of applications including: multi-gigabit point-to-point, or PtP, wireless links with a range of up to 25 kilometers and operating in the 60 GHz frequency band; multi-gigabit point-to-multi-point, or PtMP, links in the 60 GHz frequency band used to provide fixed wireless access, or FWA, services; FWA in the 5G operating bands from 24 GHz to 43 GHz to provide multi-gigabit capability and low latency connections; military communications; and consumer applications, such as high performance wireless video streaming and untethered augmented reality and virtual reality. We also have a line of memory-denominated integrated circuits, or ICs, for high-speed cloud networking, communications, security appliance, video, monitor and test, data center and computing markets that deliver time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. As discussed below, we initiated an end-of-life of these products in 2023 and expect to complete final shipments in March 2025.

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

Industry Trends and Market Opportunities

mmWave

Historically, virtually all wireless communications have utilized the frequency spectrum below 6 GHz. Primary examples include cell phone communications, WiFi, Bluetooth, Internet of Things, and more recently, broadband internet access or FWA. In parallel, a broad array of applications continues to push the boundaries of available wireless network capacity. These include video streaming services, such as those offered by Netflix, Apple and Amazon, user-generated video content, such as TikTok and Instagram Reels, and broadly, personal video content generated by personal mobile devices.

While the sub-6 GHz band has traditionally been sufficient for these services, with growing demand, the mmWave spectrum is an additional source of wireless capacity. Wireless spectrum is an extremely valuable commodity and is highly regulated by federal governments around the world. Spectrum is broadly segmented into either licensed frequencies or unlicensed frequencies, although most frequencies are licensed. The mmWave frequencies between 24 GHz and 100 GHz include both licensed and unlicensed spectrum. In the case of mmWave, the 3rd Generation Partnership Project, or 3GPP, has included the spectrum from 24 GHz to 43 GHz in its 5G specification. This is licensed spectrum in most jurisdictions around the world, and carriers must license this spectrum if they choose to utilize the mmWave frequency bands within that spectrum. Alternatively, the spectrum from 57 GHz to 71 GHz is generally unlicensed around the world, and, therefore, a license is not required to operate in this spectrum. To that end, the Institute of Electrical and Electronics Engineers, or IEEE, has established two standards which utilize this unlicensed mmWave spectrum, IEEE 802.11ad and IEEE 802.11ay. We have developed silicon products that comply with both the licensed and unlicensed standards.

In an August 2024 report titled, Millimeter Wave Technology, Allied Market Research valued the global mmWave technology market at $3.4 billion, and forecasted it to grow at a 20% compound annual growth rate from 2024 to 2032.

IEEE 802.11ad/ay: License-Free mmWave Market

A primary opportunity for our mmWave products in unlicensed-band applications is the FWA market. In this market segment, wireless Internet service providers, or WISPs, provide their customers with a fixed wireless link to a base station or small cell, thus providing the customer with high-speed access to the Internet. mmWave can provide both upload and download speeds of over 1 Gbps. In addition, we believe mmWave is generally a much less expensive alternative to installing underground fiber optic cable and provides FWA carriers with competitive and cost advantages compared to other access technologies, such as cable broadband. From an equipment perspective, the FWA worldwide market has historically been serviced by OEMs, such as Ubiquiti Inc., or Ubiquiti, Cambium Networks, Ltd. and SIA MikroTik. Generally, WISPs address segments of the broadband market either not served or underserved by the traditional carriers, such as rural markets.

The FWA market has been helped in recent years with the advent of government incentives aimed at closing the so-called ‘digital divide’ between urban and rural broadband access. In 2023, the U.S. government established the Broadband Equity, Access, and Deployment, or BEAD, program, which allocated $42.45 billion to expand high-speed Internet access by funding planning, infrastructure deployment and adoption programs in all 50 states. The National Telecommunications and Information Administration, or NTIA, is the agency responsible for administering the BEAD program. When initially introduced, the NTIA had originally provided guidance that BEAD funding would be prioritized for primarily fiber deployments, and that alternative technologies such as unlicensed fixed wireless were not eligible for BEAD program funding. On February 4, 2025, Arielle Roth was nominated to take over leadership of the NTIA. Ms. Roth, speaking at a Federalist Society event in June, 2024, stated that the NTIA has “imposed extreme tech bias in favor of fiber.” On March 4, 2025, the Wall Street Journal reported that the U.S. Commerce Secretary, Howard Lutnick, has told staff he plans to make the BEAD program technology neutral. A shift to a technology-neutral approach would include all forms of FWA, including our 60GHz mmWave wireless technology.

A related opportunity for us in the license-free FWA space is dense urban markets, many of which have a high saturation of informal settlements. In a December 2023 report, the International Telecommunications Union, or ITU, reported that an estimated 2.6 billion people, or one-third of the global population, does not have Internet access. As of August 2023, the World Economic Forum estimated there were over 1.1 billion people living in informal settlements around the world. Traditional last mile technology, such as WiFi, is not able to handle the congestion generated by the dense concentration of users in such communities. This is because WiFi radio signals spread out in all directions, much like a light bulb. Due to the very high population density in informal settlements, numerous WiFi transmitters are required, and as such, tend to cancel each other out with overlapping signals. Because our mmWave technology utilizes beamforming, the signals are more like beams from a car headlight, very narrow and controlled. Therefore, in a dense environment, mmWave is much better at handling high congestion, as the radio signals generally do not overlap. Another advantage our mmWave technology provides in the dense urban environment is reduced power consumption. The power grid in an informal settlement can often be unreliable. Our technology can operate under 12 watts, which enables communications networks to continue to operate on a backup battery power supply for several hours.

An additional market for our 60GHz mmWave products is military applications. Specifically, as a result of our radio frequency, or RF, beamforming and beamsteering capabilities, militaries and their defense contractors are evaluating the use of mmWave for stealth tactical communications. Unlike traditional wireless technology that radiates equally in all directions (omni), mmWave technology utilizes phased-array RF beams to focus the RF energy into a specific intensity and direction. The military views mmWave as an inherently stealthy protocol – Low Probability of Interception (LPI)/Low Probability of Detection (LPD)/Anti-Jamming (AJ). As the 60GHz spectrum band is generally unlicensed around the world, these communications will not interfere with locally licensed spectrum, providing additional benefit. Also, as our devices operate at under 12 watts, a light battery can be used for simple deployment in field deployments and combat settings. Further, as our mmWave technology can support gigabit speeds, military personnel are able to transmit and receive information in a timely manner. We are engaged with multiple defense contractors, and in 2023, we were awarded a proof-of-concept license and technology development contract. We received an additional engagement for our mmWave products in 2024, and we expect to commence initial shipments for this engagement by mid 2025.

Our 60 GHz products can also be applied to consumer applications, as we believe our technology can provide key advantages to this market. For example, we are targeting the high-performance, video-streaming market, specifically the virtual reality, or VR, market. Uses of VR are envisioned in a broad variety of markets, including gaming, real estate, healthcare, and transportation. We believe that our mmWave technology has certain characteristics that are ideal for VR applications. First, mmWave’s high data rate of 3 Gbps supports high-resolution displays. Second, our proprietary beamforming and beamtracking techniques keep latency to under 5 milliseconds, or ms, so the user does not experience lags. Third, mmWave technology is less susceptible to interference and, as mentioned above in the context of dense urban environments, can operate in highly congested environments, which limits interruptions in the VR user’s experience.

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

mmWave ICs

Currently, there are two industry standards that incorporate mmWave technology for wireless communications: (i) license-free: IEEE 802.11ad/ay and (ii) licensed: 3GPP Release 15-17 (commonly referred to as 5G). We have developed and continue to develop products that conform to these standards. To date, we have not sold any 5G products, as our primary business focus remains license-free markets.

Our first mmWave IC product line operates in the license-free 60 GHz band and conforms to the IEEE 802.11ad standard. This product line includes a baseband IC, several variations of mmWave radio frequency, or RF, ICs, and associated antenna technology.

Our 60 GHz IEEE802.11ad products have two very important advantages over traditional 2.4 GHz / 5 GHz Wi-Fi products: very high data rates (up to 3.0 Gbps) and low latency, i.e., less than 5 ms. The first application that had traction was outdoor broadband, including applications such as PtP backhaul links or FWA using PtMP links. As the spectrum is unlicensed (free), WISPs can provide services without having to procure expensive wireless spectrum licenses. We believe that our mmWave technology can be deployed quickly and cost effectively in rural and suburban environments, including in remote and low-income regions where residents often have poor Internet quality. While carriers can provide fiber access, the cost of fiber deployment can be prohibitive and trenching for fiber is time consuming and can limit the rate at which new subscribers are added. Our mmWave products enable WISPs to deploy broadband service using low-cost terminals and infrastructure, while avoiding the costs of deploying cable or fiber.

We are a leading supplier of semiconductors in the mmWave PtP and PtMP markets. We are currently shipping to leading equipment suppliers in this space, as well as directly to service providers that are building their own equipment. We believe we bring certain advantages to the market, including our products supporting the spectrum from 66 GHz to 71 GHz, which is often referred to as channels 5 and 6 in the 802.11ad/ay specifications. The key advantage in supporting these channels is that the signals are able to propagate much further than channels 1 through 4; this is a result of significantly lower oxygen absorption at frequencies above 66 GHz. To date, our FWA customers have achieved links in the range of 25 kilometers, which we believe is industry-leading.

In the indoor area, the 802.11ad technology is ideal for high-speed, low-latency video applications, and our products can support 3Gbps links with under 5 ms of latency. Representative applications include:

●	AR/VR links between the headset and the video console;

●	USB video cameras for corporate video conferencing;

●	wireless security cameras; and

●	smart factory safety and surveillance.

Our mmWave ICs have been in volume production since 2018. A core competency of the Company is phased-array technology, or beamforming, in which an array of antenna elements work in unison to create a focused RF beam. Through adjustment of the relative phase of the antenna signals, the beams can be directed to support robust wireless connection. We are a leader in the production of mmWave devices and have pioneered a high-volume mmWave production test methodology using standard low-cost production test equipment. It has taken us several years to refine performance of this production test methodology, and we believe this places us in a leadership position in addressing the operational challenges of delivering mmWave products into high-volume markets.

Our second product line addresses the 5G mmWave opportunity. In its 4G-5G FWA Survey 2024 issued in August 2024, the Global Mobile Supplier Association reported that 5G mmWave FWA was ramping and that shipments of 5G devices with mmWave capability are expected to grow 22% in 2024, while still representing less than 10% of all 5G device shipments. Given our extensive experience in the development of mmWave technology, 5G mmWave is a logical adjacent and larger market. We have sampled a highly integrated 5G mmWave beamformer IC, which operates in the 24 GHz to 43 GHz frequency range. The device supports dual-stream multiple input, multiple output, or MIMO, with two 16-channel beamforming arrays. In June 2023, we announced a collaboration with pSemi, a Murata company, for the development of a 5G customer premise receiver utilizing our beamformer IC and pSemi’s up-down converter IC. The goals of the collaboration are to reduce the number of components and cost of each RF module to promote faster time to market for more rapid deployment by prospective customers.

mmWave Antenna Modules

We produce and sell complete mmWave antenna modules for license-free 60 GHz applications. The primary advantage provided by our antenna modules is that our proprietary mmWave ICs and the antenna are integrated into a single device. A differentiating characteristic of mmWave technology is that the RF amplifiers must be as close as possible to the antenna to minimize loss. With our module, we can guarantee the performance of the amplifier/antenna interface and simplify customers’ RF engineering, facilitating more opportunities for customer prospects that have not provided RF-type systems, as well as shortening the time to market for new products. It is possible for third parties to provide competitive module products, but, because we utilize our mmWave ICs and incorporate our proprietary mmWave antenna IP, we can provide a highly-competitive solution based on our internally-owned and developed module components.

Our PERSPECTUS family of mmWave antenna modules enable WISPs to offer high-capacity FWA networks in the unlicensed 60-GHz spectrum. The PERSPECTUS product family includes our integrated 60 GHz mmWave antenna modules and enhanced software for PtMP FWA applications. Our PERSPECTUS products allow rapid development of low-cost network equipment utilizing over 14 GHz of spectrum to provide multi-gigabit access services. Leveraging our integrated phased-array antennas and operating in the upper channels of the band, link ranges from 1.5 kilometers up to extended ranges of 30 kilometers can be achieved using a parabolic reflector.

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

Memory

Our memory products comprise our Bandwidth Engine ICs, which are memory-dominated ICs that were designed to be i) high-performance companion ICs to packet processors and ii) targeted for high-performance applications where throughput is critical. These products integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance. Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC informed us that it would be discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and we commenced initial EOL shipments during the quarter ended September 30, 2023. As of December 31, 2024, we had remaining EOL purchase orders totaling approximately $2.3 million, and we expect to ship all of these orders by March 2025. We do not expect any further shipments or to generate any revenue from shipments of our memory IC products after March 2025.

Research and Development

Our ability to compete in the future depends on successfully improving our technology to meet the increasing demand for higher performance and lower cost solutions. Development of new IC products requires specialized chip design and product engineers, expensive computer-aided design software licenses, and significant fabrication and testing costs, including mask costs.

We have over 15 years of technical know-how in the design and manufacturing of mmWave technology. The most important aspect of this knowledge is knowing how mmWave circuits will perform in a real-world environment. Traditionally, semiconductor design utilizes sophisticated computer-aided design software to simulate the performance of a device that is manufactured at a specific semiconductor manufacturing plant. However, mmWave is extremely difficult to model precisely. Therefore, the only path to understand how well a device will perform is to produce the device and test it in a real-world application. Over the last decade, many companies have attempted to develop mmWave semiconductor devices, however, given that the devices had inconsistent or weak performance, a number of the companies were unsuccessful and abandoned their design and product development efforts. As an example of our leadership and expertise in the development of mmWave technology, we were an active participant in the development of the IEEE 802.11ay wireless specification and, to date, have been granted nine essential claims patents with respect to this standard.

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

With regard to our memory products, we have ceased and do not intend to expend any development efforts or funds to develop new memory products. We believe our Bandwidth Engine IC products will provide us with meaningful revenue and gross margin contributions through March 31, 2025, as we complete the EOL of these products. We intend to continue to devote substantially all of our research and development efforts toward further expanding our mmWave technology portfolio and expanding our product offerings.

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

In the markets we serve, the time from a design win to production volume shipments of our IC products can range from 12 to 36 months. We believe that our customer systems can have a product life from a few years to up to 10 years once products like ours have been designed into the system. Historically, our revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue.

In the FWA market, our primary customer base is OEMs, but we also have multiple WISP customers in the U.S. and Canada. Our OEM customers in the fixed wireless space include Ubiquiti, WeLink, which prior to 2024 operated as both an OEM and a WISP, Tachyon Networks, or Tachyon, and China Unicom. Ubiquiti, an OEM in the unlicensed fixed wireless space, relies on us as its sole source mmWave IC supplier for its Wave products, which Ubiquiti introduced in 2022. Ubiquiti introduced three new Wave models in 2023. Historically, WeLink relied on us as its sole source supplier for WeLink-designed equipment used to deliver WISP residential service since 2022; however, in 2024, WeLink’s hardware business was launched as a separate entity, Ketsen Networks, or Ketsen. WeLink currently deploys 60 GHz technology in multiple U.S. cities, including Las Vegas, Dallas and Los Angeles. We expect to continue to supply our antenna modules to both WeLink and Ketsen. Tachyon utilizes our mmWave antenna modules in its TNA-30X family of PtP and PtMP solutions for 60 GHz unlicensed FWA networks. Peraso and Tachyon jointly announced production readiness of the TNA-30X product family in June 2023. Finally, China Unicom is a Chinese mobile carrier that uses our 60 GHz technology for 5G PtP backhaul. In addition to OEMs, we have partnered with several WISPs in the U.S. and Canada that have deployed our 60 GHz technology, including WeLink. We continue to focus on securing new OEM and WISP customers.

During the year ended December 31, 2024, two customers accounted for 10% or more of our net revenues, including Nokia Corporation at 25% and F5/Flextronics at 61%. During the year ended December 31, 2023, three customers accounted for 10% or more of our net revenues, including Nokia Corporation at 35%, F5/Flextronics at 22% and Alltek Technology Corp at 18%.

Intellectual Property

We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights.

As of March 1, 2025, we held 87 United States patents and 27 foreign patents on various aspects of our mmWave, antenna, memory and other technology, with expiration dates ranging from 2025 to 2041. We also held 11 pending patent applications in the United States and abroad. There can be no assurance that others will not independently develop or patent similar or competing technology or design around any patents that may be issued to us, or that we will be able to successfully enforce our patents against infringement by others.

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

Unlicensed IEEE 802.11ad/ay Market:

Historically, our primary competitor in the IEEE802.11ad/ay market has been Qualcomm. The primary benefit that we provide to the market is the support of the higher frequency bands from 66 GHz to 71 GHz. The advantage at these frequencies is that oxygen attenuation is significantly reduced, and signals can travel much further.

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

Employees

As of December 31, 2024, we had 42 employees, including 12 located in the United States and 30 located in Canada. Our headcount comprised 29 in research and development and manufacturing-related operations and 13 in sales, marketing and general and administrative functions. We believe our current headcount is adequate to conduct our business.

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

Risks Related to Our Business, Operations and Industry

●	We might not be able to continue as a going concern.

●	We discontinued the production of our memory products.

●	We have a history of losses, and we will need to raise additional capital.

●	Our failure to generate the significant capital necessary or raise additional capital to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

●	Our reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

●	Our failure to successfully market our products could seriously harm our ability to execute our business strategy and may force us to curtail our research and development plans or existing operations.

●	Future revenue growth depends on our winning designs with existing and new customers, retaining current customers, and having those customers design our solutions into their product offerings and successfully selling and marketing such products. If we do not continue to win designs in the short term, our product revenue in the following years will not grow.

●	To date, we have not achieved the anticipated benefits of a fabless semiconductor company.

●	Our main objective is the development and sale of our technologies to OEMS, service providers and other equipment manufacturers and their subsystem and component vendors and, if demand for these products does not grow, we may not achieve revenue growth and our strategic objectives.

●	Our failure to continue to develop new products and enhance our products on a timely basis could diminish our ability to attract and retain customers.

●	Our products have a lengthy sales cycle, which makes it difficult to predict success in this market and the timing of future revenue.

●	The semiconductor industry is cyclical in nature and subject to periodic downturns, which can negatively affect our revenue.

●	Our revenue has been highly concentrated among a small number of customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

●	Our revenue concentration may also pose credit risks which could negatively affect our cash flow and financial condition.

●	Our products must meet exact specifications and defects and failures may occur, which may cause customers to return or stop buying our products.

●	Because we sell our products on a purchase order basis and rely on estimated forecasts of our customers’ needs, inaccurate forecasts could adversely affect our business.

●	We rely on independent foundries and contractors for the manufacture, assembly, testing and packaging of our integrated circuits and modules, and the failure of any of these third parties to deliver products or otherwise perform as requested could damage our relationships with our customers and harm our sales and financial results.

●	Disruptions in our supply chain due to shortages in the global semiconductor supply chain could cause delays for customers and impact revenue.

●	Any claim that our products or technology infringe third party IP rights could increase our costs of operation and distract management and could result in expensive settlement costs or the discontinuance of our technology licensing or product offerings. In addition, we may incur substantial litigation expense which would adversely affect our profitability.

●	The discovery of defects in our technology and products could expose us to liability for damages.

●	We might not be able to protect and enforce our IP rights, which could impair our ability to compete and reduce the value of our technology.

●	We currently maintain and may expand operations outside of the United States, which exposes us to significant risks.

●	International trade policies, including protectionist trade policies, such as tariffs and sanctions, could adversely affect our business, results of operations and financial condition.

●	Third parties might attempt to gain unauthorized access to our network or seek to compromise our products and services.

Risks Related to Our Securities

●	There may be future sales of our common stock, which could adversely affect the market price of our common stock and dilute a stockholder’s ownership of common stock.

●	Provisions of our certificate of incorporation and bylaws or Delaware law might delay or prevent a change-of-control transaction and depress the market price of our stock.

●	If we are unable to satisfy the continued listing requirements of the Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Risks Related to Our Business, Operations and Industry

We might not be able to continue as a going concern.

Our consolidated financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2024, we had cash and cash equivalents of $3.3 million and an accumulated deficit of $177.1 million. We believe that our existing cash and cash equivalents will enable us to meet our capital needs through at least the second quarter of 2025.

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

We discontinued the production of our memory products.

Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC informed us that it would be discontinuing the foundry process used to produce the wafers necessary to produce our memory ICs. As we were not in a position to transition wafer production to a new foundry and continue to manufacture these products, we initiated an end-of-life, or EOL, of our memory IC products in 2023, and ceased production of these products in 2024. As of December 31, 2024, we had remaining EOL purchase orders from customers totaling approximately $2.3 million, and we expect to ship all of these orders by March 2025. We do not expect any further shipments or to generate any meaningful revenue from shipments of our memory IC products after March 2025. For the years ended December 31, 2024 and 2023, our memory IC products represented over 85% and 60% of our revenues, respectively. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

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

In addition, we maintain an inventory of our products at various stages of production, as well as an inventory of finished goods. As we are generally a sole-source supplier, we hold these inventories in anticipation of customer orders. If those customer purchase orders do not materialize in a timely manner or customers do not honor those purchase orders, we can have excess or obsolete inventory which we would have to write-down, and our gross profit and results of operations would be adversely affected. During the years ended December 31, 2024 and 2023, we recorded inventory write-downs of approximately $0.4 million and $3.5 million, respectively.

We have a history of losses, and we will need to raise additional capital.

We incurred net losses of approximately $10.7 million and $16.8 million for the years ended December 31, 2024 and 2023, respectively, and we had an accumulated deficit of approximately $177.1 million as of December 31, 2024. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we may need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

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

Our reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

In November 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. In 2024, we determined that we would not recall any of the 11 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result, we recorded severance charges of approximately $0.4 million during the year ended December 31, 2024, and, as of December 31, 2024, we had a remaining liability for severance costs of approximately $0.1 million. The accrued severance costs are expected to be paid through October 2025.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, we expensed the value of the remaining contractual liabilities and recorded liabilities of approximately $1.6 million. As of December 31, 2024, we had a remaining liability of approximately $1.1 million, and we expect to pay these license fees through September 30, 2025.

In addition to the costs associated with the non-cancelable license commitments for computer-aided design software, the Reductions may result in other unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the Reductions. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also be unsuccessful in negotiating any desired strategic alternative or partnership relating to such functions on a timely basis, on acceptable terms, or at all. The Reductions could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Further, inflationary pressure may increase our costs, including employee compensation costs, or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does. If we are unable to realize the anticipated benefits from the Reductions, if we experience significant adverse consequences from the reduction in force, or if we are otherwise unable to retain our employees, our business, financial condition, and results of operations may be materially adversely affected.

Failure to comply with laws relating to employment could subject us to penalties and other adverse consequences.

We are subject to various employment-related laws in the jurisdictions in which our employees are based. We face risks if we fail to comply with applicable U.S. federal or state employment and wage laws, or employment wage laws applicable to our employees located in Canada. The Reductions create an additional risk of claims being made on behalf of affected employees. Recently, the Company has received and, may in the future receive, claims made on behalf of employees, whom were part of the Reductions, regarding statutory and common law severance payments. If such claims are successful and not mitigated by employment practices insurance coverage, our required payments may be higher than we have initially estimated. In addition, any violations of applicable wage laws or other labor- or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations, and damages or penalties, which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.

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

We sell our ICs and modules to customers that include our products in their products. Our technology is generally incorporated into products at the design stage, which we refer to as a design win, and which we define as the point at which a customer has made a commitment to build a board against a fixed schematic for its system, and this board will utilize our products. As a result, our future revenue depends on our OEM customers designing our products into their products, and on those products being produced in volume and successfully commercialized. If we fail to retain our current customers or convince our current or prospective customers to include our products in their products and fail to achieve a consistent number of design wins, our results of operations and business will be harmed. In addition, if a current or prospective customer designs a competitor’s offering into its product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the OEM. Even if a customer designs one of our ICs or modules into its product, we cannot be assured that the OEM’s product will be commercially successful over time, or at all, or that we will receive or continue to receive any revenue from that customer. Furthermore, the customer product for which we obtain a design win may be canceled before the product enters production or before or after it is introduced into the market. Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded today. Our lack of capital and uncertainty about our future technology roadmap also may limit our success in achieving additional design wins, as discussed under “We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.”

The design-win process for our products is generally lengthy, expensive and competitive, with no guarantee of revenue, and, if we fail to generate sufficient revenue to offset our expenses, our business and operating results would suffer.

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

As discussed under “We discontinued the production of our memory products,” TSMC, which is the sole foundry that manufactures the wafers used to produce our memory IC products, informed us that it will be discontinuing the foundry process used to produce the wafers necessary to produce our memory ICs. We are not in a position to transition wafer production to a new foundry and continue to manufacture these products. As a result, we initiated an EOL of our memory IC products. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

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

Our main objective is the development and sale of our technologies to OEMs, service providers and other equipment manufacturers and their subsystem and component vendors and, if demand for these products does not grow, we may not achieve revenue growth and our strategic objectives.

We market and sell our mmWave products and technology to OEMs, service providers and other equipment manufacturers in the defense and aerospace and consumer product markets and their subsystem and component vendors. We believe our future business and financial success depends on market acceptance and increasing sales of these products. To meet our growth and strategic objectives, OEMs, service providers and other equipment manufacturers must incorporate our products into their systems and the demand for their systems must grow as well. We cannot provide assurance that sales of our products to these customers will increase substantially in the future or that the demand for our customers’ or their customers’ systems will increase. Our future revenues from these products may not increase in accordance with our growth and strategic objectives, if, instead, our customers modify their product designs, select products sold by our competitors or develop their own proprietary technologies. Moreover, demand for their products that incorporate our technologies may not grow or result in significant sales of such products due to factors affecting the customers and their business such as industry downturns, declines in capital spending in the enterprise and carrier markets or unfavorable macroeconomic conditions. Thus, the future success of our business depends in large part on factors outside our control, and sales of our products may not meet our revenue growth and strategic objectives.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the years ended December 31, 2024 and 2023, our three largest customers represented approximately 86% and 75% of our total revenue, respectively. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. At December 31, 2024, three customers represented approximately 91% of total trade receivables and at December 31, 2023, three customers represented approximately 83% of total trade receivables. Our failure to collect receivables from any customer, which represents a large percentage of receivables, on a timely basis, or at all, could adversely affect our cash flow or results of operations.

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

We sell our products pursuant to individual purchase orders rather than long-term purchase commitments. Therefore, we will rely on estimated demand forecasts, based upon input from our customers, to determine how much product to manufacture. Because our sales are based primarily on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no notice to us. For these reasons, we will generally have limited visibility regarding our customers’ product needs. In addition, the product design cycle for our customers can be lengthy and it may be difficult for us to accurately anticipate when our customers will commence commercial shipments of products that include our products.

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

If we overestimate customer demand for our products, we may purchase products from our manufacturers that we cannot sell. Conversely, if we underestimate customer demand or if sufficient manufacturing and testing capacity are unavailable, we would forego revenue opportunities and could lose market share in the markets served by our products and could incur penalties under our customer purchase agreements. In addition, our inability to meet customer requirements for our products could lead to delays in product shipments, force customers to identify alternative sources, result in certain of our customers obtaining manufacturing rights to our products and otherwise adversely affect our ongoing relationships with our customers.

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

Certain vendors that we utilize to manufacture our products are located in Asia, as are other foundries we may use in the future. Some of our vendors that provide substrates and wafer sorting and handle the testing of our products are headquartered in Asia. The risk of an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. The occurrence of earthquakes or other natural disasters could result in the disruption of the wafer foundry or assembly and test capacity of the third parties that supply these services to us and may impede our research and development efforts as well as our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all.

Global pandemics along with outbreaks of new contagious diseases or the resurgence of existing diseases could disrupt the operations of our key suppliers and manufacturing partners worldwide.

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

Our suppliers can increase the price of products and services provided to us. Finding and qualifying alternate or additional suppliers in response to increased pricing from suppliers can be a lengthy process and can lead to production delays or additional costs, and such alternatives are sometimes not available. We may be unable to successfully pass on these costs through price increases. In some cases, our customer agreements only allow us to adjust pricing on an annual basis. If we are unable to increase the price of our products to our customers in response to increased costs, we would face reduced margins.

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

We might not be able to protect and enforce our IP rights, which could impair our ability to compete and reduce the value of our technology.

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

We currently maintain and may expand operations outside of the United States, which exposes us to significant risks.

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

International trade policies, including protectionist trade policies, such as tariffs and sanctions, could adversely affect our business, results of operations and financial condition.

Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material adverse impact on markets around the world. Changes in international trade policies, including: (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in customs duties and tariffs on goods imported into the United States and reciprocal actions by other countries, could adversely affect our business, results of operations and financial condition.

On March 3, 2025, the President of the United States announced the imposition of new tariffs on imports from Mexico and Canada, to take effect on March 4, 2025. Effective at 12.01 a.m. ET on March 4, 2025, all goods arriving at U.S. ports and originating from Canada or Mexico are subject to 25 percent tariffs, with some exceptions. Effective February 4, 2025, all goods presented for entry at U.S. ports and originating from China, including Hong Kong, are subject to a 10 percent tariff on Chinese imports. The impact of these potential tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known, including any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will be successful.

In addition to potential increases in customs duties and tariffs in the United States and other countries, the United States-Mexico-Canada Agreement, or USMCA, is subject to renewal in 2026. There can be no assurance that any newly negotiated terms in the USMCA will not adversely affect our business and the business of our customers. It remains unclear what specific actions the current U.S. administration may take to resolve trade-related issues with China and other countries.

Any of the above factors could impact our supply chain, as well as our operations and business, and adversely affect our results of operations and financial condition.

Our ability to utilize our net operating loss carryforwards is limited as a result of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2024, we had approximately $212.1 million of net operating loss, or NOL, carryforwards for U.S. federal tax purposes. Under U.S. federal income tax law, we generally can use our NOL carryforwards (and certain related tax credits) to offset ordinary taxable income, thereby reducing our U.S. federal income tax liability, for up to 20 years from the year in which the losses were generated, after which time they will expire. Our California NOL carryforwards (and certain related tax credits) generally may be used to offset future state taxable income for 20 years from the year in which the losses are generated, depending on the state, after which time they will expire. The rate at which we can utilize our NOL carryforwards is limited (which could result in NOL carryforwards expiring prior to their use) each time we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 ownership change generally occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally would impose an annual limit on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOL carryforwards equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the U.S. federal long-term tax-exempt interest rate in effect at the time of the ownership change. A number of special and complex rules apply in calculating this Section 382 limitation. While the complexity of Section 382 makes it difficult to determine whether and when an ownership change has occurred, and a formal study has not been performed, we believe that a Section 382 ownership change occurred as a result of our business combination with Peraso Technologies Inc. in 2021. We believe this Section 382 limitation will result in substantially all of our federal and state NOLs and federal tax credit carryforwards incurred prior to December 2021 expiring before they can be utilized. In addition, our ability to use our NOL carryforwards will be limited to the extent we fail to generate enough taxable income in the future before they expire. Existing and future Section 382 limitations and our inability to generate enough taxable income in the future could result in a substantial portion of our NOL carryforwards expiring before they are used. We have recorded a full valuation allowance for our deferred tax assets.

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

Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation over the last two years has led us to experience higher costs, including, among others, labor, wafer and transportation. Our suppliers have raised their prices and may continue to raise prices, and, although we have made minimal price increases thus far, in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. In addition, inflationary pressures could cause customers to delay or reduce purchases of our products or delay payments to us. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Risks Related to Our Securities

There may be future sales of our common stock, which could adversely affect the market price of our common stock and dilute a stockholder’s ownership of common stock.

The sale of our common stock resulting from the exercise of any options or vesting of restricted stock units granted to executive officers and other employees under our equity compensation plan and the exercise of any warrants, and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. We are generally not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, provided that we are subject to the listing rules of the Nasdaq Stock Market (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock). Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Accordingly, our stockholders bear the risk that our future offerings will reduce the market price of our common stock and dilute their stock holdings in us.

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

The reverse stock split effected in January 2024 alone had no effect on our authorized capital stock, and the total number of authorized shares remains the same as before the reverse stock split. The reverse stock split of our issued and outstanding shares increased the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance by decreasing the number of shares of our common stock issued and outstanding. The additional available shares are available for issuance from time to time at the discretion of our board of directors when opportunities arise, without further stockholder action or the related delays and expenses, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.

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

Certain of our common stock warrants outstanding at December 31, 2024 are accounted for as liabilities and recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

In accordance with generally accepted accounting principles in the United States, we are required to evaluate our outstanding common stock warrants to determine whether they should be accounted for as a warrant liability or as equity. At each reporting period (i) the warrants are reevaluated for proper accounting treatment as a liability or equity and (ii) the fair value of the liability of the warrants is re-measured. The change in the fair value of the liability will be recorded as other income (expense) in our consolidated statement of operations and comprehensive loss. This accounting treatment may adversely affect the market price of our securities, as we may incur additional expense. In addition, changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the warrant liability. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, many of which are outside of our control, including the share price of our common stock. We expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments in each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

If we are unable to satisfy the continued listing requirements of the Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and could be delisted from Nasdaq due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements of Nasdaq, including, but not limited to, the corporate governance requirements, the minimum closing bid price requirement or the minimum equity requirement. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future.

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

We conduct technical risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. We conduct programmatic risk assessments, including identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; evaluate how to reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Our Manager of Information Technology, who has over 25 years of information technology experience, and our Chief Operating Officer, who has over 15 years of information technology management experience, manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, information technology and management. Personnel at all levels and departments are made aware of our cybersecurity policies through internal communications, training and annual policy updates, and are requested to promptly report any suspected breach of our information systems to management. Additionally, we have implemented annual security training for all employees and staff, which includes targeting the recognition of phishing campaigns.

We continually review and update our processes to safeguard our information systems. This includes the deployment of advanced security measures and regular audits. We have implemented multi-factor authentication (MFA) for email and cloud services and implement controls for incoming email to mitigate various cyber-attacks, including phishing attacks, malware, viruses and other security breaches. Additionally, we review and revise, as necessary, our incident response and disaster recovery policies on an annual basis.

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

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents and threats to management members depending on the circumstances, including the Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer and Chief Financial Officer work with our incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s management and its designees report to the board of directors for certain cybersecurity incidents.

Our board of directors receives periodic reports from management and its designees concerning our significant cybersecurity threats and risks, and the processes we plan to implement and/or have implemented to address them.

Item 2. Properties.

We currently maintain leased facilities for our administrative, sales, marketing, support and research and development functions. We believe that our existing facilities are adequate to meet our current needs. The table below summarizes our leased facilities.

Location	Square Footage (approximate)	Lease Expiration
Markham, Ontario, Canada	9,500	September 2027
Toronto, Ontario, Canada	6,535	December 2024

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

Holders of Record

As of December 31, 2024, there were 83 holders of record of our common stock and 50 holders of record of our exchangeable shares. The actual number of common stockholders is significantly greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any potential return investors may have in our common stock will be in the form of appreciation, if any, in the market value of their shares of common stock. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plan

For information regarding securities authorized for issuance under equity compensation plans, please refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no share repurchase activity for the three months ended December 31, 2024.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

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

Our strategy and primary business objective is to be a profitable, IP-rich fabless semiconductor company offering integrated circuits, or ICs, antenna modules and related non-recurring engineering services. We specialize in the development of mmWave semiconductors, primarily in the unlicensed 60 GHz spectrum band for 802.11ad/ay-compliant devices and in the 28/39 GHz spectrum bands for 5G-compliant devices. We derive our revenue from selling semiconductor devices, as well as antenna modules based on using those mmWave semiconductor devices. We have pioneered a high-volume mmWave IC production test methodology using standard, low-cost production test equipment. It has taken us several years to refine performance of this production test methodology, and we believe this places us in a leadership position in addressing the operational challenges of delivering mmWave products into high-volume markets. We also produce and sell complete mmWave antenna modules. The primary advantage provided by our antenna modules is that our proprietary mmWave ICs and the antenna are integrated into a single device. A differentiating characteristic of mmWave technology is that the RF amplifiers must be as close as possible to the antenna to minimize loss. With our module, we can guarantee the performance of the amplifier/antenna interface and simplify customers’ radio frequency (“RF”) engineering, facilitating more opportunities for customer prospects that have not provided RF-type systems, as well as shortening the time to market for new products.

We also had a memory product line comprising our Bandwidth Engine IC products. These products integrate our proprietary, 1T-SRAM high-density embedded memory and a highly-efficient serial interface protocol resulting in a monolithic memory IC solution optimized for memory bandwidth and transaction access performance. Taiwan Semiconductor Manufacturing Corporation, or TSMC, is the sole foundry that manufactures the wafers used to produce our memory IC products. TSMC informed us that it would be discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture our memory ICs. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and we commenced initial EOL shipments during the quarter ended September 30, 2023. As of December 31, 2024, we had remaining EOL purchase orders totaling approximately $2.3 million, and we expect to ship all of these orders by March 2025. We do not expect any further shipments or to generate any revenue from shipments of our memory IC products after March 2025.

We incurred net losses of approximately $10.7 million and $16.8 million for the years ended December 31, 2024 and 2023, respectively, and we had an accumulated deficit of approximately $177.1 million as of December 31, 2024. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Recent Developments

ATM Offering

On August 30, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of our common stock initially having an aggregate offering price of up to $1,425,000. After selling $169,215 of shares pursuant to the Sales Agreement, on December 10, 2024, we increased the maximum aggregate offering amount of common stock issuable pursuant to the Sales Agreement to $2,693,527. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. We have no obligation to sell any shares pursuant to the Sales Agreement and either we or Ladenburg may terminate the Sales Agreement in accordance with its terms. During the three months ended December 31, 2024, we sold 153,200 shares of common stock for net proceeds of approximately $186,500 pursuant to the Sales Agreement.

The shares of common stock we may issue or sell pursuant to the Sales Agreement are registered under our Registration Statement on Form S-3 (File No. 333-280798), which was declared effective by the SEC on July 22, 2024. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

Warrant Inducement Offering

On August 6, 2024, we extended the expiration date of our outstanding Series B warrants, which were issued in a public offering completed in February 2024, to October 7, 2024, by entering into an amendment to the Warrant Agency Agreement dated as of February 8, 2024 by and between us and the warrant agent, Equiniti Trust Company, LLC (the Warrant Agency Agreement). On October 3, 2024, we extended the expiration date of the Series B warrants to November 8, 2024, by entering into a second amendment to the Warrant Agency Agreement. The Series B warrants would otherwise have expired on October 7, 2024. See Note 10 of the consolidated financial statements for additional information about the Series B warrants and the offering. On November 5, 2024, we entered into inducement offer letter agreements (the “Inducement Letters”) with certain holders (the “Holders”) of existing Series B warrants (the “Existing Warrants”) to purchase up to an aggregate of 2,246,030 shares of the Company’s common stock, having an original exercise price of $2.25 per share, issued to the Holders on February 8, 2024 in the offering (see Note 10 of the consolidated financial statements). Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their Existing Warrants at a reduced exercise price of $1.30 per share (the “Reduced Exercised Price”) for gross proceeds of approximately $2.92 million in consideration for the Company’s agreement to issue in a private placement (i) new Series C common stock purchase warrants (the “Series C Warrants”) to purchase an aggregate of 2,246,030 shares of common stock, and (ii) new Series D common stock purchase warrants (the “Series D Warrants,” and collectively with the Series C Warrants, the “New Warrants”) to purchase an aggregate of 2,246,030 shares of common stock. Each New Warrant has an exercise price equal to $1.61 per share, subject to adjustment as provided in the New Warrants. The Series C Warrants were exercisable upon issuance and expire on the six-month anniversary of the date of issuance. The Series D Warrants were exercisable upon issuance and expire on the five-year anniversary of the date of issuance. During the quarter ended December 31, 2024, we received net proceeds of approximately $2.6 million from the warrant inducement offering.

World Unrest

World unrest due to wars and terrorist attacks have led to economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, at times, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates. Market conditions may prevent us from accessing the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” as of and for the years ended December 31, 2024 and 2023 included elsewhere in this Report. As of December 31, 2024, there have been no material changes to our significant accounting policies and estimates.

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

Contract liabilities - deferred revenue

Our contract liabilities consist of advance customer payments and deferred revenue. We classify advance customer payments and deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. As of December 31, 2024 and 2023, contract liabilities were in a current position and included in deferred revenue.

Deferred tax valuation allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets, which we show on our consolidated balance sheet under the category of other assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. We believe that utilization of our net operating loss and tax credit carryforwards, which comprise the majority of our deferred tax assets, may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. See Note 8 to the consolidated financial statements in Item 15 of this report for an additional description of these limitations.

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

Stock-based compensation

We recognize stock-based compensation for equity awards on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. We estimate the value of employee stock options on the date of grant using the Black-Scholes option pricing model. The determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price. The fair value of restricted stock awards, restricted stock units, and performance-based restricted stock units is based on the closing price of the Company’s common stock on the date of grant.

Results of Operations

Net Revenue

	Years Ended December 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Product	$14,248	$12,853	$1,395	11%
Percentage of total net revenue	98%	93%

The following table details revenue by product category:

(amounts in thousands)	Years Ended December 31,		Year-Over-Year
Product category	2024	2023	change
Memory ICs	$12,914	$8,446	4,468
mmWave ICs	302	2,726	(2,424)
mmWave modules	1,007	1,677	(670)
mmWave other products	25	4	21
	$14,248	$12,853	$1,395

Product revenue increased for 2024 compared with 2023 primarily due to the increase in shipments of our memory IC products due to the EOL we initiated in 2023. The increase in memory shipments was partially offset by a decrease in shipments of our mmWave products.

We expect sales of our mmWave products to increase from a volume and revenue perspective over the next 12 months, as we expect i) an increase in orders from existing customers, which appear to have reduced inventory levels that had increased due to the worldwide inventory correction and ii) new customers to commence production during 2025.

	Years Ended December 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Royalty and other	$325	$896	$(571)	(64)%
Percentage of total net revenue	2%	7%

Royalty and other revenue includes royalty, non-recurring engineering services and license revenues. The decrease in royalty and other revenue for 2024 compared with 2023 was due to a decrease in non-recurring engineering services revenue related to our mmWave technology combined with a decrease in royalties from licensees of our memory technology, which were impacted by the same factors that produced our EOL.

Cost of Net Revenue and Gross Profit

	Years Ended December 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Cost of net revenue	$7,040	$11,877	$(4,837)	(41)%
Percentage of total net revenue	48%	86%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including amortization of certain intangible assets and depreciation of production-related fixed assets.

Cost of net revenue decreased for 2024 compared with 2023, primarily due to product mix, as sales of our memory IC products increased, and a reduction in inventory write-down charges. Our memory products generate higher margins than our mmWave products, for which we experienced reduced sales during 2024. Inventory write-down charges declined by $3.1 million from $3.5 million recorded in 2023 to $0.4 million recorded in 2024. The write-downs were primarily attributable to inventory identified as excess and obsolete based on inventory expiration and customer forecasts. If our utilization of inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory write-downs may be required.

	Years Ended December 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Gross profit	$7,533	$1,872	$5,661	302%
Percentage of total net revenue	52%	14%

Gross profit increased for 2024 compared with 2023 primarily due to product mix, specifically the increase in memory IC shipments and reduction in mmWave product shipments combined with a $3.1 million decrease in inventory write-down charges in 2024 compared with 2023. During the year ended December 31, 2024, we recorded revenue of approximately $139,000 from inventory that had been written down in prior periods.

Research and Development (R&D)

	Years Ended December 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Research and development	$9,232	$14,398	$(5,166)	(36)%
Percentage of total net revenue	63%	105%

Our R&D expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for 2024 compared with 2023 was primarily due to reduced salary and consulting costs. During 2023 and 2024 we implemented workforce reductions, as well as targeted reductions in certain longer-term research and development projects.

We expect that total R&D expenses will increase during 2025 compared with 2024, as a result of continued development of our mmWave products and headcount additions to support anticipated increased customer activity.

Selling, General and Administrative (SG&A)

	Years Ended December 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
SG&A	$8,673	$8,505	$168	2%
Percentage of total net revenue	60%	62%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of certain intangible assets.

The increase for 2024 compared with 2023 was primarily attributable to increased consulting and professional services costs and increased amortization of purchased intangible assets for customer relationships, as we reduced the estimated life of these intangibles during 2023. These increases were partially offset by the impact of headcount reductions initiated in 2023, including the elimination of certain employee and consulting positions and reductions of other discretionary operating expenses during 2023.

We expect that total SG&A expense will remain flat or slightly increase during 2025 compared with 2024 as we continue to secure new customers for and continue to invest in the development of our products.

Severance and Software License Obligations

	Years Ended December 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Severance and software license obligations	$2,063	$-	$2,063	0%
Percentage of total net revenue	14%	0%

In November 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. During the six months ended June 30, 2024, we determined that we would not recall any of the 11 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result, we recorded severance charges of approximately $0.4 million for the year ended December 31, 2024.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the year ended December 31, 2024, we expensed $1.6 million for the value of the remaining contractual liabilities.

Gain on license and asset sale

	Years Ended December 31,		Year-Over-Year Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Gain on license and asset sale	$-	$(406)	$406	(100)%
Percentage of total net revenue	0%	-3%

On August 5, 2022, we entered into a Technology License and Patent Assignment Agreement (the Intel Agreement) with Intel Corporation (Intel). As consideration, Intel paid us $3,062,500 in August 2022 and $437,500 (the Holdback) in January 2023 upon the satisfaction by us of certain release criteria set forth in the Intel Agreement regarding the Licensed Technology. We determined that the license and asset sale did not qualify as a sale of a business, but as a sale of a non-financial asset, with the resultant gain recorded as income from operations.  In January 2023, upon receipt of the Holdback, we recognized a gain, net of transaction costs, which was recorded as a reduction of operating expenses in the consolidated statements of operations.

Liquidity and Capital Resources; Changes in Financial Condition

At December 31, 2024, we had cash and cash equivalents totaling $3.3 million compared with cash, cash equivalents and investments of $1.6 million as of December 31, 2023.

In 2024, we used $4.6 million in cash from operating activities, which primarily resulted from our net loss of $10.7 million, adjusted for non-cash charges and gains, including stock-based compensation expenses of $3.6 million, depreciation and amortization expenses of $3.9 million and $0.4 million in inventory write-downs, partially offset by a $1.7 million non-cash gain on the change in fair value of warrant liabilities and $0.1 million of changes to operating assets and liabilities.

In 2023, we used $4.7 million in cash from operating activities, which primarily resulted from our net loss of $16.8 million and changes to operating assets and liabilities of approximately $2.8 million, adjusted for non-cash charges and gains, including stock-based compensation expenses of $5.2 million, depreciation and amortization expenses of $3.8 million, $3.6 million in inventory write-downs and $0.3 million of asset impairment charges, partially offset by a $3.5 million non-cash gain on the change in fair value of warrant liability and $0.1 million of other changes. The changes in assets and liabilities primarily related to the timing of the collection of receivables from customers, payments to vendors and increases in inventory balances.

In 2024, no cash was provided by or used in investing activities.

In 2023, net cash provided from investing activities of $1.0 million represented $1.1 million of proceeds from maturities and sales of short-term investments, partially offset by $0.1 million of purchases of fixed assets.

In 2024, net cash provided by financing activities of $6.3 million primarily comprised $3.5 million in net proceeds from a public offering of our common stock and common stock purchase warrants in February 2024, $2.6 million in net proceeds from a warrant inducement offering in November 2024, a $0.1 million sale of unregistered stock, and $0.3 million of net proceeds from sales under our at-the market offering program. The proceeds were partially offset by $0.1 million of repayments of finance lease liabilities.

In 2023, net cash provided by financing activities was $3.4 million and consisted of $3.6 million in net proceeds from a registered direct offering of our common stock and common stock purchase warrants completed in June 2023, partially offset by taxes paid to net share settle equity awards and repayment of finance lease liabilities.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including:

●	level of revenue;

●	cost, timing and success of technology development efforts;

●	inventory levels, as supply chain disruption has required us to maintain higher inventory levels and place purchase orders with our suppliers longer into the future, which exposes us to additional inventory risk;

●	timing of product shipments, which may be impacted by supply chain disruptions;

●	length of billing and collection cycles, which may be impacted in the event of a global recession or economic downturn;

●	fabrication costs, including mask costs, of any new ICs that we develop;

●	variations in manufacturing yields, material lead time and costs and other manufacturing risks;

●	costs of acquiring other businesses and integrating the acquired operations; and

●	profitability of our business.

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory. At December 31, 2024, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $3.1 million.

Going Concern - Working Capital

We incurred net losses of approximately $10.7 million and $16.8 million for the years ended December 31, 2024 and 2023, respectively, and we had an accumulated deficit of approximately $177.1 million as of December 31, 2024. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through loans, offerings of common stock and warrants and issuances of convertible notes.

We expect to continue to incur operating losses during 2025, as we will cease shipments of our memory products after March 2025 and continue to secure new customers for and continue to invest in the development of our products. Further, we expect our cash expenditures to continue to exceed receipts for at least the next 12 months, as our revenues will not be sufficient to offset our operating expenses. We believe that our existing cash and cash equivalents as of December 31, 2024 will enable us to meet our capital needs through at least the second quarter of 2025.

We will need to increase revenues beyond the levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these consolidated financial statements. The consolidated financial statements presented in Item 8 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If we are unsuccessful in these efforts, we will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities. As further discussed in Note 10 to the consolidated financial statements, in November 2024, we entered into a warrant inducement offering for net proceeds of approximately $2.6 million. Additionally, on August 30, 2024, we entered into the Sales Agreement with Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program. Further, during 2023 and 2024, we implemented reductions in our workforce and eliminated 19 full-time equivalent positions. These cost reduction actions were intended to preserve cash, as we kept capital expenditures to minimum levels in order to reduce operating costs and our short-term cash needs.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our consolidated financial statements for the years ended December 31, 2024 or 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our directors and certain information about each of them are set forth below.

Name	Age	Position(s) with the Company
Ronald Glibbery	63	Chief Executive Officer and Director
Daniel Lewis	75	Director
Ian McWalter(1)(2)	73	Director
Andreas Melder(1)(2)	66	Director
Robert Y. Newell(1)(2)	76	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

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

Daniel Lewis. Mr. Lewis, who is currently retired, has served as a member of the board of directors since September 2017. He served as our Vice President, General Manager of Memory Products from April 2022 until his retirement in December 2022. Mr. Lewis previously served as our President from August 2018 until April 2022 and chief executive officer from August 2018 until the business combination with Peraso Tech in December 2021. Before joining MoSys, Mr. Lewis served as the managing member and an owner of GMS Manufacturing Solution LLC, a firm focused on providing engineering services to manufacturing companies. He previously held various executive and leadership roles at View Box Group, Xicor, Integrated Device Technology, Accelerant Networks, Intel Corporation, Zilog and Digital Equipment Corporation. Mr. Lewis holds a B.S. in Electrical Engineering from the University of Michigan. We believe that Mr. Lewis’s qualifications to serve on the board of directors include his service as an officer of ours and his extensive business experience, having held senior management positions at several companies in the semiconductor, computer and networking industries, which brings strategic and operational insight to the board of directors.

Ian McWalter. Dr. McWalter, who is currently retired, was appointed to our board of directors in December 2021. From 2006 to 2024, he served as a member of the board of directors for Evertz Technologies Limited, a TSX-listed manufacturer of video and audio infrastructure solutions for television, telecom and new-media industries. From 2010 to 2023, Dr. McWalter served as chairman of the board of directors of GaN Systems, a developer of power semiconductors, which was acquired by Infineon Technologies AG in 2023. Dr. McWalter served as the president and chief executive officer of CMC Microsystems from 2007 until 2018. Prior to this role, Dr. McWalter was chief executive officer of Toumaz Technology. Before joining Toumaz, Dr. McWalter spent 15 years at Gennum Corporation, including five years as president and chief executive officer from 2000 to 2005. Previously, he held management and technical positions at Bell Northern Research Ltd., the research and development arm of Northern Telecom and Bell Canada, and Plessey Semiconductors. Dr. McWalter was awarded a B.Sc. in physics and a Ph.D. in Electrical Engineering from the Imperial College of Science and Technology in London, England. We believe that Dr. McWalter’s qualifications to serve on the board of directors include his extensive general management and technical expertise in the semiconductor industry, as well as his experience as a chief executive officer and his experience serving as a director on public-company boards of directors.

Andreas Melder. Mr. Melder was appointed to our board of directors in December 2021. He is a veteran technology executive in the semiconductor, communications and consumer electronics industries. In January 2022, Mr. Melder co-founded Cercle.ai, an AI technology company focused on advancing healthcare for women,and currently serves on its board of directors. Previously, he served as vice president of business development at Gigle Networks, which was acquired in 2011 by Broadcom, where he continued to serve in executive marketing roles. Prior to Broadcom, Mr. Melder served as senior vice president of sales, marketing and business development for Intellon, which was acquired by Atheros Communications, Inc., which was subsequently acquired by Qualcomm Inc. (Qualcomm), and held similar positions with Atheros and Qualcomm. Previously, he was founder and vice president of marketing and business development for Microtune, a designer of RF integrated circuits and subsystem modules, which was acquired by Zoran Semiconductor, and vice president of sales and marketing for Tripath, an audio controller company acquired by Etelos. Additionally, Mr. Melder was a senior executive for companies that were acquired by Broadcom, Cirrus Logic and RFMD. Mr. Melder earned a B.S. in Electrical Engineering/Business from Carnegie-Mellon University and a M.S. in Electrical Engineering and Operations Research from Southern Methodist University. We believe that Mr. Melder’s qualifications to serve on the board of directors include his extensive business experience, having held senior management positions at several companies in the semiconductor, computer and networking industries. Additionally, he brings additional operational, and fund-raising expertise, and business development, mergers and acquisitions and public markets experience.

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

The names of our executive officers and certain information about them are set forth either above or below, as the case may be:

Name	Age	Position(s) with the Company
Ronald Glibbery	63	Chief Executive Officer and Director
James Sullivan	56	Chief Financial Officer
Bradley Lynch	52	Chief Operating Officer
Mark Lunsford	67	Chief Revenue Officer
Alexander Tomkins	41	Chief Technology Officer

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

Compensation Committee

Ian McWalter, Andreas Melder and Robert Y. Newell are the current members of the Compensation Committee, and Dr. McWalter serves as the chair. The Compensation Committee is responsible for reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. Our Compensation Committee also has the principal responsibility for the administration of our equity plans. The responsibilities of our Compensation Committee are described in the Compensation Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.perasoinc.com.

Nominations Process

We do not have a nominating committee, as we are a small company and currently only have five directors. Instead of having such a committee, historically, our board of directors has appointed all of the independent directors on our board to search for and evaluate qualified individuals to become nominees for director and board committee members. The independent directors recommend candidates for nomination for election or reelection at each annual meeting of stockholders and, as necessary, to fill vacancies and newly created directorships, and evaluate candidates for appointment to and removal from committees. The independent directors operate in this capacity under authority granted by resolution of the board of directors, rather than by charter.

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

Compensation Committee Interlocks and Insider Participation

During 2024, none of our executive officers served as a member of the board of directors or Compensation Committee of any entity that had one or more of its executive officers serving as a member of our board of directors or Compensation Committee. Dr. McWalter and Messrs. Melder and Newell, the members of the Compensation Committee, were not officers or employees of ours during 2024 or at any other time.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 filed during 2024 (and any written representations to us by such persons), we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2024, except that Alexander Tomkins failed to timely file a Form 4 in June 2024 to report an open-market purchase of our common stock.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees and directors. The code of ethics is designed to deter wrongdoing and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosures in reports and documents submitted to the SEC and other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code and accountability for adherence to such code.

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

Insider Trading Policy, Employee, Officer, and Director Hedging

We have adopted an insider trading policy that governs the purchase, sale, and other dispositions of our securities by directors, officers, employees and other covered persons, which policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. As part of this policy, we prohibit all directors, officers or other employees from engaging in any short sales of our securities, transactions in puts, calls or other derivative securities on an exchange or in any other organized market and hedging transactions. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

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

The compensation received by our named executive officers is set forth in the Summary Compensation Table, below. For 2024, our named executive officers included Ronald Glibbery, our chief executive officer, James Sullivan, our chief financial officer and secretary, Bradley Lynch, our chief operating officer, and Mark Lunsford, our chief revenue officer.

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

We seek to have a balanced approach to executive compensation with each primary element of compensation (base salary, variable compensation and equity incentives) designed to play a specific role. Overall, we design our compensation programs to allow for the recruitment, retention and motivation of the key executives and high-level talent required in order for us to:

●	supply high-value and high-quality integrated circuit solutions to our current and prospective customer base;

●	achieve or exceed our annual financial plan and be profitable;

●	make continuous progression towards achieving our long-term strategic objectives to be a high-growth company with growing profitability; and

●	increase our share price to provide greater value to our stockholders.

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

In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. Our widespread use of long-term compensation, consisting of stock options and restricted stock units (the “RSUs”), focuses recipients on the achievement of our longer-term goals and conserves cash for other operating expenses. For example, the RSUs granted to our executives generally vest in increments over 36 months, while stock options granted to our executives generally vest over 36 months from the date of grant. The Compensation Committee does not believe that these awards encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the use of multi-year vesting schedules helps to align our employees’ interests even more closely with those of our long-term investors.

Base Salary

Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. The Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2024.

There were no changes to the annual base salaries of our executive officers in 2024.

Annual Incentive Compensation

There were no changes to the incentive compensation targets for our named executive officers in 2024.

Equity Awards

Although we do not have a mandated policy regarding the ownership of shares of common stock by officers and directors, we believe that granting equity awards to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. Our Amended and Restated Peraso Inc. 2019 Stock Incentive Plan, as amended (the “2019 Plan”), which was approved by our stockholders and became effective in August 2019, enables us to grant equity awards, as well as other types of stock-based compensation, to our executive officers and other employees. The Compensation Committee reviews and approves all equity awards granted under the 2019 Plan to the named executive officers. We grant equity awards to achieve retention and motivation:

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

Typically, when we hire an executive, the equity awards vest over a three-year period. The options granted to executives in connection with annual performance reviews typically vest monthly over a three-year period, and RSUs granted typically vest over a period of three years, as the Compensation Committee may decide. As matters of policy and practice, we grant stock options with an exercise price equal to fair market value, although the 2019 Plan allows us to use a different exercise price. In determining fair market value, we use the closing price of the common stock on the Nasdaq on the grant date.

Historically, no executive has been eligible for an annual performance grant until the employee has been employed for at least six months. Annual performance reviews are generally conducted in the first half of each fiscal year. Our CEO conducts the performance review of all other executives, and he makes his recommendations to the Compensation Committee. The Compensation Committee also reviews the CEO’s annual performance and determines whether he should receive additional equity awards. Aside from equity award grants in connection with annual performance reviews, we do not have a policy of granting additional awards to executives during the year. The board of directors and Compensation Committee have not adopted a policy with respect to setting the dates of award grants relative to the timing of the release of material non-public information. Our policy with respect to prohibiting insider trading restricts sales of shares during specified black-out periods, including at all times that our insiders are considered to possess material non-public information.

In determining the size of equity awards in connection with the annual performance reviews of our executives, the Compensation Committee takes into account the executive’s current position with and responsibilities to us, and current and past equity awards to the executive.

During 2024, we did not grant equity awards to any of our named executive officers.

Going forward, we intend to continue to evaluate and consider equity grants to our executives on an annual basis. We expect to consider potential equity awards for executives at the same time as we annually review our employees’ performance and determine whether to award grants for all employees.

Accounting and Tax Considerations

Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. Section 162(m) of the Internal Revenue Code, as amended (the “Code”), generally disallows a tax deduction to publicly-held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. The Tax Cuts and Jobs Act repealed the performance-based exception to the deduction limit for remuneration that is deductible in tax years commencing after December 31, 2017. However, certain remuneration is specifically exempt from the deduction limit under a transition rule to the extent that it is “performance-based,” as defined in Section 162(m) of the Code, and subject to a “written binding contract” in effect as of November 2, 2017 that is not later modified in any material respect. We endeavor to award compensation that will be deductible for income tax purposes, though other factors will also be considered. None of the compensation paid to our covered executive officers for the year ended December 31, 2024 that would be taken into account for purposes of Section 162(m) exceeded the $1 million limitation. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) of the Code and the regulations issued thereunder, including the uncertain scope of the transition relief under the Tax Cuts and Jobs Act, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) of the Code in fact will satisfy such requirements. Our Compensation Committee may authorize compensation payments that do not comply with the exemptions to Section 162(m) when we believe that such payments are appropriate to attract and retain executive talent.

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

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal years 2024 and 2023 for each of our named executive officers.

Name and principal position	Year	Salary ($)	Stock Option Awards ($)	Restricted Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Ronald Glibbery	2024	400,000	—	—	—	400,000
Chief Executive Officer	2023	400,000	—	—	—	400,000

James Sullivan	2024	305,000	—	—	—	305,000
Chief Financial Officer	2023	305,000	—	—	—	305,000

Bradley Lynch	2024	275,000	—	—	—	275,000
Chief Operating Officer	2023	275,000	—	—	—	275,000

Mark Lunsford	2024	275,000	—	—	—	275,000
Chief Revenue Officer	2023	275,000	—	—	—	275,000

GRANTS OF PLAN-BASED AWARDS

We did not grant plan-based awards in 2024 to any of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table and accompanying footnotes set forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2024.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date(1)	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)
Ron Glibbery	453	(2)	—	—	103.60	12/29/2025	—		—
	6,973	(2)	—	—	103.60	9/17/2030	—		—
	2,740	(2)	—	—	103.60	12/16/2031	—		—
James Sullivan	8	(3)	—	—	16,400.00	3/30/2025	—		—
	20	(4)	—	—	5,760.00	8/23/2026	—		—
	138	(5)	—	—	156.80	2/6/2029	—		—
	500	(6)	—	—	62.80	11/20/2029	—		—
Bradley Lynch	227	(2)	—	—	103.60	9/17/2030	—		—
	4,365	(2)	—	—	103.60	9/17/2030	—		—
	1,644	(2)	—	—	103.60	12/16/2031	—		—
Mark Lunsford	—		—	—	—	—	959	(7)	1,112	(8)

(1)	The standard option term is generally ten years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant.

(2)	The stock options were acquired on December 17, 2021 as consideration for the person’s securities of Peraso Technologies Inc., which we acquired by way of a reverse takeover.

(3)	The stock option was granted on March 30, 2015, and the shares subject to this option vested monthly over 48 months subject to continued service as an employee, director or consultant.

(4)	The stock option was granted on August 23, 2016, and the shares subject to this option vested monthly over 48 months subject to continued service as an employee, director or consultant.

(5)	The stock option was granted on February 6, 2019, and the shares subject to this option vested monthly over three years subject to continued service as an employee, director or consultant.

(6)	The stock option was granted on November 20, 2019, and the shares subject to this option vested monthly over three years subject to continued service as an employee, director or consultant.

(7)	The restricted stock unit award was granted on October 24, 2022, and the shares subject to this award vested one-third of the shares on October 15, 2023 and the remaining two-thirds vest on each semi-annual anniversary over a two-year period from the one-year anniversary of October 15, 2023, subject to continued employment.

(8)	The amount is calculated using the Company’s closing price on the Nasdaq of $1.16 per share of common stock on December 31, 2024.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth the number of shares acquired and aggregate dollar amount realized pursuant to the exercise of options and vesting of stock awards by our named executive officers during the year ended December 31, 2024.

Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Ronald Glibbery	—	—	1,668	2,177
James Sullivan	—	—	834	1,088
Bradley Lynch	—	—	625	816
Mark Lunsford	—	—	958	1,356

(1)	The aggregate dollar value realized upon vesting represents the closing price of a share of common stock on the Nasdaq at the date of vesting, multiplied by the total number of shares vested.

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

The information below describes the severance benefits payable to (i) Mr. Glibbery under his employment agreement and (ii) Messrs. Sullivan, Lynch and Lunsford under the Policy, as if such arrangements had been in effect and a Change-in-Control occurred on December 31, 2024, and the employment of each of our named executive officers was terminated without cause immediately following the Change-in-Control.

Name	Base Salary($)(1)	Incentive Plans($)(2)	Continuation of Benefits($)(3)	Stock Option Vesting($)(4)	Stock Award Vesting($)(5)	Total($)
Ronald Glibbery	800,000	300,000	11,840	—	—	1,111,840
James Sullivan	305,000	183,000	13,941	—	—	501,941
Bradley Lynch	275,000	137,500	5,920	—	—	418,420
Mark Lunsford	275,000	10,000	—	—	1,112	286,112

(1)	Represents cash severance payments based on the executive’s salary at December 31, 2024, in an amount equal to two years of base salary for Mr. Glibbery and one year of base salary for each of Messrs. Sullivan, Lynch and Lunsford.

(2)	For Mr. Glibbery, the amount represents payment of his annual target bonus amount. For Messrs. Sullivan and Lynch, the amounts represent each executive’s salary times 60% and 50%, respectively. For Mr. Lunsford, the amount represents the average of his annual performance incentive payments in the preceding three years.

(3)	Represents the aggregate amount of all premiums payable for the continuation of the executive’s health benefits for one or two years, as applicable, based on the amounts of such premiums at December 31, 2024.

(4)	The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change-in-Control. The intrinsic value per share would be calculated as the excess of the closing price of our common stock on the Nasdaq of $1.16 on December 31, 2024 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purposes of these calculations.

(5)	The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change-in-Control. The intrinsic value per share is considered as the closing price of our common stock on the Nasdaq of $1.16 on December 31, 2024.

If a Change-in-Control occurred on December 31, 2024, under the Policy, the following numbers of option and award shares would have vested immediately as a result of acceleration on December 31, 2024:

Name	Number of Accelerated Option and Award Shares
Ronald Glibbery	680
James Sullivan	—
Bradley Lynch	414
Mark Lunsford	959

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

Director Compensation

The following table summarizes the compensation earned by our non-employee directors in the year ended December 31, 2024:

Name	Fee Compensation ($)	Restricted Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Robert Y. Newell	45,000	775	—	45,775
Ian McWalter	44,000	775	—	44,775
Andreas Melder	40,000	775	—	40,775
Daniel Lewis	35,000	775	—	35,775

(1)

Messrs. Newell, McWalter, Melder and Lewis were each granted 500 restricted stock units on February 27, 2024. Award amounts reflect the aggregate grant date fair value as determined pursuant to FASB ASC Topic 718. For these restricted stock unit awards, the fair value is equal to the underlying value of the stock and is calculated using the closing price of our common stock on the award date. The actual value realized by a non-employee director related to restricted stock unit awards will depend on the market value of our common stock on the date the underlying stock is sold following vesting of the awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth certain information as of March 1, 2025 concerning the ownership of our common stock by:

●	each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);

●	each of our directors;

●	each of our executive officers; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of March 1, 2025 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 4,902,103 shares of our common stock and exchangeable shares outstanding as of March 1, 2025.

Unless otherwise stated, the business address of each of our directors and executive officers listed in the table is 2033 Gateway Place, Suite 500, San Jose, California 95110.

	Amount and Nature of Beneficial Ownership
Name and Principal Position	Number of Shares Beneficially Owned (Excluding Outstanding Options)(1)		Number of Shares Issuable on Exercise of Outstanding Options or Convertible Securities(2)		Percent of Class
Iroquois Capital Management, LLC	-	(3)	544,072	(3)	9.99%
Ionic Ventures, LLC	-	(4)	544,072	(4)	9.99%

Directors and Officers:
Ronald Glibbery	4,308		15,213		*
Daniel Lewis	3,792		1,875		*
Robert Y. Newell	3,447		494		*
Ian McWalter	104,497		494		2.1%
Andreas Melder	1,351		494		*
James Sullivan	1,893		6,223		*
Bradley Lynch	1,573		11,480		*
Alexander Tomkins	6,083		11,395		*
Mark Lunsford	1,217		6,514		*
All current directors and executive officers as a group (9 persons)	128,161		54,182		3.7%

*	Represents holdings of less than one percent.

(1)	Excludes shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of March 1, 2025.

(2)	Represents the number of shares subject to outstanding options, restricted stock units, convertible securities or other rights to acquire common stock that are exercisable within 60 days of March 1, 2025.

(3)	Based on information reported on a Schedule 13G/A filed with the SEC on February 14, 2025 by Iroquois Capital Management LLC (“Iroquois Capital”), Richard Abbe and Kimberly Page. The filing reflects that (i) Iroquois Capital, Mr. Abbe and Ms. Page share voting and dispositive power over 619,041 shares of common stock issuable upon exercise of warrants that are directly held by Iroquois Master Fund Ltd. (“Iroquois Master Fund”), and (ii) Mr. Abbe has sole voting and dispositive power over 1,761,910 shares of common stock issuable upon exercise of warrants directly held by Iroquois Capital Investment Group LLC (“ICIG”). The table above excludes 1,836,879 shares of common stock issuable upon exercise of the warrants because the warrants are subject to a 9.99% beneficial ownership blocker. Mr. Abbe shares authority and responsibility for the investments made on behalf of Iroquois Master Fund with Ms. Kimberly Page, each of whom is a director of the Iroquois Master Fund. As such, Mr. Abbe and Ms. Page may each be deemed to be the beneficial owner of all shares of common stock held by and underlying the warrants held by, Iroquois Master Fund. Iroquois Capital is the investment advisor for Iroquois Master Fund and Mr. Abbe is the President of Iroquois Capital. Mr. Abbe has the sole authority and responsibility for the investments made on behalf of ICIG. As such, Mr. Abbe may be deemed to be the beneficial owner of all shares of common stock held by and underlying the warrants held by, Iroquois Master Fund and ICIG. The principal business address for Iroquois Capital, Mr. Abbe and Ms. Page is 2 Overhill Road, Scarsdale, NY 10583.

(4)	Based on information available to the Company and information reported on a Schedule 13G/A filed with the SEC on November 14, 2024 by Ionic Ventures, LLC (“Ionic”), Ionic Management, LLC (“Ionic Management”), Brendan O’Neil and Keith Coulston, which each report shared voting and dispositive power with respect to the shares. The table above excludes 408,308 shares of common stock issuable upon exercise of Series A warrants because the warrants are subject to a 9.99% beneficial ownership blocker. Ionic has the power to dispose of and the power to vote the shares beneficially owned by it, which power may be exercised by its manager, Ionic Management. Each of the managers of Ionic Management, Mr. O’Neil and Mr. Coulston, has shared power to vote and/or dispose of the shares beneficially owned by Ionic and Ionic Management. The principal business address of Ionic, Ionic Management, Mr. O’Neil and Mr. Coulston is 3053 Fillmore St, Suite 256, San Francisco, CA 94123.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024 regarding equity compensation plans approved by our security holders. As of December 31, 2024, we had no awards outstanding under equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))(1)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	32,709	(2)	$130.14	1,544,181

(1)	Consists of shares of common stock available for future issuance under the 2019 Plan.

(2)	Consists of 921 shares of common stock subject to outstanding equity awards under the 2010 Plan, 5,906 shares of common stock subject to outstanding equity awards under the 2019 Plan and 25,882 of common stock subject to outstanding options assumed by us in connection with the business combination with Peraso Technologies Inc. that was completed in December 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Below we describe any transactions to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for each of the last two completed fiscal years and in which any of our directors, director nominees, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest since January 1, 2023.

A family member of one of our executive officers is employed by us. During the years ended December 31, 2024 and 2023, we paid approximately $113,800 and $111,400, respectively, to the employee.

Policies and Procedures for Review and Approval of Related Party Transactions

Pursuant to its charter, our Audit Committee has the responsibility to review and approve any transactions with a related party. In considering whether to approve any such transaction, the Audit Committee considers such factors as it deems appropriate, and generally focuses on whether the terms of the transaction are at least as favorable to us as terms we would receive on an arm’s-length basis from an unaffiliated third party and whether any such transaction might impair the independence of a director or present a conflict of interest for a director or executive officer. Each of the transactions described above that was required to be reviewed and approved by the Audit Committee in accordance with its charter was so reviewed and approved.

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

Item 14. Principal Accountant Fees and Services.

Weinberg & Co., P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2024 and 2023. The following table shows the fees billed (in thousands of dollars) to us by Weinberg for the financial statement audits and other services provided for fiscal 2024 and 2023.

	2024	2023
Audit Fees(1)	$205	$224
Audit-Related Fees(2)	94	12
Total(3)	$299	$236

(1)	Audit fees consisted of fees for professional services rendered for the audit of our annual consolidated financial statements, review of our quarterly financial statements and services normally provided in connection with statutory and regulatory filings.

(2)	Audit-related fees consisted of fees related to the issuance of SEC registration statements and sales of our securities under registration statements.

(3)	Weinberg did not provide any non-audit or other services other than those reported under “Audit Fees” and “Audit-Related Fees.”

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

(3) Exhibits:

Required exhibits are incorporated by reference or are filed with this Report.

		Reference
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Filed or Furnished Herewith
2.1**	Arrangement Agreement with Peraso Technologies Inc.	8-K	000-32929	2.1	September 15, 2021
2.2	First Amending Agreement dated October 21, 2021	8-K	000-32929	2.1	October 22, 2021
3.1	Restated Certificate of Incorporation of the Company	8-K	000-32929	3.6	November 12, 2010
3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company	8-K	000-32929	3.1	February 14, 2017
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on August 27, 2019	8-K	000-32929	3.1	August 27, 2019
3.1.3	Certificate of Amendment to Articles of Incorporation (Name Change)	8-K	000-32929	3.1	December 20, 2021
3.1.4	Certificate of Designation of Series A Special Voting Preferred Stock	8-K	000-32929	3.2	December 20, 2021
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 15, 2023	8-K	000-32929	3.1	December 19, 2023
3.2	Amended and Restated Bylaws of the Company	8-K	000-32929	3.1	November 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-43122	4.1	September 14, 2000
4.2	Description of the Registrant’s Securities					X
4.3*	Amended and Restated Peraso Inc. 2010 Equity Incentive Plan	S-8	333-229728	4.8	February 15, 2019
4.4*	Peraso Inc. Amended and Restated 2019 Stock Incentive Plan, as amended	S-8	333-285241	4.4	February 26, 2025
4.5*	Form of Agreement for Stock Option Grant pursuant to the Peraso Inc. Amended and Restated 2010 Equity Incentive Plan	S-8	333-168358	4.10	July 28, 2010
4.6*	Form of Notice of Grant of Stock Option Award and Agreement pursuant to the Peraso Inc. 2019 Stock Incentive Plan	S-8	333-234675	4.10	November 13, 2019
4.7*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Peraso Inc. 2019 Stock Incentive Plan	S-8	333-234675	4.13	November 13, 2019
4.8*	Amended Peraso Technologies Inc. 2009 Share Option Plan	S-8	333-262062	4.5	January 7, 2022
4.9	Form of Common Stock Purchase Warrant	8-K	000-32929	4.2	November 30, 2022
4.10	Form of Purchase Warrant	8-K	000-32929	4.2	June 2, 2023
4.11	Form of Placement Agent Warrant	8-K	000-32929	4.3	June 2, 2023
4.12	Form of Series A Warrant	S-1/A	333-276247	4.15	February 5, 2024
4.13	Form of Series B Warrant	S-1/A	333-276247	4.16	February 5, 2024
4.14	Form of Pre-Funded Warrant	S-1	333-276247	4.16	January 23, 2024
4.15	Form of Representative Warrant	S-1/A	333-276247	4.17	January 23, 2024
4.16	Form of Series C Warrant	8-K	000-32929	4.1	November 5, 2024

4.17	Form of Series D Warrant	8-K	000-32929	4.2	November 5, 2024
4.18	Form of Placement Agent Warrant	8-K	000-32929	4.3	November 5, 2024
10.1*	Employment Offer Letter Agreement between the Company and James Sullivan dated December 21, 2007	10-K	000-32929	10.26	March 17, 2008
10.2*	Change-in-control Agreement between the Company and James Sullivan dated January 18, 2008	10-K	000-32929	10.27	March 17, 2008
10.3*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)	10-K	000-32929	10.19	March 15, 2012
10.4	Form of Indemnification Agreement used from June 2012 to present	10-Q	000-32929	10.22	August 9, 2012
10.5*	Executive Change-in-Control and Severance Policy	SC TO-I	005-78033	99.(D)(7)	July 26, 2016
10.6	Intercompany Services Agreement	8-K	000-32929	10.2	December 20, 2021
10.7*	Employment Agreement (Ronald Glibbery)	8-K	000-32929	10.3	December 20, 2021
10.8*	Employment offer letter agreement between the Company and Mark Lunsford dated October 4, 2022	10-K	000-32929	10.17	March 29, 2023
10.9*	Employment Agreement (Brad Lynch)	10-K	000-32929	10.18	March 29, 2023
10.10*	Employment Agreement (Alexander Tomkins)	10-K	000-32929	10.19	March 29, 2023
10.11*	Amendment to offer of employment between the Company and James Sullivan dated April 15, 2022	10-Q	000-32929	10.2	August 15, 2022
10.12*	Amendment to employment agreement between Peraso Technologies Inc. and Brad Lynch dated April 15, 2022	10-Q	000-32929	10.3	August 15, 2022
10.13*	Amendment to offer of employment between the Company and Alex Tomkins dated April 19, 2023	S-1	333-272729	10.21	June 16, 2023
10.14*	Amendment to offer of employment between the Company and Ronald Glibbery dated April 19, 2023	S-1	333-272729	10.22	June 16, 2023
10.15*	Second Amendment to offer of employment between the Company and Brad Lynch dated April 19, 2023	S-1	333-272729	10.23	June 16, 2023
10.16*	Technology License and Patent Assignment Agreement By and Between Intel Corporation and the Company dated August 5, 2022	10-Q	000-32929	10.1	November 14, 2022
10.17**	Form of Securities Purchase Agreement	8-K	000-32929	10.1	November 30, 2022
10.18**	Form of Registration Rights Agreement	8-K	000-32929	10.2	November 30, 2022
10.19	Form of Securities Purchase Agreement	8-K	000-32929	10.1	June 2, 2023
10.20**	Form of Registration Rights Agreement	8-K	000-32929	10.2	June 2, 2023
10.21	First Amendment to Executive Change-in-Control and Severance Policy	10-Q	000-32929	10.23	May 13, 2021
10.22*	Amendment No. 1 to Peraso Inc. Common Stock Purchase Warrant	8-K	000-32929	10.3	June 2, 2023
10.23	Underwriting Agreement, dated February 6, 2024, by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	000-32929	1.1	February 9, 2024
10.24	Form of Lock-Up Agreement	S-1	333-276247	10.30	January 23, 2024
10.25	Warrant Agency Agreement, dated February 8, 2024, by and between the Company and Equiniti Trust Company, LLC	8-K	000-32929	10.2	February 9, 2024

10.26	Stock Purchase Agreement dated as of June 11, 2024	8-K	000-32929	10.1	June 13, 2024
10.27	Amendment to the Warrant Agency Agreement dated February 8, 2024 by and between Peraso Inc. and Equiniti Trust Company, LLC, as Warrant Agent, dated August 6, 2024	8-K	000-32929	10.1	August 7, 2024
10.28	At The Market Offering Agreement, dated August 30, 2024, by and between Peraso Inc. and Ladenburg Thalmann & Co. Inc.	8-K	000-32929	10.1	August 30, 2024
10.29	Amendment #2 to the Warrant Agency Agreement dated February 8, 2024 by and between Peraso Inc. and Equiniti Trust Company, LLC, as Warrant Agent, dated October 3, 2024	8-K	000-32929	10.1	October 4, 2024
10.30	Form of Inducement Letter	8-K	000-32929	10.1	November 5, 2024
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries	10-K	000-32929	21.1	March 29, 2023
23.1	Consent of Independent Registered Public Accounting Firm-Weinberg & Co., P.A.					X
24.1	Power of Attorney (see signature page)					X
31.1	Rule 13a-14 Certification					X
31.2	Rule 13a-14 Certification					X
32	Section 1350 Certification					X
97.1	Company Clawback Policy	10-K	000-32929	97.1	March 29, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	Management contract, compensatory plan or arrangement.

**	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2025.

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

Signature	Title	Date

/s/ Ronald Glibbery	Chief Executive Officer and Director	March 28, 2025
Ronald Glibbery	(principal executive officer)

/s/ James Sullivan	Chief Financial Officer
James Sullivan	(principal financial and accounting officer)	March 28, 2025

/s/ Daniel Lewis	Director	March 28, 2025
Daniel Lewis

/s/ Ian McWalter	Director	March 28, 2025
Ian McWalter

/s/ Andreas Melder	Director	March 28, 2025
Andreas Melder

/s/ Robert Y. Newell	Director	March 28, 2025
Robert Y. Newell

PERASO INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Peraso Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Peraso Inc. (the “Company”) and subsidiaries as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2024, the Company incurred a net loss and utilized cash in operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Issuance of warrants during the period

As described in Note 9 to the consolidated financial statements, during the year ended December 31, 2024, the Company issued certain pre-funded warrants and common stock warrants in various financing transactions. The warrants were evaluated under both ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), to determine whether such instruments should be classified within equity or as liabilities.

We identified the accounting for the issuance of the Pre-Funded Warrants and Common Stock Warrants as a critical audit matter because of the complexity in applying the accounting framework and the significant judgements made by management in the determination of the classification of these instruments. This required especially challenging and complex auditor’s judgment due to the nature and extent of the effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Inspecting the agreements related to the Pre-Funded and Common Stock Warrants to identify relevant terms and conditions that affect whether the warrants required liability accounting treatment.

●	Obtaining and assessing the Company’s technical accounting analysis to evaluate whether the Company had considered those key terms and conditions and whether management’s conclusions related to the accounting treatment of these warrants were reasonable.

●	Utilizing personnel with specialized knowledge and skill in the relevant technical accounting guidance to evaluate the appropriateness of the Company’s application of the relevant technical accounting guidance in determining whether the Pre-Funded and Common Stock Warrants require liability accounting treatment.

We have served as the Company’s auditor since 2020.

/s/ Weinberg & Company

Los Angeles, California

March 28, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$3,344	$1,583
Accounts receivable, net	682	731
Inventories, net	2,079	2,606
Prepaid expenses and other	188	620
Total current assets	6,293	5,540

Property and equipment, net	512	1,156
Right-of-use lease assets	267	615
Intangible assets, net	13	3,280
Other	121	123
Total assets	$7,206	$10,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,036	$2,448
Accrued expenses and other	1,987	611
Deferred revenue	341	1,105
Short-term lease liabilities	139	370
Total current liabilities	3,503	4,534

Long-term lease liabilities	182	349
Warrant liabilities	55	1,748
Total liabilities	3,740	6,631
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized, issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 4,474 shares and 673 shares issued and outstanding at December 31, 2024 and 2023, respectively	3	1
Exchangeable shares, no par value; unlimited shares authorized; 60 shares and 95 shares outstanding at December 31, 2024 and 2023, respectively	—	—
Issuable shares, 917 shares at December 31, 2024	1,193	—
Additional paid-in capital	179,390	170,474
Accumulated deficit	(177,120)	(166,392)
Total stockholders’ equity	3,466	4,083
Total liabilities and stockholders’ equity	$7,206	$10,714

The accompanying notes are an integral part of these consolidated financial statements.

PERASO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 31,
	2024	2023
Net revenue
Product	$14,248	$12,853
Royalty and other	325	896
Total net revenue	14,573	13,749
Cost of net revenue	7,040	11,877
Gross profit	7,533	1,872
Operating expenses
Research and development	9,232	14,398
Selling, general and administrative	8,673	8,505
Severance and software license obligations	2,063	—
Gain on license and asset sale	—	(406)
Total operating expenses	19,968	22,497
Loss from operations	(12,435)	(20,625)
Interest expense	(10)	(21)
Change in fair value of warrant liabilities	1,693	3,493
Other income, net	24	358
Net loss	$(10,728)	$(16,795)

Net loss per share
Basic and diluted	$(3.57)	$(26.00)

Shares used in computing net loss per share
Basic and diluted	3,002	646

The accompanying notes are an integral part of these consolidated financial statements.

PERASO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series A Special Voting								Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	—	$—	357	$—	—	$—	228	$—	$164,879	$(25)	$(149,597)	$15,257
Exchange of exchangeable shares	—	—	133	1	—	—	(133)	—	(1)	—	—	—
Issuance of common stock under stock plans, net of taxes paid related to net share settlements of restricted stock units	—	—	12	—	—	—	—	—	(49)	—	—	(49)
Sale of common stock and warrants	—	—	56	—	—	—	—	—	3,548	—	—	3,548
Issuance of common stock upon exercise of warrants	—	—	115	—	—	—	—	—	46	—	—	46
Initial recognition of fair value of warrant liability	—	—	—	—	—	—	—	—	(3,162)	—	—	(3,162)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	25	—	25
Stock-based compensation	—	—	—	—	—	—	—	—	5,213	—	—	5,213
Net loss	—	—	—	—	—	—	—	—	—	—	(16,795)	(16,795)
Balance as of December 31, 2023	—	—	673	1	—	—	95	—	170,474	—	(166,392)	4,083
Shares issued for reverse stock split	—	—	51	—	—	—	—	—	—	—	—	—
Exchange of exchangeable shares	—	—	35	—	—	—	(35)	—	—	—	—	—
Issuance of common stock under stock plans, net of taxes paid related to net share settlements of restricted stock units	—	—	7	—	—	—	—	—	(6)	—	—	(6)
Sale of common stock and warrants, net	—	—	562	—	—	—	—	—	3,431	—	—	3,431
Issuance of common stock and warrants from warrant inducement offering, net	—	—	1,329	—	917	1,193	—	—	1,389	—	—	2,582
Sale of common stock	—	—	100	—	—	—	—	—	127	—	—	127
Issuance of common stock upon exercise of pre-funded warrants	—	—	1,425	2	—	—	—	—	—	—	—	2
At-the market sales of stock, net	—	—	252	—	—	—	—	—	333	—	—	333
Shares issued for services	—	—	40	—	—	—	—	—	54	—	—	54
Stock-based compensation	—	—	—	—	—	—	—	—	3,588	—	—	3,588
Net loss	—	—	—	—	—	—	—	—	—	—	(10,728)	(10,728)
Balance as of December 31, 2024	—	$—	4,474	$3	917	$1,193	60	$—	$179,390	$—	$(177,120)	$3,466

The accompanying notes are an integral part of these consolidated financial statements.

PERASO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,728)	$(16,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,911	3,811
Stock-based compensation	3,588	5,213
Change in fair value of warrant liabilities	(1,693)	(3,493)
Inventory write-down	359	3,558
Shares issued for services	54	—
Allowance for bad debt	(2)	(154)
Accrued interest on debt obligation	(10)	(22)
Impairment of intangible assets and property and equipment	—	349
Other	3	3
Changes in assets and liabilities
Accounts receivable	51	2,667
Inventories	168	(816)
Prepaid expenses and other assets	432	595
Accounts payable	(1,412)	604
Right-of-use assets	348	670
Lease liabilities - operating	(260)	(447)
Accrued expenses and other	1,376	(1,206)
Deferred revenue	(764)	773
Net cash used in operating activities	(4,579)	(4,690)
Cash flows from investing activities:
Purchases of property and equipment	—	(94)
Proceeds from maturities of marketable securities	—	1,100
Net cash provided by investing activities	—	1,006
Cash flows from financing activities:
Proceeds from at-the-market sales of stock, net	333	—
Proceeds from warrant inducement, net	2,582	—
Proceeds from sale of common stock and warrants, net	3,559	3,595
Repayment of financing lease	(128)	(107)
Taxes paid to net share settle equity awards	(6)	(49)
Net cash provided by financing activities	6,340	3,439
Net decrease in cash and cash equivalents	1,761	(245)
Cash and cash equivalents at beginning of year	1,583	1,828
Cash and cash equivalents at end of year	$3,344	$1,583

Supplemental disclosure:
Noncash investing and financing activities:
Initial recognition of warrant liability	$—	$3,162
Recognition of right-of-use assets and lease liabilities	$—	$138
Unrealized loss on available-for-sale securities	$—	$(26)

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

Liquidity and Going Concern

The Company incurred net losses of approximately $10.7 million and $16.8 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of approximately $177.1 million as of December 31, 2024. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of common stock and issuance of convertible notes and loans to investors and affiliates. As disclosed in Note 9, in February 2024, the Company completed a public offering of its common stock and warrants for net proceeds of $3.4 million, and, in November 2024, the Company entered into a warrant inducement offering for net proceeds of approximately $2.6 million.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on December 31 of each calendar year. Certain prior year amounts have been reclassified for consistency with the current-period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

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

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records write-downs for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional adjustments to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded write-downs of inventory of approximately $359,000 and $3,558,000 during the years ended December 31, 2024 and 2023, respectively.

Property and Equipment

Property and equipment are originally recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to six years. Depreciation is recorded in cost of sales and operating expenses in the consolidated statements of operations. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term, and related amortization is recorded in operating expenses in the consolidated statements of operations.

Intangible and Long-lived Assets

Intangible assets are recorded at cost and amortized on a straight-line method over their estimated useful lives of three to ten years. Amortization of developed technology and other intangibles directly related to the Company’s products is included in cost of net revenue, while amortization of customer relationships and other intangibles not associated with the Company’s products is included in selling, general and administrative expenses in the consolidated statements of operations.

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

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Intangible assets subject to amortization, including those acquired in business combinations were as follows (amounts in thousands):

	December 31, 2024
	Gross			Net
	Carrying	Accumulated	Other	Carrying
	Amount	Amortization	Impairment	Amount
Developed technology	$5,726	$(5,726)	$—	$—
Customer relationships	2,556	(2,556)	—	—
Other	186	(67)	(106)	13
Total	$8,468	$(8,349)	$(106)	$13

	December 31, 2023
	Gross			Net
	Carrying	Accumulated	Other	Carrying
	Amount	Amortization	Impairment	Amount
Developed technology	$5,726	$(3,471)	$—	$2,255
Customer relationships	2,556	(1,550)	—	1,006
Other	186	(61)	(106)	19
Total	$8,468	$(5,082)	$(106)	$3,280

Developed technology primarily consisted of MoSys’ products that had reached technological feasibility and primarily related to its memory semiconductor products and technology. The value of the developed technology was determined by discounting estimated net future cash flows of these products. Amortization related to developed technology of $2.3 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively, was included in cost of net revenue in the consolidated statements of operations.

Customer relationships relate to the Company’s ability to sell existing and future versions of its products to MoSys’ customers existing at the time of the arrangement. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer relationships. Amortization related to customer relationships of $1.0 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively, was included in selling, general and administrative expense in the consolidated statements of operations.

During 2023, the Company revised the remaining estimated life for its developed technology and customer relationship intangible assets to 18 months as a result of the end-of-life of its memory products (see Note 14).

Other amortization expense was approximately $6,000 and $28,000 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, estimated future amortization expense related to intangible assets is expected to be (in thousands):

Year ending December 31,
2025	$6
2026	6
2027	1
$13

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of December 31, 2024 and 2023, contract liabilities were in a current position and included in deferred revenue.

During the year ended December 31, 2024, the Company recognized approximately $1,040,000 of revenue that had been included in deferred revenue as of December 31, 2023.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were not significant for the years ended December 31, 2024 and 2023.

Research and Development

Engineering costs are recorded as research and development expense in the period incurred.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees. The Company accounts for such grants based on ASC No. 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (Black Scholes) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black Scholes model. The assumptions used in the Black Scholes model could materially affect compensation expense recorded in future periods. The fair value of restricted stock awards, restricted stock units, and performance-based restricted stock units is based on the closing price of the Company’s common stock on the date of grant.

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	December 31,
	2024	2023
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	30	36
Unvested restricted common stock units	3	15
Warrants classified as equity	8,770	—
Warrants classified as liabilities	235	242
Total	9,084	339

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2023 tax years generally remain subject to examination by U.S. federal and state tax authorities, and the 2020 through 2023 tax years generally remain subject to examination by foreign tax authorities.

At December 31, 2024, the Company did not have any material unrecognized tax benefits nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits as income tax expense and penalties related to unrecognized tax benefits as other income and expense. During the years ended December 31, 2024 and 2023, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Comprehensive loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2024 and 2023, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and it requires retrospective application to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 as of December 31, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, but it has resulted in additional disclosures within the footnotes to the consolidated financial statements (see Note 7).

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU No. 2023-09 to have a material impact on its consolidated financial statements.

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

Note 2: Fair Value of Financial Instruments

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 and the basis for that measurement (in thousands):

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liability	$55	$—	$—	$55

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liability	$1,748	$—	$—	$1,748

(1)	Included in cash and cash equivalents

The following table represents the Company’s determination of fair value for its financial assets (cash equivalents and investments) (in thousands):

	December 31, 2024
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,344	$—	$—	$3,344

	December 31, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,583	$—	$—	$1,583

Note 3. Balance Sheet Detail

	December 31,
	2024	2023
	(in thousands)
Inventories:
Raw materials	$627	$209
Work-in-process	473	1,517
Finished goods	979	880
	$2,079	$2,606

Prepaid expenses and other:
Prepaid inventory and production costs	$9	$452
Prepaid insurance	41	37
Prepaid software	39	67
Other	99	64
	$188	$620

Property and equipment, net:
Machinery and equipment	$4,848	$4,848
Computer equipment and software	377	377
Furniture and fixtures	93	93
Leasehold improvements	428	428
Total property and equipment	5,746	5,746
Less: Accumulated depreciation and amortization	(5,234)	(4,590)
	$512	$1,156

During the year ended December 31, 2023, the Company wrote off assets with a book value of approximately $243,000 to depreciation expense as a loss on disposal. The net book value of assets written off was allocated between cost of net revenue of $116,000 and the remaining book value of $127,000 was charged to operating expenses.

	December 31,
	2024	2023
	(in thousands)
Accrued Expenses & Other:
Accrued wages and employee benefits	$457	$405
Professional fees, legal and consulting	223	158
Software license obligations	1,118	—
Severance benefits	118	—
Warranty accrual	34	37
Other	37	11
	$1,987	$611

Note 4. Severance and Software License Obligations

In November 2023, the Company implemented an employee lay-off and terminated certain consulting positions (the Reductions) to reduce operating expenses and cash burn, as the Company prioritized business activities and projects that it believes will have a higher return on investment. As part of the Reductions, the Company implemented a temporary lay-off that impacted 16 employees (the Employees) of Peraso Tech. During the six months ended June 30, 2024, the Company determined that it would not recall any of the 11 Employees that remained on the Company’s payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result of the termination of the Employees’ employment, the Company recorded severance charges of approximately $446,000 during the six months ended June 30, 2024. As of December 31, 2024, there were remaining severance liabilities of approximately $118,000, which are expected to be paid through October 2025.

As a result of the decision to not recall the Employees, the Company determined that it was probable that a number of its non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, the Company accrued the value of the remaining contractual liabilities of approximately $1,617,000, which are expected to be paid through September 30, 2025. As of December 31, 2024, the remaining contractual liabilities of approximately $0.8 million and $0.2 million are included in accrued expenses and other and accounts payable, respectively.

Note 5. Commitments and Contingencies

Leases

The Company has operating leases for its corporate headquarters facility in San Jose, California and facilities in Toronto and Markham, Ontario, Canada and recognizes lease expense on a straight-line basis over the respective lease terms.

In November 2023, the Company renewed the San Jose facility lease for a one-year term, which commenced January 15, 2024 (the Renewal Term), and, effective with the commencement of the Renewal Term, the Company ceased accounting for the lease under ASC 842. The Company did not renew the lease upon the expiration of the Renewal Term.

In December 2023, the Company renewed the Toronto office lease for a reduced amount of square footage for a one-year term, which commenced January 1, 2024. Upon the renewal of the Toronto lease in December 2023, the Company recognized a right-of-use asset of approximately $137,700. The discount rate used to measure the lease assets and liabilities for the renewal was 8%. In December 2024, the Company renewed the Toronto office lease for a one-year term, which commenced January 1, 2025, and the Company ceased accounting for the lease under ASC 842.

In May 2022, the Company entered into a lease for the facility in Markham with a 60-month term, which commenced June 21, 2022. The initial right-of-use asset and corresponding liability of approximately CAD$1.0 million for the Markham facility lease were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities was 8%. The Markham landlord also provided a lease incentive of approximately CAD$286,200 (the Incentive). In 2023, the Company received payment of CAD$143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each year during the remaining lease term. During 2023, a credit of CAD$35,775 was made against the rent during the three months ended December 31, 2023. As of December 31, 2024, the pending Incentive to be received was CAD$71,510.

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

The following table provides the details of right-of-use assets and lease liabilities as of December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023
Right-of-use assets:
Operating leases	$213	$422
Finance leases	54	193
Total right-of-use assets	$267	$615
Lease liabilities:
Operating leases	$266	$525
Finance leases	55	194
Total lease liabilities	$321	$719

Future minimum payments under the leases at December 31, 2024 are listed in the table below (in thousands):

Year ending December 31,
2025	$158
2026	101
2027	94
Total future lease payments	353
Less: imputed interest	(32)
Present value of lease liabilities	$321

The following table provides the details of supplemental cash flow information (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$487	$674

Rent expense was approximately $0.7 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the years ended December 31, 2024 and 2023.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory. At December 31, 2024, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $3.1 million.

Note 6: Retirement Savings Plan

Effective January 1997, the Company adopted the Peraso 401(k) Plan (the Savings Plan), which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. No matching contributions were made by the Company during the years ended December 31, 2024 and 2023.

Note 7. Business Segments, Concentration of Credit Risk and Significant Customers

Segment Information

The Company determines its reporting units in accordance with ASC No. 280, Segment Reporting (ASC 280), as amended by ASU No. 2023-07. Management evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

The Company’s chief executive officer is the chief operating decision maker (CODM) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the consolidated financial results of the Company (see Note 7).

The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

The Company operates and manages its business as one reportable and operating segment as a fabless semiconductor company focused on the development and sale of millimeter wavelength wireless technology, or mmWave, semiconductor devices and antenna modules and performance of non-recurring engineering, or NRE, services and licensing of intellectual property, or IP. The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, the Company manages the business activities on a consolidated basis.

The Company’s CODM reviews financial information presented on a consolidated basis and decides how to allocate resources based on net income (loss). Consolidated net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development expenditures, salaries and benefits, stock-based compensation, software license obligations. Operating expenses include all remaining costs necessary to operate the Company’s business, which primarily include facilities, external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year Ended December 31,
	2024	2023
Total net revenue	$14,573	$13,749

Less:
Cost of net revenue	7,040	11,877
Research and development	3,303	5,002
Salaries	6,138	8,447
Stock-based compensation	3,588	5,213
Severance and software license obligations	2,063	—
Other operating expenses	4,876	3,835
Other income	(1,707)	(3,830)
Net loss	$(10,728)	$(16,795)

 Concentrations

The Company recognized revenue from shipments of product, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Year Ended December 31,
	2024	2023
North America	$12,478	$8,786
Hong Kong	474	689
Taiwan	238	2,633
Rest of world	1,383	1,641
Total net revenue	$14,573	$13,749

The following is a breakdown of product revenue by category (in thousands):

(amounts in thousands)	Years Ended December 31,		Year-Over-Year
Product category	2024	2023	change
Memory ICs	$12,914	$8,446	4,468
mmWave ICs	302	2,726	(2,424)
mmWave modules	1,007	1,677	(670)
mmWave other products	25	4	21
	$14,248	$12,853	$1,395

The following table lists significant customers that represented more than 10% of the Company’s total revenue during each respective period:

	Year Ended December 31,
	2024	2023
Customer A	61%	22%
Customer B	25%	35%
Customer C	*	18%

The following table lists significant customers that represented more than 10% of the Company’s net accounts receivable balance at each respective balance sheet date:

	Accounts Receivable
	As of December 31,
	2024	2023
Customer A	58%	33%
Customer B	15%	*
Customer C	*	36%
Customer D	18%	*
Customer E	*	14%

The following table lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	Accounts Payable
	As of December 31,
	2024	2023
Vendor A	16%	*
Vendor B	15%	12%
Vendor C	*	47%

*	Represents less than 10%

Note 8. Income Tax Provision

The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current portion:
Federal and state	$—	$—

Deferred portion:
Federal	(381)	(2,545)
State	83	(1,392)
	(298)	(3,937)
Change in valuation allowance	298	3,937
Provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Federal and state loss carryforwards	$4,732	$4,847
Reserves, accruals and other	322	328
Depreciation and amortization	1,792	1,329
Deferred stock-based compensation	2,450	2,429
Capitalized research and development costs	595	660
Research and development credit carryforwards	6,744	6,744
Total deferred tax assets	16,635	16,337
Less: Valuation allowance	(16,635)	(16,337)
Net deferred tax assets, net	$—	$—

Utilization of the Company’s net operating losses (NOLs) and tax credit carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (IRC) and similar state provisions. Section 382 of the IRC (Section 382) imposes limitations on a corporation’s ability to utilize its NOL and tax credit carryforwards, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate. While a formal study has not been performed, the Company believes that Section 382 ownership changes occurred as a result of financing transaction in 2018 and the Arrangement. The Company believes the Section 382 limitations will result in approximately 91% of the federal and state NOLs expiring before they can be utilized, and approximately 94% of the federal tax credit carryforwards expiring before they can be utilized.

As of December 31, 2024, the Company had NOLs of approximately $212.1 million for federal income tax purposes and approximately $131.1 million for state income tax purposes. Only approximately $18.1 million of the federal NOLs and $13.3 million of the state NOLs are expected to be available before expiration due to the Section 382 limitation. These NOLs are available to reduce future taxable income and will expire at various times from 2025 through 2044, except federal NOLs from 2018 and later which have no expiration date. As of December 31, 2024, the Company also had federal research and development tax credit carryforwards of approximately $8.2 million that will expire at various times through 2044, and California research and development credits of approximately $8.5 million, which do not have an expiration date.

A reconciliation of income taxes provided at the federal statutory rate to the actual income tax provision is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income tax benefit computed at U.S. statutory rate	$359	$277
Stock-based compensation	—	9
Amortization of intangible assets	(60)	(60)
Change in fair value of warrant liabilities	(356)	(734)
Valuation allowance changes affecting tax provision	62	506
Other	(5)	2
Income tax provision	$—	$—

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

During the years ended December 31, 2024 and 2023, 35 and 133 exchangeable shares were exchanged into an equivalent number of shares of common stock.

Reverse Stock Split

As disclosed in Note 1, effective January 2, 2024, the Company effected a 1-for-40 reverse stock split of its outstanding common stock.

February 2024 Public Offering

On February 6, 2024, the Company entered into an underwriting agreement (the Underwriting Agreement) with Ladenburg Thalmann & Co. Inc. (Ladenburg), as the sole underwriter, relating to the issuance and sale in a public offering (the Offering) of: (i) 480,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 1,424,760 shares of common stock, (iii) Series A warrants to purchase up to 3,809,520 shares of common stock, (iv) Series B warrants (the Series B Warrants) to purchase up to 3,809,520 shares of common stock, and (v) up to 285,714 additional shares of common stock, Series A warrants to purchase up to 571,428 shares of common stock and Series B Warrants to purchase up to 571,428 shares of common stock that may be purchased pursuant to a 45-day option to purchase additional securities granted to Ladenburg by the Company. Ladenburg partially exercised this option on February 7, 2024 for 82,500 shares of common stock, Series A warrants to purchase up to 165,000 shares of common stock and Series B Warrants to purchase up to 165,000 shares of common stock. The combined public offering price of each share of common stock, together with the accompanying Series A warrants and Series B Warrants, was $2.10, less underwriting discounts and commissions. The combined public offering price of each pre-funded warrant, together with the accompanying Series A warrants and Series B Warrants, was $2.099, less underwriting discounts and commissions. The Offering, including the additional shares of common stock, Series A warrants and Series B Warrants sold pursuant to the partial exercise of Ladenburg’s option, closed on February 8, 2024.

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

The Series A warrants have an exercise price of $2.25, were immediately exercisable upon issuance, and expire on February 8, 2029. The Series B Warrants had an original exercise price of $2.25 per share, were immediately exercisable upon issuance, and expired on November 8, 2024. The Series B warrants had an initial expiration date of August 8, 2024, which was extended to November 8, 2024 pursuant to amendments to the Warrant Agency Agreement dated as of February 8, 2024 by and between the Company and the warrant agent, Equiniti Trust Company, LLC (the Warrant Agency Agreement) (see Note 10). The pre-funded warrants have an exercise price of $0.001 per share, were exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. As of December 31, 2024, the holders exercised pre-funded warrants for 1,424,760 shares of common stock. The exercise price and number of shares of common stock issuable upon exercise of the warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Subject to limited exceptions, a holder may not exercise any portion of its warrants to the extent that the holder would beneficially own more than 9.99% or 4.99% (at the election of the holder) of the Company’s outstanding common stock after exercise.

On February 8, 2024, pursuant to the Underwriting Agreement, the Company paid Ladenburg a cash fee of 9% of the gross proceeds received from the Offering and issued warrants to Ladenburg to purchase up to 139,108 shares of common stock at an exercise price of $2.625, subject to adjustments, which were exercisable immediately and have substantially similar terms to the Series A warrants.

June 2024 Private Sale

In June 2024, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with a member of the Company’s board of directors, pursuant to which the Company sold and the board member purchased 100,000 shares (the Shares) of common stock resulting in net proceeds of $127,000. The Shares sold pursuant to the Purchase Agreement were issued as restricted securities, as defined in Rule 144 of the Securities Act of 1933, as amended.

Shares Issued for Services

In August 2024, the Company issued 40,000 unregistered shares of common stock with a fair value of approximately $54,400 to a service provider.

ATM Offering

On August 30, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with Ladenburg with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock initially having an aggregate offering price of up to $1,425,000. After selling $169,215 of shares pursuant to the Sales Agreement, on December 10, 2024, the Company increased the maximum aggregate offering amount of common stock issuable pursuant to the Sales Agreement to $2,693,527. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. The Company has no obligation to sell any shares pursuant to the Sales Agreement and either the Company or Ladenburg may terminate the Sales Agreement in accordance with its terms. During the year ended December 31, 2024, the Company sold 251,621 shares of common stock for net proceeds of approximately $336,000 pursuant to the Sales Agreement.

June 2023 Registered Direct Offering

On May 31, 2023, the Company entered into a securities purchase agreement (the SPA) with an institutional investor (the Investor), pursuant to which the Company sold to the Investor, in a registered direct offering that closed on June 2, 2023, an aggregate of 56,250 shares of common stock at a purchase price of $28.00 per share. Net proceeds to the Company from the registered direct offering, after offering costs, were approximately $3.6 million. The Company also offered and sold to the Investor pre-funded warrants to purchase up to 86,608 shares of common stock (the 2023 PF Warrants). Each pre-funded warrant was exercisable for one share of common stock. The purchase price of each pre-funded warrant was $27.60, and the exercise price of each pre-funded warrant was $0.40 per share. The 2023 PF Warrants were exercised in full during 2023. In connection with the execution of the SPA, the Company and the Investor entered into an amendment (the Amendment) to the 2022 Purchase Warrant. Pursuant to the terms of the Amendment, the 2022 Purchase Warrant (as defined below) was amended to reduce the exercise price per share from $54.40 to $40.00, effective as of June 2, 2023.

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

Note 10. Warrants

Warrant Inducement Offering

On August 6, 2024, the Company extended the expiration date of the Series B warrants issued in the Offering (the Series B Warrants) to 5:00 p.m. (New York City time) on October 7, 2024, by entering into an amendment to the Warrant Agency Agreement dated as of February 8, 2024 by and between the Company and the warrant agent, Equiniti Trust Company, LLC. On October 3, 2024, the Company extended the expiration date of the Series B Warrants to November 8, 2024, by entering into a further amendment to the Warrant Agency Agreement. The Series B warrants would otherwise have expired on October 7, 2024.

On November 5, 2024, the Company entered into inducement offer letter agreements (the Inducement Letters) with certain holders (the Holders) of existing Series B Warrants (the Existing Warrants) to purchase up to an aggregate of 2,246,030 shares of the Company’s common stock. Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their Existing Warrants at a reduced exercise price of $1.30 per share (the Reduced Exercised Price) in consideration for the Company’s agreement to issue in a private placement (i) new Series C common stock purchase warrants (the Series C Warrants) to purchase an aggregate of 2,246,030 shares of common stock and (ii) new Series D common stock purchase warrants (the Series D Warrants) to purchase an aggregate of 2,246,030 shares of common stock. The Series C Warrants have an exercise price of $1.61 per share, were exercisable upon issuance and expire on the six-month anniversary of the date of issuance. The Series D Warrants have an exercise price of $1.61 per share, were exercisable upon issuance and expire on the five-year anniversary of the date of issuance.

Upon exercise of the Existing Warrants, the Company issued 1,328,650 shares of its common stock while the remaining 917,380 shares (Issuable Shares) remained under abeyance, pending issuance instructions from the Holders, pursuant to the terms of the Inducement Letters. The Company accounted for the issuance of the: i) 1,328,650 shares of its common stock, ii) the Series C warrants to purchase 2,246,030 shares of the Company’s stock, iii) the Series D warrants to purchase 2,246,030 shares of the Company’s stock, and iv) the remaining 917,380 Issuable Shares as a single equity transaction for gross proceeds of approximately $2.92 million at the reduced exercise price of $1.30 per share. As of December 31, 2024, the fair value of the unissued 917,380 Issuable Shares of approximately $1.2 million has been presented separately as issuable shares on the consolidated balance sheets and statements of stockholders’ equity.

In relation to the above warrant inducement offering, the Company engaged Ladenburg as placement agent and paid cash compensation of 9% of the gross proceeds. In addition, the Company issued warrants to Ladenburg to purchase up to 157,223 shares of common stock at an exercise price of $1.625, which were exercisable upon issuance, expire on the five-year anniversary of the date of issuance, and have substantially similar terms to the Series C Warrants.

Warrants Classified as Liabilities

The securities purchase agreements governing the 2023 Purchase Warrant and the 2022 Purchase Warrant (collectively, the Purchase Warrants) provide for a value calculation for such warrants using the Black Scholes model in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Purchase Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its consolidated balance sheet. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the consolidated statements of operations.

As of December 31, 2024, the Company had the following liability-classified warrants outstanding (amounts in thousands):

	Number of warrants on common shares	Amount
Balance as of December 31, 2022	92	$2,079
Recognition of warrant liabilities	143	3,162
Change in fair value of warrants	—	(3,493)
Balance as of December 31, 2023	235	1,748
Change in fair value of warrants	—	(1,693)
Balance as of December 31, 2024	235	$55

The outstanding liability-classified warrants had no intrinsic value at December 31, 2024.

The fair value of the Purchase Warrants at December 31, 2024 was determined using the Black Scholes model with the assumptions in the following table. The table also includes the total fair value determined at valuation date based on these assumptions.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	3.4 years	3.4 years
Interest rate (risk-free rate):	4.38%	4.38%
Expected volatility	115%	117%
Expected dividend	—	—
Fair value of warrants (in thousands)	$25	$30

The fair value of the Purchase Warrants at December 31, 2023 was determined using the Black Scholes model with the assumptions in the following table. The table also includes the total fair value determined at valuation date based on these assumptions.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	4.4 years	4.4 years
Interest rate (risk-free rate):	3.84%	3.84%
Expected volatility	116%	116%
Expected dividend	—	—
Fair value of warrants (in thousands)	$653	$1,095

Warrants Classified as Equity

As of December 31, 2024, the Company had the following equity-classified warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Balance as of December 31, 2023	7	$28.00	June 2, 2028
Pre-funded warrants issued	1,425	$0.001	—
Pre-funded warrants exercised	(1,425)	$0.001	—
Series A warrants issued	3,975	$2.250	February 8, 2029
Series A warrants issued	139	$2.625	February 8, 2029
Series B warrants issued	3,974	$2.250	November 8, 2024
Series B warrants exercised	(2,246)	$1.310	—
Series B warrants expired	(1,728)	$1.310	November 8, 2024
Series C warrants issued	2,246	$1.610	May 5, 2025
Series C warrants issued	157	$1.625	November 5, 2029
Series D warrants issued	2,246	$1.610	November 5, 2029
Balance as of December 31, 2024	8,770

The outstanding equity-classified warrants had no intrinsic value at December 31, 2024.

Note 11. Stock-Based Compensation

Common Stock Equity Plans

In 2010, the Company adopted the 2010 Equity Incentive Plan and later amended it in 2014, 2017 and 2018 (the Amended 2010 Plan). The Amended 2010 Plan was terminated in August 2019 and remains in effect as to outstanding equity awards granted prior to the date of expiration. No new awards may be made under the Amended 2010 Plan.

In August 2019, the Company’s stockholders approved the Amended and Restated 2019 Stock Incentive Plan (the 2019 Plan) to replace the Amended 2010 Plan. The 2019 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the 2019 Plan, 4,563 shares were initially reserved for issuance. In November 2021 and December 2024, the Company’s stockholders approved amendments increasing the number of shares reserved for issuance under the 2019 Plan by 77,674 and 1,500,000 shares, respectively.

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

Stock-Based Compensation Expense

The Company recorded compensation costs of $2.8 million and $4.2 million related to the vesting of stock options during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, the unamortized compensation cost was approximately $0.2 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately one year. The Company recorded compensation costs of $0.8 million and $1.0 million related to the vesting of restricted stock units during the years ended December 31, 2024 and 2023, respectively. The unamortized compensation cost at December 31, 2024 was $0.1 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately one year.

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

The following table summarizes the activity in the shares available for grant under the Plans during the years ended December 31, 2024 and 2023 and options outstanding as of December 31, 2024 and 2023. (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2022	39	37	$132.80
RSUs granted	(5)	—	—
RSUs cancelled and returned to the 2019 Plan	5	—	—
Options cancelled	—	(1)	$321.30
Balance as of December 31, 2023	39	36	$127.00
Additional shares authorized under the 2019 Plan	1,500	—	—
RSUs granted	(2)	—	—
RSUs cancelled and returned to the 2019 Plan	7	—	—
Options cancelled	—	(6)	$110.88
Balance as of December 31, 2024	1,544	30	$130.14

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2024 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $62.80	2	4.89	$62.80	2	$62.80	$—
$62.81 - $599.60	28	5.99	$110.31	27	$110.71	$—
$0.00 - $599.60	30	5.90	$130.14	29	$131.60	$—

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2022	27	$82.46
Granted	4	$24.62
Vested	(14)	$75.72
Effect of business combination	(2)	$82.90
Non-vested shares as of December 31, 2023	15	$69.63
Granted	2	$1.55
Vested	(12)	$1.24
Cancelled	(3)	$63.10
Non-vested shares as of December 31, 2024	2	$37.69

Note 12. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. During the years ended December 31, 2024 and 2023, the Company paid approximately $113,800 and $111,400, respectively, to the employee.

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

The Company determined that the license and asset sale did not qualify as a sale of a business, but as a sale of a non-financial asset, with the resultant gain recorded as income from operations in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.  In January 2023, upon receipt of the Holdback, the Company recognized a gain, net of transaction costs, which was recorded as a reduction of operating expenses in the consolidated statements of operations.

Note 14. Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation (TSMC) is the sole foundry that manufactures the wafers used to produce the Company’s memory IC products. TSMC informed the Company that TSMC is discontinuing the foundry process used to produce wafers, in turn, necessary to manufacture the Company’s memory ICs. As a result, in May 2023, the Company initiated an end-of-life (EOL) of its memory IC products. The Company commenced shipments of EOL orders in 2023. Based on customer purchase orders in the Company’s backlog at December 31, 2024, the Company expects to ship final EOL orders of approximately $2.3 million during the three months ending March 31, 2025.

Note 15. Subsequent events

Issuance of Common Stock under ATM Offering Program

During January 2025, the Company sold 327,943 shares of common stock for net proceeds of approximately $431,900 pursuant to the Sales Agreement (see Note 9).