Form 10-Q
period 2025-03-31
Peraso Inc.
filed 2025-05-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 58,542 as of May 5, 2025.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 5,027,173 as of May 5, 2025.

PERASO INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,775	$3,344
Accounts receivable, net	773	682
Inventories, net	1,772	2,079
Prepaid expenses and other	639	188
Total current assets	5,959	6,293

Property and equipment, net	445	512
Right-of-use lease assets	222	267
Other	103	134
Total assets	$6,729	$7,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,261	$1,036
Accrued expenses and other	1,465	1,987
Deferred revenue	132	341
Short-term lease liabilities	104	139
Total current liabilities	2,962	3,503

Long-term lease liabilities	154	182
Warrant liabilities	20	55
Total liabilities	3,136	3,740
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized, issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 4,843 shares and 4,474 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4	3
Exchangeable shares, no par value; unlimited shares authorized; 60 shares outstanding at March 31, 2025 and December 31, 2024	—	—
Issuable shares, 917 shares at March 31, 2025 and December 31, 2024	1,193	1,193
Additional paid-in capital	179,987	179,390
Accumulated deficit	(177,591)	(177,120)
Total stockholders’ equity	3,593	3,466
Total liabilities and stockholders’ equity	$6,729	$7,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Net revenue
Product	$3,800	$2,676
Royalty and other	69	140
Total net revenue	3,869	2,816
Cost of net revenue	1,189	1,510
Gross profit	2,680	1,306
Operating expenses
Research and development	1,583	2,835
Selling, general and administrative	1,611	2,102
Total operating expenses	3,194	4,937
Loss from operations	(514)	(3,631)
Change in fair value of warrant liabilities	35	1,591
Other income, net	8	9
Net loss	$(471)	$(2,031)

Net loss per share
Basic and diluted	$(0.10)	$(1.07)

Shares used in computing net loss per share
Basic and diluted	4,828	1,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Additional
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2024	4,474	$3	917	$1,193	60	$—	$179,390	$(177,120)	$3,466
At-the market sales of stock, net	329	1	—	—	—	—	432	—	433
Shares issued for services	40	—	—	—	—	—	40	—	40
Stock-based compensation	—	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	—	(471)	(471)
Balance as of March 31, 2025	4,843	$4	917	$1,193	60	$—	$179,987	$(177,591)	$3,593

							Additional
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2023	673	$1	—	$—	95	$—	$170,474	$(166,392)	$4,083
Shares issued for reverse stock split	52	—	—	—	—	—	—	—	—
Sale of common stock and warrants, net	563	—	—	—	—	—	3,431	—	3,431
Issuance of common stock upon exercise of warrants	1,001	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,222	—	1,222
Net loss	—	—	—	—	—	—	—	(2,031)	(2,031)
Balance as of March 31, 2024	2,289	$2	—	$—	95	$—	$175,127	$(168,423)	$6,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(471)	$(2,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	992
Stock-based compensation	125	1,222
Change in fair value of warrant liabilities	(35)	(1,591)
Shares issued for services	40	—
Other	1	(8)
Changes in assets and liabilities
Accounts receivable	(91)	(750)
Inventories	307	(146)
Prepaid expenses and other assets	(422)	(164)
Accounts payable	225	(226)
Right-of-use assets	45	91
Lease liabilities - operating	(26)	(80)
Deferred revenue, accrued expenses and other	(731)	141
Net cash used in operating activities	(966)	(2,550)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	3,432
Proceeds from at-the-market sales of stock, net	433	—
Repayment of financing leases	(36)	(30)
Net cash provided by financing activities	397	3,402
Net increase (decrease) in cash and cash equivalents	(569)	852
Cash and cash equivalents at beginning of period	3,344	1,583
Cash and cash equivalents at end of period	$2,775	$2,435

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

On September 14, 2021, the Company and its subsidiaries, 2864552 Ontario Inc. (Callco) and 2864555 Ontario Inc. (Canco), entered into an Arrangement Agreement (as amended, the Arrangement Agreement) with Peraso Technologies Inc. (Peraso Tech), a corporation existing under the laws of the province of Ontario, to acquire all of the issued and outstanding common shares of Peraso Tech (the Peraso Shares), including those Peraso Shares to be issued in connection with the conversion or exchange of secured convertible debentures and common share purchase warrants of Peraso Tech, as applicable, by way of a statutory plan of arrangement (the Arrangement) under the Business Corporations Act (Ontario). On December 17, 2021, following the satisfaction of the closing conditions set forth in the Arrangement Agreement, the Arrangement was completed and, the Company changed its name to “Peraso Inc.” and began trading on the Nasdaq Stock Market (the Nasdaq) under the symbol “PRSO.”

The accompanying condensed consolidated financial statements of the Company have been prepared without audit. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The information in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent Annual Report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $0.5 million for the three months ended March 31, 2025 and $10.7 million for the year ended December 31, 2024 and had an accumulated deficit of approximately $177.6 million as of March 31, 2025. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of its common stock and warrants and the issuance of convertible notes and loans to investors and affiliates.

The Company expects to continue to incur operating losses for the foreseeable future as it secures additional customers and continues to invest in the commercialization of its products. The Company will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of the Company’s expected operating losses and cash burn for the foreseeable future, as well as recurring losses from operations, if the Company is unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company is currently seeking additional financing in order to meet its cash requirements for the foreseeable future. If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These cost reduction strategies may include, but are not limited to, reducing headcount and curtailing business activities.

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

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, the volatility of public markets, rapidly changing customer requirements, limited operating history, tariffs, pandemics, wars and acts of terrorism. The Company may be unable to access the capital markets, and additional capital may only be available to the Company on terms that could be significantly detrimental to its existing stockholders and to its business.

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

Cash Equivalents and Investments

The Company has invested its cash in money market accounts, certificates of deposit, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in the value judged to be other-than-temporary are included in the other income, net line item in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

Derivatives and Liability-Classified Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the Financial Accounting Standards Board (FASB) in Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was approximately $30,000 as of March 31, 2025 and December 31, 2024.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records write-downs for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional adjustments to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. If the Company’s recognition of excess or obsolete inventory is, or if its estimates of potential utility become, less favorable than currently expected, inventory write-downs may be required.

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of March 31, 2025 and December 31, 2024, contract liabilities were in a current position and included in deferred revenue.

During the three months ended March 31, 2025, the Company recognized approximately $209,000 of revenue that had been included in deferred revenue as of December 31, 2024.

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

Stock-Based Compensation

The Company periodically issues stock options and restricted stock units (RSUs) to employees and non-employees. The Company accounts for such awards based on ASC 718, whereby the value of the award is measured on the date of award and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (Black Scholes) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods. The fair value of restricted stock awards, restricted stock units, and performance-based restricted stock units is based on the closing price of the Company’s common stock on the date of grant. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	March 31,
	2025	2024
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	1,355	36
Unvested restricted common stock units	4	15
Warrants classified as equity	8,770	8,094
Warrants classified as liabilities	235	235
Total	10,410	8,426

Recently Issued Accounting Pronouncements

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASCs), the American Institute of Certified Public Accountants, and the SEC did not, or is not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 2. Fair Value of Financial Instruments

The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$20	$—	$—	$20

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$55	$—	$—	$55

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represent the Company’s determination of fair value for its financial assets (cash equivalents) (in thousands):

	March 31, 2025
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,775	$—	$—	$2,775

	December 31, 2024
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,344	$—	$—	$3,344

Note 3. Balance Sheet Detail

	March 31,	December 31,
	2025	2024
	(in thousands)
Inventories:
Raw materials	$85	$627
Work-in-process	348	473
Finished goods	1,339	979
	$1,772	$2,079

	March 31,	December 31,
	2025	2024
	(in thousands)
Accrued Expenses and Other:
Accrued wages and employee benefits	$341	$457
Professional fees, legal and consulting	252	223
Software license obligations	591	1,118
Severance benefits	53	118
Warranty accrual	29	34
Other	199	37
	$1,465	$1,987

Note 4. Severance and Software License Obligations

In November 2023, the Company implemented an employee lay-off and terminated certain consulting positions (the Reductions) to reduce operating expenses and cash burn, as the Company prioritized business activities and projects that it believes will have a higher return on investment. As part of the Reductions, the Company implemented a temporary lay-off that impacted 16 employees (the Employees) of Peraso Tech. During the six months ended June 30, 2024, the Company determined that it would not recall any of the 11 Employees that remained on the Company’s payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result of the termination of the Employees’ employment, the Company recorded severance charges of approximately $446,000 during the six months ended June 30, 2024. As of March 31, 2025, the remaining severance liabilities of approximately $53,000 are expected to be paid through July 2025.

As a result of the decision to not recall the Employees, the Company determined that it was probable that a number of its non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, the Company accrued the value of the remaining contractual liabilities of approximately $1,617,000, which are expected to be paid through September 30, 2025. As of March 31, 2025, the remaining contractual liabilities of approximately $0.6 million and $0.3 million are included in accrued expenses and other (see Note 3) and accounts payable, respectively.

Note 5. Commitments and Contingencies

Leases

The Company has operating leases for its facilities in Toronto and Markham, Ontario, Canada and recognizes lease expense on a straight-line basis over the respective lease terms. The Company had an operating lease for its corporate headquarters facility in San Jose, California that was not renewed when the lease term expired on January 14, 2025.

In December 2024, the Company renewed the Toronto office lease for a one-year term, which commenced January 1, 2025, and the Company ceased accounting for the lease under ASC 842.

In May 2022, the Company entered into a lease for the facility in Markham with a 60-month term, which commenced June 21, 2022. The initial right-of-use asset and corresponding liability of approximately CAD$1.0 million for the Markham facility lease were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities was 8%. The Markham landlord also provided a lease incentive of approximately CAD$286,200 (the Incentive). In 2023, the Company received payment of CAD$143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each calendar year during the remaining lease term. As of March 31, 2025, the pending Incentive to be received was CAD$71,550.

On March 1, 2022, the Company entered into a 36-month finance lease agreement for the lease of equipment resulting in the recognition of a right-of-use asset and lease liability of approximately $274,000. On March 1, 2025, the finance lease expired, and the Company took ownership of the equipment and the related right of use asset and liability was fully amortized.

On November 1, 2022, the Company entered into a 36-month finance lease agreement for the lease of equipment resulting in the recognition of a right-of-use asset of approximately $124,000 and lease liability of approximately $117,000.

The following table provides the details of right-of-use assets and lease liabilities as of March 31, 2025 (in thousands):

Right-of-use assets:
Operating leases	$196
Finance leases	26
Total right-of-use assets	$222
Lease liabilities:
Operating leases	$239
Finance leases	19
Total lease liabilities	$258

Future minimum payments under the leases at March 31, 2025 are listed in the table below (in thousands):

Year ending December 31,
2025	$89
2026	101
2027	94
Total future lease payments	284
Less: imputed interest	(26)
Present value of lease liabilities	$258

The following table provides the details of supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$75	$106

Rent expense was approximately $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three months ended March 31, 2025 and 2024.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory. At March 31, 2025, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.9 million.

Note 6. Business Segments, Concentration of Credit Risk and Significant Customers

Segment Information

The Company determines its reporting units in accordance with ASC No. 280, Segment Reporting (ASC 280), as amended by ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which the Company adopted effective December 31, 2024. Management evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

The Company’s chief executive officer is the chief operating decision maker (CODM), and the CODM evaluates financial performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, including consolidated net income (loss). Because the CODM evaluates financial performance on a consolidated basis, the Company operates and manages its business as one reportable and operating segment as a fabless semiconductor company focused on the development and sale of mmWave wireless technology, semiconductor devices and antenna modules, the performance of non-recurring engineering, or NRE, services and the licensing of intellectual property. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

Significant segment expenses include research and development expenditures, salaries and benefits, stock-based compensation and software license obligations. Operating expenses include all remaining costs necessary to operate the Company’s business, which primarily include facilities, external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	Three Months Ended
	March 31,
	2025	2024
Total net revenue	$3,869	$2,816

Less:
Cost of net revenue	1,189	1,510
Research and development	603	1,100
Salaries	1,444	1,574
Stock-based compensation	126	1,222
Other operating expenses	1,021	1,041
Other income	(43)	(1,600)
Net loss	$(471)	$(2,031)

Concentrations

The Company recognized revenue from shipments of products, licensing of its technologies and performance of services to customers by geographical location as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
North America	$1,771	$2,230
Hong Kong	6	213
Taiwan	1,020	89
Rest of world	1,072	284
Total net revenue	$3,869	$2,816

The following is a breakdown of product revenue by category (in thousands):

(amounts in thousands)	For the Three Months Ended March 31,
Product category	2025	2024
Memory ICs	$2,267	$2,383
mmWave ICs	975	77
mmWave modules	558	203
mmWave other products	-	13
	$3,800	$2,676

The following table lists significant customers that represented more than 10% of the Company’s total revenue during each respective period:

	Three Months Ended March 31,
	2025	2024
Customer A	41%	51%
Customer B	25%	*
Customer C	13%	*
Customer D	12%	*
Customer E	*	28%

*	Represents less than 10%

The following table lists significant customers that represented more than 10% of the Company’s net accounts receivable balance at each respective balance sheet date:

	Accounts Receivable
	March 31,	December 31,
	2025	2024
Customer A	34%	*
Customer B	30%	18%
Customer C	17%	58%
Customer D	*	15%

*	Represents less than 10%

The following table lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	Accounts Payable
	March 31,	December 31,
	2025	2024
Vendor A	19%	*
Vendor B	12%	15%
Vendor C	11%	*
Vendor C	*	16%

*	Represents less than 10%

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

In December 2021, the Company assumed the Peraso Technologies Inc. 2009 Share Option Plan (the 2009 Plan) and all outstanding options granted pursuant to the terms of the 2009 Plan. Each outstanding, unexercised and unexpired option under the 2009 Plan, whether vested or unvested, was assumed by the Company and converted into options to purchase shares of the Company’s common stock and became exercisable by the holder of such option in accordance with its terms. No further awards will be made under the 2009 Plan.

The 2009 Plan, the Amended 2010 Plan and the 2019 Plan are referred to collectively as the “Plans.”

Stock-Based Compensation Expense

The Company reflected compensation costs related to the vesting of stock options of $0.1 million and $1.0 million during each of the three-month periods ended March 31, 2025 and 2024, respectively. At March 31, 2025, the unamortized compensation cost was approximately $1.0 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.5 years. The Company reflected compensation costs of approximately $17,000 and $0.2 million related to the vesting of restricted stock units during each of the three-month periods ended March 31, 2025 and 2024, respectively. The unamortized compensation cost at March 31, 2025 was approximately $47,000 related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 0.6 years. There were no stock options granted or exercised during the three months ended March 31, 2024.

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

The following table summarizes the activity in the shares available for grant under the Plans during the three months ended March 31, 2025 and options outstanding as of March 31, 2025 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2024	1,544	30	$130.14
Options granted	(1,325)	1,325	$0.78
RSUs granted	(2)	—	—
Balance as of March 31, 2025	217	1,355	$3.41

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2025 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $1.00	1,325	9.87	$0.78	37	$0.78	$—
$1.01 - $62.80	2	4.64	$62.80	2	$62.80	$—
$62.81 - $599.60	28	5.78	$110.11	27	$110.39	$—
$0.00 - $599.60	1,355	9.77	$9.77	66	$53.22	$—

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2024	2	$37.69
Granted	2	$1.00
Non-vested shares as of March 31, 2025	4	$18.88

Note 8. Stockholders’ Equity

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

The Series A warrants have an exercise price of $2.25, were immediately exercisable upon issuance, and expire on February 8, 2029. The Series B warrants had an original exercise price of $2.25 per share, were immediately exercisable upon issuance, and expired on November 8, 2024. The Series B warrants had an initial expiration date of August 8, 2024, which was extended to November 8, 2024 pursuant to amendments to the Warrant Agency Agreement dated as of February 8, 2024 by and between the Company and the warrant agent, Equiniti Trust Company, LLC (the Warrant Agency Agreement) (see Note 9). The pre-funded warrants have an exercise price of $0.001 per share, were exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. As of December 31, 2024, the holders exercised all of the pre-funded warrants for 1,424,760 shares of common stock. The exercise price and number of shares of common stock issuable upon exercise of the warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Subject to limited exceptions, a holder may not exercise any portion of its warrants to the extent that the holder would beneficially own more than 9.99% or 4.99% (at the election of the holder) of the Company’s outstanding common stock after exercise.

On February 8, 2024, pursuant to the Underwriting Agreement, the Company paid Ladenburg a cash fee of 9% of the gross proceeds received from the Offering and issued warrants to Ladenburg to purchase up to 139,108 shares of common stock at an exercise price of $2.625, subject to adjustments, which were exercisable immediately and have substantially similar terms to the Series A warrants.

Shares Issued for Services

In January 2025, the Company issued 40,000 unregistered restricted shares of common stock with a fair value of approximately $40,000 to a service provider.

ATM Offering

On August 30, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with Ladenburg with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock initially having an aggregate offering price of up to $1,425,000. After selling $169,215 of shares pursuant to the Sales Agreement, on December 10, 2024, the Company increased the maximum aggregate offering amount of common stock issuable pursuant to the Sales Agreement to $2,693,527. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. The Company has no obligation to sell any shares pursuant to the Sales Agreement and either the Company or Ladenburg may terminate the Sales Agreement in accordance with its terms. During the three months ended March 31, 2025, the Company sold 328,966 shares of common stock for net proceeds of approximately $433,000 pursuant to the Sales Agreement.

Note 9. Warrants

Warrant Inducement Offering

On August 6, 2024, the Company extended the expiration date of the Series B warrants issued in the Offering to October 7, 2024, by entering into an amendment to the Warrant Agency Agreement dated as of February 8, 2024 by and between the Company and the warrant agent, Equiniti Trust Company, LLC. On October 3, 2024, the Company extended the expiration date of the Series B warrants to November 8, 2024, by entering into a further amendment to the Warrant Agency Agreement.

On November 5, 2024, the Company entered into inducement offer letter agreements (the Inducement Letters) with certain holders (the Holders) of existing Series B warrants (the Existing Warrants) to purchase up to an aggregate of 2,246,030 shares of the Company’s common stock. Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their Existing Warrants at a reduced exercise price of $1.30 per share in consideration for the Company’s agreement to issue in a private placement (i) new Series C common stock purchase warrants (the Series C Warrants) to purchase an aggregate of 2,246,030 shares of common stock and (ii) new Series D common stock purchase warrants (the Series D Warrants) to purchase an aggregate of 2,246,030 shares of common stock. The Series C Warrants have an exercise price of $1.61 per share, were exercisable upon issuance and expire on the six-month anniversary of the date of issuance. The Series D Warrants have an exercise price of $1.61 per share, were exercisable upon issuance and expire on the five-year anniversary of the date of issuance.

Upon exercise of the Existing Warrants, the Company issued 1,328,650 shares of its common stock while the remaining 917,380 shares (Issuable Shares) remained under abeyance, pending issuance instructions from the Holders, pursuant to the terms of the Inducement Letters. The Company accounted for the issuance of the: i) 1,328,650 shares of its common stock, ii) the Series C Warrants to purchase 2,246,030 shares of the Company’s common stock, iii) the Series D Warrants to purchase 2,246,030 shares of the Company’s common stock, and iv) the remaining 917,380 Issuable Shares as a single equity transaction for gross proceeds of approximately $2.92 million at the reduced exercise price of $1.30 per share. As of March 31, 2025 and December 31, 2024, the fair value of the unissued 917,380 Issuable Shares of approximately $1.2 million has been presented separately as issuable shares on the consolidated balance sheets and statements of stockholders’ equity.

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

Warrants Classified as Liabilities

The securities purchase agreements governing warrants issued in registered direct offerings completed in November 2022 and June 2023 (collectively, the Purchase Warrants) provide for a value calculation for such warrants using the Black Scholes model in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Purchase Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its consolidated balance sheet. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the consolidated statements of operations.

As of March 31, 2025, the Company had the following Purchase Warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration Date
Warrants issued - November 2022	92	$40.00	May 28, 2028
Warrants issued - June 2023	143	$28.00	June 2, 2028
	235

The following table sets forth changes in the fair value of the Purchase Warrants outstanding (amounts in thousands):

	Number of Warrants
	on Common Shares	Amount
Balance as of December 31, 2024	235	$55
Change in fair value of warrants	—	(35)
Balance as of March 31, 2025	235	$20

The outstanding liability-classified warrants had no intrinsic value at March 31, 2025.

The fair value of the Purchase Warrants at March 31, 2025 was determined using the Black Scholes model with the assumptions in the following table.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	3.2 years	3.2 years
Interest rate (risk-free rate):	3.91%	3.91%
Expected volatility	118%	118%
Expected dividend	—	—
Fair value of warrants (in thousands)	$9	$11

The fair value of the Purchase Warrants at December 31, 2024 was determined using the Black Scholes model with the assumptions in the following table.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	3.4 years	3.4 years
Interest rate (risk-free rate):	4.38%	4.38%
Expected volatility	115%	117%
Expected dividend	—	—
Fair value of warrants (in thousands)	$25	$30

Warrants Classified as Equity

As of March 31, 2025, the Company had the following equity-classified common stock purchase warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common Stock Warrant	7	$28.00	June 2, 2028
Series A warrants	3,975	$2.250	February 8, 2029
Series A warrants	139	$2.625	February 8, 2029
Series C warrants	2,246	$1.610	May 5, 2025
Series C warrants	157	$1.625	November 5, 2029
Series D warrants	2,246	$1.610	November 5, 2029
Balance as of March 31, 2025	8,770

The outstanding equity-classified warrants had no intrinsic value at March 31, 2025.

Note 10. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. The Company recorded compensation expense of approximately $27,500 and $27,800 for the employed family member during the three months ended March 31, 2025 and 2024, respectively.

Note 11. Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation, the sole foundry that manufactured the wafers used to produce the Company’s memory IC products, discontinued the foundry process used to produce such wafers. As a result, the Company commenced an end-of-life (EOL) of its memory products in 2023. In March 2025, the Company fulfilled all outstanding EOL orders for its memory IC products.

Note 12. Subsequent Events

Amendment to Series C Warrants

On May 2, 2025, the Company extended the expiration date of its Series C Warrants to purchase an aggregate of 2,246,030 shares of common stock from May 6, 2025 to August 4, 2025, by entering into an amendment with each holder of the Series C Warrants. See Note 9 for additional information about the Series C Warrants.

Issuance of Common Stock under ATM Offering Program

During May 2025, the Company sold 42,284 shares of common stock for net proceeds of approximately $46,785 pursuant to the Sales Agreement (see Note 8).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategies, competition, expected financial performance and capital raising efforts. Any statements about our business, financial results, financial condition and operations contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and the risk factors described below under Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

We also had a memory product line comprising our Bandwidth Engine IC products. Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and we fulfilled the backlog and completed the final EOL shipments of our memory IC products in March 2025.

We incurred net losses of approximately $0.5 million for the three months ended March 31, 2025 and $10.7 million for the year ended December 31, 2024, and we had an accumulated deficit of approximately $177.6 million as of March 31, 2025. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Recent Developments

Compliance with Nasdaq Continued Listing Requirements

On April 4, 2025, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on April 3, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until October 1, 2025, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days provided we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

The above mentioned letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. We are monitoring the closing bid price of our common stock and considering our available options in the event the closing bid price of our common stock remains below $1 per share.

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

For additional information on risks that could impact our future results of operations, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	March 31,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Product - three months ended	$3,800	$2,676	$1,124	42%
Percentage of total net revenue	98%	95%

The following table details revenue by product category for the three months ended March 31, 2025 and 2024:

(amounts in thousands)	For the Three Months Ended March 31,
Product category	2025	2024	change
Memory ICs	$2,267	$2,383	(116)
mmWave ICs	975	77	898
mmWave modules	558	203	355
mmWave other products	-	13	(13)
	$3,800	$2,676	$1,124

Product revenue increased for the three months ended March 31, 2025 compared with the same period of 2024 primarily due to the increase in shipments of our mmWave ICs and antenna modules. The decrease in memory IC product shipments during 2025 was primarily attributable to the completion of final EOL shipments.

We expect revenues to decrease in 2025 as compared with 2024, as we do not expect further sales of our memory IC products after March 31, 2025; however, we expect sales of our mmWave products to increase from a volume and revenue perspective during 2025, based on our current order backlog and the expected commencement of production shipments to new customers.

	March 31,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Royalty and other - three months ended	$69	$140	$(71)	-51%
Percentage of total net revenue	2%	5%

Royalty and other revenue includes royalty, non-recurring engineering services and license revenues. The decrease in royalty and other revenue for the three months ended March 31, 2025 compared with the same period of 2024 was primarily due to a decrease in royalty revenues from licensees of our memory technology due to reduced shipments by these licensees, which we attribute to the discontinuation of the foundry process by TSMC, and decreases in non-recurring engineering services revenue related to our mmWave technology.

Cost of Net Revenue and Gross Profit

	March 31,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$1,189	$1,510	$(321)	-21%
Percentage of total net revenue	31%	54%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including depreciation of production-related fixed assets and, prior to January 1, 2025, amortization of intangible assets.

Cost of net revenue decreased for the three months ended March 31, 2025 when compared with the same period in 2024, primarily related to the decrease of amortization of developed technology intangible assets of approximately $0.6 million, as these assets were fully amortized as of December 31, 2024. The decrease was partially offset by an increase in cost of sales of our mmWave IC and module products attributable to increased shipments during the three months ended March 31, 2025 as compared with the prior year period.

	March 31,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Gross profit -three months ended	$2,680	$1,306	$1,374	105%
Percentage of total net revenue	69%	46%

Gross profit increased for the three months ended March 31, 2025 compared with the same period of 2024 primarily due to an increase in sales of our mmWave IC and module products, partially offset by a decrease in royalty and other revenue and a decrease in sales of our memory IC products. During the three months ended March 31, 2025, we sold mmWave inventory with a value of approximately $94,000 that had been written down in prior periods.

Research and Development

	March 31,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Research and development -three months ended	$1,583	$2,835	$(1,252)	(44)%
Percentage of total net revenue	41%	101%

Our research and development, or R&D, expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for the three months ended March 31, 2025 compared with the same period of 2024 was primarily due to: i) reduced salary and consulting costs, as we implemented reductions in force in February and November 2023 and terminated consultant contracts, ii) reduced rent expense for our San Jose office as we significantly reduced the space we rent effective January 2025, and iii) reduced software license expense, as during the three months ended June 30, 2024, we accrued the value of certain of our software license obligations (see Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We expect that total R&D expenses will decrease during 2025 compared with 2024, as a result of our cost reduction initiatives.

Selling, General and Administrative

	March 31,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
SG&A -three months ended	$1,611	$2,102	$(491)	(23)%
Percentage of total net revenue	42%	75%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of certain intangible assets.

The decrease for the three months ended March 31, 2025 compared with the same period of 2024 was primarily attributable to decreased consulting and professional services costs and decreased amortization of purchased intangible assets for customer relationships, which were fully amortized as of December 31, 2024. We expect that total SG&A expense will remain flat or slightly decrease for 2025 compared with 2024, as we continue to manage our SG&A costs.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2025, we had cash and cash equivalents of $2.8 million and working capital of $3.0 million.

Net cash used in operating activities was $1.0 million for the first three months of 2025, which primarily resulted from our net loss of $0.5 million, as adjusted for $0.7 million in net changes in assets and liabilities, as partially offset by non-cash charges of $0.1 million of depreciation and amortization and $0.1 million of stock based compensation. The changes in assets and liabilities primarily related to the timing of collections of receivables, purchases of inventory and other vendor payables and prepayments.

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

For the three months ended March 31, 2025 and 2024, no cash was provided by or used in investing activities.

Net cash provided by financing activities for the three months ended March 31, 2025 comprised $0.4 million of net proceeds from sales under our at-the market offering program, partially offset by repayment of financing lease liabilities.

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

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory. At March 31, 2025, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.9 million.

Going Concern - Working Capital

We incurred net losses of approximately $0.5 million for the three months ended March 31, 2025 and $10.7 million for the year ended December 31, 2024, and we had an accumulated deficit of approximately $177.6 million as of March 31, 2025. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through loans, offerings of common stock and warrants and issuances of convertible notes.

We expect to continue to incur operating losses during 2025, as we ceased shipments of our memory products in March 2025 and continue to secure new customers for and continue to invest in the development of our products. Further, we expect our cash expenditures to continue to exceed receipts for at least the next 12 months, as our revenues will not be sufficient to offset our operating expenses. We believe that our existing cash and cash equivalents as of March 31, 2025 will enable us to meet our capital needs into the third quarter of 2025.

We will need to increase revenues beyond the levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of our condensed consolidated financial statements. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If we are unsuccessful in these efforts, we will need to implement additional cost reduction strategies, which could further affect our near- and long-term business plan. These cost reduction strategies may include, but are not limited to, reducing headcount and curtailing business activities.

As further discussed in Note 9 to the condensed consolidated financial statements, in November 2024, we entered into a warrant inducement offering for net proceeds of approximately $2.6 million. Additionally, as further discussed in Note 8 to the condensed consolidated financial statements, on August 30, 2024, we entered into the Sales Agreement with Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program. During the three months ended March 31, 2025, the Company sold 328,966 shares of common stock for proceeds of approximately $433,000 (net of commissions of approximately $13,000 paid to Ladenburg) pursuant to the Sales Agreement. Further, during 2023 and 2024, we implemented reductions in our workforce and eliminated 19 full-time equivalent positions. These cost reduction actions were intended to preserve cash, as we kept capital expenditures to minimum levels in order to reduce operating costs and our short-term cash needs.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed consolidated financial statements for the three months ended March 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. Other than as set forth below, there have been no material changes with respect to the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 28, 2025.

We might not be able to continue as a going concern.

Our consolidated financial statements as of March 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of March 31, 2025, we had cash and cash equivalents of $2.8 million and an accumulated deficit of $177.6 million. We believe that our existing cash and cash equivalents as of March 31, 2025 and expected receipts associated with forecasted product sales, will enable us to meet our capital needs into the third quarter of 2025.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. In addition, our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. We have based this estimate on a number of assumptions that may prove to be wrong and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

On April 4, 2025, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on April 3, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until October 1, 2025, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days provided we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

The above mentioned letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. We are monitoring the closing bid price of our common stock and considering our available options in the event the closing bid price of our common stock remains below $1 per share.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement, maintain compliance with the other continued listing requirements of Nasdaq, or that our common stock will not be delisted in the future.

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

Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, we commenced an end-of-life (EOL) of our memory products in 2023. In March 2025, we fulfilled all outstanding EOL orders for our memory IC products. We do not expect any further shipments or to generate any meaningful revenue from shipments of our memory IC products after March 2025. For the three months ended March 31, 2025 and 2024, our memory IC products represented over 58% and 84% of our revenues, respectively. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

We have a history of losses, and we will need to raise additional capital.

We incurred net losses of approximately $0.5 million for the three months ended March 31, 2025 and $10.7 million for the year ended December 31, 2024, and we had an accumulated deficit of approximately $177.6 million as of March 31, 2025. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we may need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

Our recent reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

In November 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. During the six months ended June 30, 2024, we determined that we would not recall any of the 11 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. The accrued severance costs are expected to be paid through July 2025.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, we expensed the value of the remaining contractual liabilities and recorded liabilities of approximately $1.6 million. As of March 31, 2025, we had a remaining liability of approximately $0.6 million, and we expect to pay these license fees through September 30, 2025.

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

Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our supply chain, as well as our business, results of operations and financial condition. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed below, during the period covered by this Quarterly Report on Form 10-Q, the Company has not sold any equity securities that were not registered under the Securities Act that were not previously reported in a Current Report on Form 8-K.

On January 9, 2025, the Company entered into a second consulting agreement with a service provider, pursuant to which the Company agreed to issue the service provider, as partial compensation, 40,000 restricted shares of common stock. The Company issued the shares to the service provider on January 21, 2025 in reliance on an exemption from registration provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act. The service provider represented in the consulting agreement that it was an “accredited investor,” as defined in Rule 501(a) of Regulation D under the Securities Act. The shares are subject to transfer restrictions, and the book-entry records evidencing the shares contain an appropriate legend stating that such shares have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” of Form 8-K.

On May 9, 2025, the Company notified Mark Lunsford, its Chief Revenue Officer, that his employment with the Company would terminate effective June 30, 2025. Michael Hamilton, Vice President of Business Development, and Ben Liu, Vice President and General Manager, Asia Pacific region, will continue to lead the Company’s mmWave sales efforts and will report to Ronald Glibbery, the Company’s Chief Executive Officer.

ITEM 6. Exhibits

(a) Exhibits

		Reference				Filed or Furnished
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of the Company	8-K	000-32929	3.6	November 12, 2010
3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company	8-K	000-32929	3.1	February 14, 2017
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on August 27, 2019	8-K	000-32929	3.1	August 27, 2019
3.1.3	Certificate of Amendment to Articles of Incorporation (Name Change)	8-K	000-32929	3.1	December 20, 2021
3.1.4	Certificate of Designation of Series A Special Voting Preferred Stock	8-K	000-32929	3.2	December 20, 2021
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 15, 2023	8-K	000-32929	3.1	December 19, 2023
3.2	Amended and Restated Bylaws of the Company	8-K	000-32929	3.1	November 23, 2021
4.1	Peraso Inc. Amended and Restated 2019 Stock Incentive Plan, as amended	S-8	333-285241	4.4	February 26, 2025
31.1	Rule 13a-14 Certification					X
31.2	Rule 13a-14 Certification					X
32.1	Section 1350 Certification					X
101	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2025, filed with the SEC on May 13, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2025	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)