Form 10-Q
period 2025-06-30
Peraso Inc.
filed 2025-08-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 57,085 as of August 8, 2025.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 6,171,040 as of August 8, 2025.

PERASO INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,761	$3,344
Accounts receivable, net	1,003	682
Inventories, net	1,296	2,079
Prepaid expenses and other	736	188
Total current assets	4,796	6,293

Property and equipment, net	432	512
Right-of-use lease assets	194	267
Other	109	134
Total assets	$5,531	$7,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,278	$1,036
Accrued expenses and other	962	1,987
Deferred revenue	24	341
Short-term lease liabilities	99	139
Total current liabilities	2,363	3,503

Long-term lease liabilities	132	182
Warrant liabilities	49	55
Total liabilities	2,544	3,740
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized, issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 5,933 and 4,474 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5	3
Exchangeable shares, no par value; unlimited shares authorized; 57 and 60 shares outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Issuable shares, 777 and 917 shares at June 30, 2025 and December 31, 2024, respectively	1,011	1,193
Additional paid-in capital	181,391	179,390
Accumulated deficit	(179,420)	(177,120)
Total stockholders’ equity	2,987	3,466
Total liabilities and stockholders’ equity	$5,531	$7,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

`	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenue
Product	$2,218	$4,109	$6,018	$6,785
Royalty and other	2	129	71	269
Total net revenue	2,220	4,238	6,089	7,054
Cost of net revenue	1,147	1,887	2,336	3,397
Gross profit	1,073	2,351	3,753	3,657
Operating expenses
Research and development	1,662	2,644	3,245	5,457
Selling, general and administrative	1,411	2,141	3,022	4,243
Severance and software license obligations	(223)	2,041	(223)	2,063
Total operating expenses	2,850	6,826	6,044	11,763
Loss from operations	(1,777)	(4,475)	(2,291)	(8,106)
Change in fair value of warrant liabilities	(29)	54	6	1,645
Other income (expense), net	(23)	(4)	(15)	5
Net loss	$(1,829)	$(4,425)	$(2,300)	$(6,456)

Net loss per share
Basic and diluted	$(0.31)	$(1.88)	$(0.39)	$(2.75)

Shares used in computing net loss per share
Basic and diluted	5,977	2,358	5,862	2,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Additional
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2024	4,474	$3	917	$1,193	60	$—	$179,390	$(177,120)	$3,466
At-the market sales of stock, net	329	1	—	—	—	—	432	—	433
Shares issued for services	40	—	—	—	—	—	40	—	40
Stock-based compensation	—	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	—	(471)	(471)
Balance as of March 31, 2025	4,843	4	917	1,193	60	—	179,987	(177,591)	3,593
At-the market sales of stock, net	941	1	—	—	—	—	1,078	—	1,079
Issuance of abeyance shares	140	—	(140)	(182)	—	—	182	—	—
Exchange of exchangeable shares	3	—	—	—	(3)	—	—	—	—
Issuance of common stock under stock plan, net	6	—	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	—	—	141	—	141
Net loss	—	—	—	—	—	—	—	(1,829)	(1,829)
Balance as of June 30, 2025	5,933	$5	777	$1,011	57	$—	$181,391	$(179,420)	$2,987

							Additional
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2023	673	$1	—	$—	95	$—	$170,474	$(166,392)	$4,083
Shares issued for reverse stock split	52	—	—	—	—	—	—	—	—
Sale of common stock and warrants, net	563	—	—	—	—	—	3,431	—	3,431
Issuance of common stock upon exercise of warrants	1,001	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,222	—	1,222
Net loss	—	—	—	—	—	—	—	(2,031)	(2,031)
Balance as of March 31, 2024	2,289	2	—	—	95	—	175,127	(168,423)	6,706
Issuance of common stock upon exercise of warrants	307	1	—	—	—	—	—	—	1
Sale of common stock	100	—	—	—	—	—	127	—	127
Exchange of exchangeable shares	8	—	—	—	(8)	—	—	—	—
Issuance of common stock under stock plan, net	2	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	—	—	1,155	—	1,155
Net loss	—	—	—	—	—	—	—	(4,425)	(4,425)
Balance as of June 30, 2024	2,706	$3	—	$—	87	$—	$176,405	$(172,848)	$3,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,300)	$(6,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	1,983
Stock-based compensation	266	2,377
Change in fair value of warrant liabilities	(6)	(1,645)
Shares issued for services	40	—
Other	(13)	(7)
Changes in assets and liabilities
Accounts receivable	(310)	(729)
Inventories	783	—
Prepaid expenses and other assets	(526)	(187)
Accounts payable	242	(130)
Right-of-use assets	73	174
Lease liabilities - operating	(43)	(144)
Deferred revenue, accrued expenses and other	(1,342)	1,555
Net cash used in operating activities	(3,007)	(3,209)
Cash flows from investing activities:
Purchases of property and equipment	(45)	—
Net cash used in investing activities	(45)	—
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	3,559
Proceeds from at-the-market sales of stock, net	1,512	—
Proceeds from option exercises	4	—
Taxes paid to net share settle equity awards	—	(4)
Repayment of financing leases	(47)	(61)
Net cash provided by financing activities	1,469	3,494
Net increase (decrease) in cash and cash equivalents	(1,583)	285
Cash and cash equivalents at beginning of period	3,344	1,583
Cash and cash equivalents at end of period	$1,761	$1,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

Peraso Inc., formerly known as MoSys, Inc. (the Company), was incorporated in California in 1991 and reincorporated in 2000 in Delaware. The Company is a fabless semiconductor company specializing in the development of millimeter wave (mmWave), which is generally described as the frequency band from 24 Gigahertz (GHz) to 300 GHz, wireless technology. The Company derives revenue from selling its semiconductor devices and modules and performance of non-recurring engineering services.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $2.3 million for the six months ended June 30, 2025 and $10.7 million for the year ended December 31, 2024 and had an accumulated deficit of approximately $179.4 million as of June 30, 2025. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of its common stock and warrants and the issuance of convertible notes and loans to investors and affiliates.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was approximately $16,800 and $30,000 as of June 30, 2025 and December 31, 2024, respectively.

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

Royalty and other

Historically, the Company’s licensing contracts for its memory technology typically provided for royalties based on the licensee’s use of the Company’s memory technology in its currently shipping commercial products. The Company estimates its royalty revenue in the calendar quarter in which the licensee uses the licensed technology. Payments are received in the subsequent quarter. The Company also generates revenue from licensing its technology. The Company recognizes license fees as revenue at the point of time when the control of the license has been transferred and the Company has no continuing performance obligations to the customer.

Engineering services revenue

Engineering and development contracts with customers generally contain a single performance obligation that is delivered over time. Revenue is recognized using an output method that is consistent with the satisfaction of the performance obligation as a measure of progress.

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of June 30, 2025 and December 31, 2024, contract liabilities were in a current position and included in deferred revenue.

During the six months ended June 30, 2025, the Company recognized approximately $320,000 of revenue that had been included in deferred revenue as of December 31, 2024.

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

Per-Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of exchangeable shares and shares of common stock outstanding during the period. In addition, the Company includes the number of abeyance shares and shares of common stock issuable upon exercise of pre-funded warrants as outstanding. Diluted net loss per share gives effect to all potentially dilutive exchangeable and common shares outstanding during the period. Potentially dilutive common shares consist of incremental exchangeable shares and shares of common stock issuable upon the achievement of escrow terms, exercise of stock options, vesting of stock awards and exercise of warrants.

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	Six months ended
	June 30,
	2025	2024
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	1,255	34
Unvested restricted common stock units	3	10
Warrants classified as equity	8,770	8,094
Warrants classified as liabilities	235	235
Total	10,309	8,419

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

Note 2. Fair Value of Financial Instruments

The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	June 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$49	$—	$—	$49

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$55	$—	$—	$55

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represent the Company’s determination of fair value for its financial assets (cash equivalents) (in thousands):

	June 30, 2025
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,761	$—	$—	$1,761

	December 31, 2024
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,344	$—	$—	$3,344

Note 3. Balance Sheet Detail

	June 30,	December 31,
	2025	2024
	(in thousands)
Inventories:
Raw materials	$296	$627
Work-in-process	283	473
Finished goods	717	979
	$1,296	$2,079

	June 30,	December 31,
	2025	2024
	(in thousands)
Accrued Expenses and Other:
Accrued wages and employee benefits	$401	$457
Professional fees, legal and consulting	257	223
Software license obligations	197	1,118
Severance benefits	10	118
Warranty accrual	23	34
Other	74	37
	$962	$1,987

Note 4. Severance and Software License Obligations

In November 2023, the Company implemented an employee lay-off and terminated certain consulting positions (the Reductions) to reduce operating expenses and cash burn, as the Company prioritized business activities and projects that it believes will have a higher return on investment. As part of the Reductions, the Company implemented a temporary lay-off that impacted 16 employees (the Employees) of Peraso Tech. During the six months ended June 30, 2024, the Company determined that it would not recall any of the 11 Employees that remained on the Company’s payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result of the termination of the Employees’ employment, the Company recorded severance charges of approximately $446,000 during the six months ended June 30, 2024. The remaining severance liabilities of approximately $10,000 as of June 30, 2025 were paid in July 2025.

As a result of the decision to not recall the Employees, the Company determined that it was probable that a number of its non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, the Company accrued the value of the remaining contractual liabilities of approximately $1,617,000. During the three months ended June 30, 2025, a licensor terminated one of the license agreements and initiated a refund of approximately $56,300 for amounts previously paid by the Company. As a result, the Company reversed approximately $222,600 of expense and approximately $166,300 of the related contractual liabilities for this licensor during the three months ended June 30, 2025. As of June 30, 2025, the remaining contractual liabilities of approximately $0.2 million and $0.2 million were included in accrued expenses and other (see Note 3) and accounts payable, respectively, which are expected to be paid by September 30, 2025.

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

In May 2022, the Company entered into a lease for the facility in Markham with a 60-month term, which commenced June 21, 2022. The initial right-of-use asset and corresponding liability of approximately CAD$1.0 million for the Markham facility lease were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities was 8%. The Markham landlord also provided a lease incentive of approximately CAD$286,200 (the Incentive). In 2023, the Company received payment of CAD$143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each calendar year during the remaining lease term. As of June 30, 2025, the pending Incentive to be received was CAD$71,550.

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

The following table provides the details of right-of-use assets and lease liabilities as of June 30, 2025 (in thousands):

Right-of-use assets:
Operating leases	$179
Finance leases	15
Total right-of-use assets	$194
Lease liabilities:
Operating leases	$224
Finance leases	7
Total lease liabilities	$231

Future minimum payments under the leases at June 30, 2025 are listed in the table below (in thousands):

Year ending December 31,
2025	$48
2026	107
2027	99
Total future lease payments	254
Less: imputed interest	(23)
Present value of lease liabilities	$231

The following table provides the details of supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$164	$211

Rent expense was approximately $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Rent expense was approximately $0.2 million and $0.3 million for the six-months ended June 30, 2025 and 2024, respectively. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended June 30, 2025 and 2024 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three and six months ended June 30, 2025 and 2024.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory. At June 30, 2025, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $3.1 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total net revenue	$2,220	$4,238	$6,089	$7,054

Less:
Cost of net revenue	1,147	1,887	2,336	3,397
Research and development	610	979	1,214	2,058
Salaries	1,518	1,562	2,962	3,135
Stock-based compensation	141	1,155	266	2,376
Severance and software license obligations	(223)	2,041	(223)	2,063
Other operating expenses	804	1,089	1,825	2,131
Other (income) expense, net	52	(50)	9	(1,650)
Net loss	$(1,829)	$(4,425)	$(2,300)	$(6,456)

Concentrations

The Company recognized revenue from shipments of products, licensing of its technologies and performance of services to customers by geographical destination as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Europe	$1,204	$561	$1,733	$755
Taiwan	570	71	1,590	161
North America	8	3,308	1,779	5,539
Hong Kong	2	234	8	446
Rest of the world	436	64	979	153
Total net revenue	$2,220	$4,238	$6,089	$7,054

The following is a breakdown of product revenue by category (in thousands):

	Three months Ended June 30,		Six Months Ended June 30,
Product category	2025	2024	2025	2024
Memory ICs	$—	$3,428	$2,267	$5,811
mmWave ICs	1,318	127	2,293	204
mmWave modules	886	553	1,444	757
mmWave other products	14	1	14	13
	$2,218	$4,109	$6,018	$6,785

The following table lists significant customers that represented more than 10% of total revenue during each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	32%	*	12%	*
Customer B	21%	12%	15%	*
Customer C	17%	*	*	*
Customer D	17%	*	*	*
Customer E	*	*	19%	*
Customer F	*	55%	26%	53%
Customer G	*	24%	*	23%

*	Represents less than 10%

The following table lists significant customers that represented more than 10% of the net accounts receivable balance at each respective balance sheet date:

	June 30,	December 31,
	2025	2024
Customer A	71%	*
Customer B	21%	*
Customer C	*	58%
Customer D	*	18%
Customer E	*	15%

*	Represents less than 10%

The following table lists significant vendors that represented more than 10% of the total accounts payable balance at each respective balance sheet date:

	June 30,	December 31,
	2025	2024
Vendor A	19%	*
Vendor B	24%	15%
Vendor C	*	16%

*	Represents less than 10%

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

Stock-Based Compensation Expense

The Company reflected compensation costs related to the vesting of stock options of $0.2 million and $2.0 million during each of the six-month periods ended June 30, 2025 and 2024, respectively. At June 30, 2025, the unamortized compensation cost was approximately $0.8 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.3 years. The Company reflected compensation costs of approximately $25,000 and $0.4 million related to the vesting of restricted stock units during each of the six-month periods ended June 30, 2025 and 2024, respectively. The unamortized compensation cost at June 30, 2025 was approximately $22,000 related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 0.3 years.  No stock options were granted or exercised during the six months ended June 30, 2024.

Valuation Assumptions and Expense Information for Stock-Based Compensation

The fair value of the Company’s share-based payment awards for the six months ended June 30, 2025 was estimated on the grant dates using the Black-Scholes model with the following assumptions:

Six Months Ended June 30, 2025
Interest rate (risk-free rate)	4.34%
Expected volatility	119%
Expected term	4.38 years
Expected dividend	0%
Fair value of option grants (in thousands)	$832

The risk-free interest rate was derived from the U.S. Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the historical volatility of the Company’s stock price over the expected term of the options. The expected term of options granted was derived from historical data based on employee exercises and post-vesting employment termination behavior. A dividend yield of zero is applied because the Company has never paid dividends and has no intention to pay dividends in the near future. The Company accounts for forfeitures as they occur.

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

The following table summarizes the activity in the shares available for grant under the Plans during the three and six months ended June 30, 2025 and options outstanding as of June 30, 2025 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2024	1,544	30	$130.14
Options granted	(1,325)	1,325	$0.78
RSUs granted	(2)	—	—
Balance as of March 31, 2025	217	1,355	$130.14
RSUs cancelled and returned to the 2019 Plan	1	—	—
Options exercised	—	(5)	$0.78
Options cancelled and returned to the 2019 Plan	95	(95)	$0.78
Balance as of June 30, 2025	313	1,255	$3.54

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2025 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $1.00	1,225	9.53	$0.78	142	$0.78	$44
$1.01 - $62.80	2	4.39	$62.80	2	$62.80	—
$62.81 - $599.60	28	5.53	$110.13	27	$110.32	—
$0.00 - $599.60	1,255	9.43	$3.54	171	$53.22	$44

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2024	2	$37.69
Granted	2	$1.00
Non-vested shares as of March 31, 2025	4	$18.88
Vested	(1)	$42.65
Non-vested shares as of June 30, 2025	3	$4.88

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

Shares Issued for Services

In January 2025, the Company issued 40,000 unregistered shares of common stock with a fair value of approximately $40,000 to a service provider.

ATM Offering

On August 30, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with Ladenburg with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock. On December 10, 2024, the Company increased the maximum aggregate offering amount of common stock issuable pursuant to the Sales Agreement to $2,693,527. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. The Company has no obligation to sell any shares pursuant to the Sales Agreement and either the Company or Ladenburg may terminate the Sales Agreement in accordance with its terms. During the three and six months ended June 30, 2025, the Company sold 941,192 and 1,270,158 shares of common stock for net proceeds of approximately $1,086,000 and $1,512,000, respectively, pursuant to the Sales Agreement.

Note 9. Warrants

Warrant Inducement Offering and Amendment to Series C Warrants

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

On November 5, 2024, the Company entered into inducement offer letter agreements (the Inducement Letters) with certain holders (the Holders) of existing Series B warrants (the Existing Warrants) to purchase up to an aggregate of 2,246,030 shares of the Company’s common stock. Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their Existing Warrants at a reduced exercise price of $1.30 per share in consideration for the Company’s agreement to issue in a private placement (i) new Series C common stock purchase warrants (the Series C Warrants) to purchase an aggregate of 2,246,030 shares of common stock and (ii) new Series D common stock purchase warrants (the Series D Warrants) to purchase an aggregate of 2,246,030 shares of common stock. The Series C Warrants have an exercise price of $1.61 per share, were exercisable upon issuance and originally expired on the six-month anniversary of the date of issuance. On May 2, 2025, the Company extended the expiration date of its Series C Warrants to purchase an aggregate of 2,246,030 shares of common stock from May 6, 2025 to August 4, 2025, by entering into an amendment with each holder of the Series C Warrants. The Series D Warrants have an exercise price of $1.61 per share, were exercisable upon issuance and expire on the five-year anniversary of the date of issuance.

Upon exercise of the Existing Warrants, the Company issued 1,328,650 shares of its common stock while the remaining 917,380 shares (Issuable Shares) remained under abeyance, pending issuance instructions from the Holders, pursuant to the terms of the Inducement Letters. The Company accounted for the issuance of the: i) 1,328,650 shares of its common stock, ii) the Series C Warrants to purchase 2,246,030 shares of the Company’s common stock, iii) the Series D Warrants to purchase 2,246,030 shares of the Company’s common stock, and iv) the remaining 917,380 Issuable Shares as a single equity transaction for gross proceeds of approximately $2.92 million at the reduced exercise price of $1.30 per share. The fair value of the unissued Issuable Shares at each balance sheet date has been presented separately as issuable shares on the condensed consolidated balance sheets and statements of stockholders’ equity.

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

As of June 30, 2025, the Company had the following Purchase Warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration Date
Warrants issued - November 2022	92	$40.00	May 28, 2028
Warrants issued - June 2023	143	$28.00	June 2, 2028
	235

The following table sets forth changes in the fair value of the Purchase Warrants outstanding (amounts in thousands):

	Number of Warrants
	on Common Shares	Amount
Balance as of December 31, 2024	235	$55
Change in fair value of warrants	—	(35)
Balance as of March 31, 2025	235	$20
Change in fair value of warrants	—	29
Balance as of June 30, 2025	235	$49

The outstanding Purchase Warrants had no intrinsic value at June 30, 2025.

The fair value of the Purchase Warrants at June 30, 2025 was determined using the Black Scholes model with the assumptions in the following table.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	2.9 years	2.9 years
Interest rate (risk-free rate):	3.83%	3.83%
Expected volatility	126%	125%
Expected dividend	—	—
Fair value of warrants (in thousands)	$22	$27

The fair value of the Purchase Warrants at December 31, 2024 was determined using the Black Scholes model with the assumptions in the following table.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	3.4 years	3.4 years
Interest rate (risk-free rate):	4.38%	4.38%
Expected volatility	115%	117%
Expected dividend	—	—
Fair value of warrants (in thousands)	$25	$30

Warrants Classified as Equity

As of June 30, 2025, the Company had the following equity-classified common stock purchase warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common Stock Warrant	7	$28.00	June 2, 2028
Series A warrants	3,975	$2.250	February 8, 2029
Series A warrants	139	$2.625	February 8, 2029
Series C warrants	2,246	$1.610	August 4, 2025
Series C warrants	157	$1.625	November 6, 2029
Series D warrants	2,246	$1.610	November 6, 2029
Balance as of June 30, 2025	8,770

The outstanding equity-classified warrants had no intrinsic value at June 30, 2025.

Note 10. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. The Company recorded compensation expense of approximately $28,600 and $27,800 for the employed family member during the three months ended June 30, 2025 and 2024, respectively. The Company recorded compensation expense of approximately $56,100 and $55,300 for the employed family member during the six months ended June 30, 2025 and 2024, respectively.

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

Note 12. Subsequent Events

Amendment to Series C Warrants

On August 4, 2025, the Company extended the expiration date of its outstanding Series C Warrants to purchase an aggregate of 2,246,030 shares of common stock from August 4, 2025 to December 5, 2025, by entering into a second amendment with each holder of the Series C Warrants. See Note 9 for additional information about the Series C Warrants.

Issuance of Common Stock under ATM Offering Program

Subsequent to June 30, 2025, the Company sold 238,049 shares of common stock for net proceeds of approximately $254,364 pursuant to the Sales Agreement (see Note 8).

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

Overview

Our strategy and primary business objective is to be a profitable, IP-rich fabless semiconductor company offering integrated circuits, or ICs, antenna modules and related non-recurring engineering services. We specialize in the development of mmWave semiconductors, primarily in the unlicensed 60 GHz spectrum band for 802.11ad/ay-compliant devices and in the 28/39 GHz spectrum bands for 5G-compliant devices. We derive our revenue from selling semiconductor devices, as well as antenna modules based on using those mmWave semiconductor devices. We have pioneered a high-volume mmWave IC production test methodology using standard, low-cost production test equipment. It has taken us several years to refine performance of this production test methodology, and we believe this places us in a leadership position in addressing the operational challenges of delivering mmWave products into high-volume markets. We also produce and sell complete mmWave antenna modules. The primary advantage provided by our antenna modules is that our proprietary mmWave ICs and the antenna are integrated into a single device. A differentiating characteristic of mmWave technology is that the RF amplifiers must be as close as possible to the antenna to minimize loss. With our module, we can guarantee the performance of the amplifier/antenna interface and simplify customers’ radio frequency, or RF, engineering, facilitating more opportunities for customer prospects that have not provided RF-type systems, as well as shortening the time to market for new products.

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

We incurred net losses of approximately $2.3 million for the six months ended June 30, 2025 and $10.7 million for the year ended December 31, 2024, and we had an accumulated deficit of approximately $179.4 million as of June 30, 2025. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Recent Developments

Compliance with Nasdaq Minimum Bid Price Requirement

On April 4, 2025, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on April 3, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). On June 18, 2025, we received a notification letter from Nasdaq notifying us that we had regained compliance with the minimum bid price requirement.

Unsolicited, Non-binding Proposal from Mobix Labs, Inc.; Update on Strategic Review Process and Capital Strategy

On June 27, 2025, we confirmed in a public press release the receipt of an unsolicited, non-binding proposal from Mobix Labs, Inc. (“Mobix”) to acquire all of the Company’s issued and outstanding equity securities in exchange for newly issued shares of Mobix common stock, with a fixed exchange ratio based on the average daily closing price of the Company’s common stock over the 30 calendar days ending on June 11, 2025, plus a 20% premium, or approximately $1.20 per share (the “Mobix Proposal”).

On July 11, 2025, we announced that our board of directors (the “Board”) has authorized the exploration of strategic alternatives, including a merger, sale of assets or other similar transaction, all intended to maximize stockholder value and further our business operations. We retained Craig-Hallum Capital Group LLC as our financial advisor to assist with the exploration process. As part of this process, the Board is evaluating the Mobix Proposal.

In addition, management is pursuing a wide variety of potential funding arrangements to address our short-term cash needs and provide the capital necessary to support our operations, while at the same time conserving cash by delaying or deferring certain expenditures. There can be no assurance that the exploration process will result in any strategic alternative, or as to its outcome or timing. Additionally, there can be no assurance that we will secure any financing arrangement or complete any capital transaction, that we will enter into negotiations with Mobix or any third party, that the Mobix Proposal or any strategic alternative will result in a formal offer, or that any such offer or alternative will ultimately lead to a completed transaction.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	June 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Product - three months ended	$2,218	$4,109	$(1,891)	(46)%
Percentage of total net revenue	100%	97%
Product - six months ended	$6,018	$6,785	$(767)	(11)%
Percentage of total net revenue	99%	96%

The following table details revenue by product category for the three and six months ended June 30, 2025 and 2024:

(amounts in thousands)	For the Three Months Ended June 30,
Product category	2025	2024	change
Memory ICs	$—	$3,428	$(3,428)
mmWave ICs	1,318	127	1,191
mmWave modules	886	553	333
mmWave other products	14	1	13
	$2,218	$4,109	$(1,891)

(amounts in thousands)	Six Months Ended June 30,
Product category	2025	2024	change
Memory ICs	$2,267	$5,811	$(3,544)
mmWave ICs	2,293	204	2,089
mmWave modules	1,444	757	687
mmWave other products	14	13	1
	$6,018	$6,785	$(767)

Product revenue decreased for the three and six months ended June 30, 2025 compared with the same periods of 2024 primarily due to the decrease in our memory IC product shipments attributable to the completion of final EOL shipments in March 2025. The decrease was partially offset by an increase in shipments of our mmWave ICs and antenna modules.

We expect sales of our mmWave products to increase from a volume and revenue perspective during 2025, based on our current order backlog and the expected commencement of production shipments to new customers.

	June 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Royalty and other - three months ended	$2	$129	$(127)	(98)%
Percentage of total net revenue	—	3%
Royalty and other - six months ended	$71	$269	$(198)	(74)%
Percentage of total net revenue	1%	4%

Royalty and other revenue includes royalty, non-recurring engineering services and license revenues. The decrease in royalty and other revenue for the three and six months ended June 30, 2025 compared with the same periods of 2024 was primarily due to a decrease in royalty revenues from licensees of our memory technology due to reduced shipments by these licensees, which we attribute to the discontinuation of the foundry process by TSMC, and decreases in non-recurring engineering services revenue related to our mmWave technology.

Cost of Net Revenue and Gross Profit

	June 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$1,147	$1,887	$(740)	(39)%
Percentage of total net revenue	52%	45%
Cost of net revenue -six months ended	$2,336	$3,397	$(1,061)	(31)%
Percentage of total net revenue	38%	48%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including depreciation of production-related fixed assets and, prior to January 1, 2025, amortization of intangible assets.

Cost of net revenue decreased for the three months ended June 30, 2025 when compared with the same period in 2024, primarily related to the decrease of amortization of developed technology intangible assets of approximately $0.6 million, as these assets were fully amortized as of December 31, 2024. The decrease was partially offset by an increase in cost of sales of our mmWave IC and module products attributable to increased shipments during the three months ended June 30, 2025 as compared with the prior year period. Cost of net revenue decreased for the six months ended June 30, 2025 when compared with the same period in 2024, primarily related to the decrease of amortization of developed technology intangible assets of approximately $1.1 million, as these assets were fully amortized as of December 31, 2024. The decrease was partially offset by an increase in cost of sales of our mmWave IC and module products attributable to increased shipments during the six months ended June 30, 2025 as compared with the prior year period.

June 30,	Change
2025	2024	2024 to 2025
(dollar amounts in thousands)
Gross profit -three months ended	$1,073	$2,351	$(1,278)	(54)%
Percentage of total net revenue	48%	55%
Gross profit -six months ended	$3,753	$3,657	$96	3%
Percentage of total net revenue	62%	52%

Gross profit decreased for the three months ended June 30, 2025 compared with the same period of 2024 primarily due to decreases in product and royalty revenues, and product revenue mix, as we had no sales of our memory IC products during the three months ended June 30, 2025, which historically had higher profit margins than our mmWave IC and module products. During the three months ended June 30, 2025, we sold mmWave inventory with a cost of approximately $0.2 million that had been written down in prior periods.

Gross profit increased for the six months ended June 30, 2025 compared with the same period of 2024 primarily due to an increase in sales of our mmWave IC and module products, partially offset by a decrease in sales of our memory IC products and a decrease in royalty revenue. During the six months ended June 30, 2025, we sold mmWave inventory with a cost of approximately $0.3 million that had been written down in prior periods.

Research and Development

	June 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Research and development -three months ended	$1,662	$2,644	$(982)	(37)%
Percentage of total net revenue	75%	62%
Research and development -six months ended	$3,245	$5,457	$(2,212)	(41)%
Percentage of total net revenue	53%	77%

Our research and development, or R&D, expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for the three and six months ended June 30, 2025 compared with the same periods of 2024 was primarily due to: i) reduced salary and consulting costs, as we implemented reductions in force in February and November 2023 and terminated consultant contracts, ii) reduced rent expense for our San Jose office as we significantly reduced the space we rent effective January 2025, and iii) reduced software license expense, as during the three and six months ended June 30, 2024, we accrued the value of certain of our software license obligations (see Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We expect that total R&D expenses will decrease during 2025 compared with 2024, as a result of our cost reduction initiatives.

Selling, General and Administrative

	June 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
SG&A-three months ended	$1,411	$2,141	$(730)	(34)%
Percentage of total net revenue	64%	51%
SG&A months ended	$3,022	$4,243	$(1,221)	(29)%
Percentage of total net revenue	50%	60%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of certain intangible assets.

The decrease for the three months ended June 30, 2025 compared with the same period of 2024 was primarily attributable to reductions in expenses for facilities, stock based compensation and amortization of purchased intangible assets for customer relationships of approximately $0.3 million, which were fully amortized as of December 31, 2024. The decrease for the six months ended June 30, 2025 compared with the same period of 2024 was primarily attributable to reductions in expenses for facilities, stock based compensation and amortization of purchased intangible assets for customer relationships of approximately $0.5 million, which were fully amortized as of December 31, 2024. These decreases were partially offset by increases in consulting and professional services costs. We expect that total SG&A expense will remain flat or slightly decrease for the remainder of 2025 compared with 2024, as we continue to manage our SG&A costs.

Severance and Software License Obligations

	June 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Severance and software license obligations -three months ended	$(223)	$2,041	$(2,264)	(111)%
Percentage of total net revenue	(10)%	48%
Severance and software license obligations -six months ended	$(223)	$2,063	$(2,286)	(111)%
Percentage of total net revenue	(4)%	29%

In November 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. During the six months ended June 30, 2024, we determined that we would not recall any of the 11 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result, we recorded severance charges of approximately $0.4 million for each of the three and six months ended June 30, 2024. The remaining severance liabilities of approximately $10,000 as of June 30, 2025 were paid in July 2025.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, we expensed the value of the remaining contractual liabilities and recorded liabilities of approximately $1.6 million. During the three months ended June 30, 2025, a licensor terminated one of the license agreements and initiated a refund of approximately $56,300 for amounts previously paid by us. As a result, we reversed approximately $222,600 of expense and approximately $166,300 of the related contractual liabilities for this licensor during the three months ended June 30, 2025. As of June 30, 2025, the remaining contractual liabilities of approximately $0.2 million and $0.2 million were included in accrued expenses and other (see Note 3 to the condensed consolidated financial statements) and accounts payable, respectively, which are expected to be paid by September 30, 2025.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2025, we had cash and cash equivalents of $1.8 million and working capital of $2.4 million.

Net cash used in operating activities was $3.0 million for the first six months of 2025, which primarily resulted from our net loss of $2.3 million, as adjusted for $1.1 million in net changes in assets and liabilities, as partially offset by non-cash charges of $0.1 million of depreciation and amortization and $0.3 million of stock based compensation. The changes in assets and liabilities primarily related to the timing of collections of receivables, purchases of inventory and other vendor payables and prepayments.

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

Net cash used in investing activities was approximately $45,000 for the first six months of 2025, which was attributable to the purchase of fixed assets.

For the six months ended June 30, 2024, no cash was provided by or used in investing activities.

Net cash provided by financing activities for the six months ended June 30, 2025 comprised $1.5 million of net proceeds from sales under our at-the market offering program, partially offset by repayment of financing lease liabilities.

Net cash provided by financing activities of $3.5 million for the six months ended June 30, 2024 primarily comprised $3.4 million in net proceeds from a public offering of our common stock and common stock purchase warrants completed in February 2024 and a $0.1 million sale of unregistered common stock to a member of our board of directors.

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

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory. At June 30, 2025, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $3.1 million.

Going Concern - Working Capital

We incurred net losses of approximately $2.3 million for the six months ended June 30, 2025 and $10.7 million for the year ended December 31, 2024, and we had an accumulated deficit of approximately $179.4 million as of June 30, 2025. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through loans, offerings of common stock and warrants and issuances of convertible notes.

We expect to continue to incur operating losses during 2025, as we ceased shipments of our memory products in March 2025 and continue to secure new customers for and continue to invest in the development of our products. Further, we expect our cash expenditures to continue to exceed receipts for at least the next 12 months, as our revenues will not be sufficient to offset our operating expenses. In addition, we may incur substantial costs related to the Mobix Proposal and our strategic alternative exploration process, which costs may include the fees of our financial and legal advisors. We believe that our existing cash and cash equivalents as of June 30, 2025 will enable us to meet our capital needs into the fourth quarter of 2025.

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

As further discussed in Note 9 to the condensed consolidated financial statements, in November 2024, we entered into a warrant inducement offering for net proceeds of approximately $2.6 million. Additionally, as further discussed in Note 8 to the condensed consolidated financial statements, on August 30, 2024, we entered into the Sales Agreement with Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program. During the six months ended June 30, 2025, we sold 1,270,158 shares of common stock for proceeds of approximately $1,512,000 (net of commissions of approximately $47,000 paid to Ladenburg) pursuant to the Sales Agreement. Further, during 2023 and 2024, we implemented reductions in our workforce and eliminated 19 full-time equivalent positions. These cost reduction actions were intended to preserve cash, as we kept capital expenditures to minimum levels in order to reduce operating costs and our short-term cash needs.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the six months ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our consolidated financial statements as of June 30, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2025, we had cash and cash equivalents of $1.8 million and an accumulated deficit of $179.4 million. We believe that our existing cash and cash equivalents as of June 30, 2025 and expected receipts associated with forecasted product sales, will enable us to meet our capital needs into the fourth quarter of 2025.

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

We received an unsolicited, non-binding proposal to acquire all of the outstanding shares of our common stock. This action and future actions by stockholders could adversely affect our business and relationships with our customers, suppliers and employees and divert time from our management.

On June 27, 2025, we confirmed in a public press release the receipt of an unsolicited, non-binding proposal from Mobix Labs, Inc. (“Mobix”) to acquire all of the Company’s issued and outstanding equity securities in exchange for newly issued shares of Mobix common stock, with a fixed exchange ratio based on the average daily closing price of the Company’s common stock over the 30 calendar days ending on June 11, 2025, plus a 20% premium, or approximately $1.20 per share (the “Mobix Proposal”). As part of the Company’s exploration of strategic alternatives, which is described below, the Board is carefully reviewing the Mobix Proposal to determine the course of action that it believes is in the best interest of the Company and its stockholders. There can be no assurance that any transaction will be completed at this price or at any other price with Mobix or any other third party.

Reviewing the Mobix Proposal has and may continue to divert management’s and our board of directors’ attention and may require us to incur significant costs related to our engagement of advisors. Any further actions by Mobix or others may disrupt our business and operations by causing uncertainty among and potentially loss of current and prospective employees, partners, suppliers and other constituencies important to our success or delay potential initiatives, transactions or the like that we may pursue. Any of the foregoing could materially and negatively impact our business and financial results. Any perceived uncertainties as to our future direction also may adversely affect the market price and volatility of our common stock.

Our evaluation of strategic alternatives may not lead to a favorable outcome and could create business disruption and stock price volatility.

On July 11, 2025, we announced that our Board has authorized the exploration of strategic alternatives, including a merger, sale of assets or other similar transaction, all intended to maximize stockholder value and further our business operations. We retained Craig-Hallum Capital Group LLC as our financial advisor to assist with the exploration process. As part of this process, the Board is evaluating the Mobix Proposal. We currently have no commitments or agreements and are not negotiating with any parties relating to a merger, sale of assets or other similar transaction with us.

The process of reviewing potential strategic alternatives may be time-consuming, distracting, and disruptive to our business operations, which may cause concern to our employees, investors, strategic partners, and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our share price. We may incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic alternatives.

There can be no assurance that our strategic review process will result in any transaction or other strategic outcome. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms.

We do not intend to disclose further developments on this strategic review process unless and until we determine that such disclosure is appropriate or necessary. If we determine to engage in a transaction as a result of our exploration and evaluation of strategic alternatives, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Moreover, the review of strategic alternatives may disrupt our business by causing uncertainty among current and potential employees, suppliers, customers and investors, and could expose us to potential litigation. The selection and execution of a strategic alternative may lead to similar disruptions, and parties advocating for alternatives not selected may solicit support for such other alternatives, causing further disruption. Until the process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners. Further, any alternative strategic paths that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.

If we are unable to satisfy the continued listing requirements of Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

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

On April 4, 2025, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on April 3, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). On June 18, 2025, we received a notification letter from Nasdaq notifying us that we had regained compliance with the minimum bid price requirement.

There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement and other continued listing requirements of Nasdaq, or that our common stock will not be delisted in the future.

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

Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, we commenced an end-of-life (“EOL”) of our memory products in 2023. In March 2025, we fulfilled all outstanding EOL orders for our memory IC products. We do not expect any further shipments or to generate any meaningful revenue from shipments of our memory IC products after March 2025. For the six months ended June 30, 2025 and 2024, our memory IC products represented approximately 38% and 86% of our revenues, respectively. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

We have a history of losses, and we will need to raise additional capital.

We incurred net losses of approximately $2.3 million for the six months ended June 30, 2025 and $10.7 million for the year ended December 31, 2024, and we had an accumulated deficit of approximately $179.4 million as of June 30, 2025. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we may need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

Our reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

In November 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. During the six months ended June 30, 2024, we determined that we would not recall any of the 11 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. The remaining severance liabilities as of June 30, 2025 were paid in July 2025.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the six months ended June 30, 2024, we expensed the value of the remaining contractual liabilities and recorded liabilities of approximately $1.6 million. During the three months ended June 30, 2025, a licensor terminated one of the license agreements and initiated a refund of approximately $56,300 for amounts previously paid by us. As a result, we reversed approximately $222,600 of expense and approximately $166,300 of the related contractual liabilities for this licensor during the three months ended June 30, 2025. As of June 30, 2025, the remaining contractual liabilities of approximately $0.2 million and $0.2 million were included in accrued expenses and other (see Note 3 to the condensed consolidated financial statements) and accounts payable, respectively, which are expected to be paid by September 30, 2025.

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

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our supply chain, as well as our business, results of operations and financial condition. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this “Risk Factors” section and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” of Form 8-K.

Stock Option Awards to Named Executive Officers

On August 7, 2025, the compensation committee of the Company’s board of directors awarded 25,000 stock options to each of Ronald Glibbery, the Company’s Chief Executive Officer, James Sullivan, the Company’s Chief Financial Officer, and Bradley Lynch, the Company’s Chief Operating Officer. The stock options have an exercise price of $0.8399 per share and vest in equal monthly installments over 36 months beginning on the one month anniversary of the grant date, subject to continued service on each vesting date. The stock options expire on August 7, 2035. The stock options were awarded pursuant to the Company’s Amended and Restated 2019 Stock Incentive Plan, as amended.

The foregoing description of the stock option awards does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Notice of Grant of Stock Option Award and Agreement, which is attached hereto as Exhibit 4.1, and is incorporated herein by reference.

ITEM 6. Exhibits

(a) Exhibits

		Reference				Filed or Furnished
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of the Company	8-K	000-32929	3.6	November 12, 2010
3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company	8-K	000-32929	3.1	February 14, 2017
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on August 27, 2019	8-K	000-32929	3.1	August 27, 2019
3.1.3	Certificate of Amendment to Articles of Incorporation (Name Change)	8-K	000-32929	3.1	December 20, 2021
3.1.4	Certificate of Designation of Series A Special Voting Preferred Stock	8-K	000-32929	3.2	December 20, 2021
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 15, 2023	8-K	000-32929	3.1	December 19, 2023
3.2	Amended and Restated Bylaws of the Company	8-K	000-32929	3.1	November 23, 2021
4.1*	Form of Notice of Grant of Stock Option Award and Agreement pursuant to the Peraso Inc. 2019 Stock Incentive Plan	S-8	333-234675	4.10	November 13, 2019
10.1	Form of Amendment to Series C Common Stock Purchase Warrant	8-K	000-32929	10.1	May 2, 2025
31.1	Rule 13a-14 Certification					X
31.2	Rule 13a-14 Certification					X
32.1	Section 1350 Certification					X
101	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2025, filed with the SEC on August 13, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	Management contract, compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2025	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)