Form 10-Q
period 2025-09-30
Peraso Inc.
filed 2025-11-12
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 57,085 as of November 7, 2025.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 8,924,662 as of November 7, 2025.

PERASO INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,865	$3,344
Accounts receivable, net	1,783	682
Inventories, net	1,574	2,079
Prepaid expenses and other	350	188
Total current assets	5,572	6,293

Property and equipment, net	399	512
Right-of-use lease assets	161	267
Other	106	134
Total assets	$6,238	$7,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,465	$1,036
Accrued expenses and other	901	1,987
Deferred revenue	14	341
Short-term lease liabilities	92	139
Total current liabilities	2,472	3,503

Long-term lease liabilities	100	182
Warrant liabilities	65	55
Total liabilities	2,637	3,740
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized, issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 7,580 and 4,474 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5	3
Exchangeable shares, no par value; unlimited shares authorized; 57 and 60 shares outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Issuable shares, 837 and 917 shares at September 30, 2025 and December 31, 2024, respectively	988	1,193
Additional paid-in capital	183,238	179,390
Accumulated deficit	(180,630)	(177,120)
Total stockholders’ equity	3,601	3,466
Total liabilities and stockholders’ equity	$6,238	$7,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

`	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenue
Product	$3,062	$3,811	$9,080	$10,596
Royalty and other	172	30	243	299
Total net revenue	3,234	3,841	9,323	10,895
Cost of net revenue	1,417	2,034	3,753	5,431
Gross profit	1,817	1,807	5,570	5,464
Operating expenses
Research and development	1,528	2,158	4,773	7,615
Selling, general and administrative	1,479	2,349	4,501	6,592
Severance and software license obligations	—	—	(223)	2,063
Total operating expenses	3,007	4,507	9,051	16,270
Loss from operations	(1,190)	(2,700)	(3,481)	(10,806)
Change in fair value of warrant liabilities	(16)	4	(10)	1,649
Other expense, net	(4)	(16)	(19)	(11)
Net loss	$(1,210)	$(2,712)	$(3,510)	$(9,168)

Net loss per share
Basic and diluted	$(0.17)	$(0.98)	$(0.55)	$(3.62)

Shares used in computing net loss per share
Basic and diluted	7,257	2,780	6,332	2,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Issuable Shares		Exchangeable Shares		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2024	4,474	$3	917	$1,193	60	$—	$179,390	$(177,120)	$3,466
At-the market sales of stock, net	329	1	—	—	—	—	432	—	433
Shares issued for services	40	—	—	—	—	—	40	—	40
Stock-based compensation	—	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	—	(471)	(471)
Balance as of March 31, 2025	4,843	4	917	1,193	60	—	179,987	(177,591)	3,593
At-the market sales of stock, net	941	1	—	—	—	—	1,078	—	1,079
Issuance of abeyance shares	140	—	(140)	(182)	—	—	182	—	—
Exchange of exchangeable shares	3	—	—	—	(3)	—	—	—	—
Issuance of common stock under stock plan, net	6	—	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	—	—	141	—	141
Net loss	—	—	—	—	—	—	—	(1,829)	(1,829)
Balance as of June 30, 2025	5,933	5	777	1,011	57	—	181,391	(179,420)	2,987
At-the market sales of stock, net	733	—	—	—	—	—	744	—	744
Issuance of abeyance shares	777	—	(777)	(1,011)	—	—	1,011	—	—
Issuance of common stock and warrants from warrant inducement offering, net	115	—	837	988	—	—	(55)	—	933
Issuance of common stock under stock plan, net	22	—	—	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	—	—	131	—	131
Net loss	—	—	—	—	—	—	—	(1,210)	(1,210)
Balance as of September 30, 2025	7,580	$5	837	$988	57	$—	$183,238	$(180,630)	$3,601

	Common Stock		Issuable Shares		Exchangeable Shares		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2023	673	$1	—	$—	95	$—	$170,474	$(166,392)	$4,083
Shares issued for reverse stock split	52	—	—	—	—	—	—	—	—
Sale of common stock and warrants, net	563	—	—	—	—	—	3,431	—	3,431
Issuance of common stock upon exercise of warrants	1,001	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,222	—	1,222
Net loss	—	—	—	—	—	—	—	(2,031)	(2,031)
Balance as of March 31, 2024	2,289	2	—	—	95	—	175,127	(168,423)	6,706
Issuance of common stock upon exercise of warrants	307	1	—	—	—	—	—	—	1
Sale of common stock	100	—	—	—	—	—	127	—	127
Exchange of exchangeable shares	8	—	—	—	(8)	—	—	—	—
Issuance of common stock under stock plan, net	2	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	—	—	1,155	—	1,155
Net loss	—	—	—	—	—	—	—	(4,425)	(4,425)
Balance as of June 30, 2024	2,706	3	—	—	87	—	176,405	(172,848)	3,560
At-the market sales of stock, net	110	—	—	—	—	—	164	—	164
Shares issued for services	40	—	—	—	—	—	54	—	54
Stock-based compensation	—	—	—	—	—	—	960	—	960
Net loss	—	—	—	—	—	—	—	(2,712)	(2,712)
Balance as of September 30, 2024	2,856	$3	—	$—	87	$—	$177,583	$(175,560)	$2,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,510)	$(9,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196	2,964
Stock-based compensation	397	3,337
Change in fair value of warrant liabilities	10	(1,649)
Shares issued for services	40	54
Other	26	(8)
Changes in assets and liabilities
Accounts receivable	(1,090)	(60)
Inventories	469	103
Prepaid expenses and other	(139)	(15)
Accounts payable	429	(743)
Right-of-use assets	106	260
Lease liabilities - operating	(76)	(205)
Deferred revenue, accrued expenses and other	(1,413)	1,238
Net cash used in operating activities	(4,555)	(3,892)
Cash flows from investing activities:
Purchases of property and equipment	(79)	—
Net cash used in investing activities	(79)	—
Cash flows from financing activities:
Proceeds from Warrant Inducement Offering	933	3,559
Proceeds from at-the-market sales of stock, net	2,256	164
Proceeds from option exercises	19	—
Taxes paid to net share settle equity awards	—	(3)
Repayment of financing leases	(53)	(94)
Net cash provided by financing activities	3,155	3,626
Net decrease in cash and cash equivalents	(1,479)	(266)
Cash and cash equivalents at beginning of period	3,344	1,583
Cash and cash equivalents at end of period	$1,865	$1,317

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $3.5 million for the nine months ended September 30, 2025 and $10.7 million for the year ended December 31, 2024 and had an accumulated deficit of approximately $180.6 million as of September 30, 2025. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of its common stock and warrants and the issuance of convertible notes and loans to investors and affiliates.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for doubtful accounts receivable was approximately $16,500 and $30,000 as of September 30, 2025 and December 31, 2024, respectively.

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

Royalty and other revenue

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of September 30, 2025 and December 31, 2024, contract liabilities were in a current position and included in deferred revenue.

During the nine months ended September 30, 2025, the Company recognized approximately $333,400 of revenue that had been included in deferred revenue as of December 31, 2024.

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

Per-Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of exchangeable shares and shares of common stock outstanding during the period. In addition, the Company includes the number of issuable shares and shares of common stock issuable upon exercise of pre-funded warrants as outstanding. Diluted net loss per share gives effect to all potentially dilutive exchangeable and common shares outstanding during the period. Potentially dilutive common shares consist of incremental exchangeable shares and shares of common stock issuable upon the achievement of escrow terms, exercise of stock options, vesting of stock awards and exercise of warrants.

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	Nine months ended
	September 30,
	2025	2024
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	1,334	33
Unvested restricted common stock units	3	9
Warrants classified as equity	8,837	8,094
Warrants classified as liabilities	235	235
Total	10,455	8,417

Recently Issued Accounting Pronouncements

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

Note 2. Fair Value of Financial Instruments

The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$65	$—	$—	$65

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$55	$—	$—	$55

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represent the Company’s determination of fair value for its financial assets (cash equivalents) (in thousands):

	September 30, 2025
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,865	$—	$—	$1,865

	December 31, 2024
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,344	$—	$—	$3,344

Note 3. Balance Sheet Detail

	September 30,	December 31,
	2025	2024
	(in thousands)
Inventories:
Raw materials	$422	$627
Work-in-process	678	473
Finished goods	474	979
	$1,574	$2,079

	September 30,	December 31,
	2025	2024
	(in thousands)
Accrued Expenses and Other:
Accrued wages and employee benefits	$349	$457
Professional fees, legal and consulting	326	223
Software license obligations	56	1,118
Severance benefits	—	118
Warranty accrual	18	34
Other	152	37
	$901	$1,987

Note 4. Severance and Software License Obligations

In November 2023, the Company implemented an employee lay-off and terminated certain consulting positions (the Reductions) to reduce operating expenses and cash burn, as the Company prioritized business activities and projects that it believes will have a higher return on investment. As part of the Reductions, the Company implemented a temporary lay-off that impacted 16 employees (the Employees) of Peraso Tech. During the six months ended June 30, 2024, the Company determined that it would not recall any of the 11 Employees that remained on the Company’s payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result of the termination of the Employees’ employment, the Company recorded severance charges of approximately $446,000 during the six months ended June 30, 2024. The severance liabilities were fully paid as of September 30, 2025.

As a result of the decision to not recall the Employees, the Company determined that it was probable that a number of its non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, the Company accrued the value of the remaining contractual liabilities of approximately $1,617,000. During the three months ended June 30, 2025, a licensor terminated one of the license agreements and initiated a refund of approximately $56,300 for amounts previously paid by the Company. As a result, the Company reversed approximately $222,600 of expense and approximately $166,300 of related contractual liabilities during the three months ended June 30, 2025. As of September 30, 2025, the remaining contractual liabilities of approximately $0.2 million were included in accounts payable and are expected to be paid by December 31, 2025.

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

In May 2022, the Company entered into a lease for the facility in Markham with a 60-month term, which commenced June 21, 2022. The initial right-of-use asset and corresponding liability of approximately CAD$1.0 million for the Markham facility lease were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities was 8%. The Markham landlord also provided a lease incentive of approximately CAD$286,200 (the Incentive). In 2023, the Company received payment of CAD$143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each calendar year during the remaining lease term. As of September 30, 2025, the pending Incentive to be received was CAD$71,550.

On March 1, 2022, the Company entered into a 36-month finance lease agreement for the lease of equipment resulting in the recognition of a right-of-use asset and lease liability of approximately $274,000. On March 1, 2025, the finance lease expired, and the Company took ownership of the equipment and the related right of use asset and liability was fully amortized.

On November 1, 2022, the Company entered into a 36-month finance lease agreement for the lease of equipment resulting in the recognition of a right-of-use asset of approximately $124,000 and lease liability of approximately $117,000. The final invoice was dated August 15, 2025.  The finance lease expired and the Company took ownership of the equipment.  The related right-of-use asset and liability will be fully amortized on October 15, 2025.

The following table provides the details of right-of-use assets and lease liabilities as of September 30, 2025 (in thousands):

Right-of-use assets:
Operating leases	$161
Total right-of-use assets	$161
Lease liabilities:
Operating leases	$192
Total lease liabilities	$192

Future minimum payments under the leases at September 30, 2025 are listed in the table below (in thousands):

Year ending December 31,
2025	$7
2026	105
2027	98
Total future lease payments	210
Less: imputed interest	(18)
Present value of lease liabilities	$192

The following table provides the details of supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$154	$319

Rent expense was approximately $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Rent expense was approximately $0.4 million for each of the nine-months ended September 30, 2025 and 2024. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three and nine months ended September 30, 2025 and 2024.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory. At September 30, 2025, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.7 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total net revenue	$3,234	$3,841	$9,323	$10,895

Less:
Cost of net revenue	1,417	2,034	3,753	5,431
Research and development	513	673	1,726	2,731
Salaries	1,422	1,552	4,387	4,687
Stock-based compensation	131	959	397	3,336
Severance and software license obligations	—	—	(223)	2,063
Other operating expenses	941	1,323	2,764	3,453
Other (income) expense, net	20	12	29	(1,638)
Net loss	$(1,210)	$(2,712)	$(3,510)	$(9,168)

Concentrations

The Company recognized revenue from shipments of products, licensing of its technologies and performance of services to customers by geographical destination as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Taiwan	$1,600	$24	$3,190	$185
Europe	1,153	77	2,886	832
North America	285	3,680	2,064	9,219
Hong Kong	7	25	15	471
Rest of the world	189	35	1,168	188
Total net revenue	$3,234	$3,841	$9,323	$10,895

The following is a breakdown of product revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product category	2025	2024	2025	2024
Memory ICs	$72	$3,677	$2,339	$9,487
mmWave ICs	2,276	67	4,569	272
mmWave modules	658	60	2,102	817
mmWave other products	56	7	70	20
	$3,062	$3,811	$9,080	$10,596

The following table lists significant customers that represented more than 10% of total revenue during each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	34%	*	16%	*
Customer B	20%	*	15%	*
Customer C	15%	*	17%	*
Customer D	15%	*	15%	*
Customer E	*	68%	18%	58%
Customer F	*	25%	*	23%

*	Represents less than 10%

The following table lists significant customers that represented more than 10% of the net accounts receivable balance at each respective balance sheet date:

	September 30,	December 31,
	2025	2024
Customer A	40%	*
Customer B	36%	*
Customer C	13%	*
Customer D	*	58%
Customer E	*	18%
Customer F	*	15%

*	Represents less than 10%

The following table lists significant vendors that represented more than 10% of the total accounts payable balance at each respective balance sheet date:

	Accounts Payable
	September 30,	December 31,
	2025	2024
Vendor A	17%	*
Vendor B	14%	*
Vendor C	11%	*
Vendor D	10%	15%
Vendor E	*	16%

*	Represents less than 10%

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

Stock-Based Compensation Expense

The Company reflected compensation costs related to the vesting of stock options of $0.4 million and $2.7 million during the nine-months ended September 30, 2025 and 2024, respectively. At September 30, 2025, the unamortized compensation cost was approximately $0.7 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.0 years. The Company reflected compensation costs of approximately $30,000 and $0.6 million related to the vesting of restricted stock units during the nine-months ended September 30, 2025 and 2024, respectively. The unamortized compensation cost at September 30, 2025 was approximately $5,000 related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 0.2 years.  No stock options were granted or exercised during the nine months ended September 30, 2024.

Valuation Assumptions and Expense Information for Stock-Based Compensation

The fair value of the Company’s share-based payment awards for the nine months ended September 30, 2025 was estimated on the grant dates using the Black-Scholes model with the following assumptions:

	Option Grants
Grant Date	02/11/25	08/07/25
Interest rate (risk-free rate)	4.34%	3.79%
Expected volatility	119%	118%
Expected term	4.38 years	4.75 years
Expected dividend	0%	0%
Fair value (in thousands)	$832	$69

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

The following table summarizes the activity in the shares available for grant under the Plans during the three and nine months ended September 30, 2025 and options outstanding as of September 30, 2025 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2024	1,544	30	$130.14
Options granted	(1,325)	1,325	$0.78
RSUs granted	(2)	—	—
Balance as of March 31, 2025	217	1,355	$130.14
RSUs cancelled and returned to the 2019 Plan	1	—	—
Options exercised	—	(5)	$0.78
Options cancelled and returned to the 2019 Plan	95	(95)	$0.78
Balance as of June 30, 2025	313	1,255	$3.54
Options granted	(100)	100	$0.84
Options exercised	—	(21)	$0.78
Options cancelled and returned to the 2019 Plan	1	(1)	$0.78
Balance as of September 30, 2025	214	1,333	$3.36

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2025 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $1.00	1,303	9.40	$0.78	224	$0.78	$106
$1.01 - $62.80	2	4.14	$62.80	2	$62.80	—
$62.81 - $599.60	28	5.28	$110.11	28	$110.21	—
$0.00 - $599.60	1,333	9.31	$3.36	254	$14.17	$106

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2024	2	$37.69
Granted	2	$1.00
Non-vested shares as of March 31, 2025	4	$18.88
Vested	(1)	$42.65
Non-vested shares as of June 30, 2025	3	$4.88
Vested	—	—
Non-vested shares as of September 30, 2025	3	$3.59

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

On February 8, 2024, pursuant to the Underwriting Agreement, the Company paid Ladenburg a cash fee of 9% of the gross proceeds received from the Offering and issued Ladenburg and its designees warrants to purchase up to an aggregate of 139,108 shares of common stock at an exercise price of $2.625, subject to adjustments, which were exercisable immediately and have substantially similar terms to the Series A warrants.

Shares Issued for Services

In January 2025, the Company issued 40,000 unregistered shares of common stock with a fair value of approximately $40,000 to a service provider.

ATM Offering

On August 30, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with Ladenburg with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. The Company has no obligation to sell any shares pursuant to the Sales Agreement and either the Company or Ladenburg may terminate the Sales Agreement in accordance with its terms. During the three and nine months ended September 30, 2025, the Company sold 733,049 and 2,003,207 shares of common stock for net proceeds of approximately $751,200 and $2,270,200, respectively, pursuant to the Sales Agreement.

Note 9. Warrants

2024 Warrant Inducement Offering

On August 6, 2024, the Company extended the expiration date of the Series B warrants issued in the Offering to October 7, 2024, by entering into an amendment to the Warrant Agency Agreement. On October 3, 2024, the Company extended the expiration date of the Series B warrants to November 8, 2024, by entering into a further amendment to the Warrant Agency Agreement.

On November 5, 2024, the Company entered into inducement offer letter agreements (the Inducement Letters) with certain holders (the Holders) of existing Series B warrants (the Existing Warrants) to purchase up to an aggregate of 2,246,030 shares of the Company’s common stock. Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their Existing Warrants at a reduced exercise price of $1.30 per share in consideration for the Company’s agreement to issue in a private placement (i) new Series C common stock purchase warrants (the Series C Warrants) to purchase an aggregate of 2,246,030 shares of common stock and (ii) new Series D common stock purchase warrants (the Series D Warrants) to purchase an aggregate of 2,246,030 shares of common stock. The Series C Warrants have an exercise price of $1.61 per share, were exercisable upon issuance and originally expired on the nine-month anniversary of the date of issuance. The Series D Warrants have an exercise price of $1.61 per share, were exercisable upon issuance and expire on the five-year anniversary of the date of issuance.

The warrant inducement offering closed on November 6, 2024. Upon exercise of the Existing Warrants, the Company issued 1,328,650 shares of its common stock while the remaining 917,380 shares (the Issuable Shares) remained under abeyance, pending issuance instructions from the Holders, pursuant to the terms of the Inducement Letters. The Company accounted for the issuance of the: i) shares of its common stock, ii) the Series C Warrants, iii) the Series D Warrants, and iv) the remaining Issuable Shares as a single equity transaction for gross proceeds of approximately $2.92 million. The fair value of the unissued Issuable Shares at each balance sheet date has been presented separately as issuable shares on the condensed consolidated balance sheets and statements of stockholders’ equity. As of September 30, 2025, all of the Issuable Shares had been issued and no shares remained under abeyance.

In relation to the above warrant inducement offering, the Company engaged Ladenburg as placement agent and paid cash compensation of 9% of the gross proceeds. In addition, the Company issued Ladenburg and its designees warrants to purchase up to an aggregate of 157,223 shares of common stock at an exercise price of $1.625, which were exercisable upon issuance, expire on the five-year anniversary of the date of issuance, and other than the foregoing terms, have substantially similar terms to the Series C Warrants.

Amendments to Series C Warrants

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

2025 Warrant Inducement Offering

On September 11, 2025, the Company entered into an inducement offer letter agreement (the 2025 Inducement Letter) with a holder (the Series C Holder) of Series C Warrants to purchase up to an aggregate of 952,380 shares of common stock. Pursuant to the 2025 Inducement Letter, the Series C Holder agreed to exercise for cash its Series C Warrants at a reduced exercise price of $1.18 per share in consideration for the Company’s agreement to issue in a private placement new Series E common stock purchase warrants (the Series E Warrants) to purchase an aggregate of 952,380 shares of common stock. The Series E Warrants have an exercise price of $1.25 per share, will be exercisable upon the six-month anniversary of the date of issuance and will have a term of exercise of 5.5 years from the initial exercise date.

The warrant inducement offering closed on September 12, 2025. Upon exercise of the Series C Warrants, the Company issued 115,000 shares of common stock while the remaining 837,380 shares (the 2025 Issuable Shares) remained under abeyance, pending issuance instructions from the Series C Holder, pursuant to the terms of the 2025 Inducement Letter. The Company accounted for the issuance of the: i) shares of common stock, ii) the Series E Warrants and iii) the remaining 2025 Issuable Shares as a single equity transaction for gross proceeds of approximately $1.1 million. The fair value of the unissued 2025 Issuable Shares has been presented separately as issuable shares on the condensed consolidated balance sheets and statements of stockholders’ equity.

In relation to the above warrant inducement offering, the Company engaged Ladenburg as placement agent and paid cash compensation of 9% of the gross proceeds. In addition, the Company issued Ladenburg and its designees warrants to purchase up to an aggregate of 66,667 shares of common stock at an exercise price of $1.475, which will be exercisable on the six-month anniversary of the date of issuance, expire on the five-year anniversary of the date of issuance, and include piggyback registration rights that are triggered if there is not an effective registration statement covering the resale of all of the shares issuable upon the exercise of the warrants while the warrants are outstanding. The remaining material terms of the warrants issued to Ladenburg and its designees are substantially similar to those of the Series E Warrants.

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

As of September 30, 2025, the Company had the following Purchase Warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration Date
Warrants issued - November 2022	92	$40.00	May 28, 2028
Warrants issued - June 2023	143	$28.00	June 2, 2028
	235

The following table sets forth changes in the fair value of the Purchase Warrants outstanding (amounts in thousands):

	Number of Warrants
	on Common Shares	Amount
Balance as of December 31, 2024	235	$55
Change in fair value of warrants	—	(35)
Balance as of March 31, 2025	235	$20
Change in fair value of warrants	—	29
Balance as of June 30, 2025	235	$49
Change in fair value of warrants	—	16
Balance as of September 30, 2025	235	$65

The outstanding Purchase Warrants had no intrinsic value at September 30, 2025.

The fair value of the Purchase Warrants at September 30, 2025 was determined using the Black Scholes model with the assumptions in the following table.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	2.7 years	2.7 years
Interest rate (risk-free rate):	3.73%	3.73%
Expected volatility	134%	133%
Expected dividend	—	—
Fair value of warrants (in thousands)	$29	$36

The fair value of the Purchase Warrants at December 31, 2024 was determined using the Black Scholes model with the assumptions in the following table.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	3.4 years	3.4 years
Interest rate (risk-free rate):	4.38%	4.38%
Expected volatility	115%	117%
Expected dividend	—	—
Fair value of warrants (in thousands)	$25	$30

Warrants Classified as Equity

As of September 30, 2025, the Company had the following equity-classified common stock purchase warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common Stock Warrant	7	$28.00	June 2, 2028
Series A warrants	3,975	$2.250	February 8, 2029
Series A warrants	139	$2.625	February 8, 2029
Series C warrants	1,294	$1.610	December 5, 2025
Series C warrants	157	$1.625	November 6, 2029
Series D warrants	2,246	$1.610	November 6, 2029
Series E warrants	952	$1.250	September 12, 2031
Series E warrants	67	$1.475	September 12, 2030
Balance as of September 30, 2025	8,837

The outstanding equity-classified warrants had no intrinsic value at September 30, 2025.

Note 10. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. The Company recorded compensation expense of approximately $31,200 and $30,300 for the employed family member during the three months ended September 30, 2025 and 2024, respectively. The Company recorded compensation expense of approximately $88,900 and $85,600 for the employed family member during the nine months ended September 30, 2025 and 2024, respectively.

Note 11. Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation, the sole foundry that manufactured the wafers used to produce the Company’s memory IC products, discontinued the foundry process used to produce such wafers. As a result, the Company commenced an end-of-life (EOL) of its memory products in 2023. In March 2025, the Company fulfilled all then-outstanding EOL orders for its memory IC products. Since March 2025, the Company received additional purchase orders totaling approximately $452,800 from customers for remaining inventory. The Company recorded approximately $72,000 of product revenue from these purchase orders during the three months ended September 30, 2025.

Note 12. Subsequent Events

Issuance of Common Stock under ATM Offering Program

Subsequent to September 30, 2025, the Company sold 929,737 shares of common stock for net proceeds of approximately $1,365,976 pursuant to the Sales Agreement (see Note 8).

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

We also had a memory product line comprising our Bandwidth Engine IC products. Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and, in March 2025, we fulfilled all then-outstanding EOL orders for our memory IC products. Since March 2025, we received additional purchase orders totaling approximately $452,800 from customers for remaining inventory. We recorded approximately $72,000 of product revenue from these purchase orders during the three months ended September 30, 2025.

We incurred net losses of approximately $3.5 million for the nine months ended September 30, 2025 and $10.7 million for the year ended December 31, 2024, and we had an accumulated deficit of approximately $180.6 million as of September 30, 2025. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Recent Developments

Unsolicited, Non-binding Proposal from Mobix Labs, Inc.; Strategic Review Process

On June 27, 2025, we confirmed in a public press release the receipt of an unsolicited, non-binding proposal from Mobix Labs, Inc. (“Mobix Labs”) to acquire all of the Company’s issued and outstanding equity securities in exchange for newly issued shares of Mobix Labs common stock, with a fixed exchange ratio based on the average daily closing price of our common stock over the 30 calendar days ending on June 11, 2025, plus a 20% premium, or approximately $1.20 per share.

On July 11, 2025, we issued a press release announcing the initiation of the strategic review process. Following this, our financial advisor contacted potential counterparties to invite them to participate in the process subject to such parties’ execution of our standard non-disclosure agreement, which includes a standstill provision. Our financial advisor also contacted Mobix Labs to request that Mobix Labs execute our non-disclosure agreement in order to participate in the process, which Mobix Labs declined to execute.

On August 19, 2025, we issued a public press release providing an update on our strategic review process, including our engagement with potential counterparties and our continued openness to engaging with Mobix Labs and others, while noting that Mobix Labs declined to enter into our standard non-disclosure agreement and indicated it would not agree to receive material non-public information (“MNPI”).

On September 8, 2025, we issued a press release providing another update on our strategic review process, including regarding the two letters that we received from Mobix Labs, dated as of September 4, 2025, and September 5, 2025, in connection with its unsolicited offer to acquire all outstanding shares of the Company. The September 4 letter included a revised acquisition proposal involving a combination of cash and stock consideration in an undetermined amount, and a reiteration of Mobix Labs’ refusal to enter into a confidentiality agreement or receive MNPI from us. The September 5 follow-up letter stated that while Mobix Labs continued to oppose any standstill restrictions, it would be willing to consider a limited confidentiality arrangement to permit us to share MNPI deemed reasonably necessary, provided that such arrangement did not include a standstill and did not indefinitely constrain Mobix Labs. In response to such letters, we authorized a limited exploratory call with Mobix Labs, and we requested that any such discussion take place without us sharing any MNPI and outside the bounds of a confidentiality agreement, which exploratory call would serve to allow us to better understand Mobix Labs’ revised proposal and intentions.

On September 11, 2025, following the limited exploratory call with Mobix Labs on September 10, 2025, Mobix Labs issued a public statement describing the discussions had in such limited exploratory call and announcing an enhanced proposal of approximately 30% cash and 70% Mobix Labs common stock. Then, on September 12, 2025, we issued a press release to provide clarification to all stockholders relating to such public statements made by Mobix Labs, including that we did not respond to Mobix Labs’ proposal and that we did not agree to continue discussions with Mobix Labs during the call, and we sent a letter to Mobix Labs to clarify our position.

On September 13, 2025, Mobix Labs filed a Form 425 with the SEC and issued a related press release announcing its intent to commence a hostile exchange offer to acquire all outstanding shares of the Company. In the press release, Mobix Labs stated that the proposed offer is expected to consist of a mix of cash and Mobix Labs common stock, with an intended closing timeline of approximately 75 days.

On September 29, 2025, Mobix Labs delivered another letter to our board of directors reiterating its interest in a business combination and submitting what it described as a definitive proposal to acquire all outstanding shares of the Company for $1.30 per share, consisting of a mix of cash and Mobix Labs common stock, and also separately requested our cooperation with respect to an anticipated registration statement on Form S-4.

On October 3, 2025, Mobix Labs delivered an updated letter superseding its prior proposal and proposing to acquire all outstanding shares of the Company for $1.30 per share in cash, stating that the proposal was not subject to financing contingencies and was based on our publicly reported share count as of June 30, 2025.

On October 6, 2025, we sent a letter to Mobix Labs acknowledging receipt of its revised proposal and requesting clarification regarding share count assumptions, treatment of the Company’s publicly disclosed warrants and equity-linked instruments, and financing sources. Also on October 6, 2025, Mobix Labs issued a press release publicly announcing its updated all-cash proposal and reiterating its preference for a cooperative process with the Company.

On October 30, 2025, we entered into a mutual confidentiality agreement with Mobix Labs in connection with our ongoing review of strategic alternatives. The confidentiality agreement contains customary terms, including mutual 12-month standstill and non-solicitation provisions. On November 3, 2025, Mobix Labs issued a press release publicly announcing its entry into a mutual confidentiality agreement with us.

Our board of directors is evaluating the Company’s options to enhance stockholder value. Our board of directors and management team are committed to acting in the best interests of all stockholders. Consistent with its fiduciary duties and in consultation with the Company’s financial and legal advisors, our board of directors will carefully review Mobix Labs’ proposal to determine the course of action that it believes is in the best interest of the Company and its stockholders. We do not intend to make further comments regarding potential transactions or provide any public updates regarding proposed or potential transactions, unless required by applicable law or a regulatory body. There can be no assurance that any transaction will be completed at this price or at any other price with such third party or any other third party.

2025 Warrant Inducement Offering

On September 11, 2025, we entered into an inducement offer letter agreement (the “2025 Inducement Letter”) with a holder (the “Series C Holder”) of Series C Warrants to purchase up to an aggregate of 952,380 shares of common stock, having an original exercise price of $1.61 per share, issued to the Series C Holder on November 6, 2024. Pursuant to the 2025 Inducement Letter, the Series C Holder agreed to exercise for cash its Series C Warrants at a reduced exercise price of $1.18 per share in consideration for our agreement to issue in a private placement new Series E common stock purchase warrants (the “Series E Warrants”) to purchase an aggregate of 952,380 shares of common stock. The Series E Warrants have an exercise price of $1.25 per share, will be exercisable upon the six-month anniversary of the date of issuance and will have a term of exercise of 5.5 years from the initial exercise date. The warrant inducement offering closed on September 12, 2025, and resulted in net proceeds to us of approximately $0.9 million, after deducting placement agent fees and other offering expenses payable by us.

Compliance with Nasdaq Minimum Bid Price Requirement

On September 5, 2025, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on September 4, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). On September 19, 2025, we received a notification letter from Nasdaq notifying us that we had regained compliance with the minimum bid price requirement.

Risks and Uncertainties

We are subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, tariffs, pandemics, wars and acts of terrorism and the volatility of public markets. We may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results of operations, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	September 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Product - three months ended	$3,062	$3,811	$(749)	(20)%
Percentage of total net revenue	95%	99%
Product - nine months ended	$9,080	$10,596	$(1,516)	(14)%
Percentage of total net revenue	97%	97%

The following table details revenue by product category for the three and nine months ended September 30, 2025 and 2024:

(amounts in thousands)	For the Three Months Ended September 30,
Product category	2025	2024	change
Memory ICs	$72	$3,677	$(3,605)
mmWave ICs	2,276	67	2,209
mmWave modules	658	60	598
mmWave other products	56	7	49
	$3,062	$3,811	$(749)

(amounts in thousands)	For the Nine Months Ended September 30,
Product category	2025	2024	change
Memory ICs	$2,339	$9,487	$(7,148)
mmWave ICs	4,569	272	4,297
mmWave modules	2,102	817	1,285
mmWave other products	70	20	50
	$9,080	$10,596	$(1,516)

Product revenue decreased for the three and nine months ended September 30, 2025 compared with the same periods of 2024 primarily due to the decrease in our memory IC product shipments attributable to the significant reduction in EOL shipments subsequent to March 2025. The decreases were partially offset by an increase in shipments of our mmWave ICs and antenna modules.

September 30,	Change
2025	2024	2024 to 2025
(dollar amounts in thousands)
Royalty and other - three months ended	$172	$30	$142	473%
Percentage of total net revenue	—	1%
Royalty and other - nine months ended	$243	$299	$(56)	-19%
Percentage of total net revenue	3%	3%

Royalty and other revenue includes royalty, non-recurring engineering services and license revenues. The increase in royalty and other revenue for the three months ended September 30, 2025 compared with the same period of 2024 was primarily due to an increase in non-recurring engineering services revenue related to our mmWave technology attributable to a statement of work entered into in July 2025. The decrease in royalty and other revenue for the nine months ended September 30, 2025 compared with the same period of 2024 was primarily due to a decrease in royalty revenues from licensees of our memory technology due to reduced shipments by these licensees, which we attribute to the discontinuation of the foundry process by TSMC.

Cost of Net Revenue and Gross Profit

	September 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$1,417	$2,034	$(617)	-30%
Percentage of total net revenue	44%	53%
Cost of net revenue -nine months ended	$3,753	$5,431	$(1,678)	-31%
Percentage of total net revenue	40%	50%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including depreciation of production-related fixed assets and, prior to January 1, 2025, amortization of intangible assets.

Cost of net revenue decreased for the three months ended September 30, 2025 when compared with the same period in 2024, primarily related to the decrease in product revenue and amortization of developed technology intangible assets of approximately $0.6 million, as these assets were fully amortized as of December 31, 2024. Cost of net revenue decreased for the nine months ended September 30, 2025 when compared with the same period in 2024, primarily related to the decrease in product revenue and amortization of developed technology intangible assets of approximately $1.7 million, as these assets were fully amortized as of December 31, 2024.

	September 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Gross profit -three months ended	$1,817	$1,807	$10	1%
Percentage of total net revenue	56%	47%
Gross profit -nine months ended	$5,570	$5,464	$106	2%
Percentage of total net revenue	60%	50%

Gross profit remained flat for the three months ended September 30, 2025 compared with the same period of 2024, despite the decrease in total net revenue, primarily due to product revenue mix, increased contribution from royalty and other revenues and sales of mmWave inventory with a cost of approximately $0.3 million that had been written down in prior periods.

Gross profit remained relatively flat for the nine months ended September 30, 2025 compared with the same period of 2024, despite the decrease in total net revenue, primarily due to product revenue mix and sales of mmWave inventory with a cost of approximately $0.6 million that had been written down in prior periods.

Research and Development

	September 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Research and development -three months ended	$1,528	$2,158	$(630)	(29)%
Percentage of total net revenue	47%	56%
Research and development -nine months ended	$4,773	$7,615	$(2,842)	(37)%
Percentage of total net revenue	51%	70%

Our research and development, or R&D, expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for the three and nine months ended September 30, 2025 compared with the same periods of 2024 was primarily due to: i) reduced salary and consulting costs, as we implemented reductions in force during 2024 and terminated consultant contracts, ii) reduced rent expense, as our San Jose office lease expired in January 2025, and iii) reduced software license expense, as during the three and nine months ended September 30, 2024, we accrued the value of certain of our software license obligations (see Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We expect that total R&D expenses will decrease during the remainder of 2025 compared with the prior period of 2024, as a result of our cost reduction initiatives.

Selling, General and Administrative

	September 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
SG&A -three months ended	$1,479	$2,349	$(870)	(37)%
Percentage of total net revenue	46%	61%
SG&A -nine months ended	$4,501	$6,592	$(2,091)	(32)%
Percentage of total net revenue	48%	61%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and amortization of certain intangible assets.

The decrease for the three months ended September 30, 2025 compared with the same period of 2024 was primarily attributable to reductions in expenses for facilities, stock based compensation and amortization of purchased intangible assets for customer relationships of approximately $0.3 million, which were fully amortized as of December 31, 2024. The decrease for the nine months ended September 30, 2025 compared with the same period of 2024 was primarily attributable to reductions in expenses for facilities, stock based compensation and amortization of purchased intangible assets for customer relationships of approximately $0.8 million, which were fully amortized as of December 31, 2024. These decreases were partially offset by increases in consulting and professional services costs. We expect that total SG&A expense will remain flat or slightly decrease for the remainder of 2025 compared with 2024, as we continue to manage our SG&A costs.

Severance and Software License Obligations

September 30,	Change
2025	2024	2024 to 2025
(dollar amounts in thousands)
Severance and software license obligations -three months ended	$—	$—	$—	0%
Percentage of total net revenue	0%	0%
Severance and software license obligations -nine months ended	$(223)	$2,063	$(2,286)	(111)%
Percentage of total net revenue	(2)%	19%

In November 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. During the six months ended June 30, 2024, we determined that we would not recall any of the 11 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result, we recorded severance charges of approximately $0.4 million for each of the three and six months ended June 30, 2024. The severance liabilities were fully paid as of September 30, 2025.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, we expensed the value of the remaining contractual liabilities and recorded liabilities of approximately $1.6 million. During the three months ended June 30, 2025, a licensor terminated one of the license agreements and initiated a refund of approximately $56,300 for amounts previously paid by us. As a result, we reversed approximately $222,600 of expense and approximately $166,300 of the related contractual liabilities for this licensor during the three months ended June 30, 2025. As of September 30, 2025, the remaining contractual liabilities of approximately $0.2 million were recorded in accounts payable and are expected to be paid by December 31, 2025.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2025, we had cash and cash equivalents of $1.9 million and working capital of $3.1 million.

Net cash used in operating activities was $4.6 million for the first nine months of 2025, which primarily resulted from our net loss of $3.5 million, as increased by $1.7 million in net changes in assets and liabilities, and partially offset by non-cash charges of $0.2 million of depreciation and amortization and $0.4 million of stock based compensation. The changes in assets and liabilities primarily related to the timing of collections of receivables, purchases of inventory and other vendor payables and prepayments.

Net cash used in operating activities was $3.9 million for the first nine months of 2024, which primarily resulted from our net loss of $9.2 million, as adjusted for a $1.6 million non-cash gain on the change in fair value of warrant liability, and partially offset by non-cash charges of $3.0 million of depreciation and amortization, $3.3 million of stock based compensation and $0.6 million in net changes in assets and liabilities. The changes in assets and liabilities primarily related to the timing of accruals for software licenses, accrued severance benefits and accounts receivable collections, and other vendor payables and prepayments.

Net cash used in investing activities was approximately $79,000 for the first nine months of 2025, which was attributable to the purchase of fixed assets.

For the nine months ended September 30, 2024, no cash was provided by or used in investing activities.

Net cash provided by financing activities of $3.2 million for the nine months ended September 30, 2025 primarily comprised $2.3 million of net proceeds from at-the-market sales of stock and $0.9 million in net proceeds from a warrant inducement offering completed in September 2025.

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

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory. At September 30, 2025, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.7 million.

Going Concern - Working Capital

We incurred net losses of approximately $3.5 million for the nine months ended September 30, 2025 and $10.7 million for the year ended December 31, 2024, and we had an accumulated deficit of approximately $180.6 million as of September 30, 2025. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through loans, offerings of common stock and warrants and issuances of convertible notes.

We expect to continue to incur operating losses during 2025, as we do not expect any further shipments or to generate any meaningful revenue from shipments of our memory products after March 2025, with the exception of two purchase orders received in September 2025, and as we continue to secure new customers for and continue to invest in the development of our mmWave products. Further, we expect our cash expenditures to continue to exceed receipts for at least the next 12 months, as our revenues will not be sufficient to offset our operating expenses. In addition, we have incurred and may continue to incur substantial costs related to our strategic alternative exploration process, including our evaluation of Mobix Labs’ proposal, which costs include the fees of our financial and legal advisors. We believe that our existing cash and cash equivalents as of September 30, 2025 and expected receipts associated with forecasted product sales will enable us to meet our capital needs into the first quarter of 2026.

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

As further discussed in Note 9 to the condensed consolidated financial statements, we completed warrant inducement offerings in September 2025 and November 2024 for net proceeds of approximately $0.9 million and $2.6 million, respectively. Additionally, as further discussed in Note 8 to the condensed consolidated financial statements, on August 30, 2024, we entered into the Sales Agreement with Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program. During the three and nine months ended September 30, 2025, we sold 733,049 and 2,003,207 shares of common stock for proceeds of approximately $751,200 and $2,270,200 (net of commissions of approximately $23,000 and $70,000 paid to Ladenburg), respectively, pursuant to the Sales Agreement. On October 10, 2025, we increased the maximum aggregate offering amount of common stock issuable pursuant to the Sales Agreement to $1,750,000. Further, during 2023 and 2024, we implemented reductions in our workforce and eliminated 19 full-time equivalent positions. These cost reduction actions were intended to preserve cash, as we kept capital expenditures to minimum levels in order to reduce operating costs and our short-term cash needs.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our consolidated financial statements as of September 30, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of September 30, 2025, we had cash and cash equivalents of $1.9 million and an accumulated deficit of $180.6 million. We believe that our existing cash and cash equivalents as of September 30, 2025 and expected receipts associated with forecasted product sales will enable us to meet our capital needs into the first quarter of 2026.

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

Our evaluation of strategic alternatives, including Mobix Labs’ proposal, may not lead to a favorable outcome and could create business disruption and stock price volatility.

On June 27, 2025, we confirmed in a public press release the receipt of an unsolicited non-binding acquisition proposal from Mobix Labs, which initial proposal was subsequently revised by Mobix Labs, most recently on October 3, 2025. On July 11, 2025, we announced that our Board has authorized the exploration of strategic alternatives, including a merger, sale of assets or other similar transaction, all intended to maximize stockholder value and further our business operations. This process is ongoing, and our Board has not set a definitive timetable for the completion of its evaluation. In connection with our ongoing strategic review process, the Board is evaluating Mobix Labs’ revised unsolicited non-binding proposal to acquire all of our outstanding shares for $1.30 per share in cash, which we received from Mobix Labs on October 3, 2025, and on October 30, 2025, we entered into a mutual confidentiality agreement with Mobix Labs, which contains customary terms, including mutual 12-month standstill and non-solicitation provisions.

The process of reviewing potential strategic alternatives has been and may continue to be a significant distraction for our Board and management, and has required and may continue to require the expenditure of significant time and resources by us, which may cause concern to our employees, investors, strategic partners, and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our share price.

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

Our common stock may lose value and could be delisted from Nasdaq due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements of Nasdaq, including, but not limited to, the corporate governance requirements and the minimum closing bid price requirement or the minimum equity requirement. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future.

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

Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, we commenced an end-of-life (“EOL”) of our memory products in 2023. In March 2025, we fulfilled all outstanding EOL orders for our memory IC products. We do not expect any further shipments or to generate any meaningful revenue from shipments of our memory IC products after March 2025 with the exception of two purchase orders received in September 2025. For the nine months ended September 30, 2025 and 2024, our memory IC products represented approximately 25% and 87% of our revenues, respectively. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

We have a history of losses, and we will need to raise additional capital.

We incurred net losses of approximately $3.5 million for the nine months ended September 30, 2025 and $10.7 million for the year ended December 31, 2024, and we had an accumulated deficit of approximately $180.6 million as of September 30, 2025. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we may need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

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

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the six months ended June 30, 2024, we expensed the value of the remaining contractual liabilities and recorded liabilities of approximately $1.6 million. During the three months ended June 30, 2025, a licensor terminated one of the license agreements and initiated a refund of approximately $56,300 for amounts previously paid by us. As a result, we reversed approximately $222,600 of expense and approximately $166,300 of the related contractual liabilities for this licensor during the three months ended June 30, 2025. As of September 30, 2025, the remaining contractual liabilities of approximately $0.2 million are expected to be paid by December 31, 2025.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

(a) Exhibits

		Reference
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company	8-K	000-32929	3.6	November 12, 2010
3.1.1	Certificate of Amendment to Restated Certification of Incorporation of the Company	8-K	000-32929	3.1	February 14, 2017
3.1.2	Certificate of Amendment to the Amended and Restated Certification of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on August 27, 2019	8-K	000-32929	3.1	August 27, 2019
3.1.3	Certificate of Amendment to Articles of Incorporation (Name Change)	8-K	000-32929	3.1	December 20, 2021
3.1.4	Certificate of Designation of Series A Special Voting Preferred Stock	8-K	000-32929	3.2	December 20, 2021
3.1.5	Certificate of Amendment to Amended and Restated Certification of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 15, 2023	8-K	000-32929	3.1	December 19, 2023
3.2	Amended and Restated Bylaws of the Company	8-K	000-32929	3.1	November 23, 2021
4.1	Form of Series E Warrant	8-K	000-32929	4.1	September 12, 2025
4.2	Form of Placement Agent Warrant dated September 12, 2025	8-K	000-32929	4.2	September 12, 2025
10.1	Form of Amendment No. 2 to Series C Common Stock Purchase Warrant	8-K	000-32929	10.1	August 5, 2025
10.2	Form of Inducement Letter dated September 11, 2025	8-K	000-32929	10.1	September 12, 2025
31.1	Rule 13a-14 Certification					X
31.2	Rule 13a-14 Certification					X
32.1	Section 1350 Certification					X
101	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2025, filed with the SEC on November 12, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2025	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)