Form 10-K
period 2025-12-31
Peraso Inc.
filed 2026-03-30
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2025 was $6,342,613.

The number of shares of the Registrant’s exchangeable shares, no par value, outstanding as of March 16, 2026 was 55,986.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 16, 2026 was 12,572,499.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

Peraso®, MoSys® and Bandwidth Engine® are registered trademarks of Peraso Inc. PERSPECTUS™ is a trademark of Peraso Inc.

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

ii

Part I

Item 1. Business.

Overview

We are a fabless semiconductor company focused on the development and sale of: i) millimeter wavelength wireless technology, or mmWave, semiconductor devices and antenna modules based on our proprietary semiconductor devices and ii) performance of non-recurring engineering, or NRE, services and licensing of intellectual property, or IP. Our primary focus is the development of mmWave technology for wireless communications. mmWave is generally described as the frequency band from 24 Gigahertz, or GHz, to 300 GHz. Our mmWave products, which primarily operate in the spectrum from 24 GHz to 71 GHz, enable a range of applications including: multi-gigabit point-to-point, or PtP, wireless links with a range of up to 25 kilometers and operating in the 60 GHz frequency band; multi-gigabit point-to-multi-point, or PtMP, links in the 60 GHz frequency band used to provide fixed wireless access, or FWA, services; FWA in the 5G operating bands from 24 GHz to 43 GHz to provide multi-gigabit capability and low latency connections; military communications; and consumer applications, such as high performance wireless video streaming and untethered augmented reality and virtual reality. We also had a line of memory-denominated integrated circuits, or ICs, for high-speed cloud networking, communications, security appliance, video, monitor and test, data center and computing markets that delivered time-to-market, performance, power, area and economic benefits for system original equipment manufacturers, or OEMs. As discussed below, we initiated an end-of-life of these products in 2023, and substantially fulfilled all outstanding EOL orders of our memory IC products as of March 31, 2025.

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

The FWA market has been helped in recent years with the advent of government incentives aimed at closing the so-called ‘digital divide’ between urban and rural broadband access. In 2023, the U.S. government established the Broadband Equity, Access, and Deployment, or BEAD, program, which allocated $42.45 billion to expand high-speed Internet access by funding planning, infrastructure deployment and adoption programs in all 50 states. The National Telecommunications and Information Administration, or NTIA, is the agency responsible for administering the BEAD program. When initially introduced, the NTIA had originally provided guidance that BEAD funding would be prioritized for primarily fiber deployments, and that alternative technologies such as unlicensed fixed wireless were not eligible for BEAD program funding. During 2025, the NTIA espoused a shift to a technology-neutral approach including all forms of FWA, including services enabled by our 60GHz mmWave wireless technology.

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

An additional market for our 60GHz mmWave products is military applications requiring secure communications. Specifically, as a result of our radio frequency, or RF, beamforming and beamsteering capabilities, militaries and defense contractors are evaluating the use of mmWave for stealth tactical communications. Unlike traditional wireless technology that radiates equally in all directions (omni), mmWave technology utilizes phased-array RF beams to focus the RF energy into a specific intensity and direction. The military views mmWave as an inherently stealthy protocol – Low Probability of Interception (LPI)/Low Probability of Detection (LPD)/Anti-Jamming (AJ). As the 60GHz spectrum band is generally unlicensed around the world, these communications will not interfere with locally licensed spectrum, providing additional benefit. Also, as our devices operate at under 12 watts, a light battery can be used for simple deployment in field deployments and combat settings. Further, as our mmWave technology can support gigabit speeds, military personnel are able to transmit and receive information in a timely manner. Our lead defense contractor customer is using our mmWave technology in an Identification Friend or Foe, or IFF, system designed to operate in highly contested electronic warfare environments. Our customer’s IFF system enables secure identification between and amongst ground forces and between ground forces and drones, allowing counter-drone systems and battlefield operators to determine whether aerial platforms are friendly or hostile. At the core of the customer’s system, our 60 GHz beamforming wireless transceivers provide the communications backbone for highly directional, low-power links that reduce the likelihood of detection or interception, making them well suited for dense electronic warfare environments.

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

Our 60 GHz IEEE802.11ad products have two very important advantages over traditional 2.4 GHz / 5 GHz Wi-Fi products: very high data rates (up to 3.0 Gbps) and low latency, i.e., less than 5 ms. The first application that had traction was outdoor broadband, including applications such as PtP backhaul links or FWA using PtMP links. As the spectrum is unlicensed (free), wireless Internet service providers, or WISPs, can provide services without having to procure expensive wireless spectrum licenses. We believe that our mmWave technology can be deployed quickly and cost effectively in rural and suburban environments, including in remote and low-income regions where residents often have poor Internet quality. While carriers can provide fiber access, the cost of fiber deployment can be prohibitive and trenching for fiber is time consuming and can limit the rate at which new subscribers are added. Our mmWave products enable WISPs to deploy broadband service using low-cost terminals and infrastructure, while avoiding the costs of deploying cable or fiber.

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

mmWave Antenna Modules

We produce and sell complete mmWave antenna modules for license-free 60 GHz applications. The primary advantage provided by our antenna modules is that our proprietary mmWave ICs and the antenna are integrated into a single device. A differentiating characteristic of mmWave technology is that the RF amplifiers must be as close as possible to the antenna to minimize loss. Our module is designed to enhance the performance of the amplifier/antenna interface and simplify customers’ RF engineering, facilitating more opportunities for customer prospects that have not provided RF-type systems, as well as shortening the time to market for new products. It is possible for third parties to provide competitive module products, but, because we utilize our mmWave ICs and incorporate our proprietary mmWave antenna IP, we can provide a highly-competitive solution based on our internally-owned and developed module components.

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

Memory

We had a memory product line comprising our Bandwidth Engine ICs, which are memory-denominated ICs that were designed to be i) high-performance companion ICs to packet processors and ii) targeted for high-performance applications where throughput is critical. Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and fulfilled all outstanding EOL orders of our memory IC products in March 2025. Subsequent to March 2025, we received two additional purchase orders for our remaining inventory which were fulfilled in the third and fourth quarters of 2025 for total revenues to us of approximately $0.5 million. We may receive additional purchase orders for our remaining inventory, but we do not expect to generate any significant revenue from shipments of our remaining memory IC products after the quarter ended December 31, 2025.

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

While we have developed products for the 60 GHz and 5G mmWave markets, we believe there are other market opportunities that could utilize mmWave technology. For example, at the IEEE there is a pending proposal to utilize mmWave technology in future versions of an IEEE standard. We believe this proposal is primarily driven by the anticipated use of mmWave to support VR applications, which require very high data rates, and to reduce congestion in multi-dwelling units. In the mobile carrier market, there is some early research in the use of terahertz technology to make even more spectrum available for network capacity. While the proposed frequencies are higher than mmWave (above 100 GHz), we believe that many of our technological developments, particularly our beamforming and beamsteering concepts, can be applied to terahertz technology.

With regard to our memory products, we have ceased and do not intend to expend any development efforts or funds to develop new memory products. Our memory IC products will not provide us with meaningful revenue and gross margin contributions after December 31, 2025, as we completed the EOL of these products during 2025. We intend to continue to devote substantially all of our research and development efforts toward further expanding our mmWave technology portfolio and expanding our product offerings.

Sales and Marketing

In addition to our direct sales personnel, we sell through sales representatives and distributors in the United States, Africa, Asia and Europe. Our distributors have a global presence with offices and technical selling and applications engineering capabilities, which we believe will enable us to reach new potential customers for our products.

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

In the FWA market, our primary customer base is OEMs, but we also have multiple WISP customers primarily located in Africa. Our OEM customers in the fixed wireless space include Ubiquiti, WeLink, which prior to 2024 operated as both an OEM and a WISP, and Tachyon Networks, or Tachyon. Ubiquiti, an OEM in the unlicensed fixed wireless space, relies on us as its sole source mmWave IC supplier for its Wave products. Historically, WeLink relied on us as its sole source supplier for WeLink-designed equipment used to deliver WISP residential service since 2022; however, in 2024, WeLink’s hardware business was launched as a separate entity, Ketsen Networks, or Ketsen. WeLink currently deploys 60 GHz technology in multiple U.S. cities, including Las Vegas, Dallas and Los Angeles. We expect to continue to supply our antenna modules to both WeLink and Ketsen. Tachyon utilizes our mmWave antenna modules in its TNA-30X family of PtP and PtMP solutions for 60 GHz unlicensed FWA networks. In addition to OEMs, we have partnered with several WISPs in Africa that have deployed our 60 GHz technology. We continue to focus on securing new OEM and WISP customers.

During the year ended December 31, 2025, five customers accounted for 10% or more of our net revenues, including UI Limited at 29% and F5/Flextronics, Tachyon and Alltek at 13% each and Ikeja at 12%. During the year ended December 31, 2024, two customers accounted for 10% or more of our net revenues, including Nokia Corporation at 25% and F5/Flextronics at 61%.

Intellectual Property

We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success and rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights.

As of December 31, 2025, we held 72 United States patents and 16 foreign patents on various aspects of our mmWave, antenna, memory and other technology, with expiration dates ranging from 2026 to 2041. We also held 8 pending patent applications in the United States and abroad. There can be no assurance that others will not independently develop or patent similar or competing technology or design around any patents that may be issued to us, or that we will be able to successfully enforce our patents against infringement by others.

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

Employees

As of December 31, 2025, we had 42 employees, including 9 located in the United States and 33 located in Canada. Our headcount comprised 31 in research and development and manufacturing-related operations and 11 in sales, marketing and general and administrative functions. We believe our current headcount is adequate to conduct our business.

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

Risks Related to Our Business, Operations and Industry

●	We might not be able to continue as a going concern.

●	We discontinued the production of our memory products.

●	We have a history of losses, and we will need to raise additional capital.

●	Our failure to generate the significant capital necessary or raise additional capital to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

●	Our failure to successfully market our products could seriously harm our ability to execute our business strategy and may force us to curtail our research and development plans or existing operations.

●	Future revenue growth depends on our winning designs with existing and new customers, retaining current customers, and having those customers design our solutions into their product offerings and successfully selling and marketing such products. If we do not continue to win designs in the short term, our product revenue in the following years will not grow.

●	To date, we have not achieved the anticipated benefits of conducting business as a fabless semiconductor company.

●	Our main objective is the development and sale of our technologies to OEMS, service providers and other equipment manufacturers and their subsystem and component vendors and, if demand for these products does not grow, we may not achieve revenue growth and our strategic objectives.

●	Our failure to continue to develop new products and enhance our products on a timely basis could diminish our ability to attract and retain customers.

●	Our products have a lengthy sales cycle, which makes it difficult to predict success in this market and the timing of future revenue.

●	The semiconductor industry is cyclical in nature and subject to periodic downturns, which can negatively affect our revenue.

●	Our revenue has been highly concentrated among a small number of customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

●	Our revenue concentration may also pose credit risks which could negatively affect our cash flow and financial condition.

●	Our products must meet exact specifications and defects and failures may occur, which may cause customers to return or stop buying our products.

●	Because we sell our products on a purchase order basis and rely on estimated forecasts of our customers’ needs, inaccurate forecasts could adversely affect our business.

●	We rely on independent foundries and contractors for the manufacture, assembly, testing and packaging of our integrated circuits and modules, and the failure of any of these third parties to deliver products or otherwise perform as requested could damage our relationships with our customers and harm our sales and financial results.

●	Disruptions in our supply chain due to shortages in the global semiconductor supply chain could cause delays for customers and impact revenue.

●	Any claim that our products or technology infringe third party IP rights could increase our costs of operation and distract management and could result in expensive settlement costs or the discontinuance of our technology licensing or product offerings. In addition, we may incur substantial litigation expense which would adversely affect our profitability.

●	The discovery of defects in our technology and products could expose us to liability for damages.

●	We might not be able to protect and enforce our IP rights, which could impair our ability to compete and reduce the value of our technology.

●	Our evaluation of strategic alternatives, including Mobix Labs’ proposal, may not result in a transaction or increased value for our stockholders and could create business disruption and stock price volatility.

●	We currently maintain and may expand operations outside of the United States, which exposes us to significant risks.

●	International trade policies, including protectionist trade policies, such as tariffs and sanctions, could adversely affect our business, results of operations and financial condition.

●	Third parties might attempt to gain unauthorized access to our network or seek to compromise our products and services.

Risks Related to Our Securities

●	There may be future sales of our common stock, which could adversely affect the market price of our common stock and dilute a stockholder’s ownership of common stock.

●	Provisions of our certificate of incorporation and bylaws or Delaware law might delay or prevent a change-of-control transaction and depress the market price of our stock.

●	If we are unable to satisfy the continued listing requirements of the Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Risks Related to Our Business, Operations and Industry

We might not be able to continue as a going concern.

Our consolidated financial statements as of December 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2025, we had cash and cash equivalents of $2.9 million and an accumulated deficit of $181.9 million. We believe that our existing cash and cash equivalents and expected receipts associated with forecasted product sales will enable us to meet our capital needs into the third quarter of 2026.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively. As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As we were not in a position to transition wafer production to a new foundry and continue to manufacture these products, we initiated an end-of-life, or EOL, of our memory IC products in 2023, and ceased production of these products in 2024. As of December 31, 2025, we had no remaining EOL purchase orders from customers. We do not expect to generate any meaningful revenue from shipments of our memory IC products after December 2025. For the years ended December 31, 2025 and 2024, our memory IC products represented approximately 22% and 89% of our revenues, respectively. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

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

In addition, we maintain an inventory of our products at various stages of production, as well as an inventory of finished goods. As we are generally a sole-source supplier, we hold these inventories in anticipation of customer orders. If those customer purchase orders do not materialize in a timely manner or customers do not honor those purchase orders, we can have excess or obsolete inventory which we would have to write-down, and our gross profit and results of operations would be adversely affected. During the years ended December 31, 2025 and 2024, we recorded inventory write-downs of approximately $36,000 and $0.4 million, respectively.

We have a history of losses, and we will need to raise additional capital.

We incurred net losses of approximately $4.8 million and $10.7 million for the years ended December 31, 2025 and 2024, respectively, and we had an accumulated deficit of approximately $181.9 million as of December 31, 2025. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we may need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

Our failure to generate the significant capital necessary or raise additional capital to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We intend to continue spending to grow our business. If we do not achieve and maintain profitability, we will need additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. Adverse market conditions, volatility in the capital markets, declines in our stock price, changes in investor sentiment, interest rate increases, or factors specific to our business or industry could impair our ability to raise capital on terms favorable to us or at all. In addition, so long as our public float remains below $75 million, we are subject to the “baby shelf” limitations under General Instruction I.B.6 of Form S-3, which restricts the amount of securities we may sell under a shelf registration statement in any 12-month period to one-third of our public float. This limitation may constrain the amount of capital we can raise through our “at the market” offering program or through registered shelf offerings and may require us to rely on alternative, potentially more costly or time-consuming offering structures, such as registration statements on Form S-1.

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

As discussed under “We discontinued the production of our memory products,” TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. We were not in a position to transition wafer production to a new foundry and continue to manufacture these products. As a result, we initiated an EOL of our memory IC products. We do not expect to generate any meaningful revenue from shipments of our memory IC products after December 2025. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

To date, we have not achieved the anticipated benefits of conducting business as a fabless semiconductor company.

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

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2025 our five largest customers represented approximately 80% of our total revenue. For the year ended December 31, 2024 our two largest customers represented approximately 86% of our total revenue. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We might also face credit risks associated with the concentration of our revenue among a small number of licensees and customers. At December 31, 2025, two customers represented approximately 93% of total trade receivables and at December 31, 2024, three customers represented approximately 91% of total trade receivables. Our failure to collect receivables from any customer, which represents a large percentage of receivables, on a timely basis, or at all, could adversely affect our cash flow or results of operations.

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

We have experienced and may in the future experience disruptions in our global semiconductor supply chain, with suppliers increasing lead times or placing products on allocation, including procuring necessary components, wafers, substrates and assembly services in a timely fashion. In the past, as a result of these supply chain disruptions, we have had to increase customer order lead times, and we may be required to purchase some products on allocation. We may be unable to satisfy all of the demand for our products, which may adversely affect customer relationships and impact revenue.

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

Our evaluation of strategic alternatives, including Mobix Labs’ proposal, may not result in a transaction or increased value for our stockholders and could create business disruption and stock price volatility.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are evaluating a non-binding acquisition proposal from Mobix Labs as part of our ongoing exploration of strategic alternatives. There can be no assurance that any definitive agreement will be entered into, that any transaction will be consummated, or that the terms of any transaction, if completed, will be favorable to us or our stockholders. If we do not complete a transaction, the fact that we undertook a review of strategic alternatives that are not ultimately consummated could adversely affect our stock price and business. Conversely, if a transaction is completed, it may involve risks and uncertainties, including the potential for integration challenges, unforeseen liabilities, or other adverse effects on our business.

The process of reviewing potential strategic alternatives has been and may continue to be a significant distraction for our board of directors and management, and has required and may continue to require the expenditure of significant time and resources by us, which may cause concern to our employees, investors, strategic partners, and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our share price.

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

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our supply chain, as well as our business, results of operations and financial condition. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in this Report.

Any of the above factors could impact our supply chain, as well as our operations and business, and adversely affect our results of operations and financial condition.

Our ability to utilize our net operating loss carryforwards is limited as a result of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2025, we had approximately $214 million of net operating loss, or NOL, carryforwards for U.S. federal tax purposes. Under U.S. federal income tax law, we generally can use our NOL carryforwards (and certain related tax credits) to offset ordinary taxable income, thereby reducing our U.S. federal income tax liability, for up to 20 years from the year in which the losses were generated for the years before 2018, after which time they will expire. Our California NOL carryforwards (and certain related tax credits) generally may be used to offset future state taxable income for 20 years from the year in which the losses are generated, depending on the state, after which time they will expire. The rate at which we can utilize our NOL carryforwards is limited (which could result in NOL carryforwards expiring prior to their use) each time we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 ownership change generally occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally would impose an annual limit on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOL carryforwards equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the U.S. federal long-term tax-exempt interest rate in effect at the time of the ownership change. A number of special and complex rules apply in calculating this Section 382 limitation. While the complexity of Section 382 makes it difficult to determine whether and when an ownership change has occurred, and a formal study has not been performed, we believe that a Section 382 ownership change occurred as a result of our business combination with Peraso Technologies Inc. in 2021. We believe this Section 382 limitation will result in substantially all of our federal and state NOLs and federal tax credit carryforwards incurred prior to December 2021 expiring before they can be utilized. In addition, our ability to use our NOL carryforwards will be limited to the extent we fail to generate enough taxable income in the future before they expire. Existing and future Section 382 limitations and our inability to generate enough taxable income in the future could result in a substantial portion of our NOL carryforwards expiring before they are used. We have recorded a full valuation allowance for our deferred tax assets.

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

Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation in recent years has led us to experience higher costs, including, among others, labor, wafer and transportation. Our suppliers have raised their prices and may continue to raise prices, and, although we have made minimal price increases thus far, in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. In addition, inflationary pressures could cause customers to delay or reduce purchases of our products or delay payments to us. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Risks Related to Our Securities

There may be future sales of our common stock, which could adversely affect the market price of our common stock and dilute a stockholder’s ownership of common stock.

We are generally not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, provided that we are subject to the listing rules of the Nasdaq Stock Market (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock). Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Accordingly, our stockholders bear the risk that our future offerings will reduce the market price of our common stock and dilute their stock holdings in us. In addition, issuances of our common stock resulting from the exercise of options or vesting of restricted stock units granted under our equity compensation plan and the exercise of any warrants, and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock.

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

Certain of our common stock warrants outstanding at December 31, 2025 are accounted for as liabilities and recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

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

Location	Square Footage (approximate)	Lease Expiration
Markham, Ontario, Canada	9,500	September 2027
Toronto, Ontario, Canada	6,535	December 2026

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

Holders of Record

As of December 31, 2025, there were 44 holders of record of our common stock and 47 holders of record of our exchangeable shares. The actual number of common stockholders is significantly greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no share repurchase activity for the three months ended December 31, 2025.

Recent Sale of Unregistered Securities and Use of Proceeds

Except as disclosed below, during the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On December 8, 2025, we issued 50,000 unregistered shares of common stock with a fair value of approximately $50,000 to a service provider as compensation. The shares were issued in reliance on an exemption from registration provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act because the issuance did not involve a public offering, the service provider took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the service provider is a sophisticated investor.

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

Our strategy and primary business objective is to be a profitable, IP-rich fabless semiconductor company offering integrated circuits, or ICs, antenna modules and related non-recurring engineering services. We specialize in the development of mmWave semiconductors, primarily in the unlicensed 60 GHz spectrum band for 802.11ad/ay-compliant devices and in the 28/39 GHz spectrum bands for 5G-compliant devices. We derive our revenue from selling semiconductor devices, as well as antenna modules based on using those mmWave semiconductor devices. We have pioneered a high-volume mmWave IC production test methodology using standard, low-cost production test equipment. It has taken us several years to refine performance of this production test methodology, and we believe this places us in a leadership position in addressing the operational challenges of delivering mmWave products into high-volume markets. We also produce and sell complete mmWave antenna modules. The primary advantage provided by our antenna modules is that our proprietary mmWave ICs and the antenna are integrated into a single device. A differentiating characteristic of mmWave technology is that the RF amplifiers must be as close as possible to the antenna to minimize loss. Our module is designed to enhance the performance of the amplifier/antenna interface and simplify customers’ radio frequency (“RF”) engineering, facilitating more opportunities for customer prospects that have not provided RF-type systems, as well as shortening the time to market for new products.

We also had a memory product line comprising our Bandwidth Engine IC products. Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and, in March 2025, we fulfilled all then-outstanding EOL orders for our memory IC products. Subsequent to March 2025, we received additional purchase orders and recorded revenue totaling approximately $0.5 million during the second half of 2025.

We incurred net losses of approximately $4.8 million and $10.7 million for the years ended December 31, 2025 and 2024, respectively, and we had an accumulated deficit of approximately $181.9 million as of December 31, 2025. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

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

On January 21, 2026, Mobix Labs issued a press release, and we filed a Current Report on Form 8-K disclosing that the Company and Mobix Labs continue to engage in discussions regarding a potential strategic transaction and are conducting customary, confidential diligence and that Mobix Labs delivered to the Company a non-binding indication of interest contemplating a potential all-stock transaction at a premium to the Company’s trading price, subject to further diligence, negotiation, and the execution of definitive documentation.

Our board of directors is evaluating the Company’s options to enhance stockholder value. Our board of directors and management team are committed to acting in the best interests of all stockholders. Consistent with its fiduciary duties and in consultation with the Company’s financial and legal advisors, our board of directors will continue to carefully review Mobix Labs’ proposal to determine the course of action that it believes is in the best interest of the Company and its stockholders. We do not intend to make further comments regarding potential transactions or provide any public updates regarding proposed or potential transactions, unless required by applicable law or a regulatory body. There can be no assurance that any transaction will be completed with Mobix Labs or any other third party.

ATM Offering

On August 30, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of our common stock. On November 21, 2025, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-280798) to increase the maximum number of shares of common stock to up to an aggregate of $3,150,000 of shares, exclusive of previously sold shares. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. We have no obligation to sell any shares pursuant to the Sales Agreement and either we or Ladenburg may terminate the Sales Agreement in accordance with its terms. During the three and twelve months ended December 31, 2025, we sold 1,710,732 and 3,713,939 shares of common stock for net proceeds of approximately $2,095,000 and $4,351,100 pursuant to the Sales Agreement

World Unrest

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Consolidated Financial Statements” as of and for the years ended December 31, 2025 and 2024 included elsewhere in this Report. As of December 31, 2025, there have been no material changes to our significant accounting policies and estimates.

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

Royalty and other

Historically, our licensing contracts for our memory technology typically provided for royalties based on the licensee’s use of our memory technology in its currently shipping commercial products. We estimated royalty revenue in the calendar quarter in which the licensee uses the licensed technology. Payments were received in the subsequent quarter. Royalty revenues from licensees of our memory technology are no longer material due to reduced shipments by these licensees, which we attribute to the discontinuation of the foundry process by TSMC, therefore royalty revenue is recorded when a licensee reports actual amounts to us. We also generate revenue from licensing our mmWave technology. We recognize license fees as revenue at the point of time when the control of the license has been transferred and we have no continuing performance obligations to the customer.

Engineering services revenue

Engineering and development contracts with customers generally contain a single performance obligation that is delivered over time. Revenue is recognized using an output method that is consistent with the satisfaction of the performance obligation as a measure of progress.

Contract liabilities - deferred revenue

Our contract liabilities consist of advance customer payments and deferred revenue. We classify advance customer payments and deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. As of December 31, 2025 and 2024, contract liabilities were in a current position and included in deferred revenue.

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

Stock-based compensation

We periodically issue stock options and restricted stock units (RSUs) to employees and non-employees. We account for such awards based on ASC 718, whereby the value of the award is measured on the date of award and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of our stock options is estimated using the Black-Scholes-Merton Option Pricing (Black-Scholes) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods. The fair value of restricted stock awards, restricted stock units, and performance-based restricted stock units is based on the closing price of our common stock on the date of grant. Recognition of compensation expense for non-employees is in the same period and manner as if we had paid cash for the services.

Results of Operations

Net Revenue

	Years Ended December 31,		Year-Over-Year Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Product	$11,845	$14,248	$(2,403)	(17)%
Percentage of total net revenue	97%	98%

The following table details revenue by product category:

(amounts in thousands)	Years Ended December 31,		Year-Over-Year
Product category	2025	2024	change
Memory ICs	$2,720	$12,914	(10,194)
mmWave ICs	6,734	302	6,432
mmWave modules	2,293	1,007	1,286
mmWave other products	98	25	73
	$11,845	$14,248	$(2,403)

Product revenue decreased for 2025 compared with 2024 primarily due to the decrease of our memory IC product shipments attributable to the significant reduction in EOL shipments in 2025 as compared with 2024. The decreases were partially offset by an increase in shipments of our mmWave ICs and antenna modules.

We expect sales of our mmWave products to increase from a volume and revenue perspective in 2026, as we expect i) an increase in orders from existing customers and ii) new customers to commence production during 2026.

	Years Ended December 31,		Year-Over-Year Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Royalty and other	$348	$325	$23	7%
Percentage of total net revenue	3%	2%

Royalty and other revenue includes royalty, non-recurring engineering services and license revenues. The increase in royalty and other revenue for 2025 compared with 2024 was primarily due to an increase in non-recurring engineering services revenue related to our mmWave technology attributable to a statement of work entered into in July 2025 partially offset by a decrease in royalties from licensees of our memory technology due to reduced shipments by these licensees, which we attribute to the discontinuation of the foundry process by TSMC.

Cost of Net Revenue and Gross Profit

	Years Ended December 31,		Year-Over-Year Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Cost of net revenue	$5,126	$7,040	$(1,914)	(27)%
Percentage of total net revenue	42%	48%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including depreciation of production-related fixed assets and, prior to January 1, 2025, amortization of intangible assets.

Cost of net revenue decreased for 2025 compared with 2024, primarily related to the decrease in product revenue and amortization of developed technology intangible assets of approximately $2.3 million incurred in 2024, as these assets were fully amortized as of December 31, 2024. Inventory write-down charges declined by approximately $374,000 from $0.4 million recorded in 2024 to approximately $36,000 recorded in 2025. The previous write-downs were primarily attributable to inventory identified as excess and obsolete based on inventory expiration and customer forecasts.

	Years Ended December 31,		Year-Over-Year Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Gross profit	$7,067	$7,533	$(466)	(6)%
Percentage of total net revenue	58%	52%

Gross profit decreased for 2025 compared with 2024 primarily due to the reduction in revenue combined with product mix, specifically the decrease in memory IC shipments partially offset by an increase in mmWave product shipments. The gross margin percentage increased in 2025 compared with 2024 due to approximately $2.3 million of amortization of intangible assets recorded to cost of net revenue combined with a $374,000 decrease in inventory write-down charges in 2025 compared with 2024. In addition, during the year ended December 31, 2025, we recorded revenue for sales of mmWave inventory with a cost of approximately $1,351,000 that had been written down prior to January 1, 2025.

Research and Development

	Years Ended December 31,		Year-Over-Year Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Research and development	$6,245	$9,232	$(2,987)	(32)%
Percentage of total net revenue	51%	63%

Our research and development, or R&D, expenses include costs related to the development of our products. We expense R&D costs as they are incurred.

The decrease for 2025 compared with 2024 was primarily due to: i) reduced salary and consulting costs, as we implemented reductions in force during 2024 and terminated consultant contracts, ii) reduced rent expense, as our San Jose office lease expired in January 2025, and iii) reduced software license expense, as, during 2024, we accrued the value of certain of our software license obligations and certain other licenses expired in the second half of 2025.

Selling, General and Administrative

	Years Ended December 31,		Year-Over-Year Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
SG&A	$5,805	$8,673	$(2,868)	(33)%
Percentage of total net revenue	48%	60%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management and, prior to January 1, 2025, amortization of intangible assets.

The decrease for 2025 compared with 2024 was primarily attributable to reductions in expenses for facilities, stock based compensation and amortization of purchased intangible assets for customer relationships of approximately $1.0 million, which were fully amortized as of December 31, 2024. These decreases were partially offset by increases in consulting and professional services costs.

Severance and Software License Obligations

	Years Ended December 31,		Year-Over-Year Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Severance and software license obligations	$(223)	$2,063	$(2,286)	(111)%
Percentage of total net revenue	-2%	14%

In November 2023, we implemented an employee lay-off and terminated certain consulting positions (the “Reductions”) to reduce operating expenses and cash burn, as we prioritized business activities and projects that we believe will have a higher return on investment. As part of the Reductions, we implemented a temporary lay-off that impacted 16 employees (the “Employees”) of Peraso Tech. During the six months ended June 30, 2024, we determined that we would not recall any of the 11 Employees that remained on our payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result, we recorded severance charges of approximately $0.4 million for the year ended December 31, 2024. The severance liabilities were fully paid as of December 31, 2025.

As a result of the decision to not recall the Employees, we determined that it was probable that a number of our non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the year ended December 31, 2024, we expensed the value of the remaining contractual liabilities and recorded liabilities of approximately $1.6 million. During the three months ended June 30, 2025, a licensor terminated one of the license agreements and initiated a refund of approximately $56,300 for amounts previously paid by us. As a result, we reversed approximately $222,600 of expense and approximately $166,300 of the related contractual liabilities for this licensor during the three months ended June 30, 2025. As of December 31, 2025, the remaining contractual liabilities had been paid.

Liquidity and Capital Resources; Changes in Financial Condition

At December 31, 2025, we had cash and cash equivalents totaling $2.9 million compared with cash, cash equivalents and investments of $3.3 million as of December 31, 2024.

In 2025, we used $5.6 million in cash from operating activities, which primarily resulted from our net loss of $4.8 million, adjusted for non-cash charges and gains, including stock-based compensation expenses of $0.5 million, depreciation and amortization expenses of $0.3 million, shares issued for services of $0.1 million and approximately $36,000 in inventory write-downs, partially offset by $1.7 million of changes to operating assets and liabilities.

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

In 2025, net cash used in investing activities was approximately $107,000 which was attributable to the purchase of fixed assets.

In 2024, no cash was provided by or used in investing activities.

In 2025, net cash provided by financing activities of $5.3 million primarily comprised $0.9 million in net proceeds from a warrant inducement offering in September 2025 and $4.4 million of net proceeds from sales under our at-the market offering program.

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

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory. At December 31, 2025, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.7 million.

Going Concern - Working Capital

We incurred net losses of approximately $4.8 million and $10.7 million for the years ended December 31, 2025 and 2024, respectively, and we had an accumulated deficit of approximately $181.9 million as of December 31, 2025. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion, that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. To date, we have primarily financed our operations through loans, offerings of common stock and warrants and issuances of convertible notes.

We expect to continue to incur operating losses during 2026, as we do not expect to generate any meaningful revenue from shipments of our remaining memory products and as we continue to secure new customers for and continue to invest in the development of our mmWave products. Further, we expect our cash expenditures to continue to exceed receipts for at least the next 12 months, as our revenues will not be sufficient to offset our operating expenses. In addition, we have incurred and may continue to incur substantial costs related to our strategic alternative exploration process, including our evaluation of Mobix Labs’ proposal, which costs include the fees of our financial and legal advisors. We believe that our existing cash and cash equivalents as of December 31, 2025 and expected receipts associated with forecasted product sales will enable us to meet our capital needs into the third quarter of 2026.

We will need to increase revenues beyond the levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of our consolidated financial statements. The consolidated financial statements presented in Item 8 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If we are unsuccessful in these efforts, we will need to implement additional cost reduction strategies, which could further affect our near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities.

As further discussed in Note 10 to the consolidated financial statements, we completed warrant inducement offerings in September 2025 and November 2024 for net proceeds of approximately $0.9 million and $2.6 million, respectively. Additionally, on August 30, 2024, we entered into the Sales Agreement with Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program. During the three and twelve months ended December 31, 2025, we sold 1,710,732 and 3,713,939 shares of common stock for proceeds of approximately $2,095,000 and $4,351,100 (net of commissions paid to Ladenburg of approximately $65,500 and $135,700 and legal fees), respectively, pursuant to the Sales Agreement. Further, during 2023 and 2024, we implemented reductions in our workforce and eliminated 19 full-time equivalent positions. These cost reduction actions were intended to preserve cash, as we kept capital expenditures to minimum levels in order to reduce operating costs and our short-term cash needs.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our consolidated financial statements for the years ended December 31, 2025 or 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our directors and certain information about each of them are set forth below.

Name	Age	Position(s) with the Company
Ronald Glibbery	64	Chief Executive Officer and Director
Daniel Lewis	77	Director
Cornelis Links(1)	68	Director
Andreas Melder(1)(2)	67	Director
Robert Newell(1)(2)	77	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

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

Cornelis Links. Mr. Links was appointed to our board of directors in December 2025. Since January 2024, Mr. Links has served as chief executive officer of SuperLight Photonics B.V., a Netherlands-based photonics semiconductor company engaged in the development of broadband light sources for imaging applications that was declared bankrupt in September 2025; following a restructuring, the company restarted under the name Integrated Laser Photonics B.V. in October 2025. In 2004, Mr. Links founded GreenPeak Technologies B.V., a fabless semiconductor company focused on low-power wireless solutions for smart-home and Internet of Things (IoT) applications, and served as its chief executive officer until the company was acquired by Qorvo, Inc. in 2016. Following the acquisition, he served in leadership roles at Qorvo, Inc. involving Wi-Fi and IoT technology integration and related strategic initiatives. Prior to founding GreenPeak Technologies B.V., Mr. Links held various management and technical positions at other technology companies including NCR Corporation, AT&T, Lucent Technologies and Agere Systems. Mr. Links holds an M.Sc. degree in Applied Mathematics and a B.Sc. degree in Electrical Engineering from the University of Twente in the Netherlands. We believe that Mr. Links’ qualifications to serve on the board of directors include his extensive business experience, having held senior management positions at several companies in the field of wireless business communications, which brings strategic and operational insight to the board of directors.

Andreas Melder. Mr. Melder was appointed to our board of directors in December 2021. He is a veteran technology executive in the semiconductor, communications and consumer electronics industries. In February 2021, Mr. Melder co-founded Cercle.ai, an AI technology company focused on advancing healthcare for women, and serves on its board of directors and, in October 2025, was appointed its chief executive officer. Previously, he served as vice president of business development at Gigle Networks, which was acquired in 2011 by Broadcom, where he continued to serve in executive marketing roles. Prior to Broadcom, Mr. Melder served as senior vice president of sales, marketing and business development for Intellon, which was acquired by Atheros Communications, Inc., which was subsequently acquired by Qualcomm Inc. (Qualcomm), and held similar positions with Atheros and Qualcomm. Previously, he was founder and vice president of marketing and business development for Microtune, a designer of RF integrated circuits and subsystem modules, which was acquired by Zoran Semiconductor, and vice president of sales and marketing for Tripath, an audio controller company acquired by Etelos. Additionally, Mr. Melder was a senior executive for companies that were acquired by Broadcom, Cirrus Logic and RFMD. Mr. Melder earned a B.S. in Electrical Engineering/Business from Carnegie-Mellon University and a M.S. in Electrical Engineering and Operations Research from Southern Methodist University. We believe that Mr. Melder’s qualifications to serve on the board of directors include his extensive business experience, having held senior management positions at several companies in the semiconductor, computer and networking industries. Additionally, he brings additional operational, and fund-raising expertise, and business development, mergers and acquisitions and public markets experience.

Robert Newell. Mr. Newell has served as a member of our board of directors since October 2018 and is currently a consultant and advisor to emerging technology and healthcare companies. He has held financial management positions for companies in Silicon Valley for over 25 years. From 2003 to 2018, Mr. Newell was chief financial officer of Dextera Surgical, Inc. (Dextera) a developer of advanced surgical stapling and medical devices. In December 2017, after entering into an agreement to sell substantially all of its assets, Dextera filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. He served on the board of directors of ARI Network Services, a leading publicly traded supplier of SaaS and data as a service solutions. Previously, Mr. Newell served as chief financial officer of Omnicell, an automated medication and hospital supply management company, and prior to 2000, he held executive positions with the Beta Group and Cardiometrics. Prior to his business career, he was a pilot in the United States Air Force. Mr. Newell holds a B.A. in mathematics from the College of William & Mary and an MBA from Harvard Business School. We believe that Mr. Newell’s qualifications to serve on the board of directors include his substantial financial and public-company experience, as he has served as chief financial officer at multiple medical device and other technology companies. He also has previous experience serving as a director on public-company boards of directors.

The names of our executive officers and certain information about them are set forth either above or below, as the case may be:

Name	Age	Position(s) with the Company
Ronald Glibbery	64	Chief Executive Officer and Director
James Sullivan	57	Chief Financial Officer
Bradley Lynch	53	Chief Operating Officer
Alexander Tomkins	43	Chief Technology Officer

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

Cornelis Links, Andreas Melder and Robert Newell are the current members of the Audit Committee. All are independent, as determined in accordance with Rule 5605(a)(2) of the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. Mr. Newell serves as the chair and has been designated by the board of directors as the “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act and the Exchange Act. That status does not impose duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on him as a member of the Audit Committee and the board of directors, however. The Audit Committee has delegated authority to Mr. Newell for review and pre-approval of services proposed to be provided by our independent registered public accounting firm.

Compensation Committee

Andreas Melder and Robert Newell are the current members of the Compensation Committee, and Mr. Melder serves as the chair. The Compensation Committee is responsible for reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. Our Compensation Committee also has the principal responsibility for the administration of our equity plans. The responsibilities of our Compensation Committee are described in the Compensation Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.perasoinc.com.

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

When new candidates for our board of directors are sought, the independent directors evaluate each candidate for nomination as a director within the context of the needs and the composition of the board of directors as a whole. The independent directors conduct any appropriate and necessary inquiries into the backgrounds and qualifications of candidates. When evaluating director nominees, our board of directors generally seeks to identify individuals with diverse, yet complementary business backgrounds. Although we have no formal policy regarding diversity, our directors consider both the personal characteristics and experience of director nominees, including each nominee’s independence, diversity, age, skills, expertise, time availability and industry background in the context of the needs of the board of directors and the Company. Further, when evaluating nominations, the board of directors also looks for depth and breadth of experience within our industry and otherwise, outside time commitments, special areas of expertise, accounting and finance knowledge, business judgment, leadership ability, experience in developing and assessing business strategies, corporate governance expertise, and for incumbent members of the board of directors, the past performance of the incumbent director. The board of directors believes that director nominees should exhibit proven leadership capabilities and experience at a high level of responsibility within their chosen fields and must have the experience and ability to analyze the complex business issues facing us, and specifically, the issues inherent in the semiconductor industry. In addition to business expertise, the board of directors requires that director nominees have the highest personal and professional ethics, integrity and values and, above all, are committed to representing the long-term interests of our stockholders and other stakeholders. To date, we have not paid any fee to a third party to assist in the process of identifying or evaluating director candidates. Our independent directors will consider candidates for nomination as director who are recommended by a stockholder and will not evaluate any candidate for nomination for director differently because the candidate was recommended by a stockholder. To date, we have not received or rejected any suggestions for a director candidate recommended by any stockholder or group of stockholders owning more than 5% of our common stock. The recommendation must include the information specified in our bylaws for stockholder nominees to be considered at an annual meeting, including the following:

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

Compensation Committee Interlocks and Insider Participation

During 2025, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had one or more of its executive officers serving as a member of our board of directors or Compensation Committee. Messrs. Melder and Newell, the current members of the Compensation Committee, and Dr. Ian McWalter, a former member of our board of directors and the Compensation Committee, were not officers or employees of ours during 2025 or at any other time.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 filed during 2025 (and any written representations to us by such persons), we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2025, except that (i) Cornelis Links filed a late Form 3 on January 29, 2026 in connection with his appointment to our board of directors on December 22, 2025, (ii) Mark Lunsford filed a late Form 4 on April 25, 2025 with respect to common stock withheld to satisfy his tax obligation in connection with the settlement of shares of common stock underlying the portion of RSUs that vested on April 15, 2025, and (iii) Daniel Lewis, Ian McWalter, Andreas Melder and Robert Newell each filed a late Form 4 on January 23, 2025 with respect to RSUs granted on January 17, 2025.

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

The compensation received by our named executive officers is set forth in the Summary Compensation Table, below. For 2025, our named executive officers included Ronald Glibbery, our chief executive officer, James Sullivan, our chief financial officer and secretary, and Bradley Lynch, our chief operating officer.

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

In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. Our widespread use of long-term compensation, consisting of stock options and restricted stock units (the “RSUs”), focuses recipients on the achievement of our longer-term goals and conserves cash for other operating expenses. The equity awards granted to our executives generally vest over 36 months from the date of grant. The Compensation Committee does not believe that these awards encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the use of multi-year vesting schedules helps to align our employees’ interests even more closely with those of our long-term investors.

Base Salary

Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. The Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2025.

There were no changes to the annual base salaries of our executive officers in 2025.

Annual Incentive Compensation

There were no changes to the incentive compensation targets for our named executive officers in 2025.

Equity Awards

Although we do not have a mandated policy regarding the ownership of shares of common stock by officers and directors, we believe that granting equity awards to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. Our Amended and Restated 2019 Stock Incentive Plan, as amended (the “2019 Plan”), which was approved by our stockholders and became effective in August 2019, enables us to grant equity awards, as well as other types of stock-based compensation, to our executive officers and other employees. The Compensation Committee reviews and approves all equity awards granted under the 2019 Plan to the named executive officers. We grant equity awards to achieve retention and motivation:

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

During 2025, our Compensation Committee and management elected to use stock options as our primary form of equity award, as in the past we had primarily used restricted stock units. During 2025, we granted each of our named executive officers common stock purchase options for 125,000 shares.

Going forward, we intend to continue to evaluate and consider equity grants to our executives on an annual basis. We expect to consider potential equity awards for executives at the same time as we annually review our employees’ performance and determine whether to award grants for all employees.

Accounting and Tax Considerations

Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. Section 162(m) of the Internal Revenue Code, as amended (the “Code”), generally disallows a tax deduction to publicly-held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. The Tax Cuts and Jobs Act repealed the performance-based exception to the deduction limit for remuneration that is deductible in tax years commencing after December 31, 2017. However, certain remuneration is specifically exempt from the deduction limit under a transition rule to the extent that it is “performance-based,” as defined in Section 162(m) of the Code, and subject to a “written binding contract” in effect as of November 2, 2017 that is not later modified in any material respect. We endeavor to award compensation that will be deductible for income tax purposes, though other factors will also be considered. None of the compensation paid to our covered executive officers for the year ended December 31, 2025 that would be taken into account for purposes of Section 162(m) exceeded the $1 million limitation. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) of the Code and the regulations issued thereunder, including the uncertain scope of the transition relief under the Tax Cuts and Jobs Act, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) of the Code in fact will satisfy such requirements. Our Compensation Committee may authorize compensation payments that do not comply with the exemptions to Section 162(m) when we believe that such payments are appropriate to attract and retain executive talent.

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

In light of the results of the advisory vote, the Compensation Committee intends to continue to apply principles that were substantially similar to those applied historically in determining compensation policies and decisions with respect to 2025 executive compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal years 2025 and 2024 for each of our named executive officers.

Name and principal position	Year	Salary ($)	Stock Option Awards ($)(1)	Restricted Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Ronald Glibbery	2025	400,000	99,000	—	—	499,000
Chief Executive Officer	2024	400,000	—	—	—	400,000
James Sullivan	2025	305,000	99,000	—	—	404,000
Chief Financial Officer	2024	305,000	—	—	—	305,000
Bradley Lynch	2025	275,000	99,000	—	—	374,000
Chief Operating Officer	2024	275,000	—	—	—	275,000

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted during the years indicated, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option and stock awards are set forth in the notes to the consolidated financial statements included in item 15 of this Report. These amounts do not reflect actual compensation earned or to be earned by our named executive officers.

GRANTS OF PLAN-BASED AWARDS

The following table provides information on plan-based awards granted in 2025 to each of the named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Ronald Glibbery	2/11/2025	—	100,000	0.78	78,000
	8/7/2025	—	25,000	0.84	21,000
James Sullivan	2/11/2025	—	100,000	0.78	78,000
	8/7/2025	—	25,000	0.84	21,000
Bradley Lynch	2/11/2025	—	100,000	0.78	78,000
	8/7/2025	—	25,000	0.84	21,000

(1)	Represents stock options granted pursuant to the 2019 Plan.

During the fiscal year ended December 31, 2025, we did not award any options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report other than as set forth in the table below.

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award	Percentage
change in the
closing market price of the
securities underlying the
award between the trading
day ending immediately
prior to the disclosure of
material nonpublic
information and the trading
day beginning immediately
following the disclosure of
material nonpublic
					information
Ronald Glibbery	8/7/2025	25,000	$0.84	$21,000	7.08%
James Sullivan	8/7/2025	25,000	$0.84	$21,000	7.08%
Bradley Lynch	8/7/2025	25,000	$0.84	$21,000	7.08%

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table and accompanying footnotes set forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2025.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date(1)	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)
Ron Glibbery	6,973	(2)	—	—	103.60	9/17/2030	—	—
	2,740	(2)	—	—	103.60	12/16/2031	—	—
	27,777	(6)	72,223	—	0.78	2/11/2035	—	—
	2,779	(7)	22,221	—	0.84	8/7/2035	—	—

James Sullivan	20	(3)	—	—	5,760.00	8/23/2026	—	—
	138	(4)	—	—	156.80	2/6/2029	—	—
	500	(5)	—	—	62.80	11/20/2029	—	—
	27,777	(6)	72,223	—	0.78	2/11/2035	—	—
	2,779	(7)	22,221	—	0.84	8/7/2035	—	—

Bradley Lynch	4,365	(2)	—	—	103.60	9/17/2030	—	—
	1,644	(2)	—	—	103.60	12/16/2031	—	—
	27,777	(6)	72,223	—	0.78	2/11/2035	—	—
	2,779	(7)	22,221	—	0.84	8/7/2035	—	—

(1)	The standard option term is generally ten years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant.

(2)	The stock options were acquired on December 17, 2021 as consideration for the person’s securities of Peraso Technologies Inc., which we acquired by way of a reverse takeover.

(3)	The stock option was granted on August 23, 2016, and the shares subject to this option vested monthly over 48 months subject to continued service as an employee, director or consultant.

(4)	The stock option was granted on February 6, 2019, and the shares subject to this option vested monthly over three years subject to continued service as an employee, director or consultant.

(5)	The stock option was granted on November 20, 2019, and the shares subject to this option vested monthly over three years subject to continued service as an employee, director or consultant.

(6)	The stock option was granted on February 11, 2025, and the shares subject to this option vest monthly over three years subject to continued service as an employee, director or consultant.

(7)	The stock option was granted on August 7, 2025, and the shares subject to this option vest monthly over three years subject to continued service as an employee, director or consultant.

OPTION EXERCISES AND STOCK VESTED

There were no option exercises by and vesting of stock awards attributable to our named executive officers during the year ended December 31, 2025.

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

The information below describes the severance benefits payable to (i) Mr. Glibbery under his employment agreement and (ii) Messrs. Sullivan and Lynch under the Policy, as if such arrangements had been in effect and a Change-in-Control occurred on December 31, 2025, and the employment of each of our named executive officers was terminated without cause immediately following the Change-in-Control. The information below assumes that there was no compensation that was earned but unpaid as of December 31, 2025.

Name	Cash Severance($)(1)	Bonus($)(2)	Continuation of Benefits($)(3)	Stock Option Vesting($)(4)	Stock Award Vesting($)(5)	Total($)
Ronald Glibbery	800,000	300,000	13,012	7,342	—	1,120,354
James Sullivan	305,000	—	14,524	7,342	—	326,866
Bradley Lynch	275,000	—	6,506	7,342	—	288,848

(1)	Represents cash severance payments based on the executive’s salary at December 31, 2025, in an amount equal to two years of base salary for Mr. Glibbery and one year of base salary for each of Messrs. Sullivan and Lynch. The Policy provides that each of Messrs. Sullivan and Lynch are also entitled to receive an amount equal to the average of his respective annual bonus payments in the preceding three years as part of their respective cash severance payments; however, the table does not include any additional amount in respect of such bonus component because no annual bonuses were awarded to Messrs. Sullivan and Lynch during that period.

(2)	For Mr. Glibbery, the amount represents payment of his annual target bonus amount. The Policy does not provide for additional bonus payments to Messrs. Sullivan and Lynch.

(3)	Represents the aggregate amount of all premiums payable for the continuation of the executive’s health benefits for one or two years, as applicable, based on the amounts of such premiums at December 31, 2025.

(4)	The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change-in-Control. The intrinsic value per share would be calculated as the excess of the closing price of our common stock on the Nasdaq of $0.87 on December 31, 2025 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purposes of these calculations.

(5)	The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the Change-in-Control. The intrinsic value per share is considered as the closing price of our common stock on the Nasdaq of $0.87 on December 31, 2025.

If a Change-in-Control occurred on December 31, 2025, under the Policy, the following numbers of option and award shares would have vested immediately as a result of acceleration on December 31, 2025:

Name	Number of Accelerated Option and Award Shares
Ronald Glibbery	94,615
James Sullivan	94,444
Bradley Lynch	94,546

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

Director Compensation

The following table summarizes the compensation earned by our non-employee directors in the year ended December 31, 2025:

Name	Fee Compensation ($)	Restricted Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Robert Newell	45,000	500	—	45,500
Ian McWalter (2)	44,000	500	—	44,500
Cornelis Links (3)	929	—	—	929
Andreas Melder	40,000	500	—	40,500
Daniel Lewis	35,000	500	—	35,500

(1)	Dr. McWalter and Messrs. Newell, Melder and Lewis were each granted 500 restricted stock units on January 17, 2025. Award amounts reflect the aggregate grant date fair value as determined pursuant to FASB ASC Topic 718. For these restricted stock unit awards, the fair value is equal to the underlying value of the stock and is calculated using the closing price of our common stock on the award date. The actual value realized by a non-employee director related to restricted stock unit awards will depend on the market value of our common stock on the date the underlying stock is sold following vesting of the awards.

(2)	In connection with his planned retirement, Ian McWalter did not stand for re-election upon the expiration of his term on December 22, 2025.

(3)	Cornelis Links was appointed to our board of directors, effective immediately following our 2025 annual meeting of stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth certain information as of March 13, 2026 concerning the ownership of our common stock by:

●	each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);

●	each of our directors;

●	each of our executive officers; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of March 13, 2026 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 12,628,485 shares of our common stock and exchangeable shares outstanding as of March 13, 2026.

Unless otherwise stated, the business address of each of our directors and executive officers listed in the table is 2033 Gateway Place, Suite 500, San Jose, California 95110.

	Amount and Nature of Beneficial Ownership
Name	Number of Shares Beneficially Owned (Excluding Outstanding Options)(1)		Number of Shares Issuable on Exercise of Outstanding Options or Convertible Securities(2)	Percent of Class
More than 5% Beneficial Owners:
Iroquois Capital Management, LLC	—	(3)	1,401,606 (3)	9.99%
Ionic Ventures, LLC	—	(4)	952,380 (4)	7.01%

Directors and Officers:
Ronald Glibbery	4,308		62,632	*
Daniel Lewis	4,292		1,875	*
Robert Newell	3,947		494	*
Cornelis Links	25		—	*
Andreas Melder	1,851		494	*
James Sullivan	1,893		53,578	*
Bradley Lynch	1,573		58,928	*
Alexander Tomkins	6,083		59,070	*
All current directors and executive officers as a group (8 persons)	23,972		237,071	2.0%

*	Represents holdings of less than one percent.

(1)	Excludes shares subject to outstanding options, warrants, convertible securities or other rights to acquire common stock that are exercisable within 60 days of March 13, 2026.

(2)	Represents the number of shares subject to outstanding options, restricted stock units, convertible securities or other rights to acquire common stock that are exercisable within 60 days of March 13, 2026.

(3)	Based on information reported on a Schedule 13G/A filed with the SEC on August 14, 2025 by Iroquois Capital Management LLC (“Iroquois Capital”), Richard Abbe and Kimberly Page. The filing reflects that (i) Iroquois Capital, Mr. Abbe and Ms. Page share voting and dispositive power over 371,424 shares of common stock issuable upon exercise of warrants that are directly held by Iroquois Master Fund Ltd. (“Iroquois Master Fund”), and (ii) Mr. Abbe has sole voting and dispositive power over 1,057,146 shares of common stock issuable upon exercise of warrants directly held by Iroquois Capital Investment Group LLC (“ICIG”). The table above excludes 26,964 shares of common stock issuable upon exercise of the warrants because the warrants are subject to a 9.99% beneficial ownership blocker. Mr. Abbe shares authority and responsibility for the investments made on behalf of Iroquois Master Fund with Ms. Kimberly Page, each of whom is a director of the Iroquois Master Fund. As such, Mr. Abbe and Ms. Page may each be deemed to be the beneficial owner of all shares of common stock held by and underlying the warrants held by, Iroquois Master Fund. Iroquois Capital is the investment advisor for Iroquois Master Fund and Mr. Abbe is the President of Iroquois Capital. Mr. Abbe has the sole authority and responsibility for the investments made on behalf of ICIG. As such, Mr. Abbe may be deemed to be the beneficial owner of all shares of common stock held by and underlying the warrants held by Iroquois Master Fund and ICIG. The principal business address for Iroquois Capital, Mr. Abbe and Ms. Page is 2 Overhill Road, Scarsdale, NY 10583.

(4)	Based on information available to the Company and information reported on a Schedule 13G/A filed with the SEC on November 14, 2024 by Ionic Ventures, LLC (“Ionic”), Ionic Management, LLC (“Ionic Management”), Brendan O’Neil and Keith Coulston, which each report shared voting and dispositive power with respect to the shares. The shares of common stock shown to be beneficially owned by Ionic consist of 952,380 shares of common stock issuable upon the exercise of Series A warrants, which warrants are subject to a 9.99% beneficial ownership blocker. Ionic has the power to dispose of and the power to vote the shares beneficially owned by it, which power may be exercised by its manager, Ionic Management. Each of the managers of Ionic Management, Mr. O’Neil and Mr. Coulston, has shared power to vote and/or dispose of the shares beneficially owned by Ionic and Ionic Management. The principal business address of Ionic, Ionic Management, Mr. O’Neil and Mr. Coulston is 3053 Fillmore St, Suite 256, San Francisco, CA 94123.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025 regarding equity compensation plans approved by our security holders. As of December 31, 2025, we had no awards outstanding under equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))(1)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,347,402	(2)	$3.34	1,188,962

(1)	Consists of shares of common stock available for future issuance under the 2019 Plan.

(2)	Consists of 694 shares of common stock subject to outstanding equity awards under our 2010 Equity Incentive Plan, 1,320,931 shares of common stock subject to outstanding equity awards under our 2019 Plan and 25,777 shares of common stock subject to outstanding options assumed by us in connection with the business combination with Peraso Technologies Inc. completed in December 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Below we describe any transactions to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for each of the last two completed fiscal years and in which any of our directors, director nominees, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest since January 1, 2024.

On June 11, 2024, we entered into a stock purchase agreement with Ian McWalter, who was then a member of our board of directors, pursuant to which we sold and Dr. McWalter purchased 100,000 restricted shares of common stock at a price per share of $1.27.

A family member of one of our executive officers is employed by us. During the years ended December 31, 2025 and 2024, we paid the employee approximately $129,300 and $113,800, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock option granted during each period.

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

Director Independence

Our board of directors has determined that each of the current directors, with the exception of Ronald Glibbery, is “independent,” as defined by the Nasdaq listing rules and the rules and regulations of the SEC. Our board of directors has standing Audit and Compensation Committees, each of which is comprised solely of independent directors in accordance with the Nasdaq listing rules. No director qualifies as independent unless the board of directors affirmatively determines that he has no direct or indirect relationship with us that would impair his independence. We independently review the relationship of the Company to any entity employing a director or on whose board of directors he is serving currently.

Item 14. Principal Accountant Fees and Services.

Weinberg & Co., P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2025 and 2024. The following table shows the fees billed (in thousands of dollars) to us by Weinberg for the financial statement audits and other services provided for fiscal 2025 and 2024.

	2025	2024
Audit Fees(1)	$223	$205
Audit-Related Fees(2)	37	94
Total(3)	$260	$299

(1)	Audit fees consisted of fees for professional services rendered for the audit of our annual consolidated financial statements, review of our quarterly financial statements and services normally provided in connection with statutory and regulatory filings.

(2)	Audit-related fees consisted of fees related to the issuance of SEC registration statements and sales of our securities under registration statements.

(3)	Weinberg did not provide any non-audit or other services other than those reported under “Audit Fees” and “Audit-Related Fees.”

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

(3) Exhibits:

Required exhibits are incorporated by reference or are filed with this Report.

		Reference				Filed or
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Furnished Herewith
2.1**	Arrangement Agreement with Peraso Technologies Inc.	8-K	000-32929	2.1	September 15, 2021
2.2	First Amending Agreement dated October 21, 2021	8-K	000-32929	2.1	October 22, 2021
3.1	Restated Certificate of Incorporation of the Company	8-K	000-32929	3.6	November 12, 2010
3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company	8-K	000-32929	3.1	February 14, 2017
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on August 27, 2019	8-K	000-32929	3.1	August 27, 2019
3.1.3	Certificate of Amendment to Articles of Incorporation (Name Change)	8-K	000-32929	3.1	December 20, 2021
3.1.4	Certificate of Designation of Series A Special Voting Preferred Stock	8-K	000-32929	3.2	December 20, 2021
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 15, 2023	8-K	000-32929	3.1	December 19, 2023
3.2	Amended and Restated Bylaws of the Company	8-K	000-32929	3.1	November 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-43122	4.1	September 14, 2000
4.2	Description of the Registrant’s Securities	10-K	000-32929	4.2	March 28, 2025
4.3*	Amended and Restated Peraso Inc. 2010 Equity Incentive Plan	S-8	333-229728	4.8	February 15, 2019
4.4*	Peraso Inc. Amended and Restated 2019 Stock Incentive Plan, as amended	8-K	000-32929	10.1	December 23, 2025
4.5*	Form of Agreement for Stock Option Grant pursuant to the Peraso Inc. Amended and Restated 2010 Equity Incentive Plan	S-8	333-168358	4.10	July 28, 2010
4.6*	Form of Notice of Grant of Stock Option Award and Agreement pursuant to the Peraso Inc. 2019 Stock Incentive Plan	S-8	333-234675	4.10	November 13, 2019
4.7*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Peraso Inc. 2019 Stock Incentive Plan	S-8	333-234675	4.13	November 13, 2019

4.8*	Amended Peraso Technologies Inc. 2009 Share Option Plan	S-8	333-262062	4.5	January 7, 2022
4.9	Form of Common Stock Purchase Warrant	8-K	000-32929	4.2	November 30, 2022
4.10	Form of Purchase Warrant	8-K	000-32929	4.2	June 2, 2023
4.11	Form of Placement Agent Warrant	8-K	000-32929	4.3	June 2, 2023
4.12	Form of Series A Warrant	S-1/A	333-276247	4.15	February 5, 2024
4.13	Form of Representative Warrant	S-1/A	333-276247	4.17	January 23, 2024
4.14	Form of Series C Warrant	8-K	000-32929	4.1	November 5, 2024
4.15	Form of Series D Warrant	8-K	000-32929	4.2	November 5, 2024
4.16	Form of Placement Agent Warrant	8-K	000-32929	4.3	November 5, 2024
4.17	Form of Series E Warrant	8-K	000-32929	4.1	September 12, 2025
4.18	Form of Placement Agent Warrant dated September 12, 2025	8-K	000-32929	4.2	September 12, 2025
10.1*	Employment Offer Letter Agreement between the Company and James Sullivan dated December 21, 2007	10-K	000-32929	10.26	March 17, 2008
10.2*	Form of New Employee Inducement Grant Stock Option Agreement (revised February 2012)	10-K	000-32929	10.19	March 15, 2012
10.3	Form of Indemnification Agreement used from June 2012 to present	10-Q	000-32929	10.22	August 9, 2012
10.4*	Executive Change-in-Control and Severance Policy	SC TO-I	005-78033	99.(D)(7)	July 26, 2016
10.5	Intercompany Services Agreement	8-K	000-32929	10.2	December 20, 2021
10.6*	Employment Agreement (Ronald Glibbery)	8-K	000-32929	10.3	December 20, 2021
10.7*	Employment offer letter agreement between the Company and Mark Lunsford dated October 4, 2022	10-K	000-32929	10.17	March 29, 2023
10.8*	Employment Agreement (Brad Lynch)					X
10.9*	Employment Agreement (Alexander Tomkins)					X
10.10*	Amendment to offer of employment between the Company and James Sullivan dated April 15, 2022	10-Q	000-32929	10.2	August 15, 2022
10.11*	Amendment to employment agreement between Peraso Technologies Inc. and Brad Lynch dated April 15, 2022	10-Q	000-32929	10.3	August 15, 2022
10.12*	Amendment to offer of employment between the Company and Alex Tomkins dated April 19, 2023	S-1	333-272729	10.21	June 16, 2023
10.13*	Amendment to offer of employment between the Company and Ronald Glibbery dated April 19, 2023	S-1	333-272729	10.22	June 16, 2023
10.14*	Second Amendment to offer of employment between the Company and Brad Lynch dated April 19, 2023	S-1	333-272729	10.23	June 16, 2023
10.15*	Technology License and Patent Assignment Agreement By and Between Intel Corporation and the Company dated August 5, 2022	10-Q	000-32929	10.1	November 14, 2022
10.16	First Amendment to Executive Change-in-Control and Severance Policy	10-Q	000-32929	10.23	May 13, 2021
10.17*	Amendment No. 1 to Peraso Inc. Common Stock Purchase Warrant	8-K	000-32929	10.3	June 2, 2023
10.18	Warrant Agency Agreement, dated February 8, 2024, by and between the Company and Equiniti Trust Company, LLC	8-K	000-32929	10.2	February 9, 2024
10.19	Amendment to the Warrant Agency Agreement dated February 8, 2024 by and between Peraso Inc. and Equiniti Trust Company, LLC, as Warrant Agent, dated August 6, 2024	8-K	000-32929	10.1	August 7, 2024
10.20	At The Market Offering Agreement, dated August 30, 2024, by and between Peraso Inc. and Ladenburg Thalmann & Co. Inc.	8-K	000-32929	10.1	August 30, 2024
10.21	Amendment #2 to the Warrant Agency Agreement dated February 8, 2024 by and between Peraso Inc. and Equiniti Trust Company, LLC, as Warrant Agent, dated October 3, 2024	8-K	000-32929	10.1	October 4, 2024
	Form of Inducement Letter	8-K	000-32929	10.1	November 5, 2024
10.22	Form of Amendment to Series C Common Stock Purchase Warrant	8-K	000-32929	10.1	May 2, 2025
10.23	Form of Amendment No. 2 to Series C Common Stock Purchase Warrant	8-K	000-32929	10.1	August 5, 2025
10.24	Form of Inducement Letter dated September 11, 2025	8-K	000-32929	10.1	September 12, 2025

10.25	Form of Amendment No. 3 to Series C Common Stock Purchase Warrant	8-K	000-32929	10.1	December 9, 2025
19.1	Insider Trading Policy	10-K	000-32929	19.1	March 28, 2025
21.1	List of Subsidiaries	10-K	000-32929	21.1	March 29, 2023
23.1	Consent of Independent Registered Public Accounting Firm-Weinberg & Co., P.A.					X
24.1	Power of Attorney (see signature page)					X
31.1	Rule 13a-14 Certification					X
31.2	Rule 13a-14 Certification					X
32	Section 1350 Certification					X
97.1	Company Clawback Policy	10-K	000-32929	97.1	March 29, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	Management contract, compensatory plan or arrangement.

**	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2026.

PERASO INC.

By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Ronald Glibbery and James Sullivan as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in- fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Glibbery	Chief Executive Officer and Director	March 30, 2026
Ronald Glibbery	(principal executive officer)

/s/ James Sullivan	Chief Financial Officer
James Sullivan	(principal financial and accounting officer)	March 30, 2026

/s/ Daniel Lewis	Director	March 30, 2026
Daniel Lewis

/s/ Cornelis Links	Director	March 30, 2026
Cornelis Links

/s/ Andreas Melder	Director	March 30, 2026
Andreas Melder

/s/ Robert Newell	Director	March 30, 2026
Robert Newell

PERASO INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Peraso Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Peraso Inc. (the “Company”) and subsidiaries as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2025, the Company incurred a net loss and used cash in operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Issuance of warrants during the period

As described in Note 10 to the consolidated financial statements, during the year ended December 31, 2025, the Company issued certain common stock warrants in various financing transactions. The Company evaluated the terms of the common stock warrants under ASC 815, including the scope exception in ASC 815-40, and concluded the instruments qualified for equity classification.

We identified the assessment of the accounting for the common stock warrants as a critical audit matter because of the complexity in applying the accounting framework and the significant judgments made by management in the determination of the classification of the warrants. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s classification.

The primary procedures we performed to address this critical audit matter included, among others:

●	We obtained and read the agreements related to the common stock warrants and evaluated the key contractual terms, including exercise prices, expiration dates and settlement provisions.

●	We evaluated management’s accounting analysis and assessed the appropriateness of the equity classification conclusion by reference to the criteria in ASC 815-40.

●	Utilizing personnel with specialized knowledge and skill in the relevant technical accounting guidance to evaluate the appropriateness of the Company’s application of the relevant technical accounting guidance in determining whether the Common Stock Warrants require liability accounting treatment.

We have served as the Company’s auditor since 2020.

/s/ Weinberg & Company

Los Angeles, California

March 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$2,886	$3,344
Accounts receivable, net	1,219	682
Inventories, net	1,168	2,079
Prepaid expenses and other	195	188
Total current assets	5,468	6,293

Property and equipment, net	363	512
Right-of-use lease assets	143	267
Intangible assets, net	6	13
Other	99	121
Total assets	$6,079	$7,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$679	$1,036
Accrued expenses and other	540	1,987
Deferred revenue	8	341
Short-term lease liabilities	95	139
Total current liabilities	1,322	3,503

Long-term lease liabilities	97	182
Warrant liabilities	24	55
Total liabilities	1,443	3,740
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized, issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 10,055 shares and 4,474 shares issued and outstanding at December 31, 2025 and 2024, respectively	9	3
Exchangeable shares, no par value; unlimited shares authorized; 56 shares and 60 shares outstanding at December 31, 2025 and 2024, respectively	—	—
Issuable shares, 137 and 917 shares at December 31, 2025 and 2024, respectively	162	1,193
Additional paid-in capital	186,338	179,390
Accumulated deficit	(181,873)	(177,120)
Total stockholders’ equity	4,636	3,466
Total liabilities and stockholders’ equity	$6,079	$7,206

The accompanying notes are an integral part of these consolidated financial statements.

PERASO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 31,
	2025	2024
Net revenue
Product	$11,845	$14,248
Royalty and other	348	325
Total net revenue	12,193	14,573
Cost of net revenue	5,126	7,040
Gross profit	7,067	7,533
Operating expenses
Research and development	6,245	9,232
Selling, general and administrative	5,805	8,673
Severance and software license obligations	(223)	2,063
Total operating expenses	11,827	19,968
Loss from operations	(4,760)	(12,435)
Interest expense	(1)	(10)
Change in fair value of warrant liabilities	31	1,693
Other income (expense), net	(23)	24
Net loss	$(4,753)	$(10,728)

Net loss per share
Basic and diluted	$(0.67)	$(3.57)

Shares used in computing net loss per share
Basic and diluted	7,064	3,002

The accompanying notes are an integral part of these consolidated financial statements.

PERASO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Additional		Total
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	673	$1	—	$—	95	$—	$170,474	$(166,392)	$4,083
Shares issued for reverse stock split	51	—	—	—	—	—	—	—	—
Exchange of exchangeable shares	35	—	—	—	(35)	—	—	—	—
Issuance of common stock under stock plans, net of taxes paid related to net share settlements of restricted stock units	7	—	—	—	—	—	(6)	—	(6)
Sale of common stock and warrants, net	562	—	—	—	—	—	3,431	—	3,431
Issuance of common stock and warrants from warrant inducement offering, net	1,329	—	917	1,193	—	—	1,389	—	2,582
Sale of common stock	100	—	—	—	—	—	127	—	127
Issuance of common stock upon exercise of pre-funded warrants	1,425	2	—	—	—	—	—	—	2
At-the market sales of stock, net	252	—	—	—	—	—	333	—	333
Shares issued for services	40	—	—	—	—	—	54	—	54
Stock-based compensation	—	—	—	—	—	—	3,588	—	3,588
Net loss	—	—	—	—	—	—	—	(10,728)	(10,728)
Balance as of December 31, 2024	4,474	3	917	1,193	60	—	179,390	(177,120)	3,466
At-the market sales of stock, net	3,714	4	—	—	—	—	4,347	—	4,351
Issuance of abeyance shares	1,618	2	(1,617)	(2,019)	—	—	2,017	—	—
Exchange of exchangeable shares	4	—	—	—	(4)	—	—	—	—
Issuance of common stock and warrants from warrant inducement offering, net	115	—	837	988	—	—	(55)	—	933
Issuance of common stock under stock plans	40	—	—	—	—	—	28	—	28
Shares issued for services	90	—	—	—	—	—	90	—	90
Stock-based compensation	—	—	—	—	—	—	521	—	521
Net loss	—	—	—	—	—	—	—	(4,753)	(4,753)
Balance as of December 31, 2025	10,055	$9	137	$162	56	$—	$186,338	$(181,873)	$4,636

The accompanying notes are an integral part of these consolidated financial statements.

PERASO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,753)	$(10,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	3,911
Stock-based compensation	521	3,588
Change in fair value of warrant liabilities	(31)	(1,693)
Inventory write downs	36	359
Shares issued for services	90	54
Allowance for bad debt	(21)	(2)
Accrued interest on debt obligation and other	—	(7)
Changes in assets and liabilities
Accounts receivable	(516)	51
Inventories	875	168
Prepaid expenses and other assets	15	432
Accounts payable	(357)	(1,412)
Right-of-use assets	124	348
Lease liabilities - operating	(76)	(260)
Accrued expenses and other	(1,447)	1,376
Deferred revenue	(333)	(764)
Net cash used in operating activities	(5,610)	(4,579)
Cash flows from investing activities:
Purchases of property and equipment	(107)	—
Net cash used in investing activities	(107)	—
Cash flows from financing activities:
Proceeds from at-the-market sales of stock, net	4,351	333
Proceeds from warrant inducement, net	933	2,582
Proceeds from sale of common stock and warrants, net	28	3,559
Repayment of financing lease	(53)	(128)
Taxes paid to net share settle equity awards	—	(6)
Net cash provided by financing activities	5,259	6,340
Net increase (decrease) in cash and cash equivalents	(458)	1,761
Cash and cash equivalents at beginning of year	3,344	1,583
Cash and cash equivalents at end of year	$2,886	$3,344

The accompanying notes are an integral part of these consolidated financial statements.

PERASO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

Peraso Inc., formerly known as MoSys, Inc. (the Company), was incorporated in California in 1991 and reincorporated in 2000 in Delaware. The Company is a fabless semiconductor company specializing in the development of millimeter wave (mmWave), which is generally described as the frequency band from 24 Gigahertz (GHz) to 300 GHz, wireless technology. The Company derives revenue from selling its semiconductor devices and modules, performance of non-recurring engineering services and licensing of its technology.

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

Liquidity and Going Concern

The Company incurred net losses of approximately $4.8 million and $10.7 million for the years ended December 31, 2025 and 2024, respectively, and had an accumulated deficit of approximately $181.9 million as of December 31, 2025. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of common stock and warrants and the issuance of convertible notes and loans to investors and affiliates.

As disclosed in Note 10, in September 2025, the Company completed a warrant inducement offering for net proceeds of approximately $0.9 million. Additionally, as disclosed in Note 9, on August 30, 2024, the Company entered into the Sales Agreement with Ladenburg, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program. During the year ended December 31, 2025, the Company sold 3,713,939 shares of common stock for net proceeds of $4.4 million pursuant to the Sales Agreement.

The Company expects to continue to incur operating losses for the foreseeable future as it secures additional customers and continues to invest in the commercialization of its products. The Company will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of the Company’s expected operating losses and cash burn for the foreseeable future, as well as recurring losses from operations, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. These consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that the Company can raise additional capital, whether in the form of debt or equity financing, that will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s primary focus is producing and selling its products. If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities.

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

Cash Equivalents and Investments

The Company may invest its excess cash in money market accounts, certificates of deposit, corporate debt, government-sponsored enterprise bonds and municipal bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Management generally determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s available-for-sale short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in the value judged to be other-than-temporary are included in the other income, net line item in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for credit losses was not material as of December 31, 2025 and 2024.

Inventories

The Company values its inventories at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Costs of inventories primarily consisted of material and third party assembly costs. The Company records write-downs for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional adjustments to inventory valuation may be required. Charges for obsolete and slow-moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. The Company recorded write-downs of inventory of approximately $36,000 and $0.4 million during the years ended December 31, 2025 and 2024, respectively.

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

Purchased Intangible Assets

Intangible assets acquired in business combinations are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Intangible assets subject to amortization, including those acquired in business combinations were as follows (amounts in thousands):

	December 31, 2025
	Gross			Net
	Carrying	Accumulated	Other	Carrying
	Amount	Amortization	Impairment	Amount
Developed technology	$5,726	$(5,726)	$—	$—
Customer relationships	2,556	(2,556)	—	—
Other	186	(74)	(106)	6
Total	$8,468	$(8,356)	$(106)	$6

	December 31, 2024
	Gross			Net
	Carrying	Accumulated	Other	Carrying
	Amount	Amortization	Impairment	Amount
Developed technology	$5,726	$(5,726)	$—	$—
Customer relationships	2,556	(2,556)	—	—
Other	186	(67)	(106)	13
Total	$8,468	$(8,349)	$(106)	$13

Developed technology primarily consisted of MoSys’ products that had reached technological feasibility and primarily related to its memory semiconductor products and technology. The value of the developed technology was determined by discounting estimated net future cash flows of these products. Amortization related to developed technology of $2.3 million for the year ended December 31, 2024, was included in cost of net revenue in the consolidated statements of operations. There was no amortization related to developed technology for the year ended December 31, 2025, as the purchased intangible assets were fully amortized as of December 31, 2024.

Customer relationships relate to the Company’s ability to sell existing and future versions of its products to MoSys’ customers existing at the time of the arrangement. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer relationships. Amortization related to customer relationships of $1.0 million for the year ended December 31, 2024, was included in selling, general and administrative expense in the consolidated statements of operations. There was no amortization related to customer relationships for the year ended December 31, 2025, as the purchased intangible assets were fully amortized as of December 31, 2024.

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

Warrants

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

Royalty and other

Historically, the Company’s licensing contracts for its memory technology typically provided for royalties based on the licensee’s use of the Company’s memory technology in its currently shipping commercial products. The Company estimates its royalty revenue in the calendar quarter in which the licensee uses the licensed technology. Payments are received in the subsequent quarter. The Company also generates revenue from licensing its mmWave technology. The Company recognizes license fees as revenue at the point of time when the control of the license has been transferred and the Company has no continuing performance obligations to the customer.

Engineering services revenue

Engineering and development contracts with customers generally contain a single performance obligation that is delivered over time. Revenue is recognized using an output method that is consistent with the satisfaction of the performance obligation as a measure of progress.

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of December 31, 2025 and 2024, contract liabilities were in a current position and included in deferred revenue.

During the year ended December 31, 2025, the Company recognized approximately $333,400 of revenue that had been included in deferred revenue as of December 31, 2024.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were not material for the years ended December 31, 2025 and 2024.

Research and Development

Engineering costs are recorded as research and development expense in the period incurred.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock units (RSUs) to employees and non-employees. The Company accounts for such awards based on ASC 718, whereby the value of the award is measured on the date of award and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (Black-Scholes) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods. The fair value of restricted stock awards, restricted stock units, and performance-based restricted stock units is based on the closing price of the Company’s common stock on the date of grant. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	December 31,
	2025	2024
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	1,347	30
Unvested restricted common stock units	—	3
Warrants classified as equity	8,837	8,770
Warrants classified as liabilities	235	235
Total	10,465	9,084

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2025 tax years generally remain subject to examination by U.S. federal and state tax authorities, and the 2022 through 2025 tax years generally remain subject to examination by foreign tax authorities.

At December 31, 2025, the Company did not have any material unrecognized tax benefits, except for the Sec. 382 limitation for loss carryforwards as discussed in Note 8, nor expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest related to unrecognized tax benefits as income tax expense and penalties related to unrecognized tax benefits as other income and expense. During the years ended December 31, 2025 and 2024, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Comprehensive loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2025 and 2024, the Company’s comprehensive loss was the same as its net loss.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (the “Update”), an amendment to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270 apply to all entities that provide interim financial statements and notes in accordance with GAAP. In addition, the amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP with the objective to provide clarity about the current requirements. The Update is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact that the Update will have on the presentation of its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASCs), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the SEC) did not, or is not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 2. Fair Value of Financial Instruments

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 and the basis for that measurement (in thousands):

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liability	$24	$—	$—	$24

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liability	$55	$—	$—	$55

(1)	Included in cash and cash equivalents

The following table represents the Company’s determination of fair value for its financial assets (cash equivalents and investments) (in thousands):

	December 31, 2025
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,886	$—	$—	$2,886

	December 31, 2024
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,344	$—	$—	$3,344

Note 3. Balance Sheet Detail

	December 31,
	2025	2024
	(in thousands)
Inventories:
Raw materials	$342	$627
Work-in-process	361	473
Finished goods	465	979
	$1,168	$2,079

Prepaid expenses and other:
Prepaid inventory and production costs	$31	$9
Prepaid insurance	36	41
Prepaid software	46	39
Other	82	99
	$195	$188

Property and equipment, net:
Machinery and equipment	$4,946	$4,848
Computer equipment and software	413	377
Furniture and fixtures	92	93
Leasehold improvements	428	428
Total property and equipment	5,879	5,746
Less: Accumulated depreciation and amortization	(5,516)	(5,234)
	$363	$512

	December 31,
	2025	2024
	(in thousands)
Accrued Expenses & Other:
Accrued wages and employee benefits	$280	$457
Professional fees, legal and consulting	175	223
Software license obligations	—	1,118
Severance benefits	—	118
Warranty accrual	12	34
Other	73	37
	$540	$1,987

Note 4. Severance and Software License Obligations

In November 2023, the Company implemented an employee lay-off and terminated certain consulting positions (the Reductions) to reduce operating expenses and cash burn, as the Company prioritized business activities and projects that it believes will have a higher return on investment. As part of the Reductions, the Company implemented a temporary lay-off that impacted 16 employees (the Employees) of Peraso Tech. During 2024, the Company determined that it would not recall any of the 11 Employees that remained on the Company’s payroll and commenced notifying the remaining Employees that their employment would be terminated. As a result of the termination of the Employees’ employment, the Company recorded severance charges of approximately $446,000 during the six months ended June 30, 2024. The severance liabilities were fully paid as of December 31, 2025.

As a result of the decision to not recall the Employees, the Company determined that it was probable that a number of its non-cancelable licenses for computer-aided design software would not be utilized during the remaining license terms. During the three months ended June 30, 2024, the Company accrued the value of the remaining contractual liabilities of approximately $1,617,000. During the three months ended June 30, 2025, a licensor terminated one of the license agreements and initiated a refund of approximately $56,300 for amounts previously paid by the Company. As a result, the Company reversed approximately $222,600 of expense and approximately $166,300 of related contractual liabilities during the three months ended June 30, 2025. As of December 31, 2025, the remaining contractual liabilities had been fully paid.

Note 5. Commitments and Contingencies

Leases

The Company has operating leases for its facilities in Toronto and Markham, Ontario, Canada and recognizes lease expense on a straight-line basis over the respective lease terms. The Company had an operating lease for its corporate headquarters facility in San Jose, California that was not renewed when the lease term expired on January 14, 2025.

In May 2022, the Company entered into a lease for the facility in Markham with a 60-month term, which commenced June 21, 2022. The initial right-of-use asset and corresponding liability of approximately CAD$1.0 million for the Markham facility lease were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities was 8%. The Markham landlord also provided a lease incentive of approximately CAD$286,200 (the Incentive). In 2023, the Company received payment of CAD$143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each calendar year during the remaining lease term. As of December 31, 2025, the pending Incentive to be received was CAD$35,775.

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

On November 1, 2022, the Company entered into a 36-month finance lease agreement for the lease of equipment resulting in the recognition of a right-of-use asset of approximately $124,000 and lease liability of approximately $117,000. The final invoice was dated August 15, 2025. The finance lease expired and the Company took ownership of the equipment. The related right-of-use asset and liability was fully amortized on October 15, 2025.

The following table provides the details of right-of-use assets and lease liabilities as of December 31, 2025 (in thousands):

	Year Ended December 31,
	2025	2024
Right-of-use assets:
Operating leases	$143	$213
Finance leases	—	54
Total right-of-use assets	$143	$267
Lease liabilities:
Operating leases	$192	$266
Finance leases	—	55
Total lease liabilities	$192	$321

Future minimum payments under the leases at December 31, 2025 are listed in the table below (in thousands):

Year ending December 31,
2026	$106
2027	99
Total future lease payments	205
Less: imputed interest	(13)
Present value of lease liabilities	$192

The following table provides the details of supplemental cash flow information (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$161	$487

Rent expense was approximately $0.5 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the years ended December 31, 2025 and 2024.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory. At December 31, 2025, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.7 million.

Note 6. Retirement Savings Plan

Effective January 1997, the Company adopted the Peraso 401(k) Plan (the Savings Plan), which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. Full-time and part-time employees who are at least 21 years of age are eligible to participate in the Savings Plan at the time of hire. Participants may contribute up to 15% of their earnings to the Savings Plan. No matching contributions were made by the Company during the years ended December 31, 2025 and 2024.

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

Significant segment expenses include research and development expenditures, salaries and benefits, stock-based compensation, and software license obligations. Operating expenses include all remaining costs necessary to operate the Company’s business, which primarily include facilities, external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year Ended
	December 31,
	2025	2024
Total net revenue	$12,193	$14,573

Less:
Cost of net revenue	5,126	7,040
Research and development	2,171	3,303
Salaries	5,829	6,138
Stock-based compensation	522	3,588
Severance and software license obligations	(223)	2,063
Other operating expenses	3,528	4,876
Other income	(7)	(1,707)
Net loss	$(4,753)	$(10,728)

Concentrations

The Company recognized revenue from shipments of products, licensing of its technologies and performance of services to customers by geographical destination as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Taiwan	$5,275	$238
Europe	3,132	995
North America	2,356	12,478
Hong Kong	14	474
Rest of world	1,416	388
Total net revenue	$12,193	$14,573

The following is a breakdown of product revenue by category (in thousands):

	Years Ended December 31,
Product category	2025	2024
Memory ICs	$2,720	$12,914
mmWave ICs	6,734	302
mmWave modules	2,293	1,007
mmWave other products	98	25
	$11,845	$14,248

The following table lists significant customers that represented more than 10% of total revenue during each respective period:

	Year Ended
	December 31,
	2025	2024
Customer A	29%	*
Customer B	13%	61%
Customer C	13%	*
Customer D	13%	*
Customer E	12%	*
Customer F	*	25%

*	Represents less than 10%

The following table lists significant customers that represented more than 10% of the net accounts receivable balance at each respective balance sheet date:

	Accounts Receivable
	As of December 31,
	2025	2024
Customer A	78%	*
Customer B	15%	*
Customer C	*	58%
Customer D	*	15%
Customer E	*	18%

*	Represents less than 10%

The following table lists significant vendors that represented more than 10% of the total accounts payable balance at each respective balance sheet date:

	Accounts Payable
	As of December 31,
	2025	2024
Vendor A	23%	*
Vendor B	15%	*
Vendor C	15%	*
Vendor D	*	16%
Vendor E	*	15%

*	Represents less than 10%

Note 8. Income Tax Provision

The income tax provision consisted of the following (in thousands):

	Year Ended
	December 31,
	2025	2024
Current portion:
Federal and state	$—	$—

Deferred portion:
Federal	3,903	(381)
State	946	83
Foreign	(35,136)	(34,793)
	(30,287)	(35,091)
Change in valuation allowance	30,287	35,091
Provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	Year Ended
	December 31,
	2025	2024
Deferred tax assets:
Federal, state and foreign loss carryforwards	$34,616	$34,231
Reserves, accruals and other	588	1,195
Depreciation and amortization	44	1,792
Deferred stock-based compensation	39	2,450
Capitalized research and development costs	464	595
Research and development credit carryforwards	11,170	11,165
Total deferred tax assets	46,921	51,428
Less: Valuation allowance	(46,921)	(51,428)
Net deferred tax assets, net	$—	$—

Utilization of the Company’s net operating losses (NOLs) and tax credit carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (IRC) and similar state provisions. Section 382 of the IRC (Section 382) imposes limitations on a corporation’s ability to utilize its NOL and tax credit carryforwards, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate. While a formal study has not been performed, the Company believes that Section 382 ownership changes occurred as a result of financing transaction in 2018 and the Arrangement. The Company believes the Section 382 limitations will result in approximately 91% and 89% of the federal and state NOLs, respectively, expiring before they can be utilized, and approximately 100% of the federal tax credit carryforwards expiring before they can be utilized.

As of December 31, 2025, the Company had NOLs of approximately $214.1 million for federal income tax purposes, approximately $132.4 million for state income tax purposes and approximately $114.2 million for foreign income tax purposes. Only approximately $20.3 million of the federal NOLs and $14.8 million of the state NOLs are expected to be available before expiration due to the Section 382 limitation. These NOLs are available to reduce future taxable income and will expire at various times from 2026 through 2045, except federal NOLs from 2018 and later which have no expiration date. As of December 31, 2025, the Company also had federal research and development tax credit carryforwards of approximately $8.0 million that will expire at various times through 2042, California research and development credits of approximately $8.5 million, which do not have an expiration date, and foreign research and development tax credit carryforwards of approximately $4.4 million that will expire at various times through 2040.

During the preparation of the 2025 consolidated financial statements, the Company identified an adjustment related to its 2024 income tax accounting footnote. Accordingly, the Company has adjusted the 2024 income tax footnote to reflect increases to both the deferred tax asset and the associated valuation allowance by approximately $34.8 million. This adjustment had no impact on the Company’s consolidated balance sheet, statement of operations, or statement of cash flows.

A reconciliation of income taxes provided at the federal statutory rate to the actual income tax provision is as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Income tax benefit computed at U.S. statutory rate	$(998)	$359
Foreign taxes in excess of U.S. rates	79	—
Amortization of intangible assets	—	(60)
Change in fair value of warrant liabilities	(6)	(356)
Change in state rate	846	—
Valuation allowance changes affecting tax provision	106	62
Other	(27)	(5)
Income tax provision	$—	$—

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

Shares Issued for Services

In January 2025, the Company issued 40,000 unregistered shares of common stock with a fair value of approximately $40,000 to a service provider. In December 2025, the Company issued 50,000 unregistered shares of common stock with a fair value of approximately $50,000 to a service provider.

ATM Offering

On August 30, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with Ladenburg with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock. On November 21, 2025, the Company filed a prospectus supplement to increase the maximum number of shares of the Company’s common stock up to an aggregate of $3,150,000 of shares, which did not include the shares having an aggregate gross sales price of approximately $4,095,176 that had previously been sold under the Sales Agreement. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. The Company has no obligation to sell any shares pursuant to the Sales Agreement and either the Company or Ladenburg may terminate the Sales Agreement in accordance with its terms. During the year ended December 31, 2024, the Company sold 251,621 shares of common stock for net proceeds of approximately $336,000 pursuant to the Sales Agreement. During the year ended December 31, 2025, the Company sold 3,713,939 shares of common stock for net proceeds of approximately $4,351,100 pursuant to the Sales Agreement.

Note 10. Warrants

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

On November 5, 2024, the Company entered into inducement offer letter agreements (the Inducement Letters) with certain holders (the Holders) of existing Series B warrants (the Existing Warrants) to purchase up to an aggregate of 2,246,030 shares of the Company’s common stock. Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their Existing Warrants at a reduced exercise price of $1.30 per share in consideration for the Company’s agreement to issue in a private placement (i) new Series C common stock purchase warrants (the Series C Warrants) to purchase an aggregate of 2,246,030 shares of common stock and (ii) new Series D common stock purchase warrants (the Series D Warrants) to purchase an aggregate of 2,246,030 shares of common stock. The Series C Warrants have an exercise price of $1.61 per share, were exercisable upon issuance and originally expired on the six-month anniversary of the date of issuance. The Series D Warrants have an exercise price of $1.61 per share, were exercisable upon issuance and expire on the five-year anniversary of the date of issuance. The expiration date of the Series C Warrants was subsequently extended pursuant to amendments, as described below.

The warrant inducement offering closed on November 6, 2024. Upon exercise of the Existing Warrants, the Company issued 1,328,650 shares of its common stock while the remaining 917,380 shares (the Issuable Shares) remained under abeyance, pending issuance instructions from the Holders, pursuant to the terms of the Inducement Letters. The Company accounted for the issuance of the: i) shares of its common stock, ii) the Series C Warrants, iii) the Series D Warrants, and iv) the remaining Issuable Shares as a single equity transaction for gross proceeds of approximately $2.92 million. The fair value of the unissued Issuable Shares at each balance sheet date has been presented separately as issuable shares on the consolidated balance sheets and statements of stockholders’ equity. As of December 31, 2025, all of the Issuable Shares with a fair value of $1.2 million had been issued and no shares remained under abeyance.

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

Amendments to Series C Warrants

On May 2, 2025, the Company extended the expiration date of its Series C Warrants to purchase an aggregate of 2,246,030 shares of common stock from May 6, 2025 to August 4, 2025, by entering into an amendment with each holder of the Series C Warrants. On August 4, 2025, the Company extended the expiration date of its outstanding Series C Warrants to purchase an aggregate of 2,246,030 shares of common stock from August 4, 2025 to December 5, 2025, by entering into a second amendment with each holder of the Series C Warrants. On December 5, 2025, the Company extended the expiration date of its outstanding Series C Warrants to purchase an aggregate of 2,246,030 shares of common stock from December 5, 2025 to January 7, 2026, by entering into a third amendment with each holder of the Series C Warrants.

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

The warrant inducement offering closed on September 12, 2025. Upon exercise of the Series C Warrants, the Company issued 115,000 shares of common stock while the remaining 837,380 shares (the 2025 Issuable Shares) remained under abeyance, pending issuance instructions from the Series C Holder, pursuant to the terms of the 2025 Inducement Letter. The Company accounted for the issuance of the: i) shares of common stock, ii) the Series E Warrants and iii) the remaining 2025 Issuable Shares as a single equity transaction for gross proceeds of approximately $1.1 million. The fair value of the unissued 2025 Issuable Shares has been presented separately as issuable shares on the consolidated balance sheets and statements of stockholders’ equity. As of December 31, 2025, 700,000 shares of the Issuable Shares with a fair value of $0.8 million had been issued and 137,380 shares with a fair value of $0.2 million remained under abeyance.

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

Warrants Classified as Liabilities

The securities purchase agreements governing warrants issued in registered direct offerings completed in November 2022 and June 2023 (collectively, the Purchase Warrants) provide for a value calculation for such warrants using the Black-Scholes model in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Purchase Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its consolidated balance sheet. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the consolidated statements of operations.

As of December 31, 2025, the Company had the following liability-classified warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration Date
Warrants issued - November 2022	92	$40.00	May 29, 2028
Warrants issued - June 2023	143	$28.00	June 2, 2028
	235

The following table sets forth changes in the fair value of the Purchase Warrants outstanding (amounts in thousands):

	Number of warrants on
	common shares	Amount
Balance as of December 31, 2023	235	$1,748
Change in fair value of warrants	—	(1,693)
Balance as of December 31, 2024	235	55
Change in fair value of warrants	—	(31)
Balance as of December 31, 2025	235	$24

The outstanding liability-classified warrants had no intrinsic value at December 31, 2025.

The fair value of the Purchase Warrants at December 31, 2025 was determined using the Black-Scholes model with the assumptions in the following table. The table also includes the total fair value determined as of December 31, 2025 based on these assumptions.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	2.4 years	2.4 years
Interest rate (risk-free rate):	3.71%	3.71%
Expected volatility	129%	129%
Expected dividend	—	—
Fair value of warrants (in thousands)	$11	$13

The fair value of the Purchase Warrants at December 31, 2024 was determined using the Black-Scholes model with the assumptions in the following table. The table also includes the total fair value determined at December 31, 2024 based on these assumptions.

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	3.4 years	3.4 years
Interest rate (risk-free rate):	4.38%	4.38%
Expected volatility	115%	117%
Expected dividend	—	—
Fair value of warrants (in thousands)	$25	$30

Warrants Classified as Equity

As of December 31, 2025, the Company had the following equity-classified warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common stock warrants	7	$28.00	June 2, 2028
Series A warrants issued	3,975	$2.250	February 8, 2029
Series A warrants issued	139	$2.625	February 8, 2029
Series C warrants issued	2,246	$1.610	January 7, 2026
Series C warrants exercised	(952)	$1.610	—
Series C warrants issued	157	$1.625	November 6, 2029
Series D warrants issued	2,246	$1.610	November 6, 2029
Series E warrants issued	952	$1.250	September 12, 2031
Series E warrants issued	67	$1.475	September 12, 2030
Balance as of December 31, 2025	8,837

The outstanding equity-classified warrants had no intrinsic value at December 31, 2025.

Note 11. Stock-Based Compensation

Common Stock Equity Plans

In 2010, the Company adopted the 2010 Equity Incentive Plan and later amended it in 2014, 2017 and 2018 (the Amended 2010 Plan). The Amended 2010 Plan was terminated in August 2019 and remains in effect as to outstanding equity awards granted prior to the date of expiration. No new awards may be made under the Amended 2010 Plan.

In August 2019, the Company’s stockholders approved the 2019 Stock Incentive Plan (the 2019 Plan) to replace the Amended 2010 Plan. The 2019 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the 2019 Plan, 4,563 shares were initially reserved for issuance. In November 2021, December 2024 and December 2025, the Company’s stockholders approved amendments increasing the number of shares reserved for issuance under the 2019 Plan by 77,674, 1,500,000 and 1,000,000 shares, respectively.

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

Stock-Based Compensation Expense

The Company reflected compensation costs related to the vesting of stock options of approximately $488,600 and $2.8 million during the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, the unamortized compensation cost was approximately $0.6 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 2.0 years. The Company reflected compensation costs of approximately $32,500 and $0.8 million related to the vesting of restricted stock units during the years ended December 31, 2025 and 2024, respectively. The unamortized compensation cost at December 31, 2025 was approximately $2,000 related to restricted stock units and is expected to be recognized as expense over a weighted average period of less than 1.0 year. No stock options were granted or exercised during the year ended December 31, 2024.

Valuation Assumptions and Expense Information for Stock-Based Compensation

The fair value of the Company’s share-based payment awards granted during the year ended December 31, 2025 was estimated on the grant dates using the Black-Scholes model with the following assumptions:

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

The following table summarizes the activity in the shares available for grant under the Plans during the years ended December 31, 2025 and 2024 and options outstanding as of December 31, 2025 and 2024 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2023	39	36	$127.00
Additional shares authorized under the 2019 Plan	1,500	—	—
RSUs granted	(2)	—	—
RSUs cancelled and returned to the 2019 Plan	7	—	—
Options cancelled	—	(6)	$110.88
Balance as of December 31, 2024	1,544	30	$130.14
Additional shares authorized under the 2019 Plan	1,000	—	—
RSUs granted	(2)	—	—
RSUs cancelled and returned to the 2019 Plan	1	—	—
Options granted	(1,450)	1,450	$0.78
Options exercised	—	(37)	$0.78
Options cancelled and returned to the 2019 Plan	96	(96)	$0.78
Balance as of December 31, 2025	1,189	1,347	$3.34

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2025 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $1.00	1,317	9.16	$0.78	326	$0.78	$31
$1.01 - $62.90	2	3.89	$62.80	2	$62.80	$—
$62.81 - $599.60	28	4.93	$110.17	28	$110.17	$—
$0.00 - $599.60	1,347	9.06	$3.34	356	$10.44	$31

A summary of RSU activity under the Plans is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2023	15	$69.63
Granted	2	$1.55
Vested	(12)	$1.24
Cancelled	(3)	$63.10
Non-vested shares as of December 31, 2024	2	$37.69
Granted	2	$1.00
Vested	(3)	$15.40
Cancelled	(1)	$65.20
Non-vested shares as of December 31, 2025	—

Note 12. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. During the years ended December 31, 2025 and 2024, the Company paid the family member approximately $129,300 and $113,800, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options during each period.

Note 13. Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation, the sole foundry that manufactured the wafers used to produce the Company’s memory IC products, discontinued the foundry process used to produce such wafers. As a result, the Company commenced an end-of-life (EOL) of its memory products in 2023. In March 2025, the Company fulfilled all then-outstanding EOL orders for its memory IC products. Since March 2025, the Company received additional purchase orders totaling approximately $452,800 from customers for remaining inventory. The Company recorded approximately $72,200 and $380,600 of product revenue from these purchase orders during the three months ended September 30, 2025 and the three months ended December 31, 2025, respectively.

Note 14. Subsequent Events

Issuance of Common Stock under ATM Offering Program

Subsequent to December 31, 2025, the Company sold 2,371,943 shares of common stock for net proceeds of approximately $2,303,000 pursuant to the Sales Agreement (see Note 9).