Form 10-Q
period 2026-03-31
Peraso Inc.
filed 2026-05-14
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 55,986 as of May 12, 2026.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 14,686,618 as of May 12, 2026.

PERASO INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,672	$2,886
Accounts receivable, net	867	1,219
Inventories, net	1,600	1,168
Prepaid expenses and other	534	195
Total current assets	5,673	5,468

Property and equipment, net	497	363
Right-of-use lease assets	124	143
Other	104	105
Total assets	$6,398	$6,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$895	$679
Accrued expenses and other	605	540
Deferred revenue	102	8
Short-term lease liabilities	95	95
Total current liabilities	1,697	1,322

Long-term lease liabilities	64	97
Warrant liabilities	33	24
Total liabilities	1,794	1,443
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized, issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 12,582 shares and 10,055 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11	9
Exchangeable shares, no par value; unlimited shares authorized; 56 shares outstanding at March 31, 2026 and December 31, 2025	—	—
Issuable shares, none and 137 shares at March 31, 2026 and December 31, 2025, respectively	—	162
Additional paid-in capital	188,963	186,338
Accumulated deficit	(184,370)	(181,873)
Total stockholders’ equity	4,604	4,636
Total liabilities and stockholders’ equity	$6,398	$6,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Net revenue
Product	$667	$3,800
Services and other	296	69
Total net revenue	963	3,869
Cost of net revenue	371	1,189
Gross profit	592	2,680
Operating expenses
Research and development	1,590	1,583
Selling, general and administrative	1,486	1,611
Total operating expenses	3,076	3,194
Loss from operations	(2,484)	(514)
Change in fair value of warrant liabilities	(9)	35
Other income (expense), net	(4)	8
Net loss	$(2,497)	$(471)

Net loss per share
Basic and diluted	$(0.22)	$(0.08)
Shares used in computing net loss per share
Basic and diluted	11,613	5,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Additional
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2025	10,055	$9	137	$162	56	$—	$186,338	$(181,873)	$4,636
At-the market sales of stock, net	2,372	2	—	—	—	—	2,302	—	2,304
Issuance of common stock under stock plans	18	—	—	—	—	—	14	—	14
Issuance of abeyance shares	137	—	(137)	(162)	—	—	162	—	—
Stock-based compensation	—	—	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	—	—	(2,497)	(2,497)
Balance as of March 31, 2026	12,582	$11	—	$—	56	$—	$188,963	$(184,370)	$4,604

							Additional
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2024	4,474	$3	917	$1,193	60	$—	$179,390	$(177,120)	$3,466
At-the market sales of stock, net	329	1	—	—	—	—	432	—	433
Shares issued for services	40	—	—	—	—	—	40	—	40
Stock-based compensation	—	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	—	(471)	(471)
Balance as of March 31, 2025	4,843	$4	917	$1,193	60	$—	$179,987	$(177,591)	$3,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,497)	$(471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	67
Stock-based compensation	147	125
Change in fair value of warrant liabilities	9	(35)
Shares issued for services	—	40
Inventory write downs	33	—
Other	(7)	1
Changes in assets and liabilities
Accounts receivable	359	(91)
Inventories	(465)	307
Prepaid expenses and other assets	(339)	(422)
Accounts payable	216	225
Right-of-use assets	19	45
Lease liabilities - operating	(33)	(26)
Deferred revenue, accrued expenses and other	159	(731)
Net cash used in operating activities	(2,349)	(966)
Cash flows from investing activities:
Purchases of property and equipment	(183)	—
Net cash used in investing activities	(183)	—
Cash flows from financing activities:
Proceeds from at-the-market sales of stock, net	2,304	433
Proceeds from exercises of stock options	14	—
Repayment of financing lease	—	(36)
Net cash provided by financing activities	2,318	397
Net decrease in cash and cash equivalents	(214)	(569)
Cash and cash equivalents at beginning of period	2,886	3,344
Cash and cash equivalents at end of period	$2,672	$2,775

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The information in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent Annual Report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $2.5 million for the three months ended March 31, 2026 and $4.8 million for the year ended December 31, 2025 and had an accumulated deficit of approximately $184.4 million as of March 31, 2026. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through multiple offerings of its common stock and warrants and the issuance of convertible notes and loans to investors and affiliates.

The Company expects to continue to incur operating losses for the foreseeable future as it secures additional customers and continues to invest in the commercialization of its products. The Company will need to increase revenues substantially beyond levels that it has attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of the Company’s expected operating losses and cash burn for the foreseeable future, as well as recurring losses from operations, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this Quarterly Report on Form 10-Q. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that the Company can raise additional capital, whether in the form of debt or equity financing, that will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s primary focus is producing and selling its products. If the Company is unsuccessful in these efforts, it will need to implement additional cost reduction strategies, which could further affect its near- and long-term business plan. These efforts may include, but are not limited to, reducing headcount and curtailing business activities.

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

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for credit losses was not material as of March 31, 2026 and December 31, 2025.

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

Services and other revenue

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of March 31, 2026 and December 31, 2025, contract liabilities were in a current position and included in deferred revenue.

During the three months ended March 31, 2026, the Company recognized an immaterial amount of revenue that had been included in deferred revenue as of December 31, 2025.

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	2,221	1,355
Unvested restricted common stock units	200	4
Warrants classified as equity	7,543	8,770
Warrants classified as liabilities	235	235
Total	10,245	10,410

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

Note 2. Fair Value of Financial Instruments

The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—
Liabilities:
Warrant liabilities	$33	$—	$—	$33

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—
Liabilities:
Warrant liabilities	$24	$—	$—	$24

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represent the Company’s determination of fair value for its financial assets (cash equivalents) (in thousands):

	March 31, 2026
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,672	$—	$—	$2,672

	December 31, 2025
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,886	$—	$—	$2,886

Note 3. Balance Sheet Detail

	March 31,	December 31,
	2026	2025
	(in thousands)
Inventories:
Raw materials	$300	$342
Work-in-process	493	361
Finished goods	807	465
	$1,600	$1,168

	March 31,	December 31,
	2026	2025
	(in thousands)
Prepaid expenses and other:
Prepaid inventory and production costs	$31	$31
Prepaid insurance	194	36
Prepaid software	110	46
Other	199	82
	$534	$195

	March 31,	December 31,
	2026	2025
	(in thousands)
Accrued Expenses & Other:
Accrued wages and employee benefits	$308	$280
Professional fees, legal and consulting	192	175
Warranty accrual	8	12
Other	97	73
	$605	$540

Note 4. Commitments and Contingencies

Leases

The Company has operating leases for its facilities in Toronto and Markham, Ontario, Canada and recognizes lease expense on a straight-line basis over the respective lease terms. The Company had an operating lease for its corporate headquarters facility in San Jose, California that was not renewed when the lease term expired on January 14, 2025.

The lease for the facility in Markham has a 60-month term, which commenced June 21, 2022. The initial right-of-use asset and corresponding liability of approximately CAD$1.0 million for the lease were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities was 8%. The Markham landlord also provided a lease incentive of approximately CAD$286,200 (the Incentive). In 2023, the Company received payment of CAD$143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each calendar year during the remaining lease term. As of December 31, 2025, the pending Incentive to be received was CAD$35,775.

The Toronto office lease has a one-year term, which commenced January 1, 2026, and the lease is not accounted for under ASC 842.

The following table provides the details of right-of-use assets and lease liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Right-of-use assets:
Operating leases	$124	$143
Total right-of-use assets	$124	$143
Lease liabilities:
Operating leases	$159	$192
Total lease liabilities	$159	$192

Future minimum payments under the Markham lease at March 31, 2026 are listed in the table below (in thousands):

Year ending December 31,
2026	$72
2027	97
Total future lease payments	169
Less: imputed interest	(10)
Present value of lease liabilities	$159

The following table provides the details of supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$33	$75

Rent expense was approximately $0.1 million for the three months ended March 31, 2026 and 2025. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants certain of its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three months ended March 31, 2026 and 2025.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory. At March 31, 2026, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $3.2 million.

Note 5. Business Segments, Concentration of Credit Risk and Significant Customers

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

Significant segment expenses include research and development expenditures, salaries and benefits, stock-based compensation and software license obligations. Operating expenses include all remaining costs necessary to operate the Company’s business, which primarily include facilities, external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Total net revenue	$963	$3,869

Less:
Cost of net revenue	371	1,189
Research and development	569	603
Compensation	1,450	1,444
Stock-based compensation	147	126
Other operating expenses	910	1,021
Other income	13	(43)
Net loss	$(2,497)	$(471)

Concentrations

The Company recognized revenue from shipments of products, licensing of its technologies and performance of services to customers by geographical destination as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Taiwan	$203	$1,020
Europe	279	529
North America	136	1,771
Rest of world	345	549
Total net revenue	$963	$3,869

The following is a breakdown of product revenue by category (in thousands):

	Three Months Ended March 31,
Product category	2026	2025
Memory ICs	$20	$2,267
mmWave ICs	504	975
mmWave modules	111	558
mmWave other products	32	-
	$667	$3,800

The following table lists significant customers that represented more than 10% of total revenue during each respective period:

	Three Months Ended
	March 31,
	2026	2025
Customer A	27%	*
Customer B	17%	*
Customer C	13%	*
Customer D	11%	25%
Customer E	*	41%
Customer F	*	13%
Customer G	*	12%

*	Represents less than 10%

The following table lists significant customers that represented more than 10% of the net accounts receivable balance at each respective balance sheet date:

	Accounts Receivable
	March 31,	December 31,
	2026	2025
Customer A	51%	*
Customer B	22%	*
Customer C	11%	78%
Customer D	*	15%

*	Represents less than 10%

The following table lists significant vendors that represented more than 10% of the total accounts payable balance at each respective balance sheet date:

	Accounts Payable
	March 31,	December 31,
	2026	2025
Vendor A	18%	23%
Vendor B	11%	*
Vendor C	11%	*
Vendor D	*	15%
Vendor E	*	15%

*	Represents less than 10%

Note 6. Stock-Based Compensation

Common Stock Equity Plans

In 2010, the Company adopted the 2010 Equity Incentive Plan and later amended it in 2014, 2017 and 2018 (the Amended 2010 Plan). The Amended 2010 Plan was terminated in August 2019 and remains in effect as to outstanding equity awards granted prior to the date of expiration. No new awards may be made under the Amended 2010 Plan.

In August 2019, the Company’s stockholders approved the 2019 Stock Incentive Plan (the 2019 Plan) to replace the Amended 2010 Plan. The 2019 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the 2019 Plan, 4,563 shares were initially reserved for issuance. In November 2021, December 2024 and December 2025, the Company’s stockholders approved amendments increasing the number of shares reserved for issuance under the 2019 Plan by 77,674, 1,500,000, and 1,000,000 shares, respectively.

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

Stock-Based Compensation Expense

The Company reflected compensation costs related to the vesting of stock options of approximately $0.1 million and $0.1 million during the three-month ended March 31, 2026 and 2025, respectively. At March 31, 2026, the unamortized compensation cost was approximately $1.2 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 1.2 years. The Company reflected compensation costs of approximately $44,000 and $17,000 related to the vesting of restricted stock units during the three-months ended March 31, 2026 and 2025, respectively. The unamortized compensation cost at March 31, 2026 was approximately $0.1 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 0.8 years.

Valuation Assumptions and Expense Information for Stock-Based Compensation

The fair value of the Company’s option grants for the three months ended March 31, 2026 and March 31, 2025 was approximately $656,000 and $832,000, respectively. The weighted-average grant date fair value of options granted was $0.73 and $0.63 per share for the three months ended March 31, 2026 and 2025, respectively. The following assumptions were used in the fair-value method calculations:

	Option Grants
	Three Months Ended March 31,
	2026	2025
Interest rate (risk-free rate)	3.70% - 3.75%	4.34%
Expected volatility	120% - 121%	119%
Expected term	5 years	4.38 years
Expected dividend	0%	0%

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

Common Stock Options and Restricted Stock Units

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

The following table summarizes the activity in the shares available for grant under the Plans during the three months ended March 31, 2026 and options outstanding as of March 31, 2026 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2025	1,189	1,347	$3.34
RSUs granted	(200)	—	—
Options granted	(893)	893	$0.88
Options exercised	—	(18)	$0.78
Balance as of March 31, 2026	96	2,222	$2.33

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2026 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $1.00	2,192	9.30	$0.82	442	$0.79	$99
$1.01 - $62.90	2	3.64	$62.80	2	$62.80	$—
$62.81 - $599.60	28	4.77	$108.50	28	$108.50	$—
$0.00 - $599.60	2,222	9.24	$2.33	472	$7.86	$99

The total options outstanding had an intrinsic value of $0.4 million.

A summary of RSU activity under the 2019 Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2025	—	—
Granted	200	$0.94
Non-vested shares as of March 31, 2026	200	$0.94

Note 7. Stockholders’ Equity

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

During the year ended December 31, 2024, the Company sold 251,621 shares of common stock for net proceeds of approximately $336,000 pursuant to the Sales Agreement. During the year ended December 31, 2025, the Company sold 3,713,939 shares of common stock for net proceeds of approximately $4,351,100 pursuant to the Sales Agreement. During the three months ended March 31, 2026, the Company sold 2,371,943 shares of common stock for net proceeds of approximately $2,303,484, pursuant to the Sales Agreement.

Note 8. Warrants

Amendments to Series C Warrants

On May 2, 2025, the Company extended the expiration date of its Series C warrants, which were issued in November 2024, to purchase an aggregate of 2,246,030 shares of common stock from May 6, 2025 to August 4, 2025, by entering into an amendment with each holder of the Series C warrants. On August 4, 2025, the Company extended the expiration date of its outstanding Series C warrants to purchase an aggregate of 2,246,030 shares of common stock from August 4, 2025 to December 5, 2025, by entering into a second amendment with each holder of the Series C warrants. On December 5, 2025, the Company extended the expiration date of its outstanding Series C warrants to purchase an aggregate of 2,246,030 shares of common stock from December 5, 2025 to January 7, 2026, by entering into a third amendment with each holder of the Series C warrants. In September 2025, the Company effected a warrant inducement offering, and certain of the Series C shares were exercised. On January 7, 2026, the remaining 1,293,650 Series C warrants expired.

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

As of March 31, 2026, the Company had the following Purchase Warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration Date
Warrants issued - November 2022	92	$40.00	May 28, 2028
Warrants issued - June 2023	143	$28.00	June 2, 2028
	235

The following table sets forth changes in the fair value of the Purchase Warrants outstanding (amounts in thousands):

	Number of warrants
	on common shares	Amount
Balance as of December 31, 2025	235	$24
Change in fair value of warrants	—	9
Balance as of March 31, 2026	235	$33

The outstanding Purchase Warrants had no intrinsic value at March 31, 2026.

The fair value of the Purchase Warrants at March 31, 2026 was determined using the Black Scholes model with the following assumptions:

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	2.2 years	2.2 years
Interest rate (risk-free rate):	3.94%	3.94%
Expected volatility	137%	137%
Expected dividend	—	—
Fair value of warrants (in thousands)	$15	$18

The fair value of the Purchase Warrants at December 31, 2025 was determined using the Black Scholes model with the following assumptions:

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	2.4 years	2.4 years
Interest rate (risk-free rate):	3.71%	3.71%
Expected volatility	129%	129%
Expected dividend	—	—
Fair value of warrants (in thousands)	$11	$13

Warrants Classified as Equity

As of March 31, 2026, the Company had the following equity-classified common stock purchase warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common stock warrants	7	$28.00	June 2, 2028
Series A warrants issued	3,975	$2.250	February 8, 2029
Series A warrants issued	139	$2.625	February 8, 2029
Series C warrants issued	2,246	$1.610	January 7, 2026
Series C warrants exercised	(952)	$1.610	—
Series C warrants expired	(1,294)	$1.610	—
Series C warrants issued	157	$1.625	November 6, 2029
Series D warrants issued	2,246	$1.610	November 6, 2029
Series E warrants issued	952	$1.250	September 12, 2031
Series E warrants issued	67	$1.475	September 12, 2030
Balance as of March 31, 2026	7,543

The outstanding equity-classified warrants had no intrinsic value at March 31, 2026.

Note 9. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. The Company recorded compensation expense of approximately $38,300 and $41,600 for the employed family member during the three months ended March 31, 2026 and 2025, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options during each period.

Note 10. Memory IC Product End-of-Life

Taiwan Semiconductor Manufacturing Corporation, the sole foundry that manufactured the wafers used to produce the Company’s memory IC products, discontinued the foundry process used to produce such wafers. As a result, the Company commenced an end-of-life (EOL) of its memory products in 2023. During the three months ended March 31, 2026, the Company recorded approximately $20,000 of product revenue.

Note 11. Subsequent Events

Issuance of Common Stock under ATM Offering Program

On April 10, 2026, the Company filed a prospectus supplement to its registration statement on Form S-3 to increase the maximum number of shares of common stock available for sale under the Sales Agreement on such date to $2,125,000, exclusive of previously sold shares. Subsequent to March 31, 2026, the Company has sold 2,104,742 shares of common stock for net proceeds of approximately $2,061,205 pursuant to the Sales Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategies, competition, expected financial performance and capital raising efforts. Any statements about our business, financial results, financial condition and operations contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and the risk factors described below under Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

We also had a memory product line comprising our Bandwidth Engine IC products. Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and, in March 2025, we fulfilled all then-outstanding EOL orders for our memory IC products. Subsequent to March 2025, we received additional purchase orders and recorded revenue totaling approximately $0.5 million during the second half of 2025. During the three months ended March 31, 2026, we received an additional purchase order and recorded revenue totaling approximately $20,000.

We incurred net losses of approximately $2.5 million for the three months ended March 31, 2026 and $4.8 million for the year ended December 31, 2025, and we had an accumulated deficit of approximately $184.4 million as of March 31, 2026. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

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

Our board of directors continues to evaluate the Company’s options to enhance stockholder value. Our board of directors and management team are committed to acting in the best interests of all stockholders. Consistent with its fiduciary duties and in consultation with the Company’s financial and legal advisors, our board of directors will continue to carefully review Mobix Labs’ proposal to determine the course of action that it believes is in the best interest of the Company and its stockholders. We do not intend to make further comments regarding potential transactions or provide any public updates regarding proposed or potential transactions, unless required by applicable law or a regulatory body. There can be no assurance that any transaction will be completed with Mobix Labs or any other third party.

ATM Offering

On August 30, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of our common stock. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. We have no obligation to sell any shares pursuant to the Sales Agreement and either we or Ladenburg may terminate the Sales Agreement in accordance with its terms. During the twelve months ended December 31, 2025 and 2024, we sold 3,713,939 and 251,621 shares, respectively, of common stock for net proceeds of approximately $4,351,100 and $336,000, respectively, pursuant to the Sales Agreement. During the three months ended March 31, 2026, we sold 2,371,943 shares of common stock for net proceeds of approximately $2,303,484 pursuant to the Sales Agreement. Subsequent to March 31, 2026, we have sold 2,104,742 shares of common stock for net proceeds of approximately $2,061,205 through May 12, 2026. We currently have no amounts registered for sale under the Sales Agreement. We intend to file a new prospectus supplement under our existing shelf registration statement on Form S-3 following the filing of this Quarterly Report on Form 10-Q to register additional shares of common stock for sale under the Sales Agreement. The amount available for sale under any such prospectus supplement will be subject to limitations under General Instruction I.B.6 of Form S-3, which limits the aggregate market value of securities that may be sold by us during any 12-month period, as well as market conditions and other factors.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Product	$667	$3,800	$(3,133)	(82)%
Percentage of total net revenue	69%	98%

The following table details revenue by product category for the three months ended March 31, 2026 and 2025:

(amounts in thousands)	Three Months Ended March 31,		Year-Over-Year
Product category	2026	2025	Change
Memory ICs	$20	$2,267	(2,247)
mmWave ICs	504	975	(471)
mmWave modules	111	558	(447)
mmWave other products	32	-	32
	$667	$3,800	$(3,133)

Product revenue decreased for the three months ended March 31, 2026 compared with the same period of 2025 primarily due to the decrease in sales of our memory IC products due to the significant decrease in EOL shipments and decreases in shipments of our mmWave ICs and antenna modules. The decline in mmWave product shipments during the three months ended March 31, 2026 also reflected the delayed shipment of a sizable order due to material availability constraints from one of our suppliers, as well as subdued near-term demand from existing fixed wireless access customers. The delayed order was shipped subsequent to March 31, 2026.

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Services and other	$296	$69	$227	329%
Percentage of total net revenue	31%	2%

Services and other revenue includes royalty, non-recurring engineering services and license revenues. The increase in services and other revenue for the three months ended March 31, 2026 compared with the same period of 2025 was primarily due to an increase in non-recurring engineering services revenue related to our mmWave technology, partially offset by a decrease in royalties from licensees of our memory technology due to reduced shipments by these licensees, which we attribute to the discontinuation of the foundry process by TSMC.

Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Cost of net revenue	$371	$1,189	$(818)	(69)%
Percentage of total net revenue	39%	31%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including depreciation of production-related fixed assets.

Cost of net revenue decreased for the three months ended March 31, 2026 when compared with the same period in 2025, primarily related to the decrease in product revenue.

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Gross profit	$592	$2,680	$(2,088)	(78)%
Percentage of total net revenue	61%	69%

Gross profit decreased for the three months ended March 31, 2026 compared with the same period of 2025, primarily due to the reduction in product revenues, partially offset by increased services and other revenues. During the three months ended March 31, 2026 and 2025, mmWave inventory with values of approximately $182,000 and $94,000, respectively, which was written down prior to January 1, 2026, was sold to customers.

Research and Development

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Research and development	$1,590	$1,583	$7	0%
Percentage of total net revenue	165%	41%

Our research and development, or R&D, expenses include costs related to the development of our products, including facility allocations. We expense R&D costs as they are incurred.

We expect that total R&D expenses will remain flat for the remainder of 2026 compared with the prior periods of 2025.

Selling, General and Administrative

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
SG&A	$1,486	$1,611	$(125)	(8)%
Percentage of total net revenue	154%	42%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three months ended March 31, 2026 compared with the same period of 2025 was primarily attributable to reductions in expenses for facilities and stock based compensation. These decreases were partially offset by increases in consulting and professional services costs. We expect that total SG&A expense will remain flat or slightly decrease for the remainder of 2026 compared with 2025, as we continue to manage our SG&A expenses.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of March 31, 2026, we had cash and cash equivalents of $2.7 million and working capital of $4.0 million.

Net cash used in operating activities was $2.3 million for the first three months of 2026, which primarily resulted from our net loss of $2.5 million, as partially offset by non-cash charges of $0.1 million of depreciation and amortization and $0.1 million of stock based compensation.

Net cash used in operating activities was $1.0 million for the first three months of 2025, which primarily resulted from our net loss of $0.5 million, as adjusted for cash outflows of $0.7 million in net changes in assets and liabilities, and partially offset by non-cash charges of $0.1 million of depreciation and amortization and $0.1 million of stock based compensation. The changes in assets and liabilities primarily related to the timing of collections of receivables, purchases of inventory and other vendor payables and prepayments.

Net cash used in investing activities of approximately $0.2 million for the three months ended March 31, 2026 which was attributable to the purchase of fixed assets.

For the three months ended March 31, 2025 no cash was provided by or used in investing activities.

Net cash provided by financing activities of $2.3 million for the three months ended March 31, 2026 primarily comprised $2.3 million of net proceeds from sales of our common stock under the Sales Agreement.

Net cash provided by financing activities for the three months ended March 31, 2025 comprised $0.4 million of net proceeds from sales of our common stock under the Sales Agreement, partially offset by repayment of financing lease liabilities.

Our future liquidity and capital requirements are expected to vary from quarter-to-quarter, depending on numerous factors, including:

●	level of revenue;

●	cost, timing and success of technology development efforts;

●	inventory levels, which may fluctuate based on supply chain conditions, customer demand patterns and the timing of supplier deliveries, and we maintain non-cancelable purchase orders with our suppliers, which exposes us to additional inventory risk if demand does not materialize as expected;

●	timing of product shipments, which may be impacted by supply chain disruptions experienced by us or our customers;

●	length of billing and collection cycles, which may be impacted in the event of a global recession or economic downturn;

●	variations in manufacturing yields, material lead time and costs and other manufacturing risks;

●	costs of acquiring other businesses and integrating the acquired operations; and

●	profitability of our business.

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory. At March 31, 2026, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $3.2 million.

Going Concern - Working Capital

We incurred net losses of approximately $2.5 million for the three months ended March 31, 2026 and $4.8 million for the year ended December 31, 2025, and we had an accumulated deficit of approximately $184.4 million as of March 31, 2026. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through loans, offerings of common stock and warrants and issuances of convertible notes.

We expect to continue to incur operating losses during 2026, as we do not expect to generate any meaningful revenue from shipments of our remaining memory products and as we continue to secure new customers for and continue to invest in the development of our mmWave products. Further, we expect our cash expenditures to continue to exceed receipts for at least the next 12 months, as our revenues will not be sufficient to offset our operating expenses. In addition, we have incurred and may continue to incur substantial costs related to our strategic alternative exploration process, which costs include the fees of our financial and legal advisors. We believe that our existing cash and cash equivalents as of March 31, 2026 and expected receipts associated with forecasted product sales will enable us to meet our capital needs into the fourth quarter of 2026.

We will need to increase revenues beyond the levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of our condensed consolidated financial statements. In addition, our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently selling shares of our common stock under the Sales Agreement and seeking additional financing in order to meet our cash requirements for the foreseeable future. If we are unsuccessful in these efforts, we will need to implement additional cost reduction strategies, which could further affect our near- and long-term business plan. These cost reduction strategies may include, but are not limited to, reducing headcount and curtailing business activities.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed consolidated financial statements for the three months ended March 31, 2026.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Matters” is incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. Other than as set forth below, there have been no material changes with respect to the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on March 30, 2026.

We might not be able to continue as a going concern.

Our condensed consolidated financial statements as of March 31, 2026 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of March 31, 2026, we had cash and cash equivalents of $2.7 million and an accumulated deficit of $184.4 million. We believe that our existing cash and cash equivalents as of March 31, 2026 and expected receipts associated with forecasted product sales will enable us to meet our capital needs into the fourth quarter of 2026.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. In addition, our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. We have based this estimate on a number of assumptions that may prove to be wrong and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

We have a history of losses, and we will need to raise additional capital.

We incurred net losses of approximately $2.5 million for the three months ended March 31, 2026 and $4.8 million for the year ended December 31, 2025, and we had an accumulated deficit of approximately $184.4 million as of March 31, 2026. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we may need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

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

Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, we commenced an end-of-life (“EOL”) of our memory products in 2023. We expect revenues from sales of our memory IC products to be minimal during 2026. The discontinuation of the production and sale of our memory IC products will negatively impact our future revenues, results of operations and cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

(a) Exhibits

		Reference				Filed or
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company	8-K	000-32929	3.6	November 12, 2010
3.1.1	Certificate of Amendment to Restated Certification of Incorporation of the Company	8-K	000-32929	3.1	February 14, 2017
3.1.2	Certificate of Amendment to the Amended and Restated Certification of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on August 27, 2019	8-K	000-32929	3.1	August 27, 2019
3.1.3	Certificate of Amendment to Articles of Incorporation (Name Change)	8-K	000-32929	3.1	December 20, 2021
3.1.4	Certificate of Designation of Series A Special Voting Preferred Stock	8-K	000-32929	3.2	December 20, 2021
3.1.5	Certificate of Amendment to Amended and Restated Certification of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 15, 2023	8-K	000-32929	3.1	December 19, 2023
3.2	Amended and Restated Bylaws of the Company	8-K	000-32929	3.1	November 23, 2021
31.1	Rule 13a-14 Certification					X
31.2	Rule 13a-14 Certification					X
32.1	Section 1350 Certification					X
101	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on May 14, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2026	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)