Form 10-Q
period 2026-06-30
Peraso Inc.
filed 2026-08-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 55,986 as of August 7, 2026.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 15,064,476 as of August 7, 2026.

PERASO INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,322	$2,886
Accounts receivable, net	306	1,219
Inventories, net	1,708	1,168
Prepaid expenses and other	407	195
Total current assets	5,743	5,468

Property and equipment, net	548	363
Right-of-use lease assets	105	143
Other	390	105
Total assets	$6,786	$6,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$757	$679
Accrued expenses and other	883	540
Deferred revenue	74	8
Short-term lease liabilities	96	95
Total current liabilities	1,810	1,322

Long-term lease liabilities	32	97
Warrant liabilities	19	24
Total liabilities	1,861	1,443
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized, issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 15,041 and 10,055 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	14	9
Exchangeable shares, no par value; unlimited shares authorized; 56 shares outstanding at June 30, 2026 and December 31, 2025	—	—
Issuable shares, none and 137 shares at June 30, 2026 and December 31, 2025, respectively	—	162
Additional paid-in capital	191,501	186,338
Accumulated deficit	(186,590)	(181,873)
Total stockholders’ equity	4,925	4,636
Total liabilities and stockholders’ equity	$6,786	$6,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

`	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenue
Product	$1,244	$2,218	$1,911	$6,018
Services and other	63	2	359	71
Total net revenue	1,307	2,220	2,270	6,089
Cost of net revenue	474	1,147	845	2,336
Gross profit	833	1,073	1,425	3,753
Operating expenses
Research and development	1,625	1,662	3,210	3,245
Selling, general and administrative	1,444	1,411	2,935	3,022
Software license obligations	—	(223)	—	(223)
Total operating expenses	3,069	2,850	6,145	6,044
Loss from operations	(2,236)	(1,777)	(4,720)	(2,291)
Change in fair value of warrant liabilities	14	(29)	5	6
Other income (expense), net	2	(23)	(2)	(15)
Net loss	$(2,220)	$(1,829)	$(4,717)	$(2,300)

Net loss per share
Basic and diluted	$(0.16)	$(0.31)	$(0.37)	$(0.39)

Shares used in computing net loss per share
Basic and diluted	14,058	5,977	12,842	5,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Additional
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2025	10,055	$9	137	$162	56	$—	$186,338	$(181,873)	$4,636
At-the market sales of stock, net	2,372	2	—	—	—	—	2,302	—	2,304
Issuance of common stock under stock plans	18	—	—	—	—	—	14	—	14
Issuance of abeyance shares	137	—	(137)	(162)	—	—	162	—	—
Stock-based compensation	—	—	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	—	—	(2,497)	(2,497)
Balance as of March 31, 2026	12,582	11	—	—	56	—	188,963	(184,370)	4,604
At-the market sales of stock, net	2,450	3	—	—	—	—	2,361	—	2,364
Issuance of common stock under stock plan, net	9	—	—	—	—	—	7	—	7
Stock-based compensation	—	—	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	—	—	(2,220)	(2,220)
Balance as of June 30, 2026	15,041	$14	—	$—	56	$—	$191,501	$(186,590)	$4,925

							Additional
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2024	4,474	$3	917	$1,193	60	$—	$179,390	$(177,120)	$3,466
At-the market sales of stock, net	329	1	—	—	—	—	432	—	433
Shares issued for services	40	—	—	—	—	—	40	—	40
Stock-based compensation	—	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	—	(471)	(471)
Balance as of March 31, 2025	4,843	4	917	1,193	60	—	179,987	(177,591)	3,593
At-the market sales of stock, net	941	1	—	—	—	—	1,078	—	1,079
Issuance of abeyance shares	140	—	(140)	(182)	—	—	182	—	—
Exchange of exchangeable shares	3	—	—	—	(3)	—	—	—	—
Issuance of common stock under stock plan, net	6	—	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	—	—	141	—	141
Net loss	—	—	—	—	—	—	—	(1,829)	(1,829)
Balance as of June 30, 2025	5,933	$5	777	$1,011	57	$—	$181,391	$(179,420)	$2,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,717)	$(2,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	129
Stock-based compensation	317	266
Change in fair value of warrant liabilities	(5)	(6)
Inventory write-down	33	—
Shares issued for services	—	40
Other	(8)	(13)
Changes in assets and liabilities
Accounts receivable	920	(310)
Inventories	(573)	783
Prepaid expenses and other	(209)	(526)
Accounts payable	78	242
Right-of-use assets	38	73
Lease liabilities - operating	(65)	(43)
Deferred revenue, accrued expenses and other	169	(1,342)
Net cash used in operating activities	(3,923)	(3,007)
Cash flows from investing activities:
Purchases of property and equipment	(280)	(45)
Net cash used in investing activities	(280)	(45)
Cash flows from financing activities:
Proceeds from at-the-market sales of stock, net	4,668	1,512
Payment of deferred equity facility costs	(50)	—
Proceeds from option exercises	21	4
Repayment of financing leases	—	(47)
Net cash provided by financing activities	4,639	1,469
Net increase (decrease) in cash and cash equivalents	436	(1,583)
Cash and cash equivalents at beginning of period	2,886	3,344
Cash and cash equivalents at end of period	$3,322	$1,761

Supplemental disclosure:
Noncash investing and financing activities:
Recognition of deferred equity facility costs	$240	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future period.

Liquidity and Going Concern

The Company incurred net losses of approximately $4.7 million for the six months ended June 30, 2026 and $4.8 million for the year ended December 31, 2025 and had an accumulated deficit of approximately $186.6 million as of June 30, 2026. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through offerings of its common stock and warrants and the issuance of convertible notes and loans to investors and affiliates.

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

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for credit losses was not material as of June 30, 2026 and December 31, 2025.

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

Deferred Equity Facility Costs

Deferred equity facility costs are commitment, set-up, or legal fees paid to establish the committed equity facility. The costs are typically deferred and capitalized as a non-current asset. These costs are charged against equity proceeds as an issuance cost upon future drawdowns during the term of the facility agreement. When a drawdown occurs, a percentage of the non-current assets will be offset against the proceeds in the equity account. The percentage applied to offset the capitalized costs is calculated by dividing the total value of the drawdown by the total value of the committed equity facility. The asset will be evaluated for impairment at each balance sheet date.

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of June 30, 2026 and December 31, 2025, contract liabilities were in a current position and included in deferred revenue.

During the six months ended June 30, 2026, the Company recognized an immaterial amount of revenue that had been included in deferred revenue as of December 31, 2025.

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2026	2025
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	2,166	1,255
Unvested restricted common stock units	200	3
Warrants classified as equity	7,543	8,770
Warrants classified as liabilities	235	235
Total	10,190	10,309

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

Note 2. Fair Value of Financial Instruments

The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$19	$—	$—	$19

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$—	$—	$—

Liabilities:
Warrant liabilities	$24	$—	$—	$24

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represent the Company’s determination of fair value for its financial assets (in thousands):

	June 30, 2026
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$3,322	$—	$—	$3,322

	December 31, 2025
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,886	$—	$—	$2,886

Note 3. Balance Sheet Detail

	June 30,	December 31,
	2026	2025
	(in thousands)
Inventories:
Raw materials	$147	$342
Work-in-process	636	361
Finished goods	925	465
	$1,708	$1,168

	June 30,	December 31,
	2026	2025
	(in thousands)
Prepaid expenses and other:
Prepaid inventory and production costs	$47	$31
Prepaid insurance	124	36
Prepaid software	78	46
Other	158	82
	$407	$195

	June 30,	December 31,
	2026	2025
	(in thousands)
Other:
Deferred equity facility costs	$290	$—
Deposits	97	99
Intangible assets, net	3	6
	$390	$105

	June 30,	December 31,
	2026	2025
	(in thousands)
Accrued Expenses & Other:
Accrued wages and employee benefits	$388	$280
Professional fees, legal and consulting	341	175
Warranty accrual	43	12
Other	111	73
	$883	$540

Note 4. Commitments and Contingencies

Leases

The Company has operating leases for its facilities in Toronto and Markham, Ontario, Canada and recognizes lease expense on a straight-line basis over the respective lease terms. The Company had an operating lease for its corporate headquarters facility in San Jose, California that was not renewed when the lease term expired on January 14, 2025.

The lease for the facility in Markham has a 60-month term, which commenced June 21, 2022. The initial right-of-use asset and corresponding liability of approximately CAD$1.0 million for the lease were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities was 8%. The Markham landlord also provided a lease incentive of approximately CAD$286,200 (the Incentive). In 2023, the Company received payment of CAD$143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each calendar year during the remaining lease term. As of June 30, 2026, the pending Incentive to be received was CAD$35,775.

The Toronto office lease has a one-year term, which commenced January 1, 2026, and the lease is not accounted for under ASC 842.

The following table provides the details of right-of-use assets and lease liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Right-of-use assets:
Operating leases	$105	$143
Total right-of-use assets	$105	$143
Lease liabilities:
Operating leases	$128	$192
Total lease liabilities	$128	$192

Future minimum payments under the Markham lease at June 30, 2026 are listed in the table below (in thousands):

Year ending December 31,
2026	$39
2027	96
Total future lease payments	135
Less: imputed interest	(7)
Present value of lease liabilities	$128

The following table provides the details of supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$66	$164

Rent expense was approximately $0.1 million for the three months ended June 30, 2026 and 2025. Rent expense was approximately $0.3 million and $0.2 million for the six-months ended June 30, 2026 and 2025, respectively. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three months ended June 30, 2026 and 2025 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants its products to be free of defects generally for a period of up to two years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three and six months ended June 30, 2026 and 2025.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory. At June 30, 2026, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.4 million.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total net revenue	$1,307	$2,220	$2,270	$6,089

Less:
Cost of net revenue	474	1,147	845	2,336
Research and development	572	610	1,135	1,214
Compensation	1,464	1,518	2,916	2,962
Stock-based compensation	170	141	317	266
Software license obligations	—	(223)	—	(223)
Other operating expenses	863	804	1,777	1,825
Other (income) expense, net	(16)	52	(3)	9
Net loss	$(2,220)	$(1,829)	$(4,717)	$(2,300)

Concentrations

The Company recognized revenue from shipments of products, licensing of its technologies and performance of services to customers by geographical destination as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Europe	$1,102	$1,204	$1,381	$1,733
Taiwan	5	570	208	1,590
North America	59	8	195	1,779
Rest of the world	141	438	486	987
Total net revenue	$1,307	$2,220	$2,270	$6,089

The following is a breakdown of product revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product category	2026	2025	2026	2025
Memory ICs	$7	$-	$27	$2,267
mmWave ICs	79	1,318	583	2,293
mmWave modules	1,078	886	1,189	1,444
mmWave other products	80	14	112	14
	$1,244	$2,218	$1,911	$6,018

The following table lists significant customers that represented more than 10% of total revenue during each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	71%	*	41%	*
Customer B	*	32%	15%	12%
Customer C	*	21%	*	15%
Customer D	*	17%	*	*
Customer E	*	17%	*	*
Customer F	*	*	*	19%
Customer G	*	*	*	26%

*	Represents less than 10%

The following table lists significant customers that represented more than 10% of the net accounts receivable balance at each respective balance sheet date:

	Accounts Receivable
	June 30,	December 31,
	2026	2025
Customer A	39%	*
Customer B	27%	*
Customer C	19%	*
Customer D	14%	*
Customer E	*	78%
Customer F	*	15%

*	Represents less than 10%

The following table lists significant vendors that represented more than 10% of the total accounts payable balance at each respective balance sheet date:

	June 30,	December 31,
	2026	2025
Vendor A	22%	23%
Vendor B	16%	15%
Vendor C	*	15%

*	Represents less than 10%

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

Stock-Based Compensation Expense

The Company reflected compensation costs related to the vesting of stock options of approximately $0.2 million during each of the six-months ended June 30, 2026 and 2025. At June 30, 2026, the unamortized compensation cost was approximately $1.0 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 1.1 years. The Company reflected compensation costs of approximately $0.1 million and $25,000 related to the vesting of restricted stock units during the six-months ended June 30, 2026 and 2025, respectively. The unamortized compensation cost at June 30, 2026 was approximately $0.1 million related to restricted stock units and is expected to be recognized as expense over a weighted average period of approximately 0.5 years.

Valuation Assumptions and Expense Information for Stock-Based Compensation

The fair value of the Company’s option grants for the six months ended June 30, 2026 and June 30, 2025 was approximately $656,000 and $832,000, respectively. The weighted-average grant date fair value of options granted was $0.73 and $0.63 per share for the six months ended June 30, 2026 and 2025, respectively. The following assumptions were used in the fair-value method calculations:

	Option Grants
	Six Months Ended June 30,
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

The following table summarizes the activity in the shares available for grant under the Plans during the six months ended June 30, 2026 and options outstanding as of June 30, 2026 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2025	1,189	1,347	$3.34
RSUs granted	(200)	—	—
Options granted	(893)	893	$0.88
Options exercised	—	(18)	$0.78
Balance as of March 31, 2026	96	2,222	$2.33
Options exercised	—	(9)	$0.78
Options cancelled and returned to the 2019 Plan	47	(47)	$0.83
Balance as of June 30, 2026	143	2,166	$2.37

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2026 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $1.00	2,136	8.99	$0.82	608	$0.79	$70
$1.01 - $62.90	2	3.39	$62.80	2	$62.80	$—
$62.81 - $599.60	28	4.52	$108.50	28	$108.50	$—
$0.00 - $599.60	2,166	8.93	$2.37	638	$6.02	$70

The total options outstanding had an intrinsic value of $0.2 million.

A summary of RSU activity under the 2019 Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2025	—	—
Granted	200	$0.94
Non-vested shares as of March 31, 2026	200	$0.94
Vested	—	—
Non-vested shares as of June 30, 2026	200	$0.94

Note 7. Stockholders’ Equity

ATM Offering

On August 30, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock. The Sales Agreement provides that Ladenburg will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. The Company has no obligation to sell any shares pursuant to the Sales Agreement and either the Company or Ladenburg may terminate the Sales Agreement in accordance with its terms.

On April 10, 2026, the Company filed a prospectus supplement to increase the maximum number of shares of common stock issuable pursuant to the Sales Agreement, to up to an aggregate of $2,125,000 of shares (the “2026 Increase”). As of June 30, 2026, the Company had sold shares having an aggregate gross sales price of approximately $4,827,743 under the Sales Agreement.

During the three months ended June 30, 2026 and 2025, the Company sold 2,449,681 and 941,192 shares of common stock for net proceeds of approximately $2,364,000 and $1,079,000, respectively, pursuant to the Sales Agreement. During the six months ended June 30, 2026 and 2025, the Company sold 4,821,624 and 1,270,158 shares of common stock for net proceeds of approximately $4,668,000 and $1,512,000, respectively, pursuant to the Sales Agreement.

Committed Equity Facility

On June 30, 2026, the Company entered into a Common Stock Purchase Agreement, amended by a letter agreement dated July 10, 2026 (as amended, the “Purchase Agreement”), and a related Registration Rights Agreement, with Roth Principal Investments, LLC (“Roth Principal Investments”). Pursuant to the July 10, 2026 amendment, Roth Principal Investments agreed to adjust the purchase price discount applicable to certain purchases effected outside of regular trading hours; the terms of the Purchase Agreement are otherwise unchanged, Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell to Roth Principal Investments up to $25,000,000 of newly issued shares of common stock, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to Roth Principal Investments under the Purchase Agreement.

Upon the initial satisfaction of each of the conditions to Roth Principal Investments’ purchase obligation set forth in the Purchase Agreement (the initial satisfaction of such conditions, the “Commencement”, and the date on which the Commencement occurs, the “Commencement Date”), including that a registration statement registering under the Securities Act of 1933, as amended (the “Securities Act”), the resale by Roth Principal Investments of shares of common stock issued to it by the Company under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement (the “Registration Statement”), is declared effective by the SEC, the Company will have the right, but not the obligation, from time to time in its sole discretion for a period of up to 36 months beginning on the Commencement Date, to direct Roth Principal Investments to purchase up to a specified maximum amount of shares of common stock, in one or more Market Open Purchases, Intraday Purchases, Pre-Market Purchases and/or Post-Market Purchases, by timely delivering written notice to Roth Principal Investments for each such Purchase in accordance with the Purchase Agreement on any trading day selected by the Company as the purchase date therefor (the “Purchase Date”), so long as (i) the closing sale price of common stock on the trading day immediately prior to such Purchase Date is not less than a specified threshold price as set forth in the Purchase Agreement and (ii) all shares of common stock subject to all prior Purchases effected by the Company under the Purchase Agreement, including all prior Purchases effected on the same Purchase Date, have been received by Roth Principal Investments at such time and in the manner set forth in the Purchase Agreement.

The Company will control the timing and amount of any sales of common stock to Roth Principal Investments that it may elect, in its sole discretion, to effect from time to time from and after the Commencement Date and during the term of the Purchase Agreement.

In addition, the Company may not issue or sell any shares of common stock to Roth Principal Investments under the Purchase Agreement which, when aggregated with all other shares of common stock then beneficially owned by Roth Principal Investments and its affiliates would result in Roth Principal Investments beneficially owning more than 4.99% of the outstanding shares of common stock.

The Purchase Agreement includes an exchange cap of 3,004,114 shares (the “Exchange Cap”) on the number of shares issuable to Roth Principal Investments, representing 19.99% of the shares of common stock outstanding immediately prior to execution of the Purchase Agreement. The Exchange Cap will not apply if either (i) the Company obtains stockholder approval to issue shares in excess of the Exchange Cap or (ii) the average price per share paid by Roth Principal Investments for all shares purchased under the Purchase Agreement equals or exceeds $0.9853, in each case in accordance with Nasdaq Listing Rule 5635(d). The Company intends to seek stockholder approval to remove the Exchange Cap.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than a prohibition (with certain limited exceptions) on entering into specified “Variable Rate Transactions” (as such term is defined in the Purchase Agreement) during the term of the Purchase Agreement. Such transactions include, among others, the issuance of convertible securities with a conversion or exercise price that is based upon or varies with the trading price of the common stock after the date of issuance, or the Company effecting or entering into an agreement to effect an “equity line of credit” or other substantially similar continuous offering with a third party, in which the Company may offer, issue or sell common stock or any securities exercisable, exchangeable or convertible into common stock at a future determined price.

The Purchase Agreement will automatically terminate on the earliest to occur of (i) the first day of the month following the 36-month anniversary of the Commencement Date, (ii) the date on which Roth Principal Investments shall have purchased from the Company under the Purchase Agreement shares of common stock for an aggregate gross purchase price of $25,000,000, (iii) the date on which the common stock shall have failed to be listed or quoted on Nasdaq or another U.S. national securities exchange identified as an “eligible market” in the Purchase Agreement for a period of one trading day, (iv) the 30th trading day after the date on which a voluntary or involuntary bankruptcy proceeding involving the Company has been commenced that is not discharged or dismissed prior to such 30th trading day, and (v) the date on which a bankruptcy custodian is appointed for all or substantially all of the Company’s property or the Company makes a general assignment for the benefit of its creditors.

As consideration for Roth Principal Investments’ commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company agreed to pay to Roth Principal Investments a cash commitment fee of $500,000 (the “Commitment Fee”). The $500,000 Commitment Fee will be paid over time by Roth Principal Investments withholding cash amounts equal to 10% of the total aggregate purchase price payable by Roth Principal Investments to the Company in connection with each Purchase of shares of common stock effected under the Purchase Agreement, until such time as Roth Principal Investments shall have received from such cash withholdings a total aggregate amount in cash equal to $500,000, representing the entire Commitment Fee payable to Roth Principal Investments pursuant to the Purchase Agreement.

In addition, the Company agreed to reimburse Roth Principal Investments for the reasonable legal fees and disbursements of Roth Principal Investments’ legal counsel in connection with the transactions contemplated by the Purchase Agreement and the Registration Rights Agreement in an amount equal to $100,000, payable upon execution of the Purchase Agreement and Registration Rights Agreement; provided that if the Company terminates the Purchase Agreement within 90 days following the effective date of the Registration Statement, the Company will be obligated to pay Roth Principal Investments, in cash, the amount, if any, by which $500,000 exceeds the aggregate amount of the Commitment Fee withheld by Roth Principal Investments as of the date of termination.

The Company has the right to terminate the Purchase Agreement at any time after Commencement upon 5 trading days’ prior written notice to Roth Principal Investments.

The Company has engaged Digital Offering, LLC, a registered broker-dealer and FINRA member (“Digital Offering”), to be the qualified independent underwriter (“QIU”) in connection with the offering to be registered under the Registration Statement. The Company has agreed to reimburse Roth Principal Investments for the fees and expenses of Digital Offering up to $50,000.

Deferred Equity Facility Costs

The Company incurred fees totaling approximately $290,000 to implement the committed equity facility and file the Registration Statement with the SEC. The fees comprised legal and accounting and the QIU fee. These fees have been recorded as a deferred equity facility costs at June 30,2026 (see Note 1).

Note 8. Warrants

Warrants Classified as Liabilities

The securities purchase agreements governing warrants issued in registered direct offerings completed in November 2022 and June 2023 (collectively, the “Purchase Warrants”) provide for a value calculation for such warrants using the Black Scholes model in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Purchase Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its consolidated balance sheet. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the consolidated statements of operations.

As of June 30, 2026, the Company had the following Purchase Warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration Date
Warrants issued - November 2022	92	$40.00	May 28, 2028
Warrants issued - June 2023	143	$28.00	June 2, 2028
	235

The following table sets forth changes in the fair value of the Purchase Warrants outstanding (amounts in thousands):

	Number of warrants on
	common shares	Amount
Balance as of December 31, 2025	235	$24
Change in fair value of warrants	—	9
Balance as of March 31, 2026	235	33
Change in fair value of warrants	—	(14)
Balance as of June 30, 2026	235	$19

The outstanding Purchase Warrants had no intrinsic value at June 30, 2026.

The fair value of the Purchase Warrants at June 30, 2026 was determined using the Black Scholes model with the following assumptions:

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	1.9 years	1.9 years
Interest rate (risk-free rate):	4.19%	4.19%
Expected volatility	136%	135%
Expected dividend	—	—
Fair value of warrants (in thousands)	$9	$10

The fair value of the Purchase Warrants at December 31, 2025 was determined using the Black Scholes model with the following assumptions:

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	2.4 years	2.4 years
Interest rate (risk-free rate):	3.71%	3.71%
Expected volatility	129%	129%
Expected dividend	—	—
Fair value of warrants (in thousands)	$11	$13

Warrants Classified as Equity

The following table summarizes the activity in warrants classified as equity during the three and six months ended June 30, 2026 (share amounts in thousands):

Number of Shares
Balance as of December 31, 2025	8,837
Series C warrants expired	(1,294)
Balance as of March 31, 2026	7,543
Warrants issued	—
Balance as of June 30, 2026	7,543

As of June 30, 2026, the Company had the following equity-classified common stock purchase warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common stock warrants	7	$28.00	June 2, 2028
Series A warrants issued	3,975	$2.250	February 8, 2029
Series A warrants issued	139	$2.625	February 8, 2029
Series C warrants issued	157	$1.625	November 6, 2029
Series D warrants issued	2,246	$1.610	November 6, 2029
Series E warrants issued	952	$1.250	September 12, 2031
Series E warrants issued	67	$1.475	September 12, 2030
Balance as of June 30, 2026	7,543

The outstanding equity-classified warrants had no intrinsic value at June 30, 2026.

Note 9. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. The Company recorded compensation expense of approximately $29,200 and $28,600 for the employed family member during the three months ended June 30, 2026 and 2025, respectively, and compensation expense of approximately $58,700 and $56,100 for the employed family member during the six months ended June 30, 2026 and 2025, respectively. Compensation expense includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options during each period.

Note 10. Subsequent Events

Committed Equity Facility

As required by the Purchase Agreement and the Registration Rights Agreement, the Company filed a resale registration statement, which was declared effective by the SEC on July 14, 2026. Accordingly, the Commencement Date became July 14, 2026.

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

Our integrated mmWave solutions provide secure, low-latency, high-capacity connectivity for applications spanning fixed wireless access, defense, public safety, mobility, industrial networking, and autonomous systems. In recent quarters, we have been focused on addressing market opportunities for the rapidly expanding requirements of unmanned aerial vehicles (“UAV”), including drones, autonomous systems, and defense communications applications. In 2025, we secured our first defense application with a customer for a drone identification friend or foe (“IFF”) system designed to operate in highly contested electronic warfare environments. Since then, we have expanded our initial engagement with this customer for an IFF application for personnel-mounted systems to IFF applications for our module products for drones. We have also been engaged with another customer for applications for autonomous vehicles and drone swarms. We believe the autonomous, UAV and defense communications markets represent a significant market opportunity for us.

We also had a memory product line comprising our Bandwidth Engine IC products. Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and, in March 2025, we fulfilled all then-outstanding EOL orders for our memory IC products. In the second half of 2025, we fulfilled two purchase orders for revenue totaling approximately $0.5 million. During the six months ended June 30, 2026, we fulfilled two additional purchase orders for revenue totaling approximately $27,000.

We incurred net losses of approximately $4.7 million for the six months ended June 30, 2026 and $4.8 million for the year ended December 31, 2025, and we had an accumulated deficit of approximately $186.6 million as of June 30, 2026. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. As discussed below, this raises significant doubt about our ability to continue as a going concern. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time.

Recent Developments

Strategic Initiatives

We received an unsolicited, non-binding proposal from Mobix Labs, Inc.(“Mobix”) to acquire the Company, as described in our Annual Report on Form 10-K for the year ended December 31, 2025 and Current Report on Form 8-K filed with the SEC on January 21, 2026. There have been no further developments since that time. As initially disclosed in July 2025, our board of directors authorized the exploration of strategic alternatives, including a merger, sale of assets or other similar transaction, all intended to maximize stockholder value and further our business operations. There can be no assurance that any transaction will result from our evaluation of strategic alternatives.

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

During the three months ended June 30, 2026, we sold 2,449,681 shares of common stock for net proceeds of approximately $2,364,376 (net of commissions paid to Ladenburg of approximately $73,591) pursuant to the Sales Agreement. Subsequent to June 30, 2026, we sold 23,797 shares of common stock for net proceeds of approximately $20,901 pursuant Sales Agreement. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the terms of the Sales Agreement.

Committed Equity Facility

On June 30, 2026, we entered into a Common Stock Purchase Agreement, as amended by a letter agreement dated July 10, 2026 (as amended, the “Purchase Agreement”), and a related Registration Rights Agreement with Roth Principal Investments, LLC (“Roth Principal Investments”), pursuant to which Roth Principal Investments has committed to purchase up to $25.0 million of shares of our common stock from time to time, at our discretion, over a 36-month period, subject to the terms and conditions set forth in the Purchase Agreement. The Purchase Agreement includes an exchange cap of 3,004,114 shares (the “Exchange Cap”) on the number of shares issuable to Roth Principal Investments, representing 19.99% of our shares of common stock outstanding immediately prior to execution of the Purchase Agreement. The Exchange Cap will not apply if either (i) we obtain stockholder approval to issue shares in excess of the Exchange Cap or (ii) the average price per share paid by Roth Principal Investments for all shares purchased under the Purchase Agreement equals or exceeds $0.9853, in each case in accordance with Nasdaq Listing Rule 5635(d). We intend to seek stockholder approval to remove the Exchange Cap. We are under no obligation to sell any shares under the Purchase Agreement. The registration statement registering the resale of shares issuable under the Purchase Agreement was declared effective by the SEC on July 14, 2026. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the terms of the Purchase Agreement.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	June 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Product - three months ended	$1,244	$2,218	$(974)	(44)%
Percentage of total net revenue	95%	100%
Product - six months ended	$1,911	$6,018	$(4,107)	(68)%
Percentage of total net revenue	84%	99%

The following tables details revenue by product category for the three and six months ended June 30, 2026 and 2025:

(amounts in thousands)	Three Months Ended June 30,		Year-Over- Year
Product category	2026	2025	change
Memory ICs	$7	$-	$7
mmWave ICs	79	1,318	(1,239)
mmWave modules	1,078	886	192
mmWave other products	80	14	66
	$1,244	$2,218	$(974)

(amounts in thousands)	Six Months Ended June 30,		Year-Over- Year
Product category	2026	2025	change
Memory ICs	$27	$2,267	$(2,240)
mmWave ICs	583	2,293	(1,710)
mmWave modules	1,189	1,444	(255)
mmWave other products	112	14	98
	$1,911	$6,018	$(4,107)

Product revenue decreased for the three and six months ended June 30, 2026 compared with the same period of 2025 primarily due to the decrease in sales of our EOL memory IC products and a decrease in shipments of our mmWave ICs and antenna modules. The decline in mmWave product shipments during the six months ended June 30, 2026 was attributed to subdued near-term demand from existing fixed wireless access customers.

	June 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Services and other - three months ended	$63	$2	$61	3050%
Percentage of total net revenue	5%	0%
Services and other - six months ended	$359	$71	$288	406%
Percentage of total net revenue	16%	1%

Services and other revenue includes royalty, non-recurring engineering services and license revenues. The increase in services and other revenue for the three and six months ended June 30, 2026 compared with the same period of 2025 was primarily due to an increase in non-recurring engineering services revenue related to our mmWave technology, partially offset by a decrease in royalties from licensees of our memory technology due to reduced shipments by these licensees, which we attribute to the discontinuation of the foundry process by TSMC.

Cost of Net Revenue and Gross Profit

	June 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$474	$1,147	$(673)	-59%
Percentage of total net revenue	36%	52%
Cost of net revenue -six months ended	$845	$2,336	$(1,491)	-64%
Percentage of total net revenue	37%	38%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including depreciation of production-related fixed assets.

Cost of net revenue decreased for the three and six months ended June 30, 2026 when compared with the same periods of 2025, due to the corresponding decreases in product revenue.

	June 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Gross profit -three months ended	$833	$1,073	$(240)	-22%
Percentage of total net revenue	64%	48%
Gross profit -six months ended	$1,425	$3,753	$(2,328)	-62%
Percentage of total net revenue	63%	62%

Gross profit decreased for the three months ended June 30, 2026 compared with the same period of 2025, primarily due to the reduction in product revenues, partially offset by increased services and other revenues. During the three months ended June 30, 2026 and 2025, we sold mmWave inventory with cost of net revenue values of approximately $0.3 million and $0.2 million, respectively, which was written down prior to January 1, 2026. Gross profit decreased for the six months ended June 30, 2026 compared with the same period of 2025, primarily due to the reduction in product revenues combined with product mix, specifically the decrease in memory IC shipments. The decrease was partially offset by the net increase in services and other revenues. During the six months ended June 30, 2026 and 2025, we sold mmWave inventory with cost of net revenue values of approximately $0.5 million and $0.3 million, respectively.

Research and Development

	June 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Research and development -three months ended	$1,625	$1,662	$(37)	(2)%
Percentage of total net revenue	124%	75%
Research and development -six months ended	$3,210	$3,245	$(35)	(1)%
Percentage of total net revenue	141%	53%

Our research and development, or R&D, expenses include costs related to the development of our products, including facility allocations. We expense R&D costs as they are incurred.

We expect that total R&D expenses will remain flat for the remainder of 2026 compared with the first six months of 2026.

Selling, General and Administrative

June 30,	Change
2026	2025	2025 to 2026
(dollar amounts in thousands)
SG&A -three months ended	$1,444	$1,411	$33	2%
Percentage of total net revenue	110%	64%
SG&A -six months ended	$2,935	$3,022	$(87)	(3)%
Percentage of total net revenue	129%	50%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The slight increase for the three months ended June 30, 2026 compared with the same period of 2025 was primarily attributable to increases in consulting and professional services costs. The decrease for the six months ended June 30, 2026 compared with the same period of 2025 was primarily attributable to reductions in expenses for facilities and stock based compensation. These decreases were partially offset by increases in consulting and professional services costs.

We expect that total SG&A expense will remain flat or slightly decrease for the remainder of 2026 compared with 2025, as we continue to manage our SG&A expenses.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of June 30, 2026, we had cash and cash equivalents of $3.3 million and working capital of $4.0 million.

Net cash used in operating activities was $3.9 million for the first six months of 2026, which primarily resulted from our net loss of $4.7 million, partially offset by non-cash charges of $0.1 million of depreciation and amortization and $0.3 million of stock based compensation, and $0.4 million in net changes in assets and liabilities. The changes in assets and liabilities primarily related to the timing of collections of receivables, purchases of inventory and other vendor payables and prepayments.

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

Net cash used in investing activities was approximately $0.3 million for the first six months of 2026, which was attributable to the purchase of fixed assets.

Net cash used in investing activities was approximately $45,000 for the first six months of 2025, which was attributable to the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2026 comprised $4.7 million of net proceeds from sales under our at-the market offering program, partially offset by approximately $0.1 million of payments related to costs associated with our committed equity facility and proceeds from option exercises.

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

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory. At June 30, 2026, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.4 million.

Going Concern - Working Capital

We incurred net losses of approximately $4.7 million for the six months ended June 30, 2026 and $4.8 million for the year ended December 31, 2025, and we had an accumulated deficit of approximately $186.6 million as of June 30, 2026. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through loans, offerings of common stock and warrants and issuances of convertible notes.

We expect to continue to incur operating losses during 2026, as we do not expect to generate any meaningful revenue from shipments of our remaining memory products and as we continue to secure new customers for and continue to invest in the development of our mmWave products. Further, we expect our cash expenditures to continue to exceed receipts for at least the next 12 months, as our revenues will not be sufficient to offset our operating expenses. In addition, we have incurred and may continue to incur substantial costs related to our strategic alternative exploration process, which costs include the fees of our financial and legal advisors. We believe that our existing cash and cash equivalents as of June 30, 2026 and expected receipts associated with forecasted product sales will enable us to meet our capital needs into the fourth quarter of 2026. This estimate does not assume any further sales under the Sales Agreement or the Purchase Agreement with Roth Principal Investments, both of which remain available to us, at our discretion, as potential additional sources of capital, subject to compliance with the terms and conditions of each agreement, as applicable.

We will need to increase revenues beyond the levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of our condensed consolidated financial statements. In addition, our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We may sell shares of our common stock under the Sales Agreement, and may sell shares of our common stock under the Purchase Agreement with Roth Principal Investments, in each case from time to time and at our discretion, and we are seeking additional financing in order to meet our cash requirements for the foreseeable future. If we are unsuccessful in these efforts, we will need to implement additional cost reduction strategies, which could further affect our near- and long-term business plan. These cost reduction strategies may include, but are not limited to, reducing headcount and curtailing business activities.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed consolidated financial statements for the six months ended June 30, 2026.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our condensed consolidated financial statements as of June 30, 2026 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2026, we had cash and cash equivalents of $3.3 million and an accumulated deficit of $186.6 million. We believe that our existing cash and cash equivalents as of June 30, 2026 and expected receipts associated with forecasted product sales will enable us to meet our capital needs into the fourth quarter of 2026. This estimate does not assume any further sales under the Sales Agreement or the Purchase Agreement with Roth Principal Investments, both of which remain available to us, at our discretion, as potential additional sources of capital, subject to compliance with the terms and conditions of each agreement, as applicable.

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

We incurred net losses of approximately $4.7 million for the six months ended June 30, 2026 and $4.8 million for the year ended December 31, 2025, and we had an accumulated deficit of approximately $186.6 million as of June 30, 2026. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we may need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

The issuance and sale of our common stock to Roth Principal Investments may cause dilution to our other stockholders and the sale of the shares of common stock acquired by Roth Principal Investments, or the perception that such sales may occur, could cause the price of our common stock to decrease.

On June 30, 2026, we entered into the Purchase Agreement with Roth Principal Investments, pursuant to which Roth Principal Investments has committed to purchase up to $25.0 million of shares of our common stock, upon the terms and subject to the conditions set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Roth Principal Investments at our discretion from time to time over a 36-month period following the effective date of the registration statement registering the resale of such shares, subject to certain conditions. The purchase price for the shares that we may sell to Roth Principal Investments under the Purchase Agreement will fluctuate based on the market price of our common stock. Depending on demand and market liquidity at the time, sales of such shares by Roth Principal Investments may cause the trading price of our common stock to decrease.

We have the right to control the timing and amount of any future sales of our shares to Roth Principal Investments, subject to certain limitations set forth in the Purchase Agreement. Any sales of our common stock to Roth Principal Investments will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Roth Principal Investments all, some or none of the shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we sell shares to Roth Principal Investments, Roth Principal Investments may then resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, our sales to Roth Principal Investments could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Roth Principal Investments, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The Purchase Agreement includes the Exchange Cap on the number of shares issuable to Roth Principal Investments, representing 19.99% of our shares of common stock outstanding immediately prior to execution of the Purchase Agreement. The Exchange Cap will not apply if either (i) we obtain stockholder approval to issue shares in excess of the Exchange Cap or (ii) the average price per share paid by Roth Principal Investments for all shares purchased under the Purchase Agreement equals or exceeds $0.9853, in each case in accordance with Nasdaq Listing Rule 5635(d). We intend to seek stockholder approval to remove the Exchange Cap, which, if obtained, would permit us to issue a substantially greater number of shares to Roth Principal Investments than would otherwise be permitted at a lower price per share, resulting in materially greater dilution to our stockholders than described above.

Our evaluation of strategic alternatives may not lead to a favorable outcome and could create business disruption and stock price volatility.

In July 2025, our board of directors authorized the exploration of strategic alternatives, including a merger, sale of assets or other similar transaction, all intended to maximize stockholder value and further our business operations.  We engaged an investment bank to assist with the exploration process.

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

On July 21, 2026, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on July 20, 2026, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until January 19, 2027, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days provided we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and further provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement and other continued listing requirements of Nasdaq, and our common stock could be delisted in the future.

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

ITEM 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

(a) Exhibits

		Reference				Filed or
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company	8-K	000-32929	3.6	November 12, 2010
3.1.1	Certificate of Amendment to Restated Certification of Incorporation of the Company	8-K	000-32929	3.1	February 14, 2017
3.1.2	Certificate of Amendment to the Amended and Restated Certification of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on August 27, 2019	8-K	000-32929	3.1	August 27, 2019
3.1.3	Certificate of Amendment to Articles of Incorporation (Name Change)	8-K	000-32929	3.1	December 20, 2021
3.1.4	Certificate of Designation of Series A Special Voting Preferred Stock	8-K	000-32929	3.2	December 20, 2021
3.1.5	Certificate of Amendment to Amended and Restated Certification of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 15, 2023	8-K	000-32929	3.1	December 19, 2023
3.2	Amended and Restated Bylaws of the Company	8-K	000-32929	3.1	November 23, 2021
10.1	Common Stock Purchase Agreement, dated as of June 30, 2026, by and between Peraso Inc. and Roth Principal Investments, LLC	8-K	000-32929	10.1	July 2, 2026
10.2	Registration Rights Agreement, dated as of June 30, 2026, by and between Peraso Inc. and Roth Principal Investments, LLC	8-K	000-32929	10.2	July 2, 2026
31.1	Rule 13a-14 Certification					X
31.2	Rule 13a-14 Certification					X
32.1	Section 1350 Certification					X
101	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2026, filed with the SEC on August 13, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2026	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Sullivan
James Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)