Form 10-Q
period 2026-09-30
Peraso Inc.
filed 2026-11-13
CIK 890394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of outstanding shares of the registrant’s exchangeable shares, no par value, was 55,986 as of November 9, 2026.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 20,862,435 as of November 9, 2026.

PERASO INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERASO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$630	$2,886
Accounts receivable, net	182	1,219
Inventories, net	1,951	1,168
Prepaid expenses and other	420	195
Total current assets	3,183	5,468

Property and equipment, net	510	363
Right-of-use lease assets	85	143
Other	400	105
Total assets	$4,178	$6,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$930	$679
Accrued expenses and other	480	540
Deferred revenue	62	8
Short-term lease liabilities	98	95
Total current liabilities	1,570	1,322

Long-term lease liabilities	-	97
Warrant liabilities	2	24
Total liabilities	1,572	1,443
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 20,000 shares authorized; none issued and outstanding	—	—
Series A, special voting preferred stock, $0.01 par value; one share authorized, issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 15,467 and 10,055 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	14	9
Exchangeable shares, no par value; unlimited shares authorized; 56 shares outstanding at September 30, 2026 and December 31, 2025	—	—
Issuable shares, none and 137 shares at September 30, 2026 and December 31, 2025, respectively	—	162
Additional paid-in capital	191,840	186,338
Accumulated deficit	(189,248)	(181,873)
Total stockholders’ equity	2,606	4,636
Total liabilities and stockholders’ equity	$4,178	$6,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

`	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenue
Product	$263	$3,062	$2,174	$9,080
Services and other	21	172	380	243
Total net revenue	284	3,234	2,554	9,323
Cost of net revenue	61	1,417	906	3,753
Gross profit	223	1,817	1,648	5,570
Operating expenses
Research and development	1,532	1,528	4,742	4,773
Selling, general and administrative	1,356	1,479	4,291	4,501
Software license obligations	—	—	—	(223)
Total operating expenses	2,888	3,007	9,033	9,051
Loss from operations	(2,665)	(1,190)	(7,385)	(3,481)
Change in fair value of warrant liabilities	17	(16)	22	(10)
Other expense, net	(10)	(4)	(12)	(19)
Net loss	$(2,658)	$(1,210)	$(7,375)	$(3,510)

Net loss per share
Basic and diluted	$(0.18)	$(0.17)	$(0.54)	$(0.55)

Shares used in computing net loss per share
Basic and diluted	15,179	7,257	13,630	6,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Additional
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2025	10,055	$9	137	$162	56	$—	$186,338	$(181,873)	$4,636
At-the market sales of stock, net	2,372	2	—	—	—	—	2,302	—	2,304
Issuance of common stock under stock plans	18	—	—	—	—	—	14	—	14
Issuance of abeyance shares	137	—	(137)	(162)	—	—	162	—	—
Stock-based compensation	—	—	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	—	—	(2,497)	(2,497)
Balance as of March 31, 2026	12,582	11	—	—	56	—	188,963	(184,370)	4,604
At-the market sales of stock, net	2,450	3	—	—	—	—	2,361	—	2,364
Issuance of common stock under stock plan, net	9	—	—	—	—	—	7	—	7
Stock-based compensation	—	—	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	—	—	(2,220)	(2,220)
Balance as of June 30, 2026	15,041	14	—	—	56	—	191,501	(186,590)	4,925
At-the market sales of stock, net	24	—	—	—	—	—	21	—	21
Committed equity facility sales of stock, net	202	—	—	—	—	—	97	—	97
Issuance of common stock under stock plan, net	200	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	221	—	221
Net loss	—	—	—	—	—	—	—	(2,658)	(2,658)
Balance as of September 30, 2026	15,467	$14	—	$—	56	$—	$191,840	$(189,248)	$2,606

							Additional
	Common Stock		Issuable Shares		Exchangeable Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2024	4,474	$3	917	$1,193	60	$—	$179,390	$(177,120)	$3,466
At-the market sales of stock, net	329	1	—	—	—	—	432	—	433
Shares issued for services	40	—	—	—	—	—	40	—	40
Stock-based compensation	—	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	—	(471)	(471)
Balance as of March 31, 2025	4,843	4	917	1,193	60	—	179,987	(177,591)	3,593
At-the market sales of stock, net	941	1	—	—	—	—	1,078	—	1,079
Issuance of abeyance shares	140	—	(140)	(182)	—	—	182	—	—
Exchange of exchangeable shares	3	—	—	—	(3)	—	—	—	—
Issuance of common stock under stock plan, net	6	—	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	—	—	141	—	141
Net loss	—	—	—	—	—	—	—	(1,829)	(1,829)
Balance as of June 30, 2025	5,933	5	777	1,011	57	—	181,391	(179,420)	2,987
At-the market sales of stock, net	733	—	—	—	—	—	744	—	744
Issuance of abeyance shares	777	—	(777)	(1,011)	—	—	1,011	—	—
Issuance of common stock and warrants from warrant inducement offering, net	115	—	837	988	—	—	(55)	—	933
Issuance of common stock under stock plan, net	22	—	—	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	—	—	131	—	131
Net loss	—	—	—	—	—	—	—	(1,210)	(1,210)
Balance as of September 30, 2025	7,580	$5	837	$988	57	$—	$183,238	$(180,630)	$3,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERASO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,375)	$(3,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	196
Stock-based compensation	538	397
Change in fair value of warrant liabilities	(22)	10
Inventory write-down	33	—
Shares issued for services	—	40
Other	(7)	26
Changes in assets and liabilities
Accounts receivable	1,044	(1,090)
Inventories	(816)	469
Prepaid expenses and other	(222)	(139)
Accounts payable	251	429
Right-of-use assets	58	106
Lease liabilities - operating	(94)	(76)
Deferred revenue, accrued expenses and other	(6)	(1,413)
Net cash used in operating activities	(6,471)	(4,555)

Cash flows from investing activities:
Purchases of property and equipment	(290)	(79)
Net cash used in investing activities	(290)	(79)

Cash flows from financing activities:
Proceeds from at-the-market sales of stock, net	4,689	2,256
Proceeds from committed equity facility sales of stock, net	97	—
Payment of deferred equity facility costs	(302)	—
Proceeds from option exercises	21	19
Proceeds from Warrant Inducement Offering	—	933
Repayment of financing leases	—	(53)
Net cash provided by financing activities	4,505	3,155
Net decrease in cash and cash equivalents	(2,256)	(1,479)
Cash and cash equivalents at beginning of period	2,886	3,344
Cash and cash equivalents at end of period	$630	$1,865

Supplemental disclosure:
Noncash investing and financing activities:
Recognition of deferred equity facility costs	$—	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future period.

Liquidity

The Company incurred net losses of approximately $7.4 million for the nine months ended September 30, 2026 and $4.8 million for the year ended December 31, 2025 and had an accumulated deficit of approximately $189.2 million as of September 30, 2026. These and prior year losses have resulted in significant negative cash flows and have required the Company to raise substantial amounts of additional capital. To date, the Company has primarily financed its operations through offerings of its common stock and warrants and the issuance of convertible notes and loans to investors and affiliates. As of September 30, 2026, the Company had cash and cash equivalents of approximately $0.6 million. The Company expects to continue to incur operating losses for the foreseeable future as it secures additional customers and continues to invest in the commercialization of its products.

Prior to consideration of the Nant private placement, and the issuance of common stock under the committed equity facility, described below, these conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

On October 28, 2026, the Company closed a private placement with Nant Capital, LLC (“Nant”) under a securities purchase agreement dated October 26, 2026. In the private placement, the Company sold 3,271,355 shares of common stock, pre-funded warrants to purchase 16,593,563 shares of common stock, and common warrants to purchase 19,864,918 shares of common stock. Gross proceeds were approximately $10.0 million, and net proceeds were approximately $9.6 million after offering expenses. See Note 10, Subsequent Events.

During the month of October 2026, the Company sold 2,124,209 shares of common stock for net proceeds of approximately $895,000 pursuant to the Purchase Agreement. See Note 10, Subsequent Events.

Management evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. In this evaluation, management considered the Company’s cash and cash equivalents as of September 30, 2026, the net proceeds received from the Nant private placement and from sales of common stock under the committed equity facility in October 2026, and the Company’s forecasted operating cash requirements. Based on this evaluation, management believes the Company’s existing cash, together with the net proceeds from the Nant private placement and committed equity facility, will be sufficient to fund operations and meet its obligations as they become due for at least one year after the date these condensed consolidated financial statements are issued. Accordingly, management has concluded that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated by the net proceeds from the Nant private placement and from sales of common stock under the committed equity facility in October 2026.

The Company will need to increase revenues substantially beyond levels it has attained in the past to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. The Company may seek additional capital, through debt or equity financing, to fund its longer-term business plan. There can be no assurance that additional capital will be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital when needed, it may need to implement cost reduction strategies, which may include reducing headcount and curtailing business activities. Such actions could affect its near- and long-term business plan.

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

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure that its trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluations within the context of the industry in which it operates and generally does not require collateral from its customers. A specific allowance of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The Company grants credit only to customers deemed creditworthy in the judgment of management. The allowance for credit losses was not material as of September 30, 2026 and December 31, 2025.

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

Contract liabilities – deferred revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. The Company classifies advance customer payments and deferred revenue as current or non-current based on the timing of when the Company expects to recognize revenue. As of September 30, 2026 and December 31, 2025, contract liabilities were in a current position and included in deferred revenue.

During the nine months ended September 30, 2026, the Company recognized an immaterial amount of revenue that had been included in deferred revenue as of December 31, 2025.

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

The following table sets forth securities outstanding that were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2026	2025
Escrow shares - exchangeable shares	33	33
Escrow shares - common stock	13	13
Options to purchase common stock	2,151	1,334
Unvested restricted common stock units	—	3
Warrants classified as equity	7,543	8,837
Warrants classified as liabilities	235	235
Total	9,975	10,455

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

Note 2. Fair Value of Financial Instruments

The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$1	$—	$—

Liabilities:
Warrant liabilities	$2	$—	$—	$2

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1	$1	$—	$—

Liabilities:
Warrant liabilities	$24	$—	$—	$24

(1)	Amounts are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables represent the Company’s determination of fair value for its financial assets (in thousands):

	September 30, 2026
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$630	$—	$—	$630

	December 31, 2025
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$2,886	$—	$—	$2,886

Note 3. Balance Sheet Detail

	September 30,	December 31,
	2026	2025
	(in thousands)
Inventories:
Raw materials	$382	$342
Work-in-process	635	361
Finished goods	934	465
	$1,951	$1,168

	September 30,	December 31,
	2026	2025
	(in thousands)
Prepaid expenses and other:
Prepaid inventory and production costs	$106	$31
Prepaid insurance	105	36
Prepaid software	74	46
Other	135	82
	$420	$195

	September 30,	December 31,
	2026	2025
	(in thousands)
Other:
Deferred equity facility costs	$301	$—
Deposits	97	99
Intangible assets, net	2	6
	$400	$105

	September 30,	December 31,
	2026	2025
	(in thousands)
Accrued Expenses & Other:
Accrued wages and employee benefits	$349	$280
Professional fees, legal and consulting	14	175
Warranty accrual	39	12
Other	78	73
	$480	$540

Note 4. Commitments and Contingencies

Leases

The Company has operating leases for its facilities in Toronto and Markham, Ontario, Canada and recognizes lease expense on a straight-line basis over the respective lease terms. The Company had an operating lease for its corporate headquarters facility in San Jose, California that was not renewed when the lease term expired on January 14, 2025.

The lease for the facility in Markham has a 60-month term, which commenced June 21, 2022. The initial right-of-use asset and corresponding liability of approximately CAD$1.0 million for the lease were measured at the present value of the future minimum lease payments. The discount rate used to measure the lease assets and liabilities was 8%. The Markham landlord also provided a lease incentive of approximately CAD$286,200 (the Incentive). In 2023, the Company received payment of CAD$143,100 from the Markham landlord of the first installment of the Incentive. The remaining balance of the Incentive is paid to the Company in the form of an adjustment to rent during the last three months of each calendar year during the remaining lease term. As of September 30, 2026, the pending Incentive to be received was CAD$35,775.

The Toronto office lease has a one-year term, which commenced January 1, 2026, and the lease is not accounted for under ASC 842.

The following table provides the details of right-of-use assets and lease liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Right-of-use assets:
Operating leases	$85	$143
Total right-of-use assets	$85	$143
Lease liabilities:
Operating leases	$98	$192
Total lease liabilities	$98	$192

Future minimum payments under the Markham lease at September 30, 2026 are listed in the table below (in thousands):

Year ending December 31,
2026	$7
2027	96
Total future lease payments	103
Less: imputed interest	(5)
Present value of lease liabilities	$98

The following table provides the details of supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$98	$154

Rent expense was approximately $0.1 million for the three months ended September 30, 2026 and 2025. Rent expense was approximately $0.4 million for the nine months ended September 30, 2026 and 2025. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs related to the leased facilities and equipment.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No material amounts were reflected in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 related to these indemnifications.

The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Product Warranties

The Company warrants its products to be free of defects generally for a period of up to two years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of net revenues. Warranty costs were not material for the three and nine months ended September 30, 2026 and 2025.

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

Purchase Obligations

The Company’s primary purchase obligations include non-cancelable purchase orders for inventory. At September 30, 2026, the Company had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.4 million.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total net revenue	$284	$3,234	$2,554	$9,323

Less:
Cost of net revenue	61	1,417	906	3,753
Research and development	502	513	1,637	1,726
Compensation	1,433	1,422	4,349	4,387
Stock-based compensation	221	131	538	397
Software license obligations	—	—	—	(223)
Other operating expenses	733	941	2,510	2,764
Other (income) expense, net	(8)	20	(11)	29
Net loss	$(2,658)	$(1,210)	$(7,375)	$(3,510)

Concentrations

The Company recognized revenue from shipments of products, licensing of its technologies and performance of services to customers by geographical destination as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Europe	$141	$1,153	$1,522	$2,886
Taiwan	55	1,600	263	3,190
North America	23	285	218	2,064
Rest of the world	65	196	551	1,183
Total net revenue	$284	$3,234	$2,554	$9,323

The following is a breakdown of product revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product category	2026	2025	2026	2025
Memory ICs	$—	$72	$27	$2,339
mmWave ICs	36	2,276	619	4,569
mmWave modules	195	658	1,384	2,102
mmWave other products	32	56	144	70
	$263	$3,062	$2,174	$9,080

The following table lists significant customers that represented more than 10% of total revenue during each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	33%	20%	17%	15%
Customer B	19%	*	*	*
Customer C	16%	*	*	*
Customer D	11%	*	*	*
Customer E	11%	*	*	*
Customer F	*	*	36%	*
Customer G	*	34%	*	16%
Customer H	*	15%	*	15%
Customer I	*	15%	*	17%
Customer J	*	*	*	18%

*	Represents less than 10%

The following table lists significant customers that represented more than 10% of the net accounts receivable balance at each respective balance sheet date:

	Accounts Receivable
	September 30,	December 31,
	2026	2025
Customer A	30%	*
Customer B	30%	*
Customer C	18%	*
Customer D	12%	*
Customer E	*	78%
Customer F	*	15%

*	Represents less than 10%

The following table lists significant vendors that represented more than 10% of the total accounts payable balance at each respective balance sheet date:

	September 30,	December 31,
	2026	2025
Vendor A	26%	*
Vendor B	18%	23%
Vendor C	*	15%
Vendor D	*	15%

*	Represents less than 10%

Note 6. Stock-Based Compensation

Common Stock Equity Plans

In 2010, the Company adopted the 2010 Equity Incentive Plan and later amended it in 2014, 2017 and 2018 (the Amended 2010 Plan). The Amended 2010 Plan was terminated in August 2019 and remains in effect as to outstanding equity awards granted prior to the date of expiration. No new awards may be made under the Amended 2010 Plan.

In August 2019, the Company’s stockholders approved the 2019 Stock Incentive Plan (the 2019 Plan) to replace the Amended 2010 Plan. The 2019 Plan authorizes the board of directors or the compensation committee of the board of directors to grant a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. Under the 2019 Plan, 4,563 shares were initially reserved for issuance. In November 2021, December 2024, December 2025 and September 2026, the Company’s stockholders approved amendments increasing the number of shares reserved for issuance under the 2019 Plan by 77,674, 1,500,000, 1,000,000 and 1,500,000 shares, respectively.

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

Stock-Based Compensation Expense

The Company reflected compensation costs related to the vesting of stock options of approximately $0.3 million and $0.4 million during the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the unamortized compensation cost was approximately $0.8 million related to stock options and is expected to be recognized as expense over a weighted average period of approximately 1.0 years. The Company reflected compensation costs of approximately $0.2 million and $30,000 related to the vesting of restricted stock units during the nine months ended September 30, 2026 and 2025, respectively. The remaining unvested shares of restricted stock units will be fully vested in November 2026 and the amortized compensation expense will be immaterial.

Valuation Assumptions and Expense Information for Stock-Based Compensation

The fair value of the Company’s option grants for the nine months ended September 30, 2026 and 2025 was approximately $656,000 and $901,000, respectively. The weighted-average grant date fair value of options granted was $0.73 and $0.63 per share for the nine months ended September 30, 2026 and 2025, respectively. The following assumptions were used in the fair-value method calculations:

	Option Grants
	Nine Months Ended September 30,
	2026	2025
Interest rate (risk-free rate)	3.70% - 3.75%	3.79% - 4.34%
Expected volatility	120% - 121%	118% - 119%
Expected term	5 years	4.4 - 4.8 years
Expected dividend	0%	0%

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

The following table summarizes the activity in the shares available for grant under the Plans during the nine months ended September 30, 2026 and options outstanding as of September 30, 2026 (in thousands, except exercise price):

		Options Outstanding
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance as of December 31, 2025	1,189	1,347	$3.34
RSUs granted	(200)	—	—
Options granted	(893)	893	$0.88
Options exercised	—	(18)	$0.78
Balance as of March 31, 2026	96	2,222	$2.33
Options exercised	—	(9)	$0.78
Options cancelled and returned to the 2019 Plan	47	(47)	$0.83
Balance as of June 30, 2026	143	2,166	$2.37
Additional shares authorized under the 2019 Plan	1,500	—	—
Options exercised	—	(1)	$23.48
Options cancelled and returned to the 2019 Plan	14	(14)	$23.48
Balance as of September 30, 2026	1,657	2,151	$2.22

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2026 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.00 - $1.00	2,122	8.80	$0.83	767	$0.80	$—
$1.01 - $62.90	2	0.93	$62.80	2	$62.80	$—
$62.91 - $599.60	27	4.21	$108.57	27	$108.57	$—
$0.00 - $599.60	2,151	8.73	$2.22	796	$4.57	$—

The total options outstanding had no intrinsic value at September 30, 2026.

A summary of RSU activity under the 2019 Plan is presented below (in thousands, except for fair value):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares as of December 31, 2025	—	—
Granted	200	$0.94
Non-vested shares as of March 31, 2026	200	$0.94
Vested	—	—
Non-vested shares as of June 30, 2026	200	$0.94
Vested	(200)	$0.94
Non-vested shares as of September 30, 2026	—	—

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

As of September 30, 2026, the Company had sold shares having an aggregate gross sales price of approximately $4,849,291 under the Sales Agreement. Shares having an aggregate offering price of approximately $320,400 remained available for sale under the Sales Agreement as of September 30, 2026.

During the three months ended September 30, 2026 and 2025, the Company sold 23,797 and 733,049 shares of common stock for net proceeds of approximately $20,900 and $751,200, respectively, pursuant to the Sales Agreement. During the nine months ended September 30, 2026 and 2025, the Company sold 4,845,421 and 2,003,207 shares of common stock for net proceeds of approximately $4,688,900 and $2,270,200, respectively, pursuant to the Sales Agreement.

Committed Equity Facility

On June 30, 2026, the Company entered into a Common Stock Purchase Agreement, amended by a letter agreement dated July 10, 2026 (as amended, the “Purchase Agreement”), and a related Registration Rights Agreement, with Roth Principal Investments, LLC (“Roth Principal Investments”). Pursuant to the July 10, 2026 amendment, Roth Principal Investments agreed to adjust the purchase price discount applicable to certain purchases effected outside of regular trading hours; the terms of the Purchase Agreement are otherwise unchanged. Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell to Roth Principal Investments up to $25,000,000 of newly issued shares of common stock, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to Roth Principal Investments under the Purchase Agreement.

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

The Purchase Agreement included an exchange cap of 3,004,114 shares (the “Exchange Cap”) on the number of shares issuable to Roth Principal Investments, representing 19.99% of the shares of common stock outstanding immediately prior to execution of the Purchase Agreement, unless the Company obtained stockholder approval to issue shares in excess of the Exchange Cap in accordance with Nasdaq Listing Rule 5635(d). On September 10, 2026, the Company’s stockholders approved the issuance of shares of common stock under the Purchase Agreement in excess of the Exchange Cap. Accordingly, the Exchange Cap no longer applies.

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

During the three and nine months ended September 30, 2026, the Company sold 202,395 shares of common stock for net proceeds of approximately $97,632, pursuant to the Purchase Agreement.

Deferred Equity Facility Costs

The Company incurred fees totaling approximately $302,000 to implement the committed equity facility and file the Registration Statement with the SEC. The fees comprised legal and accounting and the QIU fee. These fees have been recorded as deferred equity facility costs at September 30, 2026 (see Note 1) less $1,000 for fees offset against proceeds recognized in equity during the three months ended September 30, 2026.

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

As of September 30, 2026, the Company had the following Purchase Warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration Date
Warrants issued - November 2022	92	$40.00	May 28, 2028
Warrants issued - June 2023	143	$28.00	June 2, 2028
	235

The following table sets forth changes in the fair value of the Purchase Warrants outstanding (amounts in thousands):

	Number of warrants
	on common shares	Amount
Balance as of December 31, 2025	235	$24
Change in fair value of warrants	—	9
Balance as of March 31, 2026	235	33
Change in fair value of warrants	—	(14)
Balance as of June 30, 2026	235	19
Change in fair value of warrants	—	(17)
Balance as of September 30, 2026	235	$2

The outstanding Purchase Warrants had no intrinsic value at September 30, 2026.

The fair value of the Purchase Warrants at September 30, 2026 was determined using the Black Scholes model with the following assumptions:

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	1.7 years	1.7 years
Interest rate (risk-free rate):	5.09%	5.09%
Expected volatility	131%	131%
Expected dividend	—	—
Fair value of warrants (in thousands)	$1	$1

The fair value of the Purchase Warrants at December 31, 2025 was determined using the Black Scholes model with the following assumptions:

	2022 Purchase Warrant	2023 Purchase Warrant
Expected term based on contractual term	2.4 years	2.4 years
Interest rate (risk-free rate):	3.71%	3.71%
Expected volatility	129%	129%
Expected dividend	—	—
Fair value of warrants (in thousands)	$11	$13

Warrants Classified as Equity

The following table summarizes the activity in warrants classified as equity during the three and nine months ended September 30, 2026 (share amounts in thousands):

Number of Shares
Balance as of December 31, 2025	8,837
Series C warrants expired	(1,294)
Balance as of March 31, 2026	7,543
Warrants issued	—
Balance as of June 30, 2026	7,543
Warrants issued	—
Balance as of September 30, 2026	7,543

As of September 30, 2026, the Company had the following equity-classified common stock purchase warrants outstanding (share amounts in thousands):

Warrant Type	Number of Shares	Exercise Price	Expiration
Common stock warrants	7	$28.00	June 2, 2028
Series A warrants issued	3,975	$2.250	February 8, 2029
Series A warrants issued	139	$2.625	February 8, 2029
Series C warrants issued	157	$1.625	November 6, 2029
Series D warrants issued	2,246	$1.610	November 6, 2029
Series E warrants issued	952	$1.250	September 12, 2031
Series E warrants issued	67	$1.475	September 12, 2030
Balance as of September 30, 2026	7,543

The outstanding equity-classified warrants had no intrinsic value at September 30, 2026.

Note 9. Related Party Transactions

A family member of one of the Company’s executive officers is an employee of the Company. The Company recorded compensation expense of approximately $31,200 and $31,200 for the employed family member during the three months ended September 30, 2026 and 2025, respectively, and compensation expense of approximately $89,900 and $88,900 for the employed family member during the nine months ended September 30, 2026 and 2025, respectively. Compensation expense includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options during each period.

Note 10. Subsequent Events

Issuance of Common Stock under Committed Equity Facility

Subsequent to September 30, 2026, the Company has sold 2,124,209 shares of common stock for net proceeds of approximately $895,000 pursuant to the Purchase Agreement.

Private Placement

On October 28, 2026, the Company closed a private placement with Nant Capital, LLC (“Nant”) under a securities purchase agreement dated October 26, 2026. In the private placement, the Company sold 3,271,355 shares of common stock, pre-funded warrants to purchase 16,593,563 shares of common stock, and common warrants to purchase 19,864,918 shares of common stock. Gross proceeds were approximately $10.0 million, and net proceeds were approximately $9.6 million after offering expenses.

The pre-funded warrants are exercisable at any time until exercised in full. The common warrants have an exercise price of $0.3784 per share and expire on October 28, 2028. The warrants may not be exercised to the extent Nant would beneficially own more than 19.99% of the outstanding common stock. Depending on its ownership, Nant may designate up to two members of the Company’s board of directors. The Company agreed to register the resale of the shares and warrant shares and may owe liquidated damages if it misses specified deadlines.

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

We also had a memory product line comprising our Bandwidth Engine IC products. Taiwan Semiconductor Manufacturing Corporation, or TSMC, the sole foundry that manufactured the wafers used to produce our memory IC products, discontinued the foundry process used to produce such wafers. As a result, in May 2023, we initiated an end-of-life, or EOL, of our memory IC products, and, in March 2025, we fulfilled all then-outstanding EOL orders for our memory IC products. In the second half of 2025, we fulfilled two purchase orders for revenue totaling approximately $0.5 million. During the nine months ended September 30, 2026, we fulfilled two additional purchase orders for revenue totaling approximately $27,000.

We incurred net losses of approximately $7.4 million for the nine months ended September 30, 2026 and $4.8 million for the year ended December 31, 2025, and we had an accumulated deficit of approximately $189.2 million as of September 30, 2026. These and prior year losses have resulted in significant negative cash flows and historically have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through offerings of our common stock and warrants and the issuance of convertible notes and loans to investors and affiliates. As of September 30, 2026, we had cash and cash equivalents of approximately $0.6 million. We expect to continue to incur operating losses for the foreseeable future as we secure additional customers and continue to invest in the commercialization of our products.

Recent Developments

Conclusion of Strategic Review

In November 2026, following the completion of the Nant private placement, our board of directors concluded its review of strategic alternatives, which it had authorized in July 2025 to explore a merger, sale of assets or other similar transaction.

Nant Capital Private Placement

On October 28, 2026, we sold shares of common stock, pre-funded warrants and common warrants to Nant Capital, LLC (“Nant”) in a private placement for net proceeds of approximately $9.6 million. Nant may designate up to two members of our board of directors. See Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the terms of the private placement.

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

During the three months ended September 30, 2026, we sold 23,797 shares of common stock for net proceeds of approximately $20,900, pursuant to the Sales Agreement. During the nine months ended September 30, 2026, we sold 4,845,421 shares of common stock for net proceeds of approximately $4,688,900 (net of commissions paid to Ladenburg of approximately $145,479), pursuant to the Sales Agreement. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the terms of the Sales Agreement.

Committed Equity Facility

On June 30, 2026, we entered into a Common Stock Purchase Agreement, as amended by a letter agreement dated July 10, 2026 (as amended, the “Purchase Agreement”), and a related Registration Rights Agreement with Roth Principal Investments, LLC (“Roth Principal Investments”), pursuant to which Roth Principal Investments has committed to purchase up to $25.0 million of shares of our common stock from time to time, at our discretion, over a 36-month period, subject to the terms and conditions set forth in the Purchase Agreement. The Purchase Agreement included an exchange cap of 3,004,114 shares (the “Exchange Cap”) on the number of shares issuable to Roth Principal Investments, representing 19.99% of the shares of common stock outstanding immediately prior to execution of the Purchase Agreement, unless we obtained stockholder approval to issue shares in excess of the Exchange Cap in accordance with Nasdaq Listing Rule 5635(d). On September 10, 2026, our stockholders approved the issuance of shares of common stock under the Purchase Agreement in excess of the Exchange Cap. Accordingly, the Exchange Cap no longer applies. We are under no obligation to sell any shares under the Purchase Agreement. The registration statement registering the resale of shares issuable under the Purchase Agreement was declared effective by the SEC on July 14, 2026. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the terms of the Purchase Agreement.

During the three and nine months ended September 30, 2026, we sold 202,395 shares of common stock for net proceeds of approximately $97,632, pursuant to the Purchase Agreement. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the terms of the Purchase Agreement.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Net Revenue

	September 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Product - three months ended	$263	$3,062	$(2,799)	(91)%
Percentage of total net revenue	93%	95%
Product - nine months ended	$2,174	$9,080	$(6,906)	(76)%
Percentage of total net revenue	85%	97%

The following tables detail revenue by product category for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Memory ICs	$—	$72	$(72)	(100)%
mmWave ICs	36	2,276	(2,240)	(98)%
mmWave modules	195	658	(463)	(70)%
mmWave other products	32	56	(24)	(43)%
Product revenue	$263	$3,062	$(2,799)	(91)%

	Nine Months Ended September 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Memory ICs	$27	$2,339	$(2,312)	(99)%
mmWave ICs	619	4,569	(3,950)	(86)%
mmWave modules	1,384	2,102	(718)	(34)%
mmWave other products	144	70	74	106%
Product revenue	$2,174	$9,080	$(6,906)	(76)%

Product revenue decreased for the three and nine months ended September 30, 2026 compared with the same period of 2025 primarily due to the decrease in sales of our EOL memory IC products and a decrease in shipments of our mmWave ICs and antenna modules. The decline in mmWave product shipments during the nine months ended September 30, 2026 was attributed to subdued near-term demand from existing fixed wireless access customers. Our largest fixed wireless access customers in 2025 substantially reduced their orders in 2026, but signs of renewed customer demand are emerging. Most notably, in October we received a production order exceeding $2.0 million from a leading network equipment manufacturer deploying fixed wireless access systems leveraging our 60 GHz technology. We are also pursuing defense, UAV and autonomous-systems opportunities, but these programs are at an early stage, and we cannot predict when, or whether, they will result in production volumes sufficient to offset this decline.

September 30,	Change
2026	2025	2025 to 2026
(dollar amounts in thousands)
Services and other - three months ended	$21	$172	$(151)	-88%
Percentage of total net revenue	7%	5%
Services and other - nine months ended	$380	$243	$137	56%
Percentage of total net revenue	15%	3%

Services and other revenue includes royalty, non-recurring engineering services and license revenues. The decrease in services and other revenue for the three months ended September 30, 2026 compared with the same period of 2025 was primarily due to a decrease in non-recurring engineering services revenue related to our mmWave technology, partially offset by an increase in royalties due to one customer’s adjustment of prior years’ reporting of royalties related to our memory technology. The increase in services and other revenue for the nine months ended September 30, 2026 compared with the same period of 2025 was primarily due to an increase in non-recurring engineering services revenue related to our mmWave technology, partially offset by a decrease in royalties from licensees of our memory technology due to reduced shipments by these licensees, which we attribute to the discontinuation of the foundry process by TSMC.

Cost of Net Revenue and Gross Profit

	September 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Cost of net revenue -three months ended	$61	$1,417	$(1,356)	-96%
Percentage of total net revenue	21%	44%
Cost of net revenue -nine months ended	$906	$3,753	$(2,847)	-76%
Percentage of total net revenue	35%	40%

Cost of net revenue is primarily comprised of direct and indirect costs related to the sale of our products, including depreciation of production-related fixed assets.

Cost of net revenue decreased for the three and nine months ended September 30, 2026 when compared with the same periods of 2025, due to the corresponding decreases in product revenue and the reversal of an inventory related accrual of approximately $55,000 in the three and nine months ended September 30, 2026. Our inventories increased to $2.0 million at September 30, 2026 from $1.2 million at December 31, 2025, and we had approximately $2.4 million of non-cancelable purchase commitments at September 30, 2026. If demand for our products does not improve, we may be required to record inventory write-downs, which could be material.

	September 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Gross profit -three months ended	$223	$1,817	$(1,594)	-88%
Percentage of total net revenue	79%	56%
Gross profit -nine months ended	$1,648	$5,570	$(3,922)	-70%
Percentage of total net revenue	65%	60%

Gross profit decreased for the three months ended September 30, 2026 compared with the same period of 2025, primarily due to the reduction in product revenues and a net decrease in services and other revenues. During the three months ended September 30, 2026 and 2025, we sold mmWave inventory with cost of net revenue values of approximately $25,000 and $0.3 million, respectively, which was written down prior to January 1, 2026. Gross profit decreased for the nine months ended September 30, 2026 compared with the same period of 2025, primarily due to the reduction in product revenues combined with product mix, specifically the decrease in memory IC shipments. The decrease was partially offset by the net increase in services and other revenues. During the nine months ended September 30, 2026 and 2025, we sold mmWave inventory with cost of net revenue values of approximately $0.5 million and $0.6 million, respectively, which was written down prior to January 1, 2026.

Research and Development

September 30,	Change
2026	2025	2025 to 2026
(dollar amounts in thousands)
Research and development -three months ended	$1,532	$1,528	$4	0%
Percentage of total net revenue	539%	47%
Research and development -nine months ended	$4,742	$4,773	$(31)	(1)%
Percentage of total net revenue	186%	51%

Our research and development, or R&D, expenses include costs related to the development of our products, including facility allocations. We expense R&D costs as they are incurred.

We expect that total R&D expenses will remain flat for the remainder of 2026 compared with the first nine months of 2026.

Selling, General and Administrative

	September 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
SG&A -three months ended	$1,356	$1,479	$(123)	(8)%
Percentage of total net revenue	477%	46%
SG&A -nine months ended	$4,291	$4,501	$(210)	(5)%
Percentage of total net revenue	168%	48%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management.

The decrease for the three and nine months ended September 30, 2026 compared with the same period of 2025 was primarily attributable to decreases in consulting and professional services costs, partially offset by an increase in stock based compensation.

We expect that total SG&A expense will remain flat or slightly decrease for the remainder of 2026 compared with the first nine months of 2026, as we continue to manage our SG&A expenses.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

As of September 30, 2026, we had cash and cash equivalents of $0.6 million and working capital of $1.6 million.

Net cash used in operating activities was $6.5 million for the first nine months of 2026, which primarily resulted from our net loss of $7.4 million, partially offset by non-cash charges of $0.1 million of depreciation and amortization and $0.5 million of stock based compensation, $0.2 million in net changes in assets and liabilities and $0.1 million of other changes. The changes in assets and liabilities primarily related to the timing of collections of receivables, purchases of inventory and other vendor payables and prepayments.

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

Net cash used in investing activities was approximately $0.3 million for the first nine months of 2026, which was attributable to the purchase of fixed assets.

Net cash used in investing activities was approximately $79,000 for the first nine months of 2025, which was attributable to the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2026 comprised $4.7 million of net proceeds from sales under our at-the market offering program, and $0.1 million of net proceeds from sales under our committed equity facility and approximately $21,000 of proceeds from option exercises, partially offset by approximately $0.3 million of payments of costs associated with our committed equity facility.

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

Purchase Obligations

Our primary purchase obligations include non-cancelable purchase orders for inventory. At September 30, 2026, we had outstanding non-cancelable purchase orders for inventory, primarily wafers and substrates, and related expenditures of approximately $2.4 million.

Working Capital

We incurred net losses of approximately $7.4 million for the nine months ended September 30, 2026 and $4.8 million for the year ended December 31, 2025, and we had an accumulated deficit of approximately $189.2 million as of September 30, 2026. These and prior year losses have resulted in significant negative cash flows and have required us to raise substantial amounts of additional capital. To date, we have primarily financed our operations through offerings of our common stock and warrants and the issuance of convertible notes and loans to investors and affiliates. As of September 30, 2026, we had cash and cash equivalents of approximately $0.6 million. We expect to continue to incur operating losses for the foreseeable future as we secure additional customers and continue to invest in the commercialization of our products.

Prior to consideration of the Nant private placement, and the issuance of common stock under the committed equity facility in October 2026, described below, these conditions raised substantial doubt about our ability to continue as a going concern within one year after the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

On October 28, 2026, we closed a private placement with Nant Capital, LLC (“Nant”) under a securities purchase agreement dated October 26, 2026. In the private placement, we sold 3,271,355 shares of common stock, pre-funded warrants to purchase 16,593,563 shares of common stock, and common warrants to purchase 19,864,918 shares of common stock. Gross proceeds were approximately $10.0 million, and net proceeds were approximately $9.6 million after offering expenses. See Note 10, Subsequent Events.

During the month of October 2026, the Company sold 2,124,209 shares of common stock for net proceeds of approximately $895,000 pursuant to the Purchase Agreement. See Note 10, Subsequent Events.

Management evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. In this evaluation, management considered our cash and cash equivalents as of September 30, 2026, the net proceeds received from the Nant private placement and the issuance of common stock under the committed equity facility in October 2026, and our forecasted operating cash requirements. Based on this evaluation, management believes our existing cash, together with the net proceeds from the Nant private placement and such sales under the committed equity facility, will be sufficient to fund operations and meet our obligations as they become due for at least one year after the date these condensed consolidated financial statements are issued. Accordingly, management has concluded that the substantial doubt about our ability to continue as a going concern has been alleviated by the net proceeds received from the Nant private placement and from sales of common stock under the committed equity facility in October 2026.

We will need to increase revenues substantially beyond levels we have attained in the past to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. We may seek additional capital, through debt or equity financing, to fund our longer-term business plan. There can be no assurance that additional capital will be available when needed or on terms acceptable to us. If we are unable to obtain additional capital when needed, we may need to implement cost reduction strategies, which may include reducing headcount and curtailing business activities. Such actions could affect our near- and long-term business plan.

Our ability to raise additional capital under our existing programs is subject to limitations. Sales under the Purchase Agreement are subject to a 4.99% beneficial ownership limitation, a minimum closing price threshold and the number of shares registered for resale, and the amount we can raise will depend on the trading price and volume of our common stock. As of September 30, 2026, shares having an aggregate offering price of approximately $320,400 remained available for sale under the Sales Agreement. In addition, the Purchase Agreement restricts our ability to enter into certain variable rate transactions during its term, and our agreement with Nant generally prohibits us from issuing other equity securities, apart from sales under the Purchase Agreement and the Sales Agreement, until as late as December 27, 2026.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed consolidated financial statements for the nine months ended September 30, 2026.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer/Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital, and if our revenue does not recover or our expenses exceed our forecasts, we could again face substantial doubt about our ability to continue as a going concern.

Our condensed consolidated financial statements as of September 30, 2026 have been prepared under the assumption that we will continue as a going concern. As of September 30, 2026, we had cash and cash equivalents of $0.6 million and an accumulated deficit of $189.2 million, and our revenue for the nine months ended September 30, 2026 declined 73% compared with the same period of 2025. Prior to the closing of our private placement with Nant Capital, LLC on October 28, 2026 and our sales of common stock under the Purchase Agreement in October 2026, these conditions raised substantial doubt about our ability to continue as a going concern. We believe that our existing cash and cash equivalents, together with the net proceeds of approximately $9.6 million from the Nant private placement and approximately $895,000 from sales of common stock under the Purchase Agreement, will be sufficient to fund our operations for at least one year after the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This estimate does not assume any further sales under the Sales Agreement or the Purchase Agreement with Roth Principal Investments.

Our longer-term ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which could again raise substantial doubt as to our ability to continue as a going concern. In addition, our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

We incurred net losses of approximately $7.4 million for the nine months ended September 30, 2026 and $4.8 million for the year ended December 31, 2025, and we had an accumulated deficit of approximately $189.2 million as of September 30, 2026. These and prior-year losses have resulted in significant negative cash flows. To remain competitive and expand our product offerings to customers, we will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. Given our history of fluctuating revenues and operating losses, and the challenges we face in securing customers for our products, we cannot be certain that we will be able to achieve and maintain profitability on either a quarterly or annual basis in the future. As a result, we may need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

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

The Purchase Agreement originally included an Exchange Cap on the number of shares issuable to Roth Principal Investments, representing 19.99% of our shares of common stock outstanding immediately prior to execution of the Purchase Agreement. On September 10, 2026, our stockholders approved the issuance of shares in excess of the Exchange Cap. As a result, we may issue a substantially greater number of shares to Roth Principal Investments than would otherwise have been permitted, including at prices below $0.9853 per share, which could result in materially greater dilution to our stockholders.

Nant Capital, LLC has significant influence over us, and its interests may differ from those of our other stockholders.

In October 2026, we sold Nant Capital, LLC (“Nant”) shares and warrants representing up to 39,729,836 shares of our common stock. Although Nant may not exercise its warrants to the extent it would beneficially own more than 19.99% of our common stock, it may be our largest stockholder and may designate up to two members of our board of directors. As a result, Nant may be able to exert significant influence over our business and over matters requiring board or stockholder approval, including the election of directors and any merger, sale of assets or other strategic transaction. Nant’s interests may not align with those of our other stockholders, and its ownership position and board representation may discourage, delay or prevent a change of control that our other stockholders may consider favorable.

Exercise of the warrants would substantially dilute our other stockholders, and sales of these shares after we register them for resale could cause the market price of our common stock to decline.

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

ITEM 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

(a) Exhibits

		Reference				Filed or
Exhibit No.	Exhibit Description	Form	File No.	Form Exhibit	Filing Date	Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company	8-K	000-32929	3.6	November 12, 2010
3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company	8-K	000-32929	3.1	February 14, 2017
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on August 27, 2019	8-K	000-32929	3.1	August 27, 2019
3.1.3	Certificate of Amendment to Articles of Incorporation (Name Change)	8-K	000-32929	3.1	December 20, 2021
3.1.4	Certificate of Designation of Series A Special Voting Preferred Stock	8-K	000-32929	3.2	December 20, 2021
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 15, 2023	8-K	000-32929	3.1	December 19, 2023
3.2	Amended and Restated Bylaws of the Company	8-K	000-32929	3.1	November 23, 2021
4.1	Form of Pre-Funded Warrant	8-K	000-32929	4.1	October 26, 2026
4.2	Form of Common Warrant	8-K	000-32929	4.2	October 26, 2026
10.1	Common Stock Purchase Agreement, dated as of June 30, 2026, by and between Peraso Inc. and Roth Principal Investments, LLC	8-K	000-32929	10.1	July 2, 2026
10.2	Registration Rights Agreement, dated as of June 30, 2026, by and between Peraso Inc. and Roth Principal Investments, LLC	8-K	000-32929	10.2	July 2, 2026
10.3	Letter Agreement, dated as of July 10, 2026, between Peraso Inc. and Roth Principal Investments, LLC	8-K	000-32929	10.1	July 10, 2026
10.4	Amended and Restated Peraso Inc. 2019 Stock Incentive Plan, as amended	8-K	000-32929	10.1	September 11, 2026
10.5	Securities Purchase Agreement, dated as of October 26, 2026, by and between Peraso Inc. and Nant Capital, LLC	8-K	000-32929	10.1	October 26, 2026
10.6	Form of Registration Rights Agreement	8-K	000-32929	10.2	October 26, 2026
31.1	Rule 13a-14 Certification					X
32.1	Section 1350 Certification					X
101	The following financial information from Peraso Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2026, filed with the SEC on November 13, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2026	PERASO INC.

	By:	/s/ Ronald Glibbery
Ronald Glibbery
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)